Form 10-Q
period 1994-01-02
PRECISION CASTPARTS CORP
filed 1994-02-14
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
            For the Quarter Ended January 2, 1994
                 Commission File No. 1-10348

           _______________________________________

                  Precision Castparts Corp.


                    An Oregon Corporation
         IRS Employer Identification No. 93-0460598
                   4600 S.E. Harney Drive
                 Portland, Oregon 97206-0898
                 Telephone:  (503) 777-3881

           _______________________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of February 8, 1994:                      13,091,504


                                    Exhibit Index at Page 11
                                          Page 1 of 12 Pages

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income (1)
(In thousands, except share and per share data)


                                     Three Months Ended
                                ___________________________
                                Jan. 2, 1994 Dec. 27, 1992
                                ____________ _____________
Net Sales                       $   103,600  $   107,900
Cost of Goods Sold                   86,000       94,400
Restructuring and
  Environmental Charges (2)             ---       37,100
Selling and Administrative
  Expenses                            7,400        7,800
Interest (Income) Expense, Net          100        (100)

Income (Loss) before Provision
  for Income Taxes                   10,100     (31,300)
Provision (Benefit) for
  Income Taxes                        4,100     (12,600)
                                ____________ ____________

Net Income (Loss)               $     6,000  $  (18,700)
                                ============ ============

Net Income (Loss) Per
  Common Share                  $      0.46  $    (1.06)
                                ============ ============

                                     Nine Months Ended
                                ___________________________
                                Jan. 2, 1994 Dec. 27, 1992
                                ____________ _____________



Net Sales                       $   312,900  $   350,400
Cost of Goods Sold                  263,100      297,500
Restructuring and
  Environmental Charges (2)             ---       37,100
Selling and Administrative
  Expenses                           22,500       24,500
Interest Expense, Net                 1,000          ---
                                ____________ ____________

Income (Loss) before
  Provision for Income Taxes         26,300      (8,700)
Provision (Benefit) for
  Income Taxes (3)                    7,800      (4,700)
                                ____________ ____________

Income (Loss) before Cumulative
  Effect of Accounting Change        18,500      (4,000)
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits Other Than Pensions
  (net of income tax benefit
  of $1,800) (4)                    (2,900)          ---
                                ____________ ____________
Net Income (Loss)               $    15,600  $   (4,000)
                                ============ ============

Income (Charge) Per Share:  (6)
  Before cumulative effect
   of accounting change         $      1.42  $    (0.23)
  Cumulative effect of change
   in accounting for postretirement
   benefits other than pensions      (0.22)         ----
                                ____________ ____________

Net Income (Loss) Per
  Common Share                  $      1.20  $    (0.23)
                                ============ ===========


Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets (1)
(In thousands)

                                Jan. 2, 1994 March 28, 1993
                                              (as adjusted)
                                ____________ ______________
ASSETS
Current Assets:
  Cash and cash equivalents     $   12,500   $    68,900
  Receivables                       79,100        89,600
  Inventories                       80,900       114,200
  Prepaid expenses                   1,800           900
  Current deferred tax asset (5)             3,900
2,300
                                ___________  ____________
    Total current assets           178,200       275,900
                                ___________  ____________

Property, Plant and
  Equipment, at cost               247,500       248,700
  Less -- accumulated
   depreciation                  (127,000)     (113,400)
                                ___________  ____________

    Net property, plant
     and equipment                 120,500       135,300

Goodwill and Other Assets           14,900        13,100
                                ___________  ____________

Total assets                    $  313,600   $   424,300
                                ===========  ============


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable                 $      200   $       800
  Current portion of
    long-term debt                   3,900         3,900
  Current portion of stock
    repurchase liability               ---        67,000
  Accounts payable                  13,400        14,800
  Accrued liabilities               51,800        57,100
  Income taxes payable (5)           3,900         2,400
                                ___________  ____________
    Total current liabilities       73,200       146,000

Long-Term Debt, excluding
  current portion                   10,900        14,700
Stock Repurchase Liability,
  excluding current portion            ---        50,000
Noncurrent deferred tax
  liability (5)                      9,400        13,700
Postretirement Benefit
  Obligation (4)                     4,700           ---
                                ___________  ____________
  Total liabilities                 98,200       224,400
                                ___________  ____________
Shareholders' Investment:
  Common stock                      13,100        13,000
  Paid-in capital                    2,300           ---
  Stock subscription receivable      (500)           ---
  Retained earnings (5)            200,200       186,200
  Cumulative translation
    adjustment                         300           700
                                ___________  ____________
      Total shareholders'
        investment                 215,400       199,900
                                ___________  ____________
Total liabilities and
  shareholders' investment      $  313,600   $   424,300
                                ===========  ============


Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows (1)
(In thousands)

Cash Flows from Operating Activities:

                                     Nine Months Ended
                                ___________________________
                                Jan. 2, 1994 Dec. 27, 1992
                                ____________ _____________
Net income (loss)               $    15,600  $  ($4,000)
  Non-cash items included in income:
    Depreciation and amortization    19,300       16,000
    Deferred taxes                    3,000     (10,700)
    Cumulative effect of
      accounting change (4)           4,700          ---
    Restructuring and
      environmental charges             ---       37,100
  Net (increase) decrease
    in receivables, inventories
    and prepaids over payables
    and accruals                     28,300      (7,800)
                                ___________  ____________
      Net cash provided by
        operating activities         70,900       30,600
                                ___________  ____________

Cash Flows from Investing Activities:

  Acquisition of property,
    plant and equipment             (6,200)     (13,300)
  Other investing
    activities, net                   (200)          400
                                ___________  ____________

      Net cash (used by)
        investing activities        (6,400)     (12,900)
                                ___________  ____________

Cash Flows from Financing Activities:

  Proceeds of long-term debt         50,000          ---
  Payment of long-term debt        (53,700)      (4,000)
  Payments of notes
    payable, net                      (500)      (1,600)
  Repurchase of common stock      (117,000)          ---
  Increase in short-term
    investments                         ---     (18,800)
  Sale of common stock                1,900        1,800
  Cash dividends (7)                (1,600)      (1,600)
                                ___________  ____________
      Net cash (used by)
        financing activities      (120,900)     (24,200)
                                ___________  ____________
Net (Decrease) in Cash
  and Cash Equivalents             (56,400)      (6,500)
Cash and Cash Equivalents
  at Beginning of Period             68,900       25,300
                                ___________  ____________


Cash and Cash Equivalents
  at End of Period              $   12,500   $    18,800
                                ===========  ============


Notes to the Interim Financial Statements

(1) The consolidated interim financial statements have been prepared by the Company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflected all adjustments which are, in the opinion of management, necessary for fair representation.

(2) During the third quarter of fiscal 1993, the Company recorded a provision for restructuring charges of $27,200, equal to ($0.95) per share, and a provision for environmental charges of $9,900, equal to ($0.34) per share. The restructuring charges, which were in response to a significant and continuing industry decline in demand for aerospace components, provided for the estimated cost of employee severances, plant and office consolidations and rearrangements, and other operating asset write-offs at the Company's Structurals and Airfoils Divisions. The environmental charge provided for the elimination and clean-up of a hazardous material used at one of the Company's manufacturing sites in Oregon.

(3) During the first quarter of fiscal 1994, the Company recorded a $2.4 million tax benefit, equal to $0.18 per share, as a result of reaching agreement with the Internal Revenue Service concerning research and development tax credits for fiscal years 1990 and 1991.

(4) In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 106, "Employers' Accounting for
     Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the costs of retiree health care are accrued over relevant service periods. Previously, these costs were charged to expense as claims were paid. The Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4.7 million, equal to $2.9 million after tax, or $0.22 per share. The expense to be accrued in fiscal 1994 is not expected to be materially different from the amount under the previous accounting method.

(5) In the first quarter of fiscal 1994, the Company retroactively adopted SFAS No. 109, "Accounting for Income Taxes," and the financial statements of prior years have been restated to apply the new method retroactively. The cumulative effect of this retroactive adoption resulted in a decrease to retained earnings of $3.4 million as of March 28, 1993. This retroactive adoption had no effect on previously reported net income for fiscal year 1993.


(6) Net income per share is based on 13,000,000 shares outstanding for the nine months ended January 2, 1994, and 17,900,000 shares outstanding for the nine months ended December 27, 1992.

(7) For the quarters ended September 26, 1993, and December 27, 1992, the Company paid dividends of $0.03 per share on its common stock. On October 26, 1993, the Company's Board of Directors approved an increase in the quarterly dividend on the Company's common stock to $0.06 per share, effective with the dividend payable on January 3, 1994, to shareholders of record on December 3, 1993.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Sales for the third quarter of fiscal 1994 were $103.6 million, down 4.0% from $107.9 million in the third quarter of last year. Net income for the quarter increased to $6.0 million, or $0.46 per share, from a net loss of ($18.7) million, or ($1.06) per share, in the same quarter a year ago.

The reported results for the third quarter of last year included a provision of $23.0 million ($37.1 million pre-tax), or $1.29 per share, for restructuring and environmental charges. Excluding the provision for restructuring and environmental charges, net income would have been $4.3 million, or $0.23 per share, in the third quarter of last year.

Results of Operations - Comparison between three months ended January 2, 1994 and December 27, 1992

Sales decreased $4.3 million (4.0%) during the third quarter of fiscal 1994 compared with the same period a year ago.
The decline resulted from continued delays and cancellations of commercial aircraft delivery dates due to the slow economy and weak financial condition of the airline companies, cutbacks in domestic and foreign military spending programs, and price reductions to customers in response to competitive pressures in the aerospace industry. Sales of castings for aerospace and aircraft jet engines, which were 85.7% of sales for the quarter, decreased $2.9 million (4%). Sales of non-aerospace castings decreased $1.4 million (9%) due to decreased sales of castings for general industrial applications and industrial gas turbines.

Cost of sales (as a percentage of sales) decreased to 83.0% during the third quarter of fiscal 1994 from 87.5% in the same period a year ago. This improvement reflects the results of the Company's restructuring activities, initiated in the third and fourth quarters of last year, which have reduced both fixed and variable manufacturing costs.

Selling and administrative expenses decreased $0.4 million primarily due to workforce reductions and cost reduction efforts. Net interest expense increased $0.2 million as a result of lower interest income. Ending cash and short-term investment balances were $12.5 million in the third quarter of fiscal 1994 compared with $37.6 million in the third quarter a year ago.


Results of Operations - Comparison between Nine Months Ended
January 2, 1994 and December 27, 1992

Sales decreased by $37.5 million (11.0%) during the first nine months of fiscal 1994, compared with the same period a year ago. Sales of castings for aerospace and aircraft jet engines, which made up 85.0% of sales for the nine months, decreased $43.2 million (14.0%). The decline resulted from continued delays and cancellations of commercial aircraft delivery dates due to the slow economy and the weak financial condition of the airline companies, cutbacks in domestic and foreign military spending programs, and price reductions to customers in response to competitive pressures in the aerospace industry. Sales of non-aerospace castings increased by $5.7 million (15.0%), primarily due to increased sales of castings for industrial gas turbines and metal injection molded products for electronic and computer component manufacturers.

Cost of sales (as a percentage of sales) decreased to 84.1% during the first nine months of fiscal 1994 from 84.9% in the same period a year ago. This improvement was primarily due to savings from restructuring activities initiated in the third and fourth quarters of last year. Cost of sales
(as a percentage of sales) have decreased for the last four consecutive quarters, from 87.5% in the third quarter of last year to 83.0% in the third quarter of fiscal 1994.

Selling and administrative expenses decreased $2.0 million (8.1%) primarily due to workforce reductions and cost reduction efforts. Net interest expense increased $1.0 million as a result of higher debt balances early in fiscal 1994, lower capitalized interest and reduced interest income due to lower cash and short-term investment balances during fiscal 1994.

The provision for income taxes for the first nine months of fiscal 1994 included a $2.4 million tax benefit, equal to $0.18 per share, as a result of reaching agreement with the Internal Revenue Service concerning research and development tax credits for fiscal years 1990 and 1991. The effective tax rate for the first nine months of fiscal 1994, before the $2.4 million tax benefit, was 38.5% as compared to 32.7%, before unusual items, in the first nine months of the previous year. The higher tax rate in fiscal 1994 reflects the increase in the federal tax rate from 34.0% to 35.0% and lower expected tax credits from current research and development activities.

Results for the first nine months included the adoption of SFAS No. 106 in the first quarter of fiscal 1994. As allowed by SFAS No. 106, the Company elected to recognize immediately its transition obligation, resulting in a one-time charge of $2.9 million after tax, or ($0.22) per share. The expense to be accrued in fiscal 1994 is not expected to be materially different from the amount under the previous accounting method. In addition, the cumulative effect of the retroactive adoption of SFAS No. 109, as of March 28, 1993, resulted in a decrease to retained earnings of $3.4 million. This retroactive adoption had no effect on previously reported net income for fiscal 1993, nor is it expected to have a significant ongoing financial impact on the Company.

Liquidity and Capital Resources

Total capitalization at January 2, 1994, of $230.4 million consisted of $15.0 million of debt and $215.4 million of equity. The debt-to-equity ratio at January 2, 1994, was
0.07 compared with 0.095 at the end of the prior fiscal year.

During April of fiscal 1994, the Company paid $117.0 million to shareholders to repurchase approximately 5 million shares, or 28%, of its common stock. The repurchase was funded by using $67.0 million of cash on hand as of March 28, 1993, and by borrowing $50.0 million from a bank. This debt was repaid as of September 26, 1993, primarily using cash generated from operations, and subsequently the committed line of credit was canceled and the interest rate swap on the bank debt was terminated. The Company anticipates that future cash needs can be funded by cash from operations and the Company's uncommitted lines of credit.

The Company expects to spend approximately $2.0 million during the fourth quarter of fiscal 1994 to improve efficiencies of domestic and foreign manufacturing facilities. The expenditures will be funded by cash from operations.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 6.  Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits


     Exhibit (11)                  Statement regarding
                                   Computation of Per Share
                                   Earnings for the Nine
                                   Months Ended January 2,
                                   1994.




Item 6.(b) No reports on Form 8-K have been filed during the quarter.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  February 14, 1994      /s/W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)






                        EXHIBIT INDEX


Exhibits


Exhibit (11)          Statement re Computation of
                      Per Share Earnings for the
                      Nine Months Ended
                      January 2, 1994                   12