Form 10-K
period 1994-04-03
PRECISION CASTPARTS CORP
filed 1994-07-05
CIK 79958

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________

                            FORM 10-K

/X/       Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

             For the Fiscal Year Ended April 3, 1994
                               or

/ /    Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the Transition Period From _____ to _____

                   Commission File No. 1-10348
                       __________________

                    PRECISION CASTPARTS CORP.
     (Exact name of registrant as specified in its charter)

       STATE OF OREGON                   93-0460598
 (State or other jurisdiction (I.R.S. Employer Identification
     of incorporation or                    No.)
        organization)
    4600 S.E. Harney Drive
       Portland, Oregon                  97206-0898
    (Address of principal                (Zip Code)
      executive offices)

                 Registrant's telephone number,
               including area code: (503) 777-3881

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS           ON WHICH REGISTERED
        Common Stock,            New York Stock Exchange
      without par value

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              None
                       __________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non affiliates of the registrant as of June 3, 1994 was $399,644,086.

     As of the close of business on June 3, 1994 Registrant had 13,165,580 shares of Common Stock, without par value, outstanding.

               Documents Incorporated by Reference

     Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp." for the year ended
April 3, 1994 is incorporated by reference in Parts II and IV and appended hereto.

     Portions of the Registrant's Proxy Statement dated June 20,
1994 in connection of the 1994 Annual Meeting of Shareholders are incorporated by reference in Part III.

                            FORM 10-K
                          ANNUAL REPORT
                        TABLE OF CONTENTS

PART I                                                            PAGE
  Item 1.   BUSINESS                                                 1
               Products                                              2
               Sales and Distribution                                7
               Backlog                                               9
               Competition                                           9
               Research and Development                             11
               Employees                                            11
               Patents and Trade Secrets                            11
               Materials and Supplies                               12
               Government Regulations                               13
               Environmental Compliance                             13
  Item 2.   PROPERTIES                                              15
  Item 3.   LEGAL PROCEEDINGS                                       16
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Executive Officers of the Registrant                 17

PART II
  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                          18
  Item 6.   SELECTED FINANCIAL DATA                                 18
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                  18
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             18

PART III
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      19
  Item 11.  EXECUTIVE COMPENSATION                                  19
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                19
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          19

PART IV
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                          20
               Signatures                                           22
               Financial Statement Schedules                        23
               Report of Independent Accountants                    27

                             PART I
ITEM 1. BUSINESS

   Precision Castparts Corp. (the "Company"), through its Structurals Division ("Structurals Division") and its subsidiary PCC-France, S.A. ("PCC-France"), is the leading supplier to the aerospace industry of large, complex structural investment castings as well as a leading supplier of other investment castings from stainless steel and alloys of nickel, cobalt and titanium. The Company is also one of the two largest manufacturers of precision cast airfoils through its subsidiary PCC Airfoils, Inc. ("Airfoils Division"). The Airfoils Division manufactures and sells blades and vanes used as replacement parts and as original equipment in commercial and military aircraft jet engines. Castings are also sold for use in industrial, automotive, medical and other commercial applications.

   The investment casting, or "lost wax" process uses ceramic molds to manufacture parts with complex shapes, closer tolerances and finer surface finishes in producing metal parts as compared to parts manufactured using other methods of casting. A wax or plastic replica of the part, called the "pattern" is surrounded by a ceramic material called the "investment" to create a mold. When the mold is heated, the wax or plastic melts and runs out of the mold. Molten metal is poured into the resulting cavity. When the metal cools, the ceramic shell is removed and discarded. After finishing operations and quality verification, the part is ready for shipment. In certain airfoil and structural castings, the wax pattern is formed around a core made of ceramic or other material, which is later removed to form complex hollow passages in the finished casting for air cooling or for other purposes such as transporting fluids.

   The Company, through its subsidiary Advanced Forming Technology, Inc. ("AFT"), is the leading producer of metal injection molded ("MIM") parts. The MIM process is a relatively new and fast-growing technology which is highly suited to high volume production of small complicated metal parts for numerous industries. In the MIM process, powdered metal and nonmetallic binders are mixed, heated and injected into a die. Once solidified, the "green" or unfinished part is taken from the die and placed in a staging fixture. The binder is removed through either a thermal or solvent extraction, and the part is sintered in a vacuum furnace, which changes the powdered metal into a solid.






                                1

   On April 6, 1994, PCC's newly formed subsidiary, PCC Composites, Inc., acquired the assets of ACC Electronics, Inc., a manufacturer of advanced technology metal matrix composite parts, located in Pittsburgh, Pennsylvania. PCC Composites uses a process called Pressure Infiltration Casting to combine metals and ceramics to create Metal Matrix Composites (MMCs). Pressure Infiltration Casting is a multi-step process where first, the metal is melted in a vacuum. Using an inert gas and controlled pressurization, the metal is then forced into a pre-formed reinforcement material to create a composite. The part is directionally solidified, extracted from the mold, and finished. MMCs are lightweight, have high thermal conductivity, and offer tightly controlled thermal expansion, properties which are believed to be valuable to electronics and other manufacturing companies.

Products

   The Company manufactures its castings to design specifications established by its customers. Most of the castings produced by the Company are used in aircraft jet engines. The Company's structural investment castings are stationary components that form portions of the fan, compressor, combustion and turbine sections of the engine where strength and structural integrity are critical. Many of the Company's precision cast airfoils are rotating parts that operate in the low and high pressure turbine sections of the engine under extreme temperature and pressure conditions. Most aircraft jet engines use both the Company's structural and airfoil castings.

   Structural Castings. The Company's Structurals Division manufactures large, complex structural castings. These castings are sold primarily as original equipment to aircraft jet engine manufacturers. The Structurals Division manufactures investment castings in various metal alloys that are specified by customers. As the design of new aircraft engines has emphasized increased thrust and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require use of engine parts made of alloys that are able to withstand these operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited to investment casting.

   The Company has experienced a steady demand from the aerospace industry for structural parts made from alloys of titanium, a metal which is lighter than other materials with comparable performance characteristics. Although the maximum operating




                                2
temperature of titanium is lower than that for many other alloys used in jet engines, there is increasing use of titanium in all but the hotter parts of the engine because of the considerable weight savings. Titanium is an exceptionally difficult metal to cast; however, the Company has developed the necessary technology and know-how to cast large, complex investment castings in titanium alloys. The Company operates a separate titanium alloy casting plant in Oregon, and also manufactures titanium alloy castings at its plant in France. The Company has undertaken a significant development effort on new titanium castings in recent years, which the Company believes has solidified its position as the leading producer of these castings. The Company believes that it manufactures the largest and most complex titanium alloy castings currently in production. See "Business -- Competition."

   Virtually every manufacturer of jet engines for commercial aircraft has developed designs to meet the fuel efficiency, emissions and noise reduction requirements of newly designed aircraft. Many of these new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of structural investment castings of the type manufactured by the Company than did prior engine designs.

   General Electric Company ("GE") has used the Company's large, complex castings on its jet engines for over 25 years. As the Company has been able to cast larger and more complex parts, GE has made increasing use of the Company's castings in its jet engines. GE's CF6-80 series of engines, for wide-body aircraft produced by The Boeing Company's Commercial Airplane Group ("Boeing"), Douglas Aircraft Company, a division of McDonnell-Douglas ("Douglas") and Airbus Industrie ("Airbus"), use a significant number of the Company's complex structural castings. GE's new GE90 jet engine, designed for use on the new Boeing 777 and other next generation aircraft, uses a significant number of the Company's complex structural castings.

   The Pratt & Whitney Aircraft operation of United Technologies Corporation ("P&W") has used the Company's complex structural castings for over 20 years on its military engines, and for over 10 years on its commercial engines. P&W's newest engines, the PW2000 series used on the Boeing 757 and McDonnell Douglas C-17, and the PW4000 series used on the Boeing 747, 767 and 777, the Airbus A300, A310 and A330, and the Douglas MD-11, make extensive use of castings made by the Company.






                                3

   Rolls-Royce ("R-R"), which manufactures the RB211-524 for the Boeing 747 and 767 and the RB211-535 for the Boeing 757, had not included large castings in its engines in the past. R-R's new Trent series of engines, under development for use on the Airbus A330 and the Boeing 777, uses large castings produced by the Company.

   CFM International ("CFMI"), a joint venture of GE and SNECMA of France, has developed the CFM56 series of engines for the Boeing 737, E-3 and E-6, the Airbus A319, A320, A321 and A340, and retrofits of the Boeing KC-135 and Douglas DC-8. A number of the Company's structural castings are used in these engines.

   The Company's structural castings are included in military jet engines that currently power the F-14, F-15, F-16 and F-18 aircraft, and the next generation of military aircraft planned to be produced in the mid to late 1990's. This includes engines for the F-22 Advanced Tactical Fighter, and the C-17 transport for the US Air Force. Cutbacks in military spending have reduced the Company's sales to United States government end-users from 24 percent of sales in 1993 to 21 percent in 1994. Sales and earnings in future years could be impacted by further reductions in military orders.

   Castings made by the Company are also included in jet engines currently used on or under development for a number of foreign military aircraft, private passenger aircraft, and commercial and military helicopters.

   The Company's strategy to expand its Structurals Division business includes developing large castings required for new engine programs, promoting the continued substitution of cast parts for fabricated parts, identifying additional uses for castings for smaller, complex shapes, and increasing the use of castings made from titanium alloys. In addition, the Company plans to expand its participation in a variety of markets including industrial, medical, land and marine gas turbine engines. Significant resources will be devoted to gain market share in the land based industrial gas turbine market. The strategy for the Structurals Division also includes gaining market share through improvements in quality and efficiency along with reductions in product cycle times. To implement this strategy, the Company is continuing to develop its technical capability to manufacture larger and increasingly complex castings to tighter tolerances and to improve quality and efficiencies through process improvements and greater employee involvement.




                                4

   The Company has one plant in France which produces structural investment castings from alloys of stainless steel, nickel, cobalt-chromium and titanium. The French plant is the only facility of this type in Western Europe with the means to cast these different alloys in the same plant.

   Airfoil Castings. The Company's Airfoils Division manufactures precision cast airfoils for use in aircraft jet engines, and in industrial and marine gas turbine engines. The airfoil castings are made in accordance with customer specifications and designs. These airfoil castings include the stationary vanes and rotating blades used in the turbine section of the engine. This section is considered the "hot" section of the engine, where temperatures may exceed 2,000 degrees F. These conditions require use of super alloys and special casting techniques to manufacture airfoil castings with internal cooling passageways that provide both high performance and longer engine life.

   The Airfoils Division uses various casting technologies to produce its turbine airfoils. Conventional casting processes are employed to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables the Company to produce directionally solidified (DS) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables the Company to produce single crystal airfoil castings, which consist of one large super alloy crystal without grain boundaries. Single crystal castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. These airfoils are used both in new and redesigned engines, particularly in jet engines used in military applications where performance requirements are highest and blade life is shorter than in commercial engines.

   The sales prices of the Company's DS and single crystal airfoils range from one and one-half to three times the price of equivalent equiaxed castings. The Company's ability to produce single crystal airfoils in quantity at acceptable costs continues to increase as a result of the Company's advances in casting techniques. Major customers of the Company continue to order single crystal airfoils in increasing quantities.






                                5

   The Company's airfoils are qualified for use in most commercial aircraft jet engines, including CFMI's CFM56 series, P&W's PW4000, PW2000 and JT9D, as well as GE's CF6 series and the new GE90 engine. A majority of the sales of airfoils for use in commercial aircraft engines are for equiaxed castings, although the percentage of sales for DS and single crystal airfoils has been increasing.

   The Company manufactures airfoils for many military jet engines, including the F100, F101, F110, F117, F119, F404 and
F414. The airfoils used in military engines are approximately evenly divided between DS and single crystal airfoils.

   The Company's strategy to increase its airfoils business includes programs to expand the number of airfoil castings for which it is the prime supplier, to increase its relative importance to its customers of airfoils for which it is currently a second source supplier, and to become a second source supplier for airfoil castings which it does not currently produce. The strategy includes gaining market share through improvements in quality and efficiency along with reductions in product cycle times. In addition, resources will be devoted to gain market share in the land based industrial gas turbine market which has been dominated by a single supplier. During fiscal 1994, PCC made inroads in this market, receiving orders from major manufacturers including GE, Westinghouse, Nuovo Pignone, European Gas Turbines, and Fiat.

   Other Investment Casting Products. The Company also manufactures cast parts for turbochargers used on diesel engines for trucks, buses and off-highway equipment, for engine parts for high performance automobiles, and a variety of other parts for commercial and industrial use. Other parts include prosthetic devices for surgical bone repair and replacement, impellers used on pumps and compressors, industrial and marine gas turbine engines, and components for NASA suppliers.

   AFT Products. Metal injection molding (MIM) is a technology that enables the production of small, complex, net shape metal parts at a significant cost savings over machining, investment casting or other net shape and near net shape processes. It is a hybrid manufacturing process which combines elements from various other fabrication methods, including powder metal processing, investment casting and plastic injection molding. MIM provides a technological advantage over other fabrication methods in its ability to produce small complex parts with thin wall sections, sharp corners, edges and other interior details that cannot be produced economically by other processes. AFT's MIM parts have been used in electronic, medical, firearms, military ordnance, automotive, fiber optic, aerospace, and other industrial products.
                                6

Sales and Distribution

   During the fiscal year ended April 3, 1994, the Company served approximately 200 customers. The Company's major customers are U.S. and European jet engine manufacturers and are relatively few in number. Most major customers purchase both structural and airfoil castings. Two customers, GE and P&W, accounted for approximately 46 and 52 percent of net sales during the Company's 1994 and 1993 fiscal years. In addition, sales to certain other customers include parts which ultimately are included in GE and P&W engines. Including these other sales, GE and P&W account for approximately 75 percent of net sales in 1994 and 1993. No other customer accounted for more than 10 percent of net sales.

   The table below sets forth the relative contribution to sales of components for the aerospace industry over the past three years:

                                          Fiscal Year
                                        ________________

   Sales                                1992  1993 1994
                                        ____  ____ ____
   Aerospace                             88%   88%  85%
   Other                                 12%   12%  15%

   The relative importance of aerospace-related business
(particularly aircraft) subjects the Company's business to the underlying trends within the aerospace industry. Historically, both commercial and military aircraft sales have shown cyclical patterns.

   While the Company's large, complex structural castings are generally designed as permanent engine parts and sold as original equipment to the engine manufacturers, the airfoil components in the engine have shorter useful lives and are replaced periodically in the course of engine maintenance. As a result, sales of the Airfoils Division are affected to a lesser degree by the cyclical patterns of aircraft sales than are sales of the Structurals Division. Based upon estimates provided by its major customers, the Company believes that approximately 50 percent of its sales of airfoils are used as replacement parts.

   Fiscal 1994 saw the continuation of the downturn in the aerospace industry. Worldwide, the industry has been adversely affected by recessions, slower growth in revenue passenger miles, debilitating airline price wars, and resulting cutbacks from the airline industry. Compounding the situation, military spending continues to be cut and larger portions of appropriations are used for purchases other than aircraft hardware. Since more than 85 percent of PCC's business has historically come from the aerospace industry, that industry's trends have had a direct
                                7
effect on the Company. In 1994, the Company's sales of investment castings for aerospace and aircraft gas turbine engines declined $48.0 million (12%) from 1993. This decline was partially offset by sales of other industrial and commercial products which increased $6.9 million (13%) in 1994 due to growth in the electronics and industrial gas turbine markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp."

   The portion of the Company's net sales for United States government end-use was 21 percent in 1994, 24 percent in 1993 and 29 percent in 1992. Annual sales to foreign customers, most of which are in western Europe, were $107.2 million in 1994, $111.7 million in 1993 and $122.8 million in 1992, accounting for 26 percent, 24 percent and 21 percent of the Company's sales in those years.

   The Company's ability to obtain orders depends upon its reputation for dependability, quality, service and technology, and upon its consistent use of innovative engineering support to meet its customers' technical design requirements. The Company anticipates the requirements of its established and potential customers and frequently provides services in connection with its customers' design of new products to encourage maximum use of investment castings. During the past five years, over 90 percent of the Company's sales have resulted from business with its established customers.

   The Company's sales of investment castings are made through sales personnel located in each plant and through field sales representatives located at U.S. and foreign locations near the Company's major customers. Due to the sophisticated nature of the product, the Company's sales effort requires that both field sales representatives and other technical personnel work closely with customers to identify and assist in the development of new castings and to provide other services which are necessary to obtaining new and repeat production orders. Company representatives are often on-site at customer locations to support the Company's sales process.

   MIM parts are sold by both the Company's sales force and manufacturers' representatives in the U.S., Europe and Southeast Asia. In fiscal 1992, PCC formed a joint venture with Hitachi Metals, Ltd. for the manufacture of MIM parts in Japan. PCC owns a 30 percent interest in this joint venture, which began operations early in fiscal 1993. To date, this joint venture has not had material sales or a significant effect on PCC's consolidated results.

                                8

Backlog

   The following table sets forth the Company's backlog of unfilled orders believed to be firm at the end of each of its last three fiscal years.

                    March 29, March 28,  April 3,
                       1992      1993      1994
                      ______    ______    ______
                      $523.5    $367.3    $280.2

   The decline in backlog from 1992 to 1994 was due to the expiration of multi-year contracts and inventory cycle time reductions by major customers, reduced demand for spares, and a slowing of new aircraft engine build rates. In addition, backlog has declined due to a change in customer order placement patterns whereby orders are now placed closer to the required delivery date than they were historically. Approximately $82.0 million in 1994, $109.0 million in 1993, and $117.0 million in 1992 of the Company's backlog in these years consisted of orders scheduled for delivery more than one year in the future.

   Sales to customers are made on individual purchase orders. Most of the Company's orders are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, the Company has not experienced significant order cancellations.

   For fiscal 1995, the Company expects a continuation of generally depressed economic conditions in the aerospace industry. However, further growth is expected in non-aerospace markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp."

Competition

   The Company believes it is the world's leading manufacturer of large, complex structural investment castings, one of the two largest producers of cast airfoils, and the second-largest overall producer of investment castings in the industry. The Company also believes that it has approximately 50 percent of the market for structural castings for aircraft gas turbine engines. The Company regularly competes with two significant competitors that make large, complex castings among the approximately 200 companies that make investment castings. The Company regularly competes with one major and six other competitors and two of its customers that make cast airfoils. The Company believes that three of its competitors and two of its customers currently have

                                9
the technological ability and equipment required to produce single crystal airfoils in commercial quantities.

   The Company's principal competitor is the Howmet Corporation ("Howmet"). Howmet is a subsidiary of Pechiney International, a 75 percent owned subsidiary of Pechiney, a nationalized French company, which has substantially greater financial resources than does the Company. Howmet is the world's largest manufacturer of cast airfoils and the largest overall manufacturer of investment castings. Howmet has traditionally supplied blades, vanes and other airfoil castings for aircraft jet engines and industrial gas turbines, and is believed to hold in excess of 50 percent of the total market for cast airfoils. Howmet sells blades, vanes and other airfoil castings to the same customers for the same engines as does the Company, often as the prime supplier. The Company believes that the length of time required to qualify parts for engines as well as the cost of duplicating the equipment and technology required to cast blades, vanes and other airfoil castings may discourage other competitors from entering the market.

   Howmet also manufactures titanium investment castings, and has invested in facilities for manufacture of large structural investment castings. The Company believes that Howmet is capable of producing castings, in both titanium and other alloys, comparable with all but the largest and most complex of the Company's investment castings. The Company believes Howmet has the financial and technical resources to be able to produce castings as large and complex as those produced by the Company if it should decide to do so.

   The Company believes it owns the largest wax press, vacuum induction casting furnace and two of the largest titanium casting furnaces in the investment casting industry. These and other items of equipment, in conjunction with technology developed over years of experience in manufacturing large, complex structural investment castings, have allowed the Company to maintain its competitive position in structural investment casting. The Company's customer relations are based upon years of assistance to customers in their engineering design of cast parts and contribute to the maintenance of its competitive position.

   The Company believes that the cost of duplicating the equipment and technology required to produce large, complex structural investment castings may discourage competitors other than Howmet from entering that market in the near future. In recent years, several manufacturers have acquired investment casting operations which are small in size relative to the three major producers. These operations have not become significant producers of airfoil or large structural castings.

                               10

   The Company's competitors for large castings also include companies engaged in manufacturing near net shape parts through metal forging, machining and other fabrication methods. Investment casting produces many types of parts at significantly lower cost than do these alternate production methods. With respect to smaller investment castings, the Company regularly competes with a large number of companies whose cast products are comparable to those of the Company. Competition for sales of these smaller parts is greater than for larger, more complex parts.

   The Company regularly competes with several competitors that use the MIM process. The Company believes that AFT is the largest company in the domestic MIM market.

Research and Development

   The Company maintains separate research and development departments for its Airfoils Division and its Structurals Division. The research and development effort at both locations is directed at developing new manufacturing processes and improving current processes. Total research and development expenditures amounted to $5.2 million in 1994, $4.3 million in 1993, and $5.2 million in 1992. A substantial amount of the Company's technological capability is the result of engineering work performed in connection with process development and production of new castings pursuant to customer orders. This engineering work is charged to the cost of the production and is not included in research and development expenditures.

Employees

   At April 3, 1994, the Company employed 3,993 people, including 1,814 people at the Structurals Division, 1,846 people at the Airfoils Division, 180 people at PCC-France, 138 people at AFT, and 15 people in corporate support functions. With the addition of PCC Composites, 22 people were added to the workforce on April 6, 1994. The number of employees by plant is shown in the chart in "Item 2. Properties." Approximately 500 of the employees at the Minerva Plant are covered by a collective bargaining agreement with the Metal Workers Alliance which expires in June of 1997. All employees of PCC-France are covered by a collective bargaining agreement. None of the Company's other employees are covered by a collective bargaining agreement, although from time to time unions have attempted to organize various groups of the Company's employees.

Patents and Trade Secrets

   Prior to 1988, the Company had not applied for patents covering its structural casting processes in the belief that

                               11
ordinarily the processes are more securely protected by retaining the information as trade secrets and avoiding the technical disclosures required in patent applications. For similar reasons, AFT has not applied for patents covering its MIM processes. The Company's trade secrets consist principally of technology developed over years of experience in the manufacture of complex structural investment castings and MIM parts.

   In connection with its acquisitions of the Airfoils Division and PCC Composites, the Company acquired a number of U.S. and foreign patents. The Company also acquired certain rights and obligations under license agreements. Since 1988, the Company has applied for or been issued a number of patents relating to new technology and processes developed by both the Structurals and Airfoils Divisions. The Company receives no significant royalty income from patents.

Materials and Supplies

   The primary materials used by the Company are metal alloys, waxes, ceramics, X-ray film and miscellaneous foundry and manufacturing supplies. These materials have been available in adequate quantities to fill production needs, although prices for some items, primarily metal, have fluctuated significantly in the past. In addition to purchases of materials from outside suppliers, the Company manufactures its own wax blends, ceramic blends, and metal alloys. Many of the processes used in manufacturing these materials were developed by the Company through its own research.

   The Company's Structurals and Airfoils Divisions are each highly integrated, including all facets of the production of precision structural and airfoil investment castings. The Company vacuum melts metals and other elements to create more than 50 varieties of nickel- and cobalt-based alloy blends. The super alloys are designed to endure extreme temperature and stress conditions and are subjected to high purity standards.
The Company also blends the ceramic materials that are used in forming shell molds and ceramic cores. The Company operates one plant specializing in production of ceramic materials from basic minerals such as zircon and fused silica. Another plant manufactures the preformed ceramic cores that the Company uses in its turbine airfoil castings to produce complex internal cavities and air cooling passages that extend the life of airfoils and improve engine performance. Currently, approximately 50 percent of the preformed ceramic cores used by the Airfoils Division are currently produced by the Company. The Structurals Division produces the majority of its wax formulations, whereas the Airfoils Division purchases most of its wax products from suppliers.

                               12

   Commercial deposits of certain metals, such as cobalt, nickel, chromium, columbium and molybdenum, which are required for the alloys used in the Company's castings, are found only in a few parts of the world. The availability and prices of these metals are influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, and inflation. Such influences generally affect all companies using these metals, including the Company and its competitors.

   The Company's AFT operation purchases powdered metal and binders used in its manufacturing process.

Government Regulations

   Certain of the Company's products are manufactured and sold under U.S. government contracts or subcontracts. As are all companies that provide products or services to the federal government, the Company is directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Certain of these government regulations relate specifically to the vendor-vendee relationship with the government, such as the bidding and pricing rules. Under regulations of this type the Company must observe certain pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. The Company is also subject to a number of regulations affecting the conduct of its business generally. For example, the Company must adhere to standards established by the Office of Federal Contract Compliance Programs and the Occupational Safety and Health Act relating to labor practices and occupational safety standards. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.

Environmental Compliance

   The Company generates, as do all investment casting manufacturers, certain waste materials it must dispose of, including certain materials for which disposal requires compliance with environmental protection laws and regulations. The Company conducts its operations at industrial sites where hazardous materials have been managed for many years, including periods before careful management of these materials was required or generally believed to be necessary. Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances.

   During the period 1970-1973, the Company contracted for disposal of certain industrial waste at the Pasco Landfill

                               13
located near Pasco, Washington. This landfill has been designated as a Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The Washington State Department of Ecology ("Ecology")notified the Company that is has determined that the Company is a Potentially Liable Party ("PLP") for the Pasco Landfill Superfund Site. The Company joined with approximately 40 other PLPs that sent industrial wastes to the site, as well as with the owners, operators and other PLPs, to fund the initial Remedial Investigation and Feasibility Study, which was completed and accepted by Ecology in March 1994. The PLPs and Ecology are currently undertaking negotiations to complete the Remedial Investigation (Phase II) at the Site and conduct a feasibility study of potential remedial alternatives.

   In 1989, the Oregon Health Division (the "Health Division") alleged that the Company discharged low level radioactive material to the Portland city sewer in violation of the Company's radioactive materials license. The City of Portland also has alleged that the discharges violated the Company's discharge permit. Although the Company continues to contest the alleged violations, it undertook extensive cleaning of portions of the sewer system. The Health Division recently has revived the alleged violation, which was not finally resolved by the cleaning. The Health Division is conducting a risk assessment to determine whether additional action is necessary. Based on the results of this risk assessment, the Health Division may attempt to require the Company to conduct further cleaning of the sewers or sediments at the sewer outfalls to the Willamette River.

   In 1992 the Company's Oregon facilities were subject to a multi-media inspection by the United States Environmental Protection Agency ("EPA"). A multi-media inspection is a comprehensive investigation of the Company's compliance with all federal environmental laws. In December 1992, EPA issued a notice of violation to the Company, alleging certain violations of the Clean Air Act. Although the EPA has indicated an intent to assess civil penalties in connection with this notice of violation, the notice itself does not include a proposed penalty amount. The Company has responded to the alleged violations, and the EPA has taken no further action at this time. The Company cannot estimate the level of fines that could be assessed.

   In fiscal year 1993, the Company recorded a provision of $9.9 million to provide for environmental clean-up. PCC is working with certain governmental agencies in these remediation efforts.
The Company believes the remaining reserve is adequate to eliminate and clean-up this hazardous material.

                             Page 14

ITEM 2. PROPERTIES

     The Company's manufacturing plants and administrative offices, along with certain information concerning the products, facilities and full-time staff levels at April 3, 1994, except for the PCC Composites plant, for which this data is provided at April 6, 1994, are as follows:

                                                            Building  Number of
Plant and Location                 Principal Products       (sq. ft.) Employees
STRUCTURALS DIVISION AND CORPORATE
 Large Structurals
  Business Operation               Large castings           401,000   723
    Portland, Oregon

 Titanium Business Operation       Titanium castings        285,000   458
    Milwaukie, Oregon

 Small Structurals
  Business Operation               Small and medium-sized   204,000   517
    Clackamas, Oregon              castings

 Division Distribution Center      Shipping and              53,000    25
    Clackamas, Oregon              warehousing

 Administrative Center             Research and              52,000   106
    Clackamas, Oregon              development, division
                                   administration and
                                   corporate staff

AIRFOILS DIVISION
 Minerva Plant                     Equiaxed, single crystal 288,000   664
    Minerva, Ohio                  and DS airfoils castings

 Crooksville Plant                 Airfoils finishing for    44,000   170
    Crooksville, Ohio              Minerva Plant

 SMP Plant                         Single crystal and       119,000   279
    Wickliffe, Ohio                DS airfoil castings

 Douglas Plant                     Equiaxed airfoil         135,000   423
    Douglas, Georgia               castings

 Mentor Plant                      Equiaxed, single crystal  65,000   112
    Mentor, Ohio                   and DS airfoil castings

 SRI Plant                         Preformed ceramic cores   73,000    80
    Cleveland, Ohio
                               15


                                                            Building  Number of
Plant and Location                 Principal Products       (sq. ft.) Employees
 Sanford Plant                     Ceramic materials and     66,000    58
    Sanford, North Carolina        core finishing for
                                   SRI Plant

 Prototype Foundry                 Research and              15,000    33
    Minerva, Ohio                  development; experimental
                                   production

 Administrative Offices            Administration            13,000    27
    Beachwood, Ohio

PCC - FRANCE
 PCC-France Plant                  Medium and large sized    66,000   180
    Ogeu, France                   castings, Titanium castings

ADVANCED FORMING TECHNOLOGY
 AFT Plant                         Metal injection molded    40,000   138
    Longmont, Colorado             parts

PCC - COMPOSITES
 PCC - Composites Plant            Metal matrix composites   12,000    22
    Pittsburgh, Pennsylvania       parts

   The majority of the Company's facilities are owned.  The
Mentor plant is leased with the current lease term expiring in 1999.

   The Company's existing manufacturing capacity is more than adequate to meet current market demand for its products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in
Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp."


ITEM 3. LEGAL PROCEEDINGS

   For a description of claims relating to environmental matters, see "Item 1. Business -- Environmental Compliance."

   Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Executive Officers of the Registrant (a)

                          Officer            Position Held
Name                      Since      Age  With the Registrant

William C. McCormick      (b) 1985   60    President and Chief
                                           Executive Officer

Peter G. Waite            (c) 1980   50    Executive Vice
                                           President-
                                           Airfoils Division

Mark Donegan              (d) 1992   37    Executive Vice President-
                                           Structurals Division

William D. Larsson        (e) 1980   49    Vice President and
                                           Chief Financial Officer

Roy M. Marvin             (f) 1967   63    Vice President-
                                           Administration and
                                           Secretary

____________

(a) The officers serve for a term of one year and until their successors are elected.
(b)Elected President and Chief Executive Officer in 1991 and Director in 1986. Served as President and Chief Operating Officer from 1985-1991.
(c)Elected Executive Vice President -- Airfoils Division in 1986.
(d)Elected Executive Vice President -- Structurals Division in
     1992.
(e)Elected Vice President -- Finance in 1980. Named Vice President and Chief Financial Officer in 1993.
(f)Elected Secretary in 1983, Vice President -- Administration in 1980, and Director in 1967. Served as Treasurer from 1967 - 1993.




                               17

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   As of June 3, 1994, there were approximately 2,750 shareholders of record of the Company's common stock. The Company's common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Midwest Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters is incorporated herein by reference to pages 13 and 14 in Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp." The Company expects to continue to pay quarterly cash dividends, subject to its earnings, financial condition and other factors.


ITEM 6. SELECTED FINANCIAL DATA

   Information with respect to Selected Financial Data is incorporated herein by reference to page 13 of Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of
Precision Castparts Corp."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to page 15 of Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to pages 2 through 14 of Exhibit 13, the "Financial Section of the 1994
Annual Report to Shareholders of Precision Castparts Corp."








                               18

                            PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement dated June 20, 1994 for the 1994 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to the Company's executive officers follows
Part I, Item 4 of this document.


ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to Executive Compensation is incorporated herein by reference to "Report of the Compensation
Committee on Executive Compensation" continuing through "Executive Compensation" in the Proxy Statement dated June 20,
1994 for the 1994 Annual Meeting of Shareholders of the Registrant.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

   Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Voting Securities and Principal Shareholders" in the Proxy Statement dated June 20, 1994 for the 1994 Annual Meeting of Shareholders of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Certain Transactions" under "Proposal 1: Election of Directors" in the Proxy Statement dated June 20, 1994 for the 1994 Annual Meeting of Shareholders of the Registrant.










                               19

                             PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        ON
             FORM 8-K

(a) (1)  Financial Statements
         The following financial statements incorporated by reference from Exhibit 13, the "Financial Section of the 1994 Annual Report to Shareholders of Precision
         Castparts Corp.," are filed as part of this report.

                                           Page in Exhibit 13, the
                                        "Financial Section of the 1994
                                        Annual Report to Shareholders
Statement                               of Precision Castparts Corp."

     Consolidated Statements of Income                2
     Consolidated Balance Sheets                      3
     Consolidated Statements of Cash Flows            4
     Consolidated Statements of
       Shareholders' Investment                       5
     Notes to Financial Statements                   6-11
     Report of Independent Accountants                12


(a) (2) Financial Statement Schedules
    The following schedules are filed as part of this report:

    Schedule V      --   Property, Plant and Equipment
    Schedule VI     --   Reserves for Depreciation of Property,
                         Plant and Equipment
    Schedule VIII   --   Valuation and Qualifying Accounts
    Schedule IX     --   Short-Term Borrowings
    Schedule X      --   Supplementary Income Statement
                         Information

        Report of Independent Accountants on Financial Statement
        Schedules










                               20

(a) (3) Exhibits

   (3)A        --   Restated Articles of Incorporation of
                    Precision Castparts Corp.

   (3)B        --   Bylaws of Precision Castparts Corp.

   (4)         --   Note Purchase Agreement, dated as of July 20,
                    1987 between Precision Castparts Corp. and
                    The Prudential Insurance Company of America.

   (10)A       --   Precision Castparts Corp. Revised and
                    Restated Stock Incentive Plan as amended.

   (10)B       --   Precision Castparts Corp. Non-Employee
                    Directors' Stock Option Plan.

   (10)C       --   Precision Castparts Corp. 1994 Stock
                    Incentive Plan.  (Filed as Appendix A in
                    Registrant's June 20, 1994 Proxy Statement to
                    Shareholders.)

   (11)        --   Statement re Calculation of Earnings Per
                    Share for the Year Ended April 3, 1994.

   (13)        --   Financial Section of the 1994 Annual Report
                    to Shareholders of Precision Castparts Corp.
                    for the year ended April 3, 1994.

   (21)        --   Subsidiaries of Precision Castparts Corp.

   (23)        --   Consent of Independent Accountants.

   (c) See (a) (3) above.
   (d) See (a) (2) above.













                               21

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRECISION CASTPARTS CORP.



                                   By  /s/ WILLIAM C. MCCORMICK
                                    _____________________
                                     William C. McCormick
                                   (Director, President and
                                   Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                     Title
_________________________________________________________________
/s/HARRY C. STONECIPHER       Chairman of the Board
___________________________   Director
Harry C. Stonecipher

/s/WILLIAM C. MCCORMICK       Director, President and Chief
___________________________   Executive Officer
William C. McCormick

/s/WILLIAM D. LARSSON         Vice President and Chief Financial
___________________________   Officer
William D. Larsson            (Principal Financial and
                              Accounting Officer)

/S/ROY M. MARVIN              Director and Vice President-
___________________________   Administration and Secretary
Roy M. Marvin

/s/EDWARD H. COOLEY           Director
___________________________
Edward H. Cooley

/S/DON C. FRISBEE             Director
___________________________
Don C. Frisbee

/s/HOWARD W. HILL             Director
___________________________
Howard W. Hill

/s/CARROLL M. MARTENSON       Director
___________________________
Carroll M. Martenson

/s/KENNETH H. PIERCE          Director
___________________________
Kenneth H. Pierce

/s/STEVEN G. ROTHMEIER        Director
___________________________
Steven G. Rothmeier

/s/DWIGHT A. SANGREY          Director
___________________________
Dwight A. Sangrey

                               22

                                                       SCHEDULE V

           PRECISION CASTPARTS CORP. AND SUBSIDIARIES
                  PROPERTY, PLANT AND EQUIPMENT
                       For the years ended
                         (000's Omitted)

           Column A       Column B    Column C     Column D    Column E   Column F

                         Balance at                                       Balance
                         Beginning   Additions                  Other      at End
        Classification   of Period    at Cost    Retirements   Changes   of Period
March 29, 1992
Land                     $  4,100    $     --     $     --     $     --   $  4,100
Buildings and                                                   100 (1)
  Improvements             34,400       1,200          500    1,400 (2)     36,600
Machinery and                                                   300 (1)
  Equipment               164,800      24,900        8,400   (1,400)(2)    180,200
Construction in Progress   19,600       5,900           --           --     25,500
                         --------    --------     --------     --------   --------
Total                    $222,900    $ 32,000     $  8,900     $    400   $246,400
                         ========    ========     ========     ========   ========

March 28, 1993
Land                     $  4,100    $     --     $     --     $     --   $  4,100
Buildings and
  Improvements             36,600       1,300          300           --     37,600
Machinery and
  Equipment               180,200      27,200       12,900           --    194,500
Construction in Progress   25,500    (13,000)           --           --     12,500
                         --------    --------     --------     --------   --------
Total                    $246,400    $ 15,500     $ 13,200     $     --   $248,700
                         ========    ========     ========     ========   ========

April 3, 1994
Land                     $  4,100    $     --     $    600     $     --   $  3,500
Buildings and
  improvements             37,600       1,100        1,600     (100)(1)     37,000
Machinery and
  equipment               194,500      15,600        8,400     (200)(1)    201,500
Construction in progress   12,500     (9,300)           --     (100)(1)      3,100
                         --------    --------     --------     --------   --------
Total                    $248,700    $  7,400     $ 10,600   $    (400)   $245,100
                         ========    ========     ========     ========   ========

__________

(1)  Effect of changing foreign
exchange rates on balances
     in property, plant and
equipment.
(2)  Reclassification between
accounts.

                               23


                                                      SCHEDULE VI

           PRECISION CASTPARTS CORP. AND SUBSIDIARIES
   RESERVES FOR DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                       For the years ended
                         (000's Omitted)

           Column A          Column B     Column C       Column D     Column E   Column F
                                         Additions
                            Balance at   Charged to                              Balance
                            Beginning    Additions                     Other      at End
        Classification      of Period     at Cost      Retirements    Changes   of Period
March 29, 1992
Buildings and Improvements   $  9,200     $  1,900       $    300     $    --     $ 10,800
Machinery and Equipment        73,700       16,900          5,900          --       84,700
                             ________     ________       ________     _______     ________
Total                        $ 82,900     $ 18,800       $  6,200     $    --     $ 95,500
                             ========     ========       ========     =======     ========
March 28, 1993
Buildings and Improvements   $ 10,800     $  2,100       $    500     $    --     $ 12,400
Machinery and Equipment        84,700       17,900         11,900  10,300 (1)      101,000
                             ________     ________       ________    ________     ________
Total                        $ 95,500     $ 20,000       $ 12,400     $10,300     $113,400
                             ========     ========       ========    ========     ========
April 3, 1994
Buildings and Improvements   $ 12,400     $  1,600       $    700    $     --     $ 13,300
Machinery and Equipment       101,000       23,500          9,200          --      115,300
                             ________     ________       ________    ________     ________
Total                        $113,400     $ 25,100       $  9,900    $     --     $128,600
                             ========     ========       ========    ========     ========

_____________

(1)  Provision for excess fixed assets
which is  in the provision
     for restructuring charges as
described in Exhibit 13, the
     "Financial Section of the 1994
Annual Report to Shareholders
     of Precision Castparts Corp."

                               24

                                                    SCHEDULE VIII

           PRECISION CASTPARTS CORP. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                       For the years ended
                         (000's Omitted)


           Column A          Column B     Column C       Column D     Column E   Column F
                                         Additions    Uncollectible
                            Balance at   Charged to      Accounts                Balance
                            Beginning    Additions       Written       Other      at End
        Classification      of Period     at Cost          Off        Changes   of Period
March 29, 1992
Reserve for Doubtful
  Accounts                   $    700     $     --       $    200    $     --     $    500
                             ========     ========       ========    ========     ========

March 28, 1993
Reserve for Doubtful
  Accounts                   $    500     $    200       $    100    $     --     $    600
                             ========     ========       ========    ========     ========

April 3, 1994
Reserve for Doubtful
  Accounts                   $    600     $    200       $    100    $     --     $    700
                             ========     ========       ========    ========     ========

                               25

                                                      SCHEDULE IX

           PRECISION CASTPARTS CORP. AND SUBSIDIARIES
                      SHORT-TERM BORROWINGS
                       For the years ended
                         (000's Omitted)

           Column A          Column B     Column C       Column D     Column E   Column F
                                                                      Average    Weighted
                                                         Maximum       Daily     Average
                                          Weighted        Amount       Amount    Interest
                            Balance at    Average      Outstanding  Outstanding    Rate
                              End of      Interest        During       During     During
        Classification        Period        Rate          Period       Period     Period
March 29, 1992
Lines of Credit from
  Banks                      $    300       8.4%         $ 20,500    $  8,500       6.0%
========                     ========   ========         ========    ========

March 28, 1993
Lines of Credit from
  Banks                      $    800       8.8%         $ 17,500    $  4,200       4.4%
                             ========   ========         ========    ========   ========

April 3, 1994
Lines of Credit from
  Banks                      $  1,000       8.2%        $  20,000    $  1,700       4.2%
                             ========   ========         ========    ========   ========

                                                       SCHEDULE X

           PRECISION CASTPARTS CORP. AND SUBSIDIARIES
           SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       For the years ended
                         (000's Omitted)

                Column A                                Column B
                                             Charged to Costs and Expenses
                                              March 29,  March 28,  April 3,
                                               1992         1993      1994
Maintenance and Repairs                      $ 26,500     $ 20,100  $ 18,100
                                             ========     ========  ========
Property Taxes                               $  3,700     $  3,300  $  3,500
                                             ========     ========  ========

                               26

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Precision Castparts Corp.

     Our audits of the consolidated financial statements referred to in our report dated May 2, 1994 appearing on page 12 of the Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are included as Exhibit 13 in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K.
In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE
Portland, Oregon
May 2, 1994

                               27

INDEX TO EXHIBITS
EXHIBITS

   (3)A        --   Restated Articles of
                    Incorporation of
                    Precision Castparts Corp.

   (3)B        --   Bylaws of Precision
                    Castparts Corp.

   (4)         --   Note Purchase Agreement,
                    dated as of July 20,
                    1987 between Precision
                    Castparts Corp. and
                    The Prudential Insurance
                    Company of America.

   (10)A       --   Precision Castparts Corp.
                    Revised and Restated
                    Stock Incentive Plan
                    as amended.

   (10)B       --   Precision Castparts Corp.
                    Non-Employee Directors'
                    Stock Option Plan.

   (10)C       --   Precision Castparts Corp.
                    1994 Stock Incentive Plan.
                    (Filed as Appendix A in
                    Registrant's June 20,
                    1994 Proxy Statement
                    to Shareholders.)

   (11)        --   Statement re Calculation
                    of Earnings Per Share
                    for the Year Ended April
                    3, 1994.

   (13)        --   Financial Section of the
                    1994 Annual Report to
                    Shareholders of
                    Precision Castparts Corp.
                    for the year ended April
                    3, 1994.

   (21)        --   Subsidiaries of Precision
                    Castparts Corp.

   (23)        --   Consent of Independent
                    Accountants.

   (c) See (a) (3) above.
   (d) See (a) (2) above.


EXHIBIT (3)A
     Restated Articles of Incorporation of Precision
     Castparts Corp.

              RESTATED ARTICLES OF INCORPORATION
                              OF
                  PRECISION CASTPARTS CORP.


                          ARTICLE I

          The name of the corporation is Precision Castparts
Corp.

                          ARTICLE II

     1. The aggregate number of shares which the corporation shall have the authority to issue is fifty-one million (51,000,000) shares, divided into fifty million (50,000,000) shares of Common Stock, without par value, and one million (1,000,000) shares of No Par Serial Preferred Stock, without par value.

     2. The preference, limitations and relative rights of the shares of each class shall be as follows:

          (i)  No Par Serial Preferred Stock.

               (a)  Determination of Terms of Class.  The
     corporation's board of directors is hereby expressly granted authority to determine from time to time and to the extent permitted by law the preferences, limitations and relative rights of the No Par Serial Preferred Stock.

               (b) Division Into Series. The corporation's board of directors is hereby expressly granted authority to divide any or all shares of the corporation's Preferred Stock into series designated "Series ____ No Par Serial Preferred Stock" (inserting in each case a distinguishing designation determined by the board of directors for such series) and to fix and determine from time to time and to the extent permitted by law the preferences, limitations and relative rights of the shares of each series. Failure of the board of directors to specify any preferences and rights in the resolution establishing any series of the Preferred Stock shall be deemed a denial of any such preferences and rights so omitted.
                                                           Page 1

         (ii) Common Stock. Subject to all the rights and preferences of the Preferred Stock, the Common Stock shall have the following rights and limitations:

               (a) Dividends. Whenever there shall have been paid or set aside for payment to the holders of the outstanding shares of Preferred Stock and to the holders of outstanding shares of any other class of stock having preference over the Common Stock as to the payment of dividends the full amount of dividends and of sinking fund or purchase fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the Common Stock, then dividends may be paid on the Common Stock and on any class of series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when and as declared by the board of directors, provided that dividends payable in Common Stock or in any other class of stock ranking as to dividends and assets subordinate to the Preferred Stock may be paid without regard to the status of payments to the holders of Preferred Stock or other classes of stock.

               (b)  Voting Rights.  Holders of Common Stock
     shall be entitled to one vote per share on any matter submitted to the shareholders.

               (c) Liquidation Rights. In the event of any liquidation, dissolution or winding up of the corporation, after there shall have been paid to or set aside for the holders of the shares of Preferred Stock and any other class of stock having preference over the Common Stock in the event of liquidation, the full preferential amounts to which they are respectively entitled, the holders of the Common Stock and of any class or series of stock entitled to participate therewith, in whole or in part, as to the distribution of assets, shall be entitled to receive the remaining assets of the corporation available for distribution.

     3. The preemptive right of shareholders to acquire additional or treasury shares of stock in this corporation is expressly denied.
                                                           Page 2

     4.   There is hereby created a series of No Par Serial
Preferred Stock of the corporation with the designation, preferences, limitations and relative rights as follows:

          (i) Designation and Amount. The shares of such series shall be designated as "Series A No Par Serial Preferred
Stock" and the number of shares constituting such series shall be 200,000.

          (ii) Dividends and Distributions.

               (a) The holders of shares of Series A No Par Serial Preferred Stock shall be entitled to receive, when and as declared by the board of directors, out of funds legally available for the purpose, dividends in an amount per share equal to, 100 (the "Adjustment Number") multiplied by the aggregate per share amount of all cash dividends, and the Adjustment Number multiplied by the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, without par value, of the corporation (the "Common Stock") after the first issuance of any share or fraction of a share of Series A No Par Serial Preferred Stock.

               (b) The corporation shall declare a dividend or distribution on the Series A No Par Serial Preferred Stock as provided in paragraph (a) above at the same time that it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock).

               (c) Dividends shall not be cumulative. Unpaid dividends shall not bear interest. Dividends paid on the shares of Series A No Par Serial Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding.

          (iii) Voting Rights. Except as otherwise provided by law, each share of Series A No Par Serial Preferred Stock shall be entitled to a number of votes equal to the Adjustment Number on any matter submitted to the shareholders and the
                                                           Page 3

Series A No Par Serial Preferred Stock, any other series of
Preferred Stock and the Common Stock shall vote together as one class.

          (iv) Certain Restrictions.

               (a) Whenever dividends or distributions payable on the Series A No Par Serial Preferred Stock as provided in Section (ii) have not been declared or paid for any fiscal year, until all such dividends and distributions for such fiscal year on shares of Series A No Par Serial Preferred Stock outstanding shall have been declared and paid in full, the corporation shall not in such fiscal year:

                    (i)  declare or pay dividends on or make
          any other distributions on any shares of stock ranking junior or on a parity (either as to dividends or upon liquidation, dissolution or winding up) to the Series A No Par Serial Preferred Stock except dividends paid ratably on the Series A No Par Serial Preferred Stock and all such parity stock on which dividends are payable in proportion to the total amounts to which the holders of all such shares are then entitled and dividends or distributions payable in Common Stock;

                    (ii) purchase or otherwise acquire for
          consideration any shares of Series A No Par Serial Preferred Stock or any shares of stock ranking on a parity with the Series A No Par Serial Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the board of directors) to all holders of such shares upon such terms as the board of directors, after consideration of the respective dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

               (b)  The corporation shall not permit any
     subsidiary of the corporation to purchase or otherwise acquire for consideration any shares of stock of the
                                                           Page 4
     corporation unless the corporation could, under paragraph
     (a) of this Section (iv), purchase or otherwise acquire such shares at such time and in such manner.

          v. Restriction on Issuance of Shares; Reacquired Shares. The corporation shall not issue any shares of Series A No Par Serial Preferred Stock except upon exercise of rights (the "Rights") issued pursuant to the Rights Agreement dated as of October 31, 1988, between the corporation and First Interstate Bank of Oregon, N.A. (the "Rights Agreement"), a copy of which is on file with the secretary of the corporation at its principal executive office and shall be made available to stockholders of record without charge upon written request. Any shares of Series A No Par Serial Preferred Stock purchased or otherwise acquired by the corporation in any manner whatsoever may be restored to the status of authorized but unissued shares after the acquisition thereof. All such shares shall upon any such restoration become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by the board of directors, subject to the conditions and restrictions on issuance set forth herein.

          vi.  Liquidation, Dissolution or Winding Up.

               (a)  Upon any liquidation (voluntary or
     otherwise), dissolution or winding up of the corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A No Par Serial Preferred Stock unless, prior thereto, the holders of shares of Series A No Par Serial Preferred Stock shall have received the Adjustment Number multiplied by the per share amount to be distributed to holders of Common Stock, plus an amount equal to declared and unpaid dividends and distributions thereon to the date of such payment (the "Series A Liquidation Preference").
     Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A No Par Serial Preferred Stock.

               (b) In the event that there are not sufficient assets available to permit payment in full of the Series A
                                                           Page 5

     Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A No Par Serial Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences.

          vii. Consolidation, Merger, etc. In case the corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A No Par Serial Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share equal to the Adjustment Number multiplied by the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged.

                   viii. Anti-Dilution Adjustments to Adjustment Number. In the event the corporation shall at any time after October 31, 1988 (the "Rights Declaration Date")
       (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common
        Stock, or (iii) combine the outstanding Common Stock into
           a smaller number of shares, then in each such case the Adjustment Number for all purposes of this subparagraph viii of Article II shall be adjusted by multiplying the
               Adjustment Number then in effect by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the
           denominator of which is the number of shares of Common
            Stock that were outstanding immediately prior to such
           event.  In the event the corporation shall at any time
         after the Rights Declaration Date, fix a record date for
       the issuance of rights, options or warrants to all holders of Common Stock entitling them (for a period expiring
               within 45 calendar days after such record date) to
             subscribe for or purchase Common Stock or securities
            convertible into Common Stock at a price per share of
       Common Stock (or having a conversion price per share, if a security convertible into Common Stock) less than the then
           Current Per Share Market Price of the Common Stock (as defined in Section 11(d) of the Rights Agreement) on such record date, then in each such case the Adjustment Number
                                                           Page 6
     for all purposes of this Article II(4) shall be adjusted by multiplying the Adjustment Number then in effect by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible) and the denominator of which shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such Current Per Share Market Price (as defined in Section
     11(d) of the Rights Agreement). In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the board of directors. Common Stock owned by or held for the account of the corporation shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed. In the event that such rights, options or warrants are not so issued, the Adjustment Number shall be readjusted as if such record date had not been fixed; and to the extent such rights, options or warrants are issued but not exercised prior to their expiration, the Adjustment Number shall be readjusted to be the number which would have resulted from the adjustment provided for in this subparagraph viii if only the rights, options or warrants that were exercised had been issued.

          ix. No Redemption. The shares of Series A No Par Serial Preferred Stock shall not be redeemable at the option of the corporation or any holder thereof. Notwithstanding the foregoing sentence, the corporation may acquire shares of Series A No Par Serial Preferred Stock in any other manner permitted by law.

             x.   Amendment.  Subsequent to the Distribution Date
           (as defined in the Rights Agreement) these Articles of
         Incorporation shall not be further amended in any manner
          which would materially alter or change the preferences,
                                                           Page 7
     limitations and relative rights of the Series A No Par Serial Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority of the outstanding shares of Series A No Par Serial Preferred Stock, voting separately as a class.

          xi. Fractional Shares. Series A No Par Serial Preferred Stock may be issued in fractions of a share in integral multiples of one one-hundredth of a share, which shall entitle the holder, in proportion to such holders' fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A No Par Serial Preferred Stock.

                         ARTICLE III

          Vacancies created on the board of directors by reason of an increase in the number of directors may be filled by affirmative vote of a majority of the directors holding office at the time the increase is made effective, provided however, that not more than one such vacancy may be so filled in any calendar year.

                          ARTICLE IV

          All or any number of the directors of the corporation may be removed without cause at a meeting of shareholders called expressly for that purpose, by the vote of the holders of 75 percent of the shares then entitled to vote at an election of directors. This provision shall not affect any right of the shareholders to remove a director for cause. This provision may not be amended, altered, changed or repealed in any respect unless such action is approved by the affirmative vote of the holders of not less than 75 percent of the shares then entitled to vote at an election of directors.

                          ARTICLE V

          No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for conduct as a director; provided that this Article V shall not eliminate the liability of a director for any act or omission for which such elimination of liability is not permitted under the Oregon Business Corporation Act. No
                                                           Page 8
amendment to the Oregon Business Corporation Act that further limits the acts or omissions for which elimination of liability is permitted shall affect the liability of a director for any act or omission which occurs prior to the effective date of such amendment.

                          ARTICLE VI

          The corporation may indemnify to the fullest extent permitted by law any person who is made, or threatened to be made, a party to an action, suit or proceeding, whether civil, criminal, administrative, investigative, or otherwise (including an action, suit or proceeding by or in the right of the corporation) by reason of the fact that the person is or was a director or officer of the corporation or a fiduciary within the meaning of the Employee Retirement Income Security Act of 1974 with respect to any employee benefit plan of the corporation, or serves or served at the request of the corporation as a director or officer, or as a fiduciary of an employee benefit plan, of another corporation, partnership, joint venture, trust or other enterprise. This Article shall not be deemed exclusive of any other provisions for indemnification of directors, officers and fiduciaries that may be included in any statute, bylaw, agreement, resolution of shareholders or directors or otherwise, both as to action in any official capacity and action in another capacity while holding office.

                         ARTICLE VII

          The corporation's board of directors shall have the power to amend or repeal any of the bylaws of the corporation or adopt new bylaws. Any shareholder proposal to amend or repeal any of the bylaws shall require the affirmative vote of the holders of (i) 75 percent of the votes cast on the proposal at a meeting of shareholders at which a quorum is present, and
(ii) 51 percent of the shares then entitled to vote at an election of directors. This provision may not be amended, altered, changed or repealed in any respect unless such action is approved by the same affirmative vote set forth in the preceding sentence.
                                                           Page 9

                         ARTICLE VIII

     1. Whether or not a vote of stockholders is otherwise required, the affirmative vote of the holders of not less than 80 percent of the outstanding shares of "Voting Stock" (as hereinafter defined) of the corporation shall be required for the approval or authorization of any "Business Combination" (as hereinafter defined) with any "Substantial Shareholder" (as hereinafter defined) or any Business Combination in which a Substantial Shareholder has an interest (except proportionately as a stockholder of the corporation); provided, however, that the 80 percent voting requirement shall not be applicable if either:

          (i) The "Continuing Directors" (as hereinafter defined) of the corporation by at least a two-thirds vote
(a) have expressly approved in advance the acquisition of the outstanding shares of Voting Stock that caused such Substantial Shareholder to become a Substantial Shareholder, or (b) have expressly approved such Business Combination; or

         (ii) The cash or fair market value (as determined by at least a majority of the Continuing Directors) of the property, securities or other consideration to be received per share by holders of Voting Stock of the corporation (other than the Substantial Shareholder) in the Business Combination is not less than the "Highest Per Share Price" or the "Highest Equivalent Price" (as those terms are hereinafter defined) paid by the Substantial Shareholder involved in the Business Combination in acquiring any of its holdings of the corporation's Voting Stock acquired in the last two years.

     2.   For purposes of this Article VIII:

          (i) The term "Business Combination" shall include, without limitation, (a) any merger, exchange or consolidation of the corporation, or any entity controlled by or under common control with the corporation, with or into any Substantial Shareholder, or any entity controlled by or under common control with such Substantial Shareholder, (b) any merger, exchange or consolidation of a Substantial Shareholder, or any entity controlled by or under common control with such Substantial Shareholder, with or into the corporation or any entity controlled by or under common control with the corporation, (c) any sale, lease, exchange, transfer or other
                                                          Page 10
disposition (in one transaction or a series of transactions), including without limitation a mortgage or any other security device, of all or any "Substantial Part" (as hereinafter defined) of the property and assets of the corporation, or any entity controlled by or under common control with the corporation, to a Substantial Shareholder, or any entity controlled by or under common control with such Substantial Shareholder, (d) any purchase, lease, exchange, transfer or other acquisition (in one transaction or a series of transactions), including without limitation a mortgage or any other security device, of all or any Substantial Part of the property and assets of a Substantial Shareholder or any entity controlled by or under common control with such Substantial Shareholder, by the corporation, or any entity controlled by or under common control with the corporation, (e) any recapitalization of the corporation that would have the effect of increasing the voting power of a Substantial Shareholder,
(f) the issuance, sale, exchange or other disposition of any securities of the corporation, or of any entity controlled by or under common control with the corporation, by the corporation or by any entity controlled by or under common control with the corporation, (g) any liquidation, spinoff, splitoff, splitup or dissolution of the corporation, and
(h) any agreement, contract or other arrangement providing for any of the transactions described in this definition of Business Combination.

         (ii) The term "Substantial Shareholder" shall mean and include (a) any "Person" (as that term is defined in Section 2(2) of the Securities Act of 1933, as in effect on May 10, 1983) which, together with its "Affiliates" (as hereinafter defined) and "Associates" (as hereinafter defined), "Beneficially Owns" (as defined in Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934 as in effect at May 10, 1983) in the aggregate 15 percent or more of the outstanding Voting Stock of the corporation, and
(b) any Affiliate or Associate (other than the corporation or a wholly owned subsidiary of the corporation) of any such Person. Two or more Persons acting in concert for the purpose of acquiring, holding or disposing of Voting Stock of the corporation shall be deemed a "Person."

        (iii) Without limitation, any share of Voting Stock of the corporation that any Substantial Shareholder has the right to acquire at any time (notwithstanding that Rule 13d-3 deems
                                                          Page 11
such shares to be beneficially owned if such right may be exercised within 60 days) pursuant to any agreement, contract, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed to be Beneficially Owned by such Substantial Shareholder and to be outstanding for purposes of subparagraph (ii) above.

         (iv) For the purposes of subparagraph (ii) of paragraph 1 of Article VIII, the term "other consideration to be received" shall include, without limitation, Common Stock or other capital stock of the corporation retained by its existing shareholders, other than any Substantial Shareholder or other Person who is a party to such Business Combination, in the event of a Business Combination in which the corporation is the survivor.

          (v) The term "Voting Stock" shall mean all of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors, considered as one class, and each reference to a proportion of shares of Voting Stock shall refer to such proportion of the votes entitled to be cast by such shares.

         (vi) The term "Continuing Director" shall mean a director of the corporation who served as a director on June 28, 1983 or who was a member of the board of directors of the corporation immediately prior to the time that the Substantial Shareholder involved in a Business Combination became a Substantial Shareholder.

        (vii) A Substantial Shareholder shall be deemed to have acquired a share of the Voting Stock of the corporation at the time when such Substantial Shareholder became the Beneficial Owner thereof. With respect to the shares owned by Affiliates, Associates or other Persons whose ownership is attributed to a Substantial Shareholder under the foregoing definition of Substantial Shareholder, if the price paid by such Substantial Shareholder for such shares is not determinable by a majority of the Continuing Directors, the price so paid shall be deemed to be the higher of (a) the price paid upon the acquisition thereof by the Affiliate, Associate or other Person or (b) the market price of the shares in question at the time when such Substantial Shareholder became the Beneficial Owner thereof.
                                                          Page 12

       (viii) The terms "Highest Per Share Price" and "Highest Equivalent Price" as used in this Article VIII shall mean the following: If there is only one class of capital stock of the corporation issued and outstanding, the Highest Per Share Price shall mean the highest price that can be determined to have been paid at any time by the Substantial Shareholder involved in the Business Combination for any share or shares of that class of capital stock. If there is more than one class of capital stock of the corporation issued and outstanding, the Highest Equivalent Price shall mean, with respect to each class and series of capital stock of the corporation, the amount determined by a majority of the Continuing Directors, on whatever basis they believe is appropriate, to be the highest per share price equivalent to the highest price that can be determined to have been paid at any time by the Substantial Shareholder for any share or shares of any class or series of capital stock of the corporation. The Highest Per Share Price and the Highest Equivalent Price shall include any brokerage commissions, transfer taxes and soliciting dealers' fees paid by a Substantial Shareholder with respect to the shares of capital stock of the corporation acquired by such Substantial Shareholder. In the case of any Business Combination with a Substantial Shareholder, the Continuing Directors shall determine the Highest Per Share Price or the Highest Equivalent Price for each class and series of the capital stock of the corporation. The Highest Per Share Price and Highest Equivalent Price shall be appropriately adjusted to reflect the occurrence of any reclassification, recapitalization, stock split, reverse stock split or other readjustment in the number of outstanding shares of capital stock of the corporation, or the declaration of a stock dividend thereon, between the last date upon which the Substantial Shareholder paid the Highest Per Share Price of Highest Equivalent Price and the effective date of the merger or consolidation or the date of distribution to stockholders of the corporation of the proceeds from the sale of all or substantially all of the assets of the corporation.

         (ix)  The term "Substantial Part" shall mean
15 percent or more of the fair market value of the total assets of the Person in question, as reflected on the most recent balance sheet of such Person existing at the time the stockholders of the corporation would be required to approve or authorize the Business Combination involving the assets constituting any such Substantial Part.
                                                          Page 13

          (x) The term "Affiliate," used to indicate a relationship with a specified Person, shall mean a Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Person specified.

         (xi) The term "Associate," used to indicate a relationship with a specified Person, shall mean (a) any entity of which such specified Person is an officer or partner or is, directly or indirectly, the beneficial owner of 10 percent or more of any class of equity securities, (b) any trust or other estate in which such specified Person has a substantial beneficial interest or as to which such specified Person serves as trustee or in a similar fiduciary capacity, (c) any relative or spouse of such specified Person, or any relative of such spouse, who has the same home as such specified Person or who is a director or officer of the corporation or any of its subsidiaries, and (d) any Person who is a director or officer of such specified entity or any of its parents or subsidiaries (other than the corporation or an entity controlled by or under common control with the corporation).

     3. For the purposes of this Article VIII, a majority of the Continuing Directors shall have the power to make a good faith determination, on the basis of information known to them, of: (i) the number of shares of Voting Stock that any Person Beneficially Owns, (ii) whether a Person is an Affiliate or Associate of another, (iii) whether a Person has an agreement, contract, arrangement or understanding with another as to the matters referred to in paragraph (2)(i)(h) or (2)(iii) hereof,
(iv) whether the assets subject to any Business Combination constitute a Substantial Part, (v) whether any Business Combination is one in which a Substantial Shareholder has an interest (except proportionately as a stockholder of the corporation), and (vi) such other matters with respect to which a determination is required under this Article VIII.

     4. The provisions set forth in this Article VIII may not be amended, altered, changed or repealed in any respect unless such action is approved by the affirmative vote of the holders of not less than a majority of the outstanding shares of Voting Stock (as defined in this Article VIII) of the corporation at a meeting of the shareholders duly called for the consideration of such amendment, alteration, change or repeal; provided, however, that if there is a Substantial Shareholder who is not a Continuing Director, such action must also be approved by the affirmative vote of the holders of not less than 80 percent of the outstanding shares of Voting Stock.


EXHIBIT (3)B
     Bylaws of Precision Castparts Corp.

                            BYLAWS
                              OF
                  PRECISION CASTPARTS CORP.

                          ARTICLE I
               SHAREHOLDERS MEETINGS AND VOTING
     1.1  Annual Meeting.

          (1) The annual meeting of the shareholders shall be held on the first Wednesday in the month of August in each year, for the purpose of electing directors and transacting only such other business as is properly brought before the meeting in accordance with these Bylaws. If the date fixed for the annual meeting is a legal holiday, the meeting shall be held on the next succeeding business day. Failure to hold an annual meeting on the stated date shall not affect the validity of any corporate action.

          (2) To be properly brought before the meeting, business must be either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before a meeting by or at the direction of the Board of Directors, or
(c) otherwise properly brought before the meeting by a shareholder. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive office of the Corporation, not less than 50 days nor more than 75 days prior to the meeting; provided, however, that in the event that less than 65 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs.

          (3) A shareholder's notice to the Secretary shall set forth (a) one or more matters appropriate for shareholder action that the shareholder proposes to bring before the meeting, (b) a brief description of the matters desired to be brought before the meeting and the reasons for conducting such
                                                           Page 1
business at the meeting, (c) the name and record address of the shareholder, (d) the class and number of shares of the Corporation which shareholder owns or is entitled to vote, and
(e) any material interest of the shareholder in such matters.

          (4) Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedure set forth in this
Section 1.1; provided, however, that nothing in this Section
1.1 shall be deemed to preclude discussion by any shareholder of any business properly brought before the annual meeting.

          (5) The Chairman shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 1.1, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

     1.2 Special Meetings. A special meeting of the shareholders shall be held if called by the Chairman or by the Board of Directors or if requested by the holders of not less than one-tenth of all votes entitled to be cast on any issue proposed to be considered at the meeting. A request by shareholders to hold a special meeting shall be signed, dated and delivered to the Secretary and shall set forth the information required by Section 1.1(3) of these Bylaws.

     1.3 Place of Meetings. Meetings of the shareholders shall be held at any place in or out of Oregon designated by the Board of Directors. If a meeting place is not designated by the Board of Directors, the meeting shall be held at the Corporation's principal office.

     1.4 Notice of Meetings. Written or printed notice stating the date, time and place of the shareholders meeting and, in the case of a special meeting or a meeting for which special notice is required by law, the purposes for which the meeting is called shall be mailed by the Corporation to each shareholder entitled to vote at the meeting and, if required by law, to any other shareholders entitled to receive notice, at the shareholder's address shown in the Corporation's record of shareholders, with postage prepaid, not earlier than 60 days nor less than 10 days before the meeting date.

     1.5 Conduct of Meeting. The officer presiding at any meeting of the shareholders shall have authority to determine the agenda and order of business at the meeting and to adopt
                                                           Page 2
such rules and regulations as may be necessary or desirable to promote the fair and efficient conduct of the business of the meeting.

     1.6 Waiver of Notice. A shareholder may at any time waive any notice required by law, these Bylaws or the Articles of Incorporation. The waiver shall be in writing, be signed by the shareholder entitled to the notice and be delivered to the Corporation for inclusion in the minutes for filing with the corporate records. A shareholder's attendance at a meeting waives objection to (i) lack of notice or defective notice of the meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting, and (ii) consideration of a particular matter at the meeting that is not within the purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.

     1.7 Fixing of Record Date. The Board of Directors may fix a record date to determine the shareholders entitled to notice of a shareholders meeting, demand a special meeting, vote, take any other action or receive payment of any share or cash dividend or other distribution. This date shall not be earlier than 70 days or, in the case of a meeting, later than 10 days before the meeting or action requiring a determination of shareholders. The record date for any meeting, vote or other action of the shareholders shall be the same for all voting groups. If not otherwise fixed by the Board of Directors, the record date to determine shareholders entitled to notice of and to vote at an annual or special shareholders meeting is the close of business on the day before the notice is first mailed or delivered to shareholders. If not otherwise fixed by the Board of Directors, the record date to determine shareholders entitled to receive payment of any share or cash dividend or other distribution is the close of business on the day the Board of Directors authorizes the share or cash dividend or other distribution.

     1.8 Shareholders List for Meeting. After a record date for a meeting is fixed, the Corporation shall prepare an alphabetical list of all shareholders entitled to notice of the shareholders meeting. The list shall be arranged by voting group and, within each voting group, by class or series of shares, and it shall show the address of and number of shares held by each shareholder. The shareholders list shall be available for inspection by any shareholder, upon proper demand as may be required by law, beginning two business days after notice of the meeting is given and continuing through the
                                                           Page 3
meeting, at the Corporation's principal office or at a place identified in the meeting notice in the city where the meeting will be held. The Corporation shall make the shareholders list available at the meeting, and any shareholder or the shareholder's agent or attorney shall be entitled to inspect the list at any time during the meeting or any adjournment. Refusal or failure to prepare or make available the shareholders list does not affect the validity of action taken at the meeting.

     1.9  Quorum; Adjournment.

          (1) Shares entitled to vote as a separate voting group may take action on a matter at a meeting only if a quorum of those shares exists with respect to that matter. A majority of the votes entitled to be cast on the matter by the voting group constitutes a quorum of that voting group for action on that matter.

          (2) A majority of votes represented at the meeting, although less than a quorum, may adjourn the meeting from time to time to a different time and place without further notice to any shareholder of any adjournment. At an adjourned meeting at which a quorum is present, any business may be transacted that might have been transacted at the meeting originally held.

          (3) Once a share is represented for any purpose at a meeting, it shall be present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for the adjourned meeting. A new record date must be set if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

    1.10  Voting Requirements; Action Without Meeting.

          (1) If a quorum exists, action on a matter, other than the election of directors, by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast opposing the action, unless a greater number of affirmative votes is required by law or the Articles of Incorporation. Unless otherwise provided in the Articles of Incorporation, directors are elected by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present.
                                                           Page 4

          (2) Action required or permitted by law to be taken at a shareholders meeting may be taken without a meeting if the action is taken by all the shareholders entitled to vote on the action. The action must be evidenced by one or more written consents describing the action taken, signed by all the shareholders entitled to vote on the action and delivered to the Secretary for inclusion in the minutes for filing with the corporate records. Shareholder action taken by written consent is effective when the last shareholder signs the consent, unless the consent specifies an earlier or later effective date.

    1.11 Proxies. A shareholder may vote shares in person or by proxy. A shareholder may appoint a proxy by signing an appointment form either personally or by the shareholder's attorney-in-fact. An appointment of a proxy is effective when received by the Secretary or other officer of the Corporation authorized to tabulate votes. An appointment is valid for 11 months unless a different period is provided in the appointment form. An appointment is revocable by the shareholder unless the appointment form conspicuously states that it is irrevocable and the appointment is coupled with an interest that has not been extinguished.

    1.12  Acquisition of Control Shares.  As provided in
Section 10, Chapter 820, Oregon Laws 1987 and to the fullest extent permitted by that section, the Corporation shall be authorized to require a holder of control shares to sell the control shares to the Corporation for fair value. The term "control shares" shall have the same meaning as that term has in Chapter 820, Oregon Laws 1987. The procedures for acquisition of control shares pursuant to this section shall be that the Board of Directors shall determine the fair value of the control shares and shall give notice to the holder of the control shares of the fair value and the time at which payment for the control shares will be available. The Corporation will then make payment for the control shares against delivery of the shares.

                          ARTICLE II

                      BOARD OF DIRECTORS

     2.1 Duties of Board of Directors. All corporate powers of the Corporation shall be exercised by or under the authority of its Board of Directors; the business and affairs of the Corporation shall be managed under the direction of its Board of Directors.
                                                           Page 5

     2.2 Number, Tenure and Qualification. The number of directors of the Corporation shall be at least nine and no more than twelve. Within this range, the number of directors shall initially be eleven, and the number of directors shall be determined from time to time by the Board of Directors. At the 1983 annual meeting of shareholders, the directors shall be divided into three classes, as nearly equal in number as possible, with the term of office of the first class ("Class I") to expire at the 1984 annual meeting of shareholders, the term of office of the second class ("Class II") to expire at the 1985 annual meeting of shareholders and the term of office of the third class ("Class III") to expire at the 1986 annual meeting of shareholders. At each annual meeting of shareholders following such initial classification and election, directors elected to succeed those directors whose terms expire shall be elected to serve three-year terms and until their successors are elected and qualified, so that the term of one class of directors will expire each year. When the number of directors is changed pursuant to this Section 2, any newly created directorships, or any decrease in directorships, shall be so apportioned among the classes so as to make all classes as nearly equal as possible, provided that no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Directors need not be residents of the State of Oregon or shareholders of the Corporation.

     2.3  Shareholder Nomination of Directors.  Not less than
50 days nor more than 75 days prior to the date of any annual meeting of shareholders, any shareholder who intends to make a nomination at the annual meeting shall deliver a notice to the Secretary of the Corporation setting forth (a) as to each nominee whom the shareholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of shares of capital stock of the Corporation which are beneficially owned by the nominee and (iv) any other information concerning the nominee that would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee; and (b) as to the shareholder giving the notice,
(i) the name and record address of the shareholder and (ii) the class and number of shares of capital stock of the Corporation which are beneficially owned by the shareholder; provided, however, that in the event that less than 65 days' notice or prior public disclosure of the date of the annual meeting is
                                                           Page 6
given or made to shareholders, notice by the shareholder to be timely must be so delivered not later than the close of business on the 15th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. Such notice shall include a signed consent to serve as a director of the Corporation, if elected, of each such nominee. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

     2.4 Regular Meetings. A regular meeting of the Board of Directors shall be held without notice other than this Bylaw immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place for the holding of additional regular meetings in or out of Oregon without notice other than the resolution.

     2.5 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman or by one-third of the directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place in or out of Oregon as the place for holding any special meeting of the Board of Directors called by them.

     2.6 Notice. Notice of the date, time and place of any special meeting of the Board of Directors shall be given at least 24 hours prior to the meeting by notice communicated in person, by telephone, telegraph, teletype, other form of wire or wireless communication, mail or private carrier. If written, notice shall be effective at the earliest of (a) when received, (b) five days after its deposit in the United States mail, as evidenced by the postmark, if mailed postpaid and correctly addressed, or (c) on the date shown on the return receipt, if sent by registered or certified mail, return receipt requested and the receipt is signed by or on behalf of the addressee. Notice by all other means shall be deemed effective when received by or on behalf of the director. Notice of any regular or special meeting need not describe the purposes of the meeting unless required by law or the Articles of Incorporation.

     2.7 Waiver of Notice. A director may at any time waive any notice required by law, these Bylaws or the Articles of Incorporation. Except as set forth below, the waiver must be
                                                           Page 7
in writing, be signed by the director entitled to the notice, specify the meeting for which notice is waived and be filed with the minutes or corporate records. A director's attendance at or participation in a meeting waives any required notice to the director of the meeting unless the director at the beginning of the meeting, or promptly upon the director's arrival, objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

     2.8 Quorum. A majority of the number of directors set forth in Section 2.2 of these Bylaws shall constitute a quorum for the transaction of business at any meeting of the Board of Directors. If less than a quorum is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     2.9 Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless a different number is provided by law, the Articles of Incorporation or these Bylaws.

     2.10 Meeting by Telephone Conference; Action Without
Meeting.

          (1) Directors may participate in a regular or special meeting by, or conduct the meeting through, use of any means of communications by which all directors participating may simultaneously hear each other during the meeting. Participation in a meeting by this means shall constitute presence in person at the meeting.

          (2) Any action that is required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if one or more written consents describing the action taken are signed by all of the directors entitled to vote on the matter and included in the minutes or filed with the corporate records reflecting the action taken. The action shall be effective when the last director signs the consent, unless the consent specifies an earlier or later effective date.

    2.11 Vacancies. Any vacancy on the Board of Directors, including a vacancy resulting from an increase in the number of directors, may be filled by the shareholders, the Board of
                                                           Page 8

Directors, the remaining directors if less than a quorum (by the vote of a majority thereof) or by a sole remaining director. Not more than one vacancy resulting from an increase in the number of directors may be filled by the Board of Directors during any one period between annual meetings of shareholders of the Corporation. Any vacancy not filled by the directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose.
A vacancy that will occur at a specified later date, by reason of a resignation or otherwise, may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs.

    2.12 Compensation. By resolution of the Board of Directors, the directors may be paid reasonable compensation for services as directors and their expenses of attending meetings of the Board of Directors.

    2.13 Presumption of Assent. A director who is present at a meeting of the Board of Directors or a committee of the Board of Directors shall be deemed to have assented to the action taken at the meeting unless (a) the director's dissent or abstention from the action is entered in the minutes of the meeting, (b) the director delivers a written notice of dissent or abstention to the action to the presiding officer of the meeting before any adjournment or to the Corporation immediately after the adjournment of the meeting or (c) the director objects at the beginning of the meeting or promptly upon the director's arrival to the holding of the meeting or transacting business at the meeting. The right to dissent or abstain is not available to a director who voted in favor of the action.

    2.14 Removal. All or any number of the directors may be removed without cause at a meeting called expressly for that purpose, by a vote of the holders of 75 percent of the shares then entitled to vote at an election of directors. All or any number of the directors may be removed with cause by the shareholders at a meeting called expressly for that purpose.

    2.15 Resignation. Any director may resign by delivering written notice to the Board of Directors, its chairperson or the Corporation. Unless the notice specifies a later effective date, a resignation notice shall be effective upon the earlier of (a) receipt, (b) five days after its deposit in the United States mails, if mailed postpaid and correctly addressed, or
(c) on the date shown on the return receipt, if sent by
                                                           Page 9
registered or certified mail, return receipt requested, and the receipt is signed by addressee. Once delivered, a resignation notice is irrevocable unless revocation is permitted by the Board of Directors.

                         ARTICLE III

                   COMMITTEES OF THE BOARD

     3.1 Committees. The Board of Directors may create one or more committees and appoint members of the Board of Directors to serve on them. Each committee shall have two or more members. The creation of a committee and appointment of members to it must be approved by a majority of all directors in office when the action is taken. Subject to any limitation imposed by the Board of Directors or by law, each committee may exercise all the authority of the Board of Directors in the management of the Corporation. A committee may not take any action that a committee is prohibited from taking by the Oregon Business Corporation Act.

     3.2 Changes of Size and Function. Subject to the provisions of law, the Board of Directors shall have the power at any time to change the number of committee members, fill committee vacancies, change any committee members and change the functions and terminate the existence of a committee.

     3.3 Conduct of Meetings. Each committee shall conduct its meetings in accordance with the applicable provisions of these Bylaws relating to meetings and action without meetings of the Board of Directors. Each committee shall adopt any further rules regarding its conduct, keep minutes and other records and appoint subcommittees and assistants as it deems appropriate.

     3.4 Compensation. By resolution of the Board of Directors, committee members may be paid reasonable compensation for services on committees and their expenses of attending committee meetings.

                          ARTICLE IV

                           OFFICERS

     4.1 Number. The officers of the Corporation shall be a President, one or more Vice Presidents, Secretary and, if desired by the Board of Directors, a Treasurer. The Chairman of the Board of Directors ("Chairman") shall also be an officer
                                                          Page 10
if designated by the Board of Directors as chief executive officer, but shall not otherwise be considered to hold an officer position. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors and shall have such powers and duties as may be prescribed by the Board of Directors. Any two or more offices may be held by the same person.

     4.2 Election and Term of Office. The officers of the Corporation shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after the annual meeting of the shareholders. If the election of officers shall not be held at the meeting, it shall be held as soon thereafter as is convenient. Each officer shall hold office until a successor shall have been duly elected and shall have qualified or until the officer's death, resignation or removal in the manner hereinafter provided.

     4.3 Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation would be served thereby, but removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

     4.4 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

     4.5 Chief Executive Officer. The Board of Directors shall designate a chief executive officer of the Corporation, who may be either the Chairman or the President. The chief executive officer shall have general supervision, direction and control of the business and affairs of the Corporation, subject to the control of the Board of Directors.

     4.6 Chief Operating Officer. The Board of Directors may designate a chief operating officer of the Corporation, who may be any executive officer of the Corporation unless the Chairman is designated chief executive officer, in which case the President shall serve as chief operating officer. The chief operating officer, if one is designated, shall have such general supervision, direction and control of the business and affairs of the Corporation as shall be delegated to the chief operating officer by the chief executive officer or by the Board of Directors.
                                                          Page 11

     4.7 Chief Financial Officer. The Board of Directors may designate a chief financial officer of the Corporation, who shall be a Vice President of the Corporation. The chief financial officer, if one is designated, shall be the principal financial accounting officer of the Corporation and, if a Treasurer of the Corporation is not separately appointed, shall have the duties of the Treasurer set forth in Section 4.12 below. The chief financial officer shall perform such other duties as the Board of Directors may require.

     4.8 Chairman of the Board. The Chairman shall be selected by the Board of Directors from within its membership and shall preside at all meetings of shareholders and directors. At the election of the Board of Directors, the Chairman may also be designated chief executive officer of the Corporation. The Chairman may execute on behalf of the Corporation all contracts, agreements, stock certificates and other instruments. The Chairman shall from time to time report to the Board of Directors all matters within the Chairman's knowledge affecting the Corporation which should be brought to the attention of the Board. The Chairman shall perform such other duties as may be required by the Board of Directors.

     4.9 President. The President shall serve as either the chief executive officer or chief operating officer of the Corporation, as designated by the Board of Directors, and shall have such general supervision, direction and control of the business and affairs of the Corporation set forth under
Section 4.5 or 4.6, above, as applicable. The President may execute on behalf of the Corporation all contracts, agreements, stock certificates and other instruments. The President shall vote all shares of stock in other corporations owned by the Corporation, and shall be empowered to execute proxies, waivers of notice, consents and other instruments in the name of the Corporation with respect to such stock. In the absence of the Chairman, or in the event of the Chairman's death, inability or refusal to act, the President shall perform the duties of the Chairman, and when so acting, shall have all the powers and be subject to all the restrictions upon the Chairman. The President shall perform such other duties as may be required by the Board of Directors.

     4.10 Vice Presidents. In the absence of the President or in the event of the President's death, inability or refusal to act, the Vice President (or in the event there be more than one Vice President, the Vice Presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall perform
                                                          Page 12
the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Any Vice President shall perform such other duties as may be assigned from time to time by the Chairman, the President or by the Board of Directors.

     4.11 Secretary. The Secretary shall keep the minutes of all meetings of the directors and shareholders, and shall have custody of the minute books and other records pertaining to the corporate business. The Secretary shall countersign all stock certificates and other instruments requiring the seal of the Corporation and shall perform such other duties as may be required by the Board of Directors.

     4.12 Treasurer. The Treasurer shall keep correct and complete records of accounts showing the financial condition of the Corporation. The Treasurer shall be legal custodian of all moneys, notes, securities and other valuables that may come into the possession of the Corporation. The Treasurer shall deposit all funds of the Corporation which come into the Treasurer's hands in depositories which the Board of Directors may designate. The Treasurer shall pay the funds out only on the check of the Corporation signed in the manner authorized by the Board of Directors. The Treasurer shall perform such other duties as the Board of Directors may require.

     4.13 Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary because the officer is also a director of the Corporation.

                          ARTICLE V

           INDEMNIFICATION OF OFFICERS, DIRECTORS,
                  EMPLOYEES AND OTHER AGENTS

     5.1 Directors and Officers. The Corporation shall indemnify its directors and officers to the fullest extent permitted by the Oregon Business Corporation Act (Act), as the same exists or may hereafter be amended (but, in the case of alleged occurrences of actions or omissions preceding any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than the Act permitted the Corporation to provide prior to such amendment).
                                                          Page 13

     5.2 Employees and Other Agents. The Corporation shall have power to indemnify its employees and other agents as set forth in the Act.

     5.3 No Presumption of Bad Faith. The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal proceeding, that the person had reasonable cause to believe that the conduct was unlawful.

     5.4 Advances of Expenses. The expenses incurred by a director or officer in any proceeding shall be paid by the Corporation in advance at the written request of the director or officer, if the director or officer:

          (a) furnishes the Corporation a written affirmation of such person's good faith belief that such person is entitled to be indemnified by the Corporation; and

          (b) furnishes the Corporation a written undertaking to repay such advance to the extent that it is ultimately determined by a court that such person is not entitled to be indemnified by the Corporation. Such advances shall be made without regard to the person's ability to repay such expenses and without regard to the person's ultimate entitlement to indemnification under this Bylaw or otherwise.

     5.5 Enforcement. Without the necessity of entering into an express contract, all rights to indemnification and advances under this Bylaw shall be deemed to be contractual rights and be effective to the same extent and as if provided for in a contract between the Corporation and the director or officer who serves in such capacity at any time while this Bylaw and relevant provisions of the Act and other applicable law, if any, are in effect. Any right to indemnification or advances granted by this Bylaw to a director or officer shall be enforceable by or on behalf of the person holding such right in any court of competent jurisdiction if (a) the claim for indemnification or advances is denied, in whole or in part, or
(b) no disposition of such claim is made within ninety (90) days of request therefor. The claimant in such enforcement action, if successful in whole or in part, shall be entitled to be paid also the expense of prosecuting a claim. It shall be a defense to any such action (other than an action brought to
                                                          Page 14
enforce a claim for expenses incurred in connection with any proceeding in advance of its final disposition when the required affirmation and undertaking have been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Act for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because the claimant has met the applicable standard of conduct set forth in the Act, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     5.6 Non-Exclusivity of Rights. The rights conferred on any person by this Bylaw shall not be exclusive of any other right which such person may have or hereafter acquire under any statute, provision of the Articles of Incorporation, Bylaws, agreement, vote of shareholders or disinterested Directors or otherwise, both as to action in the person's official capacity and as to action in another capacity while holding office. The Corporation is specifically authorized to enter into individual contracts with any or all of its directors, officers, employees or agents respecting indemnification and advances, to the fullest extent permitted by the law.

     5.7 Survival of Rights. The rights conferred on any person by this Bylaw shall continue as to a person who has ceased to be a director, officer, employee or other agent and shall inure to the benefit of the heirs, executors and administrators of such person.

     5.8 Insurance. To the fullest extent permitted by the Act, the Corporation, upon approval by the Board of Directors, may purchase insurance on behalf of any person required or permitted to be indemnified pursuant to this Bylaw.

     5.9 Amendments. Any repeal of this Bylaw shall only be prospective and no repeal or modification hereof shall adversely affect the rights under this Bylaw in effect at the time of the alleged occurrence of any action or omission to act
                                                          Page 15
that is the cause of any proceeding against any agent of the Corporation.

     5.10 Savings Clause. If this Bylaw or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, the Corporation shall indemnify each director, officer or other agent to the fullest extent permitted by any applicable portion of this Bylaw that shall not have been invalidated, or by any other applicable law.

     5.11 Certain Definitions. For the purposes of this Bylaw, the following definitions shall apply:

          (a) The term "proceeding" shall be broadly construed and shall include, without limitation, the investigation, preparation, prosecution, defense, settlement and appeal of any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative.

          (b) The term "expenses" shall be broadly construed and shall include, without limitation, expense of investigations, judicial or administrative proceedings or appeals, attorneys' fees and disbursements and any expenses of establishing a right to indemnification under Section 5.5 of this Bylaw, but shall not include amounts paid in settlement, judgments or fines.

          (c) The term "corporation" shall include, in addition to the resulting or surviving corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Bylaw with respect to the resulting or surviving corporation as the person would have with respect to such constituent corporation if its separate existence had continued.

          (d)  References to a "director," "officer,"
"employee," or "agent" of the Corporation shall include, without limitation, situations where such person is serving at the request of the Corporation as a director, officer,
                                                          Page 16
employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

          (e) References to "other enterprises" shall include employee benefit plans; references to "fines" in the Act shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries; and a person who acted in good faith and in a manner the person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Bylaw.

                          ARTICLE VI

                      ISSUANCE OF SHARES

     6.1 Adequacy of Consideration. Before the Corporation issues shares, the Board of Directors shall determine that the consideration received or to be received for the shares to be issued is adequate. The authorization by the Board of Directors of the issuance of shares for stated consideration shall evidence a determination by the Board that such consideration is adequate.

     6.2  Certificates for Shares.

          (1)  Certificates representing shares of the
Corporation shall be in any form determined by the Board of Directors consistent with the requirements of the Oregon Business Corporation Act and these Bylaws. The certificates shall be signed, either manually or in facsimile, by two officers of the Corporation, at least one of whom shall be the Chairman, the President or a Vice President, and may be sealed with the seal of the Corporation, if any, or a facsimile thereof. All certificates for shares shall be consecutively numbered or otherwise identified. The signatures of officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or any assistant transfer agent or registered by a registrar, other than the Corporation itself or an employee of the Corporation.
Page 17

          (2) Every certificate for shares of stock that are subject to any restriction on transfer or registration of transfer pursuant to the Articles of Incorporation, the Bylaws, securities laws, a shareholders agreement or any agreement to which the Corporation is a party shall have conspicuously noted on the face or back of the certificate either the full text of the restriction or a statement of the existence of the restriction and that the Corporation retains a copy of the full text. Every certificate issued when the Corporation is authorized to issue more than one class or series within a class of shares shall set forth on its face or back either
(a) a summary of the designations, relative rights, preferences and limitations of the shares of each class and the variations in rights, preferences and limitations for each series authorized to be issued and the authority of the Board of Directors to determine variations for future series or (b) a statement of the existence of those designations, relative rights, preferences and limitations and a statement that the Corporation will furnish a copy thereof to the holder of the certificate upon written request and without charge.

          (3) All certificates surrendered to the Corporation for transfer shall be canceled. The Corporation shall not issue a new certificate for previously issued shares until the former certificate or certificates for those shares are surrendered and canceled; except that in case of a lost, destroyed or mutilated certificate, a new certificate may be issued on terms prescribed by the Board of Directors.

     6.3 Transfer Agent and Registrar. The Board of Directors may from time to time appoint one or more transfer agents and one or more registrars for the shares of the Corporation, with powers and duties determined by the Board of Directors.

     6.4 Officer Ceasing to Act. If the person who signed a share certificate, either manually or in facsimile, no longer holds office when the certificate is issued, the certificate is nevertheless valid.

                         ARTICLE VII

        CONTRACTS, LOANS, CHECKS AND OTHER INSTRUMENTS

     7.1 Contracts. Except as otherwise provided by law, the Board of Directors may authorize any officers or agents to execute and deliver any contract or other instrument in the name of and on behalf of the Corporation, and this authority may be general or confined to specific instances.
                                                          Page 18

     7.2 Loans. The Corporation shall not borrow money and no evidence of indebtedness shall be issued in its name unless authorized by the Board of Directors. This authority may be general or confined to specific instances.

     7.3 Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money and notes or other evidences of indebtedness issued in the name of the Corporation shall be signed in the manner and by the officers or agents of the Corporation designated by the Board of Directors.

     7.4 Deposits. All funds of the Corporation not otherwise employed shall be deposited to the credit of the Corporation in those banks, trust companies or other depositaries as the Board of Directors or officers of the Corporation designated by the Board of Directors select, or be invested as authorized by the Board of Directors.

                         ARTICLE VIII

                   MISCELLANEOUS PROVISIONS

     8.1 Severability. A determination that any provision of these Bylaws is for any reason inapplicable, invalid, illegal or otherwise ineffective shall not affect or invalidate any other provision of these Bylaws.

     8.2 Amendments. These Bylaws may be amended or repealed and new Bylaws may be adopted by the Board of Directors or the shareholders of the Corporation.
                                                          Page 19





EXHIBIT (4)
     Note Purchase Agreement, dated as of July 20, 1987 between Precision Castparts Corp. and The Prudential
     Insurance Company of America.

                     NOTE PURCHASE AGREEMENT

                       DATED JULY 20,1987

                    PRECISION CASTPARTS CORP.

                           $30,000,000

                              8.25%





































                       TABLE OF CONTENTS

1.  Authorization of Issue of Note                              1

2.  Purchase and Sale of Note                                   1

3.  Conditions of Closing                                       1

      3A.   Opinion of Company's Counsel                        2

      3B.   Representations and Warranties; No Default          2

      3C.   Accountants' Letter                                 2

      3D.   Payment of Outstanding Debt                         3

      3E.   Purchase Permitted by Applicable Laws               3

      3F.   Proceedings                                         3

4.  Prepayments                                                 3

      4A.   Required Prepayments                                3

      4B.   Optional Prepayment with Yield-Maintenance
             Premium                                            3

      4C.   Notice of Prepayment                                3

5.  Affirmative Covenants                                       4

      5A.   Financial Statements                                4

      5B.   Inspection of Property                              6

      5C.   Covenant to Secure Note Equally                     6

      5D.   Payment of Taxes                                    7

      5E.   Maintenance of Property                             7

      5F.   Insurance                                           7

6.  Negative Covenants                                          8

      6A.   Working Capital and Current Ratio and Net
             Worth Requirements                                 8

      6B.   Dividend Limitation                                 8

      6C.   Lien, Debt and Other Restrictions                   9

            6C(1). Liens                                        9

            6C(2). Debt                                        10

            6C(3). Loans, Advances, Investments and
                    Contingent Liabilities                     11

            6C(4). Sale of Stock and Debt of Subsidiaries      12

            6C(5). Merger and Sale of Assets                   12

            6C(6). Lease Rental                                13

            6C(7). Sale and Lease-Back                         13

            6C(8). Sale of Receivables                         13

            6C(9). Foreign Discount of Receivables             13

           6C(10). Certain Contracts                           13

           6C(11). Transactions with Stockholders              14

      6D.   Issuance of Stock by Subsidiaries                  15

7.  Events of Default                                          15

8.  Representations, Covenants and Warranties                  18

      8A.   Organization and Qualification                     18

      8B.   Financial Statements                               18

      8C.   Actions Pending                                    19

      8D.   Outstanding Debt                                   19

      8E.   Title to Properties                                19

      8F.   Taxes                                              19

      8G.   Conflicting Agreements and Other Matters           19

      8H.   Offering of Note                                   20

      8I.   Regulation G, etc.                                 20


      8J.   Pollution and Other Regulations                    20

      8K.   ERISA                                              21

      8L.   Governmental Consent                               21

      8M.   Holding Company and Investment Company Status      22

      8N.   Absence of Foreign or Enemy Status                 22

      8O.   Possession of Franchises, Licenses, etc.           22

      8P.   Disclosure                                         22

9.  Representation of the Purchaser                            23

10. Definitions                                                23

11. Miscellaneous                                              27

      11A.  Note Payments                                      27

      11B.  Expenses                                           28

      11C.  Consent to Amendments                              28

      11D.  Form, Registration, Transfer and Exchange of
            Notes; Lost Notes                                  29

      11E.  Provision Applicable if any Note Sold              29

           11E(1). Notices to Subsequent Holder                30

           11E(2). Pro Rata Payments                           30

           11E(3). Consent of Holders of 66 2/3%               30

      11F.  Person Deemed Owners                               30

      11G.  Survival of Representations and Warranties         30

      11H.  Successors and Assigns                             31

      11I.  Notices                                            31

      11J.  Descriptive Headings                               31

      11K.  Satisfaction Requirement                           31

      11L.  Governing Law                                      31

      11M.  Counterparts                                       31

                                                    July 20, 1987

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
c/o PruCapital, Inc.
Suite 2750
Four Embarcadero Center
San Francisco, California  94111

Attention:  Regional Vice President

Gentlemen:

          The undersigned, Precision Castparts Corp. (herein called the "Company"), hereby agrees with you as follows:

     1. Authorization of Issue of Note. The Company will authorize the issue of its promissory notes (herein, together with any notes issued hereunder in substitution therefor, called the "Note" or "Notes") in the aggregate principal amount of $30,000,000, to be dated the date of issue thereof, to mature June 30, 1997, to bear interest on the unpaid balance thereof from the date thereof until the principal thereof shall become due and payable at the rate of 8.25% per annum payable on a semi-annual basis.

     2. Purchase and Sale of Note. The Company hereby agrees to sell to you and, subject to the terms and conditions herein set forth, you agree to purchase from the Company two Notes each registered in your name, the first in the principal amount of $3,000,00 and the second in the principal amount of $27,000,000 at 100% of such principal amounts both substantially in the form of Exhibit A attached hereto. The Company will deliver each Note to you at the office of PruCapital, Inc., Four Embarcadero Center, Suite 2750, San Francisco, California 94111 or such other place as shall be mutually agreed upon, against payment of the purchase price thereof on the date of closing, which shall be July 20, 1987 or such earlier date as the Company shall designate to you by not less than 5 days' notice in writing. The purchase price shall be paid by wire transfer of immediately available funds to First Interstate Bank of Oregon, East Portland Branch for credit to the Company's account, No. 069-0099325, at such bank.

     3. Conditions of Closing. Your obligation to purchase and pay for the Note is subject to the satisfaction, on or before the date of closing, of the following conditions:

                             Page 1

     3A. Opinion of Company's Counsel. You shall have received from Messrs Stoel Rives Boley Jones & Grey, counsel for the Company, a favorable opinion satisfactory to you as to (i) the due organization and valid existence of the Company and each of its Subsidiaries; (ii) the due authorization (including any consent of stockholders required by law or by the charter or bylaws of the Company), execution and delivery and the validity of this Agreement and the Note; (iii) the absence of any requirement to register the Note under the Securities Act of 1933, as amended; (iv) the corporate power of the Company and each of its Subsidiaries to carry on their respective businesses as then being conducted; (v) the due qualification of the Company as a foreign corporation to transact business and the good standing of the Company in each jurisdiction where the ownership of property or the nature of the business transacted by it makes such qualification necessary; and (vi) the execution and delivery of this Agreement and the Note, the offering, issuance and sale of the Note and fulfillment of and compliance with the respective provisions hereof and thereof not conflicting with, or resulting in a breach of the terms, conditions or provisions of, or constituting a default under or resulting in any violation of, or resulting in the creation of any Lien upon any of the properties or assets of the Company pursuant to, or requiring any authorization, consent, approval, exemption or other action by or any notice to or filing with any court or administrative or governmental body (other than routine filings after the date of such opinion with the Securities and Exchange Commission and/or State Blue Sky authorities) pursuant to, the charter or bylaws of the Company, any applicable law (including any securities or Blue Sky Law), statute, rule or regulation or (insofar as is known to such counsel after having made due inquiry with respect thereto) any agreement, instrument, order, judgment or decree to which the Company is subject.

     3B. Representations and Warranties; No Default. The representations and warranties contained in paragraph 8 shall be true on and as of the date of closing, except to the extent of changes caused by the transactions herein contemplated; there shall exist on the date of closing no Event of Default or Default; and the Company shall have delivered to you an Officer's Certificate, dated the date of closing, to both such effects.

     3C. Accountants' Letter. The Company shall have delivered to you a letter from Arthur Anderson & Co., addressed to you, substantially in the form of Exhibit B hereto.
                             Page 2

     3D. Payment of Outstanding Debt. The proceeds hereof shall have been used to partially repay outstanding debt of the Company.

     3E. Purchase Permitted by Applicable Laws. The purchase of and payment for the Note to be purchased by you on the date of closing on the terms and conditions herein provided (including the use of the proceeds of the Note by the Company) shall not violate any applicable law or governmental regulation (including, without limitations, Regulation G, T and X of the Board of Governors of the Federal Reserve System) and shall not subject you to any tax, penalty, liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and you shall have received such certificates or other evidence as you may request to establish compliance with this condition.

     3F. Proceedings. All corporate and other proceedings taken or to be taken in connection with the transactions contemplated hereby and all documents incident thereto shall be satisfactory in substance and form to you, and you shall have received all counterpart originals or certified or other copies of such documents as you may reasonably request.

     4. Prepayments. The Note shall be subject to prepayment with respect to the required prepayments specified in paragraph
4A and also under the circumstances set forth in paragraph 4B.

     4A. Required Prepayments. On June 30, 1988 and on June 30 in each year thereafter until the Note shall be paid in full, the Company shall apply to the prepayment of the Note, without premium, the sum of $3,000,000, and such principal amounts of the Note, together with interest thereon to the prepayment dates, shall become due on such prepayment dates.

     4B.  Optional Prepayment with Yield-Maintenance Premium.
The Note shall be subject to prepayment, in whole at any time or from time to time in part (in multiples of $5,000,000), at the option of the Company, at 100% of the principal amount so prepaid plus the Yield-Maintenance Premium, if any, with respect to the Note.

     4C. Notice of Prepayment. The Company shall give you written notice of each prepayment permitted by paragraph 4B, not less than 30 days prior to the prepayment date, specifying such prepayment date, the principal amount of the Note to be prepaid on such date, whereupon the principal amount of the Note
                             Page 3
specified in such notice, together with interest thereon to the prepayment date and together with the premium, if any, herein provided, shall become due and payable on such prepayment date.

     5.   Affirmative Covenants.

     5A. Financial Statements. The Company covenants that, so long as you shall hold any Note, it will deliver to you in duplicate

          (i) as soon as practicable and in any event within 55 days after the end of each quarterly period (other than the last quarterly period) in each fiscal year, a consolidated profit and loss statement, reconciliation of surplus statement and consolidated statements of cash flows of the Company and its Subsidiaries for the period from the beginning of the current fiscal year to the end of such quarterly period, and a consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarterly period, setting forth in each case in comparative form figures for the corresponding period in the preceding fiscal year, or prior year end, in conformance with normal reporting practice, all in reasonable detail and certified by an authorized financial officer of the Company, subject to changes resulting from year-end adjustments;

         (ii) as soon as practicable and in any event within 100 days after the end of each fiscal year, a consolidating and consolidated profit and loss statement, reconciliation of surplus statement and consolidated statements of cash flows of the Company and its Subsidiaries for such year, and a consolidating and consolidated balance sheet of the Company and its Subsidiaries as at the end of such year, setting forth in each case in comparative form corresponding consolidated figures from the preceding annual audit, all in reasonable detail and reasonably satisfactory in scope to you and, as to the consolidated statements, certified to the Company by independent public accountants of recognized standing selected by the Company whose certificate shall be in scope and substance reasonably satisfactory to you and, as to the consolidating statements, certified by an authorized financial officer of the Company;

        (iii) promptly upon transmission thereof, copies of all such financial statements, proxy statements, notices and reports as it shall send to its stockholders and copies of
                             Page 4
     all registration statements (except for exhibits and any registration statements relating to employee stock purchase plans) and all reports which it files with the Securities and Exchange Commission (or any governmental body or agency succeeding to the functions of the Securities and Exchange Commission);

         (iv) promptly upon receipt thereof, a copy of each other report submitted to the Company or any Subsidiary by independent accountants in connection with any annual, interim or special audit made by them of the books of the Company or any Subsidiary; and

          (v) with reasonable promptness, such other financial data as you may reasonably request.

          Together with each delivery of financial statements required by clauses (i) and (ii) above, the Company will deliver to you an Officer's Certificate setting forth (except to the extent specifically set forth in such financial statements) the aggregate amount of interest accrued (stated separately) on Funded Debt and Current Debt of the Company and Subsidiaries (if any) during the fiscal period covered by such financial statements, the aggregate amount of rental payments made during such fiscal period by the Company and Subsidiaries (if any) which (stated separately) were of the kinds subject to the restrictions of paragraphs 6C(2) and the aggregate amount of all rental payments made during such period by the Company and Subsidiaries (if any), the dates of the beginning and end of the most recent period of at least 60 consecutive days during which the Company shall have been free from all Current Debt permitted by clause
(ii) of paragraph 6C(2), and the aggregate amounts of depreciation on physical property charged on the books of the Company and Subsidiaries (if any) during such fiscal period, and stating that there exists no Event of Default or Default, or, if any such Event of Default or Default exists, specifying the nature thereof, the period of existence thereof and what action the Company proposes to take with respect thereto. Together with each delivery of financial statements required by clause (ii) above, the Company will deliver to you a certificate of said accountants stating that, in making the audit necessary to the certification of such financial statements, they have obtained no knowledge of any Event of Default or Default, or, if any such Event of Default of Default exists, specifying the nature and period of existence thereof. Such certificate shall not be
                             Page 5
required if the notes to the audited financial statements state that the Company is in compliance with the restrictive provisions of its loan agreements. Such accountants, however, shall not be liable to anyone by reason of their failure to obtain knowledge of any such Event of Default or Default which would not be disclosed in the course of any audit conducted in accordance with generally accepted accounting principles. The Company also covenants that forthwith upon the President or principal financial officer of the Company obtaining knowledge of the existence and continuance for whatever period of an Event of Default or Default, it will deliver to you an Officer's Certificate specifying the nature thereof, the period of existence thereof, and what action the Company proposes to take with respect thereto. You are hereby authorized to deliver a copy of any financial statement delivered to you pursuant to this paragraph 5A to any regulatory body having jurisdiction over you.

     5B. Inspection of Property. The Company covenants that, so long as you shall hold any Note, it will permit any Person designated by you or any of your agents or employees in writing, at your expense, to visit and inspect any of the properties of the Company, to examine the corporate books and financial records of the Company and make copies thereof or extracts therefrom and to discuss its affairs, finances and accounts with the principal officers of the Company, all at such reasonable times and as often as you may reasonably request. All information obtained by you pursuant to this section and any other section hereof which is not otherwise available to the general public is confidential and will not be divulged to any third persons by you without the prior written consent of the Company (which may not be unreasonably withheld); provided that the foregoing shall not be construed to limit you from divulging such information as is necessary for your protection or when required by law. You will execute any reasonable nondisclosure agreement requested by the Company and reasonably acceptable to you. Any such examinations or visits shall be subject to the rights of the Company's suppliers and customers and any agreements with such suppliers and customers.

     5C. Covenant to Secure Note Equally. The Company covenants that, if it or any Subsidiary shall create or assume any Lien upon any of its property or assets, whether now owned or hereafter acquired, other than Liens excepted by the provisions of paragraph 6C(1) (unless prior written consent to the creation or assumption thereof shall have been obtained pursuant to
                             Page 6
paragraph 11C or paragraph 11E(3)), it will make or cause to be made effective provision whereby the Note will be secured by such Lien equally and ratably with any and all other Debt thereby secured as long as any such other Debt shall be so secured.

     5D. Payment of Taxes. The Company covenants that, so long as you shall hold any Note, it will duly pay or discharge, or cause to be paid or discharged, before they become delinquent, all taxes, assessments and governmental and other charges lawfully levied and imposed upon the Company's, its Foreign Subsidiary's or any Subsidiary's properties, franchises, earnings and business as well as all lawful claims for labor, material and supplies which, if unpaid, might become a Lien on such properties or any part thereof; provided, however, that nothing herein contained shall require any such tax assessment, lien or charge to be paid so long as the validity thereof shall be contested in good faith, including appropriate legal proceedings.

     5E. Maintenance of Property. The Company covenants that, so long as you shall hold any Note, it will at all times maintain, preserve and keep all real estate, plants and other property of the Company or any Significant Subsidiary, used or, in the opinion of the Board of Directors of the Company, advantageously useful in the conduct of the business of the Company or any Significant Subsidiary in good working order and condition and will, from time to time, make or cause to be made all needful and proper repairs, extensions, additions, betterments, improvements thereto and all renewals and replacements thereof so that the business carried on in connection therewith may be properly conducted at all times.

     5F. Insurance. The Company covenants that, so long as you shall hold any Note, it will, and cause all Significant Subsidiaries to, maintain such insurance in such amounts and against such hazards and liabilities as customarily is maintained by other companies operating similar businesses and such other insurance as may be required by law or as may be reasonably required by you in writing, and that upon your written request, it will deliver with each delivery of financial statements under clause (ii) of paragraph 5A, an Officer's Certificate specifying the details of such insurance in effect.
                             Page 7

     6.   Negative Covenants.

     6A. Working Capital and Current Ratio and Net Worth Requirements. The Company covenants that it will not permit (i) Consolidated Working Capital at any time to be less than $70,000,000, (ii) current assets at any time to be less than 175% of current liabilities, or (iii) Consolidated Tangible Net Worth at any time to be less than $75,000,000, determined as provided in paragraph 10F with respect to any computation of Consolidated Working Capital.

     6B. Dividend Limitation. The Company covenants that it will not pay or declare any dividend on any class of its stock or make any other distribution on account of any class of its stock, or redeem, purchase or otherwise acquire, directly or indirectly, any shares of its stock (all of the foregoing being herein called "Restricted Payments") except out of Consolidated Net Earnings Available For Restricted Payments.

          "Consolidated Net Earnings" shall mean gross revenues of the Company and its Subsidiaries less all operating and non-operating expenses of the Company and its Subsidiaries including all charges of a proper character (including current and deferred taxes on income, provision for taxes on unremitted foreign earnings which are included in gross revenues, and current additions to reserves), but not including in gross revenues any gains (net of expenses and taxes applicable thereto) in excess of losses resulting from the sale, conversion or other disposition of capital assets (i.e., assets other than current assets), any gains resulting from the write-up of assets, any equity of the Company or any Subsidiary in the unremitted earnings of any corporation which is not a Subsidiary, any earnings of any Person acquired by the Company or any Subsidiary through purchase, merger or consolidation or otherwise for any year prior to the year of acquisition, or any deferred credit representing the excess of equity in any Subsidiary at the date of acquisition over the cost of the investment in such Subsidiary; all determined in accordance with generally accepted accounting principles.

          "Consolidated Net Earnings Available For Restricted Payments" shall mean an amount equal to (1) 50% (or minus 100% in case of a deficit) of Consolidated Net Earnings for the period (taken as one accounting period) commencing on April 1, 1986 and terminating at the end of the last fiscal quarter preceding the
                             Page 8
date of any proposed Restricted Payment, less (2) the sum of (a) the aggregate amount of all dividends and other distributions paid or declared by the Company on any class of its stock after March 31, 1986, and (b) the excess of the aggregate amount expended, directly or indirectly, after March 31, 1986, for the redemption, purchase or other acquisition of any shares of its stock, over the aggregate amount received after March 31, 1986 as the net cash proceeds of the sale of any shares of its stock (excluding the net cash proceeds of the Company's sale of stock on June 12, 1987). There shall not be included in Restricted Payments or in any computation of Consolidated Net Earnings Available For Restricted Payments: (x) dividends paid, or distributions made, in stock of the Company; or (y) exchanges of stock of one or more classes of the Company, except to the extent that cash or other value is involved in such exchange. The term "stock" as used in this paragraph 6B shall include warrants or options to purchase stock.

     6C. Lien, Debt and Other Restrictions. The Company covenants that it will not and will not permit any Subsidiary to, or, in the case of paragraph's 6C(4) and 6C(5), its Foreign
Subsidiary to:

     6C(1).    Liens.  Create, assume or suffer to exist any Lien
upon any of its property or assets, whether now owned or hereafter acquired (whether or not provision is made for the equal and ratable securing of the Note in accordance with the provisions of paragraph 5C), except

     (i) Liens for taxes not yet due or which are being actively contested in good faith by appropriate proceedings;

    (ii) other Liens incidental to the conduct of its business or the ownership of its property and assets which were not incurred in connection with the borrowing of money or the obtaining of advances or credit, and which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business;

   (iii) any Lien existing on any property of any corporation at the time it becomes a subsidiary, or existing prior to the time of acquisition upon any property acquired by the Company or any Subsidiary through purchase, merger or consolidation or otherwise, whether or not assumed by the Company or such Subsidiary, or placed upon
                             Page 9
          property at the time of acquisition by the Company or any subsidiary to secure all or a portion of (or to secure Debt incurred to pay all or a portion of) the purchase price thereof, provided that (a) any such Lien shall not encumber any other property of the Company or such Subsidiary, and (b) the aggregate amount of Debt secured by all such Liens does not violate the proviso of clause (i) of paragraph 6C(2);

    (iv) Liens on property or assets of a Subsidiary to secure obligations of such Subsidiary to the Company or another Subsidiary; and

     (v) Liens securing miscellaneous Debt not to exceed an aggregate of $11,000,000 at any time outstanding.

     6C(2).    Debt.  Create, incur, assume or suffer to exist
any Funded or current Debt, except

     (i) unsecured Funded Debt of the Company and Subsidiaries and Debt secured by Liens permitted by clauses (iii) and (v) of paragraph 6C(1) hereof, provided that such unsecured Funded Debt and secured Debt shall not exceed 40% of Consolidated Tangible Gross Worth at any time outstanding and, provided further, that the total aggregate amount of such Debt of subsidiaries (together with any current Debt of subsidiaries held pursuant to clause (ii) below) shall not exceed $11,000,000 at any time outstanding;

    (ii) other Current Debt of the Company and Subsidiaries, not in excess of an aggregate principal amount of $20,000,000, at any time outstanding, provided that the Company shall not create, incur, assume or suffer to exist any Current Debt permitted by this clause (ii) on any day unless, within the 12-months' period immediately preceding such day, the aggregate Current Debt of the Company permitted by this clause (ii) shall not have been in excess of the greater of (a) $0.00 or
          (b) an amount equal to unused portion of Funded Debt available for borrowing under clause (i) of this paragraph 6C(2), for at least 60 consecutive days.

   (iii)  Debt of any Subsidiary to the Company or another
          Subsidiary.
                             Page 10

     6C(3).    Loans, Advances, Investments and Contingent
Liabilities. Make or permit to remain outstanding any loan or advance to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations, stock or dividends of, or own, purchase or acquire any stock, obligations or securities of, or any interest in, or make any capital contribution to, any Person, except that the Company and any Subsidiary may

     (i) make or permit to remain outstanding loans or advances to any Subsidiary (excluding Precision Castparts
          Corp.-U.K. Ltd. and Precision Castparts Corp.-France
          S.A.);

    (ii) own, purchase or acquire stock, obligations or securities of a Subsidiary or of a corporation which immediately after such purchase or acquisition will be a Subsidiary;

   (iii) acquire and own stock, obligations or securities received in settlement of debts (created in the ordinary course of business) owing to the Company or any Subsidiary;

    (iv) own, purchase or acquire prime commercial paper and certificates of deposit in United States commercial banks (having capital resources in excess of $100,000,000), in each case due within one year from the date of purchase and payable in the United States in United States dollars, obligations of the United States Government or any agency thereof, and obligations guaranteed by the United States Government;

     (v) endorse negotiable instruments for collection in the ordinary course of business;

    (vi) make or permit to remain outstanding loans or advances to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations, stock or dividends of, or own, purchase or acquire stock, obligations or securities of, any other Person (including for purposes of this clause (vi) only, Precision Castparts Corp.-U.K. Ltd. and Precision Castparts Corp.-France S.A.), provided that the aggregate principal amount of such loans and advances, plus (without duplication) the aggregate amount of liabilities permitted by clauses
                             Page 11

          (i) and (v) of paragraph 6C(10), plus the aggregate amount of investment (at original cost) in such stock, obligations and securities shall not exceed $12,000,000 at any time outstanding for the Company and all Subsidiaries, and further provided that no Subsidiary shall acquire any stock, or securities of, the Company.

     6C(4).    Sale of Stock and Debt of Subsidiaries.  Sell or
otherwise dispose of, or part with control of, any shares of stock or Debt of the Foreign Subsidiary or any Subsidiary, except to the Company or the Foreign Subsidiary or another Subsidiary, and except that all shares of stock and Debt of the Foreign Subsidiary or any Subsidiary at the time owned by or owed to the Company, the Foreign Subsidiary and all Subsidiaries may be sold as an entirety for a cash consideration which represents the fair value (as determined in good faith by the Board of Directors of the Company) at the time of sale of the shares of stock and Debt so sold, provided that the assets of the Foreign Subsidiary or such Subsidiary do not constitute a Substantial Part of the consolidated assets of the Company, the Foreign Subsidiary and all Subsidiaries and that the earnings of such Foreign Subsidiary or such Subsidiary shall not have constituted a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, and further provided that, at the time of such sale, such Foreign Subsidiary or such Subsidiary shall not own, directly or indirectly, any shares of stock or Debt of the Foreign Subsidiary or any other Subsidiary (unless all of the shares of stock and Debt of such Subsidiary owned, directly or indirectly, by the Company, the Foreign Subsidiary and all Subsidiaries are simultaneously being sold as permitted by this paragraph 6C(4)).

     6C(5).    Merger and Sale of Assets.  Merge or consolidate
with any other corporation or sell, lease or transfer or otherwise dispose of all or a Substantial Part of its assets, or assets which shall have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, to any Person, except that

     (i) the Foreign Subsidiary or any Subsidiary may merge with the Company (provided that the Company shall be the continuing or surviving corporation) or with any one or more other Subsidiaries;
                             Page 12

    (ii) the Foreign Subsidiary or any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Company or another subsidiary; and

   (iii) the Foreign Subsidiary or any Subsidiary may sell or otherwise dispose of all or substantially all of its assets subject to the conditions specified in paragraph
          6C(4) with respect to a sale of the stock of the Foreign Subsidiary or such Subsidiary.

     6C(6).    Lease Rental.  Enter into, or permit to remain in
effect, any agreements to rent or lease (as lessee) any real or personal property (excluding automobiles, light trucks, data processing equipment, any leases required to be capitalized on the books of the Company by generally accepted accounting procedures and customer funded leases) for terms (including options to renew or extend any term, whether or not exercised) of more than one year providing for payments to lessors in excess of an aggregate of $3,000,000 per annum by the Company and all Subsidiaries on a consolidated basis.

     6C(7).    Sale and Lease-Back.  Enter into any arrangement
with any lender or investor or to which such lender or investor is a party providing for the leasing by the Company or any Subsidiary of real property which has been or is to be sold or transferred by the Company or any Subsidiary to such lender or investor or to any Person to whom funds have been or are to be advanced by such lender or investor on the security of such property or rental obligations of the Company or any Subsidiary.

     6C(8).    Sale of Receivables.  Sell any of its notes or
accounts receivable (other than in the ordinary course of business, without recourse, and not in connection with the borrowing of money), except that the Company may sell with recourse foreign notes and foreign accounts receivable provided that such notes and receivables are 100% insured by the Foreign Credit Insurance Agency.

     6C(9).    Foreign Discount of Receivables.  Discount any of
the notes or accounts receivable of the Foreign Subsidiary in excess of an aggregate of $1,000,000 at any time outstanding.

     6C(10).   Certain Contracts.  Enter into or be a party to

     (i) any contract providing for the making of loans, advances or capital contributions to any Person other than a Subsidiary (except where the obligation is
                             Page 13
          limited to a fixed maximum amount which is within the limitations of clause (vi) of paragraph 6C(3)), or for the purchase of any property from any Person, in each case in order to enable such Person to maintain working capital, net worth or any other balance sheet condition or to pay debts, dividends or expenses; or

    (ii) any contract for the purchase of materials, supplies or other property or services if such contract (or any related document) requires that payment for such materials, supplies or other property or services shall be made regardless of whether or not delivery of such materials, supplies or other property or services is ever made or tendered; or

   (iii) any contract to rent or lease (as lessee) any real or person property if such contract (or any related document) provides that the obligation to make payments thereunder is absolute and unconditional under conditions not customarily found in commercial leases then in general use or requires that the lessee purchase or otherwise acquire securities or obligations of the lessor; or

    (iv) any contract for the sale or use of materials, supplies or other property, or the rendering of services, if such contract (or any related document) requires that payment for such materials, supplies or other property, or the use thereof, or payment for such services, shall be subordinated to any indebtedness (of the purchaser or use of such materials, supplies or other property or the Person entitled to the benefit of such services) owed or to be owed to any Person; or

     (v) any other contract which, in economic effect, is substantially equivalent to a guarantee, except as permitted by clause (v) or clause (vi) of paragraph 6C(3) and except where the obligation is limited to a fixed maximum amount which is within the limitations of clause (vi) of paragraph 6C(3).

     6C(11).   Transactions With Stockholders.  Directly or
indirectly, purchase, acquire or lease any property from, or sell, transfer or lease any property to, or otherwise deal with, in the ordinary course of business or otherwise, any Affiliate, except on terms not less favorable to the Company or such Subsidiary than would be usual and customary in similar transactions between Persons not affiliated with each other,
                             Page 14
provided that the Company may sell to, or purchase (within the limitations of paragraph 6B) from, any such Person shares of the Company's stock.

     6D. Issuance of Stock by Subsidiaries. Unless otherwise required by law, the Company covenants that it will not permit any Subsidiary or its Foreign Subsidiary (either directly, or indirectly by the issuance of rights or options for, or securities convertible into, such shares) to issue, sell or otherwise dispose of any shares of any class of its stock (other than director's qualifying shares) except to the Company, its Foreign Subsidiary or another subsidiary.

     7. Events of Default. If any of the following events shall occur and be continuing for any reason whatsoever (and whether such occurrence shall be voluntary or involuntary or come about or be effected by operation of law or otherwise):

     (i) the Company defaults in the payment of any principal of any Note when the same shall become due, either by the terms thereof or otherwise as herein provided; or

    (ii) the Company defaults in the payment of any interest on any Note for more than 10 days after the date due; or

   (iii) the Company defaults in any payment of principal of or interest on any other obligation for money borrowed in excess of $750,000 (or of any obligation exceeding $750,000 under conditional sale or other title retention agreement or of any obligation exceeding $750,000 secured by purchase money mortgage or of any obligation exceeding $750,000 under notes payable or drafts accepted representing extensions of credit) beyond any period of grace provided with respect thereto, or the Company defaults in the performance or observance of any other agreement, term or condition contained in any agreement under which any such obligation is created (or if any other event or default thereunder or under any such agreement shall occur and be continuing) and the effect of such event or default is to cause, or to permit the holder or holders of such obligation (or a trustee on behalf of such holder or holders) to cause, such obligation to become due prior to any stated maturity; or
                             Page 15

    (iv) any representation or warranty made by the Company herein or in any writing furnished in connection with or pursuant to this Agreement shall be false in any material respect on the date as of which made; or

     (v) the Company defaults in the performance or observance of any agreement contained in paragraph 6; or

    (vi) the Company defaults in the performance or observance of any other agreement, term or condition contained herein and such default shall not have been remedied within 30 days after written notice thereof shall have been received by the Company from you; or

   (vii) the Company or any Subsidiary makes an assignment for the benefit of creditors or is generally not paying its debts as such debts become due; or

  (viii) any order, judgment or decree is entered under the bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law (herein called the "Bankruptcy Law") of any jurisdiction adjudicating the Company or any Significant Subsidiary bankrupt or insolvent; or

    (ix) the Company or any Significant Subsidiary petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official, of the Company or any Significant Subsidiary, or of any Substantial Part of the assets of the Company or any subsidiary, or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings (other than proceedings for the voluntary liquidation and dissolution of a Subsidiary) relating to the Company or any Significant Subsidiary under the Bankruptcy Law of any other jurisdiction, whether now or hereafter in effect; or

     (x) any such petition or application is filed, or any such proceedings are commenced, against the Company or any Significant Subsidiary and the Company or such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein, or any order for relief is entered in an involuntary case under the Bankruptcy Law of the United States, as now or
                             Page 16
          hereafter constituted, or an order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings, and such order, judgment or decree remains unstayed and in effect for more than 30 days; or

    (xi) any order, judgment or decree is entered in any proceedings against the Company decreeing the dissolution of the Company and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

   (xii) any order, judgment or decree is entered in any proceedings against the Company or any Subsidiary decreeing a split-up of the Company or such Subsidiary which requires the divestiture of a Substantial Part, or the divestiture of the stock of a Subsidiary whose assets constitute a Substantial Part, of the consolidated assets of the Company and its Subsidiaries or which requires the divestiture of assets, or stock of a Subsidiary, which shall have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, and such order, judgment or decree remains unstayed and in effect for more than 60 days;

then (a) if such event is an Event of Default specified in clause
(viii), (ix) or (x) of this paragraph 7, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Company, and (b) if such event is an Event of Default specified in any other clause of this paragraph 7, the holder or holders of at least 66-2/3% of the aggregate principal amount of the Notes at the time outstanding may, at its or their option and in addition to any right, power or remedy permitted by law or equity, by notice in writing to the Company, declare all of the Notes to be, and all of the Notes shall thereupon be and become, immediately due and payable together with interest accrued thereon and together with the Yield-Maintenance Premium, if any, with respect to each Note, without presentment, demand, protest or further notice of any kind, all of which are hereby waived by the Company, provided that the Yield-Maintenance Premium, if any, with respect to each
                             Page 17

Note shall be due and payable upon such declaration only if (x) such holder or holders shall have given to the Company, at least 10 Business Days prior to such declaration, written notice stating its or their intention so to declare the Notes to be immediately due and payable and specifying one or more Events of Default which permit such declaration and (y) one or more of the Events of Default so specified shall be continuing at the time of such declaration.

     8. Representations, Covenants and Warranties. The Company represents, covenants and warrants:

     8A. Organization and Qualification. The Company is a corporation duly organized and validly existing under the laws of the State of Oregon, each Subsidiary is duly organized and existing in good standing under the laws of the jurisdiction in which incorporated, and the Company has and each Subsidiary has the corporate power to own its respective property and to carry on its respective business as now being conducted, and the Company and each Subsidiary is duly qualified as a foreign corporation to do business and in good standing in every jurisdiction in which the nature of the respective business conducted by it makes such qualification necessary.

     8B. Financial Statements. The Company has furnished you with the following financial statements, identified by a principal financial officer of the Company: (i) consolidated balance sheets of the Company and its Subsidiaries as at March 31, 1987, and consolidated profit and loss and surplus statements of the Company and its Subsidiaries for the year ended on such dates, respectively, all certified by Arthur Andersen & Co. Such financial statements (including any related schedules and/or notes) are true and correct in all material respects, have been prepared in accordance with generally accepted accounting principles consistently followed throughout the periods involved and show all liabilities, direct and contingent, of the Company and its Subsidiaries required to be shown in accordance with such principles. The balance sheets fairly present the condition of the Company and its Subsidiaries as at the dates thereof, and the profit and loss and surplus statements fairly present the results of the operations of the Company and its Subsidiaries for the periods indicated. There has been no material adverse change in the business, condition or operations (financial or otherwise) of the Company and its Subsidiaries taken as a whole since March 31, 1987.
                             Page 18

     8C. Actions Pending. Except as disclosed in the Company's Annual Report on 10-K for the year ended March 31, 1987, there is no action, suit, investigation or proceeding pending or, to the knowledge of the Company, threatened against the Company or any of its Subsidiaries, or any properties or rights of the Company or any of its Subsidiaries, by or before any court, arbitrator or administrative or governmental body which might result in any material adverse change in the business, condition or operations of the Company and its Subsidiaries taken as a whole.

     8D. Outstanding Debt. Neither the Company nor any of its Subsidiaries has outstanding any Funded or Current Debt, on a consolidated basis except Debt permitted by paragraph 6C(2). There exists no default under the provisions of any instrument evidencing such Debt or of any agreement relating thereto.

     8E. Title to Properties. The Company and each of its Subsidiaries has good and marketable title to its respective real properties (other than properties which it leases) and good title to all of its other respective properties and assets, including the properties and assets reflected in the balance sheet as at March 31, 1987 hereinabove described (other than properties and assets disposed of in the ordinary course of business), subject to no Lien of any kind except Liens permitted by paragraph 6C(1). The Company and its Subsidiaries enjoy peaceful and undisturbed possession under all leases necessary in any material respect for the operation of their respective properties and assets, none of which contain any unusual or burdensome provisions which might materially affect or impair the operation of such properties and assets. All such leases are valid and subsisting and are in full force and effect.

     8F. Taxes. The Company and each of its Subsidiaries has filed all Federal, State and other income tax returns which, to the best knowledge of the officers of the Company, are required to be filed, and each has paid all taxes as shown on said returns and on all assessments received by it to the extent that such taxes have become due. Federal, State and other income tax returns of the Company and its Subsidiaries have been examined and reported on by the taxing authorities or closed by applicable statutes and satisfied for all fiscal years prior to and including the fiscal year ended on March 31, 1983.

     8G. Conflicting Agreements and Other Matters. Neither the execution nor delivery of this Agreement nor of the Note, nor the offering, issuance and sale of the Note, nor fulfillment of nor
                             Page 19
compliance with the terms and provisions hereof and of the Note will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien (except pursuant to paragraph 5C) upon any of the properties or assets of the Company or any Subsidiary pursuant to, the charter or by-laws of the Company or any of its Subsidiaries, any award of any arbitrator or any agreement (including any agreement with stockholders), instrument, order, judgment, decree, statute, law, rule or regulation to which the Company or any of its Subsidiaries is subject.

     8H. Offering of Note. Neither the Company nor any agent acting on its behalf has, directly or indirectly, offered the Note or any similar security of the Company for sale to, or solicited any offers to buy the Note or any similar security of the Company from, or otherwise approached or negotiated with respect thereto with, any Person or Persons other than yourself, and neither the Company nor any agent acting on its behalf has taken or will take any action which would subject the issuance or sale of the Note to the provisions of Section 5 of the Securities Act of 1933, as amended, or to the provisions of any securities or Blue Sky law of any applicable jurisdiction.

     8I. Regulation G, etc. The proceeds of sale of the Note to you will be used to retire existing Debt, none of which was originally incurred to purchase a margin security. None of such proceeds will be used, directly or indirectly, for the purpose of purchasing or carrying any margin security or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry a margin security or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of said Regulation G. Neither the Company nor any agent acting on its behalf has taken or will take any action which in acting on its behalf has taken or will take any action which might cause this Agreement or the Note to violate Regulation G, Regulation T or any other regulation of the Board of Governors of the Federal Reserve System or to violate the Securities Exchange Act of 1934, in each case as in effect now or as the same may hereafter be in effect.

     8J. Pollution and Other Regulations. The Company and each of its Subsidiaries is exercising its best efforts to comply with all laws and regulations relating to pollution and environmental control, equal employment opportunity and employee safety in all jurisdictions in which the Company and each of its Subsidiaries
                             Page 20
is presently doing business, and the Company will use its best efforts to comply and to cause each Foreign Subsidiary and each of its Subsidiaries to comply with all such laws and regulations which may be legally imposed in the future in jurisdictions in which the Company, the Foreign Subsidiary or any Subsidiary may then be doing business.

     8K. ERISA. No material employee benefit plan established or maintained by the Company or any Subsidiary (including any multi-employer plan to which the Company or any Subsidiary contributes) which is subject to Part 3 of Subtitle B of Title I of the Employee Retirement Income Security Act of 1974, as amended and in effect (herein called "ERISA"), had a material accumulated funding deficiency (as such term is defined in Section 302 of ERISA) as of the last day of the most recent fiscal year of such plan ended prior to the date hereof, or would have had an accumulated funding deficiency (as so defined) on such day if such year were the first year of such plan to which
Part 3 of Subtitle B of Title I or ERISA applied, and no material liability to the Pension Benefit Guaranty Corporation, has been, or is expected by the Company or any Subsidiary or Affiliate to be, incurred with respect to any such plan by the Company or any Subsidiary or Affiliate. The execution and delivery by the Company of this Agreement and the Notes will not involve any prohibited transaction within the meaning of ERISA or Section 4975 of the Internal Revenue Code. The representation by the Company in the next preceding sentence is made in reliance upon and subject to the accuracy of your representation in paragraph 9 as to the source of the funds to be used by you to pay the purchase price of the Notes.

     8L. Governmental Consent. Neither the nature of the Company or of any Subsidiary, nor any of their respective businesses or properties, nor any relationship between the Company or any Subsidiary and any other Person, nor any circumstance in connection with the offer, issue, sale or delivery of the Note is such as to require any consent, approval or other action by or any notice to or filing with any court or administrative or governmental body (other than routine filings after the date of closing with the Securities and Exchange Commission and/or State Blue Sky authorities) in connection with the execution and delivery of this Agreement, the offer, issue, sale or delivery of the Note or fulfillment of or compliance with the terms and provisions hereof or of the Note.
                             Page 21

     8M. Holding Company and Investment Company Status. Neither the Company nor any Subsidiary is a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", or a "public utility", within the meaning of the Public Utility Holding Company Act of 1935, as amended, or a "public utility" within the meaning of the Federal Power Act, as amended. Neither the Company nor any Subsidiary is an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or any "investment adviser" within the meaning of the Investment Advisers Act of 1940, as amended.

     8N. Absence of Foreign or Enemy Status. The Company is not a "national" of a foreign country designated in Executive Order No. 8389, as amended, or of any "designated enemy country" as defined in executive Order No. 9193, as amended, of the President of the United States of America within the meaning of said Executive Orders, as amended, or of any regulation issued thereunder, or a "national" of any "designated foreign country" within the meaning of the Foreign Assets Control Regulations or the Cuban Assets Control Regulations of the United States of America, 31 CFR, sub-title B, Chapter V, as amended, or a "person" in Southern Rhodesia or acting on behalf of or for the benefit of a "person" in Southern Rhodesia within the meaning of the Rhodesian Sanctions Regulations, 31 CFR, sub-title B, Chapter V, as amended.

     8O. Possession of Franchises, Licenses, etc. The Company possesses all franchises, certificates, licenses, permits and other authorizations from governmental political subdivisions or regulatory authorities and all patents, trademarks, service marks, trade names, copyrights, licenses and other rights, free from burdensome restrictions, that are necessary in any material respect for the ownership, maintenance and operation of its properties and assets, and the Company is not in violation of any thereof in any material respect.

     8P. Disclosure. Neither this Agreement nor any other document, certificate or statement furnished to you by or on behalf of the Company when read together in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact peculiar to the Company which materially adversely affects the business, property or assets, or financial condition of the
                             Page 22

Company which has not been set forth in this Agreement or in the other documents, certificates and statements furnished to you by or on behalf of the Company prior to the date hereof in connection with the transactions contemplated hereby.

     9. Representation of the Purchaser. You represent and in making this sale to you it is specifically understood and agreed that you are acquiring the Note for the purpose of investment and not with a view to or for sale in connection with any distribution thereof, provided that the disposition of your property shall at all times be and remain within your control. You also represent that no part of the funds being used by you to pay the purchase price of the Note hereunder constitutes assets allocated to any separate account (as defined in Section 3 of ERISA) maintained by you in which any employee benefit plan (as defined in Section 3 of ERISA) participates to the extent of 5% or more, other than employee benefit plans named on a list which has been furnished by you to the Company.

     10. Definitions. For the purpose of this Agreement, the following terms shall have the following meanings:

     10A. "Affiliate" shall mean any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, the Company, except a Subsidiary or a Foreign Subsidiary. A Person shall be deemed to control a corporation if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

     10B. "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which commercial banks in New York
City are required or authorized to be closed.

     10C. "Called Principal" shall mean, with respect to any Note, the principal of such Note that is to be prepaid pursuant to paragraph 4B (any partial prepayment being applied in satisfaction of required payment of principal in inverse order of their scheduled due dates) or is declared to be immediately due and payable pursuant to paragraph 7.

     10D. "Consolidated Tangible Net Worth" shall mean as of the time of any determination thereof, the excess of (1) the sum of
(i) the par value (or value stated on the books of the Company) of the capital stock of all classes of the Company, plus (or
                             Page 23
minus in the case of a surplus deficit) (ii) the amount of the consolidated surplus, whether capital or earned, of the Company and its subsidiaries, over (2) the sum of treasury stock, unamortized debt discount and expense, good will, trademarks, trade names, patents, deferred charges and other intangible assets and any write-up of the value of any assets after May 31, 1987; all determined on a consolidated basis for the Company and all Subsidiaries in accordance with generally accepted accounting principles.

     10E. "Consolidated Tangible Gross Worth" shall mean
Consolidated Tangible Net Worth plus Funded Debt.

     10F. "Consolidated Working Capital" shall mean the excess of consolidated current assets over consolidated current liabilities of the Company and its Subsidiaries, both determined in accordance with generally accepted accounting principles consistent with those followed in the preparation of the financial statements referred to in paragraph 8B, provided that there shall not be included in (a) current assets (i) any loans or advances made by the Company or any Subsidiary except travel and other like advances to officers and employees in the ordinary course of business, and (ii) assets of the Foreign Subsidiary and
(b) current liabilities any Current Debt equal to the unused portion of Funded Debt available for borrowing under clause (i) of paragraph 6C(2).

     10G. "Current Debt" shall mean any obligation for borrowed money (and any notes payable and drafts accepted representing extensions of credit whether or not representing obligations for borrowed money) payable on demand or within a period of one year from the date of the creation thereof; provided that any obligation shall be treated as Funded Debt, regardless of its term, if such obligation is renewable pursuant to the terms thereof or of a revolving credit or similar agreement effective for more than one year after the date of the creation of such obligation, or may be payable out of the proceeds of a similar obligation pursuant to the terms of such obligation or of any such agreement.

     10H. "Debt" shall mean Funded Debt or Current Debt, as the case may be.

     10I. "Discounted Value" shall mean, with respect to the Called Principal of any Note, the amount calculated by
                             Page 24
discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on a semiannual basis) equal to the Reinvestment Yield with respect to such Called Principal.

     10J. "Event of Default" shall mean any of the events specified in paragraph 7, provided that there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act, and "Default" shall mean any of such events, whether or not any such requirement has been satisfied.

     10K. "Foreign Subsidiary" shall mean Precision Castparts Corp. - U.K. Ltd. and Precision Castparts Corp. - France S.A., if
(x) their net sales and operating profits exceed 10% of consolidated net sales and consolidated operating profits of the Company and all its subsidiaries and (y) their total assets exceed 15% of total consolidated assets of the Company and all its subsidiaries.

     10L. "Funded Debt" shall mean any obligation payable more than one year from the date of the creation thereof, which under generally accepted accounting principles is shown on the balance sheet as a liability (excluding reserves for deferred income taxes and other reserves to the extent that such reserves do not constitute an obligation and including unfunded pension liabilities), plus (without duplication) amounts equal to the aggregate net rentals (after making allowance for any interest, taxes or other expenses included therein) payable more than one year from the date of the creation thereof under any lease (whether or not such rentals accrue and become payable only on an annual or other periodic basis) which lease (a) constitutes the substantial equivalent of a purchase of the property subject to such lease, or (b) has an initial term materially less than the useful life of such property and provides that the lessee has the option to renew such lease for the remaining useful life of such property at a rental which at the inception of such lease appears to be substantially less than the fair rental value of such property, or (c) provides an option to the lessee to acquire the property subject to such lease at a price which, at the inception of such lease, appears to be substantially less that the probable fair value of such property at the time or times of permitted acquisition by the lessee.
                             Page 25

     10M. "Lien" shall mean any mortgage, pledge, security interest, encumbrance, lien or charge or any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction).

     10N. "Officer's Certificate" shall mean a certificate signed in the name of the Company by its President, one of its Vice
Presidents or its Treasurer.

     10O. "Person" shall mean and include an individual, a partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.

     10P. "Reinvestment Yield" shall mean, with respect to the Called Principal of any Note, the yield to maturity implied by the Treasury Constant Maturity Series yields reported (for the latest day for which such yields shall have been so reported as of the Business Day next preceding the Settlement Date with respect to such Called Principal) in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the remaining weighted averaged life to final maturity (calculated in accordance with accepted financial practice) of such Called Principal as of such Settlement Date. Such implied yield shall be determined (a) by calculating the remaining weighted average life to final maturity of such Called Principal rounded to the nearest quarter-year and (b) if necessary, by interpolating linearly between Treasury Constant Maturity Series yields.

     10Q. "Remaining Scheduled Payments" shall mean, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due on dates after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date.

     10R. "Settlement Date" shall mean, with respect to the Called Principal of any Note, the date on which such Called
Principal is to be prepaid pursuant to paragraph 4B or is declared to be immediately due and payable pursuant to paragraph
7.
                             Page 26

     10S. "Significant Subsidiaries" shall mean any Subsidiary which would be a significant subsidiary under Regulation S-X of the Securities and Exchange Commission, as in effect on the date hereof.

     10T. "Subsidiary" shall mean any corporation organized under the laws of any State of the United States of America, Canada, or any Province of Canada, which conducts the major portion of its business in and makes the major portion of its sales to Persons located in the United States of America or Canada, and all of the stock of every class of which, except directors' qualifying shares, shall, at the time of which any determination is being made, be owned by the Company either directly or through Subsidiaries, provided that Precision Castparts Corp. - U.K. Ltd. and Precision Castparts Corp. - France S.A. shall be included in this definition of Subsidiary if
(x) the total of such subsidiaries net sales and operating profits are less than 10% of consolidated net sales and consolidated operating profits of the Company and all its subsidiaries and (y) the total assets of such subsidiaries is less than 15% of total consolidated assets of the Company and all its subsidiaries.

     10U. "Substantial Part" shall mean, when used with respect to assets, more than 10% of the consolidated assets of the Company and all Subsidiaries, and, when used with respect to Consolidated Net Earnings for any period, more than 10% of Consolidated Net Earnings for such period.

     10V. "Yield-Maintenance Premium" shall mean, with respect to any Note, a premium equal to the excess, if any, of the Discounted Value of the Called Principal of such Note over the sum of such Called Principal plus interest accrued thereon as of the Settlement Date with respect to such Called Principal. the Yield-Maintenance Premium shall in no event be less than zero.

     11.  Miscellaneous.

     11A. Note Payments. The Company agrees that, as long as you shall hold any Note it will make payments of principal thereof and interest and premium, if any, thereon, by transfer of immediately available funds for credit to your account #050-54-526 in Morgan Guaranty and Trust Company of New York, 23 Wall Street, New York, New York 10015 ("Morgan"), or such other account in the United States as you may designate in writing, provided, however, that with respect to the Note purchased by you
                             Page 27
in the principal amount of $3,000,000 pursuant to paragraph 2 (and any Note or Notes issued in exchange therefore), payments of principal thereof and interest and premium, if any, thereon, shall be made by transfer of immediately available funds for credit to your account #000-01-159 in Morgan. Each wire transfer shall set forth the name of the Company, the full title (including the interest rate and final maturity date) of the Notes, a reference to "Security No. 740189", and the due date and application (as among principal, premium and interest) of the payment being made. You agree that, before disposing of any Note, you will make a notation thereon of all principal payments previously made thereon and of the date to which interest thereon has been paid, and will notify the Company of the name and address of the transferee of such Note, including the place to which payment is to be made.

     11B. Expenses. The Company agrees, whether or not the transaction hereby contemplated shall be consummated, to pay, and save you harmless against liability for the payment of, all out-of-pocket expenses arising in connection with this transaction, including all taxes, together in each case with interest and penalties, if any, and any income tax payable by you in respect of any reimbursement therefor, which may be payable in respect of the execution and delivery of this Agreement or the execution, delivery or acquisition of any Note issued under or pursuant to this Agreement, all printing costs in connection with this Agreement and any subsequent modification thereof or consent thereunder. The obligations of the Company under this paragraph 11B shall survive transfer by you and payment of any Note.

     11C. Consent to Amendments. This Agreement may be amended, and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, if the Company shall obtain your written consent to such amendment, action or omission to act. Each holder of any Note at the time or thereafter outstanding shall be bound by any consent authorized by this paragraph 11C or paragraph 11E(3), whether or not such Note shall have been marked to indicate such consent, but any Note issued thereafter may contain a reference, or bear a notation referring, to any such consent. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein and in the Note, the term "this Agreement" and references thereto shall mean this Agreement as it may, from time to time, be amended or supplemented.
                             Page 28

     11D. Form, Registration, Transfer and Exchange of Notes; Lost Notes. The Notes are issuable as Registered Notes or Order Notes transferable only on the books of the Company, each without coupons in the denominations of $1,000,000 and any integral multiple of $1,000,000. The Company shall keep at its principal office a register in which the Company shall provide for the registration of Notes and of transfers of Notes. Upon surrender for registration of transfer of any Note held by you at the office of the Company, the Company shall, at its expense (excluding transfer, stamp or other similar taxes), execute and deliver one or more new Notes of like tenor and of a like aggregate principal amount which Notes may either be registered in the name of the designated transferee or transferees. At the option of the holder of any Note, such Note may be exchanged for Notes of like tenor and of any authorized denominations, of a like aggregate principal amount, upon surrender of the Note to be exchanged at the office of the Company. Whenever any Notes held by you are so surrendered for exchange, the Company shall, at its expense (excluding transfer, stamp or other similar taxes), execute and deliver the Notes which the new noteholder is entitled to receive. Every Note surrendered for registration of transfer or exchange shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or his attorney duly authorized in writing. Any Note or Notes issued in exchange for any Note or upon transfer thereof shall carry the rights to unpaid interest and interest to accrue which were carried by the Note so exchanged or transferred, so that neither gain nor loss of interest shall result from any such transfer or exchange. Upon receipt of written notice from you or other evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Note held by you and, in the case of any such loss, theft or destruction, upon receipt of your unsecured indemnity agreement, or, if such notice is by a holder other than you, other indemnity reasonably satisfactory to the Company, or in the case of any such mutilation upon surrender and cancellation of such Note, the Company will make and deliver a new Note, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Note.

     11E. Provision Applicable if Any Note Sold. In the event that you shall sell or otherwise transfer the Note or any part thereof to any Person other than the Company, the following provisions shall apply:
                             Page 29

     11E(1).   Notices to Subsequent Holder.  If any Note shall
have been transferred to another holder pursuant to paragraph 11D and such holder shall have designated in writing the address to which communications with respect to such Note shall be mailed, all notices, certificates, requests, statements and other documents required or permitted to be delivered to you by any provision hereof shall also be delivered to each such holder, except that financial statements and other documents provided for in paragraph 5A need not be delivered to any such holder holding less than 10% of the aggregate principal amount of Notes from time to time outstanding.

     11E(2).   Pro Rata Payments.  All interest payments and
payments of principal and premium (if any) shall be made and applied pro rata on all Notes outstanding including, for the purpose of this paragraph 11E(2) only, all Notes acquired by the Company or any Subsidiary or Affiliate other than by prepayment in accordance with the terms of this Agreement.

     11E(3).   Consent of Holders of 66 2/3%.  Any consent,
notice or demand required or permitted by any provision hereof to be given by you shall be sufficient if given by the holder or holders of at least two-thirds of the principal amount of Notes at the time outstanding except that, without the written consent of the holder or holders of all Notes at the time outstanding, no amendment to this Agreement shall change the maturity of any Note, or change the principal of, or the rate or time of payment of interest or any premium payable with respect to any Note, or affect the time or amount of any required prepayments, or reduce the proportion of the principal amount of the Notes required with respect to any consent.

     11F. Person Deemed Owners. Prior to due presentment for registration of transfer, the Company may treat the Person in whose name any Registered Note is registered as the owner and holder of such Note for the purpose of receiving payment of principal of and interest and premium (if any) on such Note and for all other purposes whatsoever, whether or not such Note shall be overdue, and the Company shall not be affected by notice to the contrary.

     11G. Survival of Representations and Warranties. All representations and warranties contained herein or made in writing by the Company in connection herewith shall survive the execution and delivery of this Agreement and of the Note and
                             Page 30
transfer by you and payment of any Note, regardless of any investigation made by you or on your behalf.

     11H. Successors and Assigns. Except as otherwise specified in paragraph's 11D and 11E, all covenants and agreements in this Agreement contained by or on behalf of either of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not.

     11I. Notices. All communications provided for hereunder shall be sent by first class mail and, if to you, addressed to you in the manner (except as otherwise provided in paragraph 11A with respect to payment of principal of and interest and premium, if any, on the Note) in which this agreement is addressed, and if to the Company, at its offices at 4600 S.E. Harney Drive, Portland, Oregon 97206 Attention: Vice President Administration, or to such other address with respect to either party as such party shall notify the other in writing; provided, however, that any such communication to the Company may also, at your option, be either delivered to the Company at its address set forth above or to any office of the Company.

     11J. Descriptive Headings. The descriptive headings of the several paragraphs of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

     11K. Satisfaction Requirement. If any agreement, certificate or other writing, or any action taken or to be taken, is by the terms of this Agreement required to be satisfactory to you, the determination of such satisfaction shall be made by you in your sole and exclusive judgment exercised in good faith.

     11L. Governing Law. This Agreement is being delivered and is intended to be performed in the State of Oregon, and shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of such State.

     11M. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.




                             Page 31

                     NOTICE TO THE BORROWER

          DO NOT SIGN THIS AGREEMENT BEFORE YOU READ IT.  THIS
AGREEMENT PROVIDES FOR THE PAYMENT OF A PENALTY IF YOU WISH TO
REPAY THE LOAN PRIOR TO THE DATES PROVIDED FOR REPAYMENT IN THE
AGREEMENT.

                              Very truly yours,
                              PRECISION CASTPARTS CORP.


                              By  /s/    Roy M. Marvin
                                         Vice President

The foregoing Agreement is
hereby accepted as of the
date first above written.

THE PRUDENTIAL INSURANCE
COMPANY OF AMERICA

By PruCapital Management, Inc., Agent



By  /s/  Deborah J. Hall
         Vice President
                             Page 32

                           EXHIBIT A

            8.25% Promissory Note due June 30, 1997

                                                 Portland, Oregon


          FOR VALUE RECEIVED, the undersigned, Precision
Castparts Corp. (herein called the "Company"), a corporation organized and existing under the laws of the State of Oregon, hereby promises to pay to

          THE PRUDENTIAL INSURANCE COMPANY OF AMERICA or registered assigns, the principal sum of on June 30, 1997, with interest (computed on the basis of a 360-day year-30-day month) on the unpaid balance thereof at the rate of 8.25% per annum from the date hereof, payable semi-annually on the first day of December and June in each year, commencing with the interest payment date next succeeding the date hereof, until the principal hereof shall have become due and payable, and thereafter at the rate of 9.25 % per annum until paid.

          This Note is issued pursuant to an Agreement dated
July 20, 1987 between the Company and The Prudential Insurance Company of America and is entitled to the benefits and subject to the terms thereof. As provided in the Agreement, this Note is subject to mandatory and optional prepayment, in whole or in part, in certain cases without premium and in other cases with a premium as specified in the Agreement.

          As provided in the Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or his attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. The Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.
                             Page 33

          Payments of both principal and interest are to be made as provided in the agreement.

          The Company agrees to make prepayments of principal on the dates and in the amounts specified in the Agreement.

          In case an Event of Default, as defined in said Agreement, shall occur and be continuing, the principal of this Note may be declared due and payable in the manner and with the effect provided in the Agreement. The Company agrees to pay all collection expenses, court costs and reasonable attorneys' fees, including fees at the pretrial, trial and appellate level, which may be incurred in the collection or enforcement of this Note or any part hereof.

                              PRECISION CASTPARTS CORP.



                              By
                                Vice President, Administration
                                Secretary and Treasurer
                             Page 34

                                                        EXHIBIT B





Precision Castparts Corp.
4600 S.E. Harney Drive
Portland, Oregon  97206


We have examined the consolidated financial statements of Precision Castparts Corp. and subsidiaries for the three years ended March 31, 1987 and have issued our report thereon dated May 6, 1987. Our examinations were made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances. In connection with those examinations, we have also examined the Company's provisions for federal and state income taxes.

In our opinion, the Company has paid or provided adequate accruals in the financial statements referred to above for the payment of all federal and state income taxes applicable to fiscal year 1987 and prior years that could reasonably be anticipated at the time of our examinations.

This report has been furnished solely for the information and use of The Prudential Insurance Company of America in connection with its consideration of the loan application of Precision Castparts
Corp. and is not to be used for any other purpose.














Portland, Oregon
May 6, 1987


EXHIBIT (10)A
     Precision Castparts Corp. Revised and Restated Stock
     Incentive Plan as amended.

                  PRECISION CASTPARTS CORP.

          REVISED AND RESTATED STOCK INCENTIVE PLAN



     1.   The Plan; Purpose.  This Revised and Restated Stock

Incentive Plan (the "Plan") constitutes an amendment and

restatement of the Amended and Revised Stock Option Plan of

Precision Castparts Corp. (the "Company").  The purposes of the

Plan are to encourage employees who are in a position to

influence the financial success of the Company or of its

subsidiaries, if any, to acquire a proprietary interest in the

Company and to give them added incentive to advance the

interests of the Company, through an opportunity to share in its profits and growth.

     2.   Shares Subject to the Plan.  Subject to adjustment as

provided in paragraph 10, the stock to be offered under the

Plan shall consist of shares of the Company's Common Stock,

without par value per share ("Stock"), and the number of shares of Stock that may be issued (i) upon exercise of all options granted under the Plan (ii) as a bonus under the Plan, and

(iii) pursuant to sales under the Plan shall not exceed in the aggregate 3,350,000 shares.  Such shares may be authorized and unissued shares or may be treasury shares.  Cash payments of stock appreciation rights as well as Stock issued upon exercise of stock appreciation rights shall be applied against the

maximum number of shares of Stock that may be issued under the

Plan; the number of shares to be applied against such maximum number of shares in such circumstances shall be determined by

dividing the amount of the cash payment by the fair market

value of a share of Stock on the date the stock appreciation right is exercised as determined by, or in accordance with

procedures adopted by, the Board of Directors.  If an option granted under the Plan expires or terminates for any reason

without having been exercised in full, the unpurchased shares subject to such option shall again be available under the Plan.

If Stock sold or awarded as a bonus under the Plan is forfeited to the Company or repurchased by the Company pursuant to

restrictions applicable to such Stock, the number of shares

forfeited or repurchased shall again be available under the

Plan.  Stock issued under the Plan may be subject to such

restrictions on transfer, repurchase rights or other

restrictions as shall be determined by the Board of Directors.

     3.   Effective Date and Duration of the Plan.

          (a)  Effective Date.  The Plan, as revised and

restated, shall become effective when adopted by the Board of

Directors, but (i) no option granted under the Plan after such date shall become exercisable, (ii) no Stock shall be awarded as a bonus under the Plan unless such Stock is subject to

restrictions, and (iii) no restrictions with respect to Stock awarded as a bonus or sold under the Plan shall lapse, expire,

or be removed or waived unless and until the Plan is approved by the holders of at least two-thirds of the outstanding shares of capital stock of the Company entitled to vote thereon.

Subject to this limitation, options may be granted and Stock may be awarded as bonuses or sold under the Plan, as revised

and restated, at any time after the effective date and before termination of the Plan pursuant to paragraph 3(b).

          (b)  Duration.  The Plan shall continue in effect

until, in the aggregate, options have been granted and

exercised and Stock has been awarded as bonuses or sold and the restrictions on any such Stock shall have lapsed with respect to all of the shares available for the Plan under paragraph 2

(subject to any adjustments under paragraph lO); provided,

however, that unless sooner terminated by action of the Board of Directors of the Company, the Plan shall terminate on, and no option shall be granted and no Stock shall be awarded as a bonus or sold under the Plan on or after May 16, 1994.  The

Board of Directors shall have the right to suspend or terminate the Plan at any time except with respect to options and to

Stock subject to restrictions then outstanding under the Plan.

Termination shall not affect any right of the Company to

repurchase shares or the forfeitability of shares previously issued under the Plan.

     4.   Administration; Eligible Employees.

          (a)  The Plan shall be administered by the Board of

Directors of the Company, which shall determine and designate from time to time the key employees of the Company and its

subsidiaries (including officers and directors who are also

employees) to whom options shall be granted and the number of shares to be covered by each option, the option price, the

period of each option, and the time or times at which options may be exercised, and the persons to whom Stock shall be

awarded as a bonus or sold, the number of shares of Stock that

shall be awarded as a bonus or sold, the consideration for

which Stock shall be issued, and the terms, conditions, and

duration of restrictions applicable to Stock.  Subject to the provisions of the Plan, the Board of Directors may from time to time adopt rules and regulations relating to administration of the Plan, amend rules and regulations relating to

administration of the Plan, advance the lapse of any waiting period or exercise date, waive or modify any restriction

applicable to Stock (except those restrictions imposed by law),

and make all other determinations in the judgment of the Board of Directors necessary or desirable for the administration of the Plan.  The interpretation and construction of the

provisions of the Plan and the respective stock bonus, stock purchase, and option agreements thereunder by the Board of

Directors shall be final and conclusive.  The Board of

Directors may correct any defect or supply any omission or

reconcile any inconsistency in the Plan or in any stock bonus,

stock purchase or option agreement in the manner and to the

extent it deems expedient to carry the Plan into effect and it shall be the sole and final judge of such expediency.  No

director who holds or is eligible to hold an option, to be

awarded Stock as a bonus, or to purchase Stock under the Plan shall vote upon any action taken by the Board of Directors

involving such matter, and such action may only be taken if

both a majority of the Board of Directors and a majority of

directors voting on the action are not eligible and have not at any time within one year prior thereto been eligible to receive an option, to be awarded Stock as a bonus, or to purchase Stock

pursuant to the Plan or was eligible for selection as a person to whom stock allocated or to whom stock options or stock

appreciation rights, bonus rights or bonus of stock may be

granted under the Plan or any other stock plan of the Company or an affiliate of the Company.

          (b)  The Board of Directors may delegate to a commit

tee of the Board of Directors consisting of three or more mem bers (the "Committee") any or all authority for administration of the Plan.  No person shall be appointed to the Committee if within one year prior thereto he or she was eligible to

purchase Stock or to receive an option, stock appreciation

right, bonus right or bonus of Stock pursuant to the Plan or was eligible for selection as a person to whom stock may be

allocated or to whom stock options or stock appreciation

rights, bonus rights or bonus of stock may be granted under the

Plan or any other stock plan of the Company.  Members of the

Committee shall not be eligible to receive an option or a bonus or to purchase Stock under the Plan while serving on the

Committee.  If a Committee is appointed, all references to the

Board of Directors in the Plan shall mean and relate to such

Committee unless the context requires otherwise.

          (c)  Persons eligible to be awarded benefits under

the Plan shall be limited to officers and salaried key

employees of the Company who have substantial responsibility in the direction and management of the Company or of any of its subsidiaries (as such term is defined in Section 425(f) of the

Internal Revenue Code of 1986 as amended (the "Code")), if any,

or any division of the Company.

     5.   Grants, Awards and Sales.

          (a)  Type of Security.  The Board of Directors may,

from time to time, take the following action, separately or in combination, under the Plan:  (i) grant Incentive Stock

Options, as defined in Section 422A as provided in paragraph

5(b); (ii) grant options other than Incentive Stock Options

(hereinafter "Non-Statutory Stock Options") as provided in

paragraph 5(c); (iii) grant stock appreciation rights or bonus rights as provided in paragraphs 11 and 12 hereof; (iv) award bonuses of Stock as provided in paragraph 5(d) and (v) sell

Stock subject to restrictions, as provided in paragraph 5(e).

The Board of Directors shall specify the action taken with

respect to each person granted, awarded, or sold any option or

Stock under the Plan, and shall specifically designate each

option granted under the Plan as an Incentive Stock Option or

Non-Statutory Stock Option.

          (b)  Incentive Stock Options.  Incentive Stock

Options shall be subject to the following additional terms and conditions:

               (i)  No Incentive Stock Option granted under the

Plan before January 1, 1987 may be exercised, whether in whole or in part, while there is outstanding any other option to

purchase stock of the Company, parent or subsidiary of the

Company or a predecessor corporation of any of such

corporations qualifying as an "incentive stock option" under

Section 422A(b) of the Code that was granted to the option

holder prior to the granting of such Incentive Stock Option.


              (ii)  No employee may be granted Incentive Stock

Options under the Plan such that the aggregate fair market

value (determined as of the date of grant) of the stock with respect to Incentive Stock Options are exercisable for the

first time by that employee during any calendar year under the

Plan and under any other stock option plan of the Company or any parent or subsidiary of the Company exceeds $100,000.

             (iii)  An Incentive Stock Option may be granted

under the Plan to an employee possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary of the Company only if the option price is at least 110 percent of the fair market value of the Stock subject to the option on the date it is

granted, as described in paragraph 5(b)(iv), and the option by its terms is not exercisable after the expiration of five years from the date it is granted.

              (iv)  Except as provided in paragraph 8, no

Incentive Stock Option granted under the Plan may be exercised unless at the time of such exercise the optionee is employed by the Company or any parent or subsidiary of the Company and

shall have been so employed continuously since the date such option was granted.  Absence on leave or on account of illness or disability under rules established by the Board of Directors shall not, however, be deemed an interruption of employment for this purpose.

                   (v)  Subject to paragraphs 5(b)(iii) and

5(b)(iv), Incentive Stock Options granted under the Plan shall

continue in effect for the period fixed by the Board of

Directors, except that no Incentive Stock Option shall be

exercisable after the expiration of 10 years from the date it is granted.

              (vi)  The option price per share shall be

determined by the Board of Directors at the time of grant.

Except as provided in paragraph 5(b)(iii), the option price

shall not be less than 100 percent of the fair market value of the shares covered by the Incentive Stock Option at the date the option is granted.  The fair market value of shares covered by an Incentive Stock Option shall be determined by, or in

accordance with procedures adopted by, the Board of Directors.

          (c)  Non-Statutory Stock Options.  Non-Statutory

Stock Options shall be subject to the following additional

terms and conditions:

               (i)  Non-Statutory Stock Options granted under

the Plan shall continue in effect for the period fixed by the

Board of Directors, except that no Non-Statutory Stock Option shall be exercisable after the expiration of 10 years plus

seven days from the date it is granted.

              (ii)  The option price per share shall be

determined by the Board of Directors at the time of grant.  The option price may be more or less than or equal to the fair

market value of the shares covered by the Non-Statutory Stock

Option on the date the option is granted, provided that, in no event shall the exercise price be less than 85 percent of the fair market value.  The fair market value of shares covered by a Non-Statutory Stock Option shall be determined by, or in

accordance with procedures adopted by, the Board of Directors of the Company.

          (d)  Stock Bonus.  Stock awarded as a bonus shall be

subject to the terms, conditions and restrictions determined by the Board of Directors at the time the Stock is awarded as a bonus.  The Board of Directors may require the recipient to

sign an agreement as a condition of the award.  The agreement may contain such terms, conditions, representations and

warranties as the Board of Directors may require.  The

certificates representing the shares of Stock awarded shall

bear such legends as shall be determined by the Board of

Directors.  Stock awarded as a bonus shall be issued for such consideration (including services) as is determined by the

Board of Directors, provided that no cash payments shall be

required by any recipient except that the Company may require any recipient to pay to the Company amounts necessary to

satisfy any applicable federal, state or local tax withholding requirements prior to delivery of certificates.

          (e)  Restricted Stock.  The Board of Directors may

issue shares of Stock under the Plan for such consideration

(including promissory notes and services) as shall be

determined by the Board of Directors in accordance with law and with such restrictions concerning transferability, repurchase by the Company, or forfeiture as determined by the Board of

Directors, provided that in no event shall any of the shares issued hereunder (i) be issued for consideration of less than

50 percent of the fair market value of the Stock as determined by, or in accordance with procedures adopted by, the Board of


Directors or (ii) be or become freely transferable or not

subject to such restrictions within one year of the date such shares are issued.  All shares of Stock issued pursuant to this paragraph 5(e) shall be subject to a Purchase Agreement, which shall be executed by the Company and the prospective recipient of the Stock prior to the delivery of certificates representing such shares to the recipient.  The Purchase Agreement shall

contain such terms and conditions and representations and

warranties as the Board of Directors requires.  The

certificates representing the Stock shall bear such legends as shall be determined by the Board of Directors.

     6.   Exercise of Options.  Except as provided in paragraph

8, options granted under the Plan may be exercised from time to time over the period stated in each option in such amounts and at such times as shall be prescribed by the Board of Directors,

provided that options shall not be exercised for fractional

shares.  Unless otherwise determined by the Board of Directors at the date of grant, if the optionee does not exercise an

option in any one year with respect to the full number of

shares to which the optionee is entitled in that year, the

optionee's rights shall be cumulative and the optionee may

purchase those shares in any subsequent year during the term of the option.

     7.   Nontransferability.

          (a)  Options.  Each option granted under the Plan by

its terms shall be nonassignable and nontransferable by the

optionee, either voluntarily or by operation of law, except by will or by the laws of descent and distribution of the state or

country of the optionee's domicile at the time of death, and each such option by its terms shall be exercisable during the optionee's lifetime only by the optionee.  Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of any option under this Plan or of any right or privilege

conferred hereby or hereunder contrary to the provisions

hereof, or upon the sale or levy or any attachment or similar process upon the rights and privileges conferred hereby or

hereunder, such option and any stock appreciation right or

bonus right relating thereto shall thereupon terminate and

become null and void.

          (b)  Stock.  Stock issued upon exercise of an option

or awarded as a bonus or sold under the Plan may have, in

addition to restrictions on transfer imposed by law, such

restrictions on transfer as may be determined by the Board of

Directors.

     8.   Termination of Employment or Death.

          (a)  In the event the employment of an optionee by

the Company or by any parent or subsidiary of the Company is terminated by retirement, disability or for any reason,

voluntarily or involuntarily, with or without cause, other than in the circumstances specified in subsection (b) or (c) below or, in the case of Non-Statutory Stock Options, retirement at normal retirement age as defined under the provisions of the

Company's Retirement Plan or under conditions of bona fide

early retirement, any option held by such optionee may be

exercised at any time prior to its expiration date or the

expiration of three months in the case of Incentive Stock


Options or six months in the case of Non-Statutory Stock

Options after the date of such termination of employment,

whichever is the shorter period, but only if and to the extent the optionee was entitled to exercise the option on the date of such termination.  The Board of Directors may, in its

discretion, extend the three-month or six-month period any

length of time not later than the expiration date of the

option, subject to such terms and conditions as the Board of

Directors may determine.  In the event the employment of an

optionee by the Company or by any parent or subsidiary of the

Company is terminated by retirement at normal retirement age as defined under the provisions of the Company's Retirement Plan or under conditions of bona fide early retirement, any Non-

Statutory Stock Option may be exercised at any time prior to its expiration date or the expiration of twelve months after the date of such termination of employment, whichever is the shorter period, but only if and to the extent the optionee was entitled to exercise the option on the date of such

termination.

          (b)  In the event an optionee's employment by the

Company or by any parent or subsidiary of the Company is

terminated because of death, any option held by such optionee may be exercised with respect to that number of shares and to the same extent that the optionee could have exercised the

option on the date of death.  Any such option held by the

optionee shall be exercisable only by the person or persons to whom such optionee's rights under such option shall pass by the optionee's will or by the laws of descent and distribution of

the state or country of the optionee's domicile at the time of death.  Any such option must be exercised prior to the earlier of the expiration of 12 months from the date of death or the expiration of the option.  The Board of Directors may, in its discretion, extend the 12-month period any length of time not later than the expiration date of the option, subject to such terms and conditions as the Board of Directors may determine.

          (c)  Notwithstanding subparagraphs (a) or (b) above

or any other provision of the Plan, in the event of a Change in

Control, as hereinafter defined, (i) all restrictions imposed pursuant to any grant of a Stock Bonus or Restricted Stock

shall lapse and (ii) all options outstanding on the date of

such Change in Control shall become immediately and fully

exercisable (and may be exercised at any time prior to their respective expirations or the expiration of three months in the case of Incentive Stock Options or six months in the case of

Nonstatutory Stock Options after the optionee's employment with the Company terminates).

          For purposes of this Plan, a "Change in Control"

shall be deemed to have occurred if

               (i)  any "person," as such term is used in

Sections 13(d) and 14(d) of the Securities Exchange Act of

1934, as amended (the "Exchange Act") (other than the Company,

any trustee or other fiduciary holding securities under an

employee benefit plan of the Company, or any company owned,

directly or indirectly, by the stockholders of the Company in substantially in the same proportions as their ownership of

stock of the Company), is or becomes the "beneficial owner" (as

defined in Rule 13d-3 under the Exchange Act) directly or

indirectly, of securities of the Company representing more than

20% of the combined voting power of the Company's then

outstanding securities;

               (ii)  during any period of two consecutive years

(not including any period prior to the effective date of this provision), individuals who at the beginning of such period

constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (i), (iii) or (iv) of this Section) whose election by the Board of Directors or nomination for election by the

Company's stockholders was approved by a vote of at least two-

thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

               (iii)  the stockholders of the Company approve a

merger or consolidation of the Company with any other company,

other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining

outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or


(2) a merger or consolidation effected to implement a

recapitalization of the Company (or similar transaction) in

which no "person" (as hereinabove defined) acquires more than

20% of the combined voting power of the Company's then

outstanding securities; or

               (iv)  the stockholders of the Company approve a

plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

          (d)  To the extent an option held by any deceased

optionee or by any optionee whose employment is terminated

shall not have been exercised within the limited periods

provided above, all further rights to purchase shares pursuant to such option and all other rights relating to such option

shall cease and terminate at the expiration of such periods.

     9.   Purchase of Shares Pursuant to Option.  Exercise of

all or part of an option granted under the Plan shall occur

upon the receipt by the Company of written notice of exercise signed by the optionee.  In the notice, the optionee shall

designate the date the option being exercised was granted, the number of shares covered by the option, the option price, the number of shares as to which the option is being exercised, an election between the methods of payment prescribed in this

section, and, unless in the opinion of counsel for the Company such a representation is not required in order to comply with the Securities Act of 1933, as amended, containing a

representation that it is the optionee's present intention to acquire the shares for investment and not with a view to

distribution.  Exercise of all or part of an option acquired under the Plan constitutes a binding contract between the

Company and the optionee exercising the option.  The optionee shall elect:

          (a)  To make payment in full for the shares covered

by such exercise in cash (including cash which may be the

proceeds of a loan from the Company), in shares of Common Stock of the Company previously acquired and held for not less than one year by the optionee, valued at fair market value as

determined by the Board of Directors, or in any combination of cash and such shares of Common Stock of the Company within 30 days from the date of exercise; or

          (b)  To enter into a binding subscription contract

with the Company to make payment in full for the shares covered by such exercise on a date not more than 12 months from the

date of such exercise.

          Under either method of payment, the Company shall

issue certificates representing such shares only after receipt of payment from the optionee.  Each optionee who has exercised an option shall, upon notification of the amount due, if any,

and prior to or concurrently with delivery of the certificates representing the shares with respect to which the option was exercised, pay to the Company amounts necessary to satisfy any applicable federal, state, and local tax withholding

requirements.  If additional withholding is or becomes required beyond any amount deposited before delivery of the

certificates, the optionee shall pay such amount to the Company on demand.


    10.   Changes in Capital Structure.  In the event that the

outstanding shares of Stock of the Company are hereafter

increased or decreased or changed into or exchanged for a

different number or kind of shares or other securities of the

Company or of another corporation, by reason of any

reorganization, merger, consolidation, recapitalization,

reclassification, stock split-up, combination of shares, or

dividend payable in shares, appropriate adjustment shall be

made by the Board of Directors in the number and kind of shares issuable upon exercise of outstanding options, for which

options may be granted and for which Stock may be awarded as bonuses or sold subject to restrictions under the Plan.  In

addition, the Board of Directors shall make appropriate

adjustment in the number and kind of shares as to which

outstanding options, or portions thereof then unexercised,

shall be exercisable, to the end that each optionee's

proportionate interest shall be maintained as before the

occurrence of such event.  Such adjustment in outstanding

options shall be made without change in the total price

applicable to the unexercised portion of any option and with a corresponding adjustment in the option price per share.  The

Board of Directors may also require that any securities issued in respect of or exchanged for Stock issued hereunder which is subject to restrictions be subject to similar restrictions.

Notwithstanding the foregoing, the Board of Directors shall

have no obligation to effect any adjustment which would or

might result in the issuance of fractional shares, and any

fractional shares resulting from any adjustment may be

disregarded or provided for in any manner determined by the

Board of Directors.  Any such adjustment made by the Board of

Directors shall be conclusive.  In the event of dissolution or liquidation of the Company or a merger or consolidation in

which the Company is not the surviving corporation, in lieu of providing for options or Stock subject to restrictions as

described above in this paragraph 10, the Board of Directors may, in its sole discretion, (i) provide a 30-day period

immediately prior to such event during which optionees shall have the right to exercise options in whole or in part without any limitation on exercisability and (ii) waive or modify any such restrictions.

    11.   Stock Appreciation Rights.

          (a)  Grant.  Stock appreciation rights may be granted

under the Plan by the Board of Directors, subject to such

rules, terms and conditions as the Board of Directors may

prescribe; provided, however, that stock appreciation rights may only be granted in connection with an option grant or in connection with an outstanding option previously granted under the Plan and shall not be assignable other than in conjunction with assignment of the related option pursuant to paragraph

7(a).

          (b)  Exercise.

               (i)  A stock appreciation right shall be

exercisable only at the time or times established by the Board of Directors and only to the extent and on the same conditions that the related option could be exercised.  Upon exercise of a stock appreciation right, the option or portion thereof to

which the stock appreciation right relates must be surrendered.

No stock appreciation right may be exercised during the first six months following the date it is granted.  Option shares

with respect to which a stock appreciation right has been

exercised may not again be subjected to options under the Plan.

              (ii)  The Board of Directors may withdraw any

stock appreciation right granted under the Plan at any time and may impose any conditions upon the exercise of a stock

appreciation right or adopt rules and regulations from time to time affecting the rights of holders of stock appreciation

rights.  Such rules and regulations may govern the right to

exercise stock appreciation rights prior to the adoption or

amendment of such rules and regulations as well as stock

appreciation rights granted thereafter.

             (iii)  Each stock appreciation right shall entitle

the holder, upon exercise, to receive from the Company in

exchange therefor an amount equal in value to the excess of the fair market value on the date of exercise of one share of Stock of the Company over the option price per share to which the

stock appreciation right relates, multiplied by the number of shares covered by the option, or portion thereof, which is

surrendered.  No stock appreciation right shall be exercisable at a time that the amount determined under this subparagraph is negative.  Payment by the Company upon exercise of a stock

appreciation right may be made in Stock valued at its fair

market value, in cash, or partly in Stock and partly in cash,

all as shall be determined by the Board of Directors.

              (iv)  The fair market value of the Stock shall be

determined by, or in accordance with procedures adopted by, the

Board of Directors.

               (v)  Shares issued upon exercise of a stock

appreciation right may consist either in whole or in part of authorized and unissued Stock or issued Stock held as treasury shares.  No fractional shares shall be issued upon exercise of a stock appreciation right.  In lieu thereof, cash may be paid in an amount equal to the value of the fraction or, if the

Board of Directors shall determine, the number of shares may be rounded downward to the next whole share.

              (vi)  In the event of any adjustment pursuant to

paragraph 10 in the number of shares of Stock subject to an

option granted under the Plan, the stock appreciation rights granted hereunder in connection with such option shall be

proportionately adjusted.

    12.   Limited Stock Appreciation Rights.  The Board of

Directors may, in its sole discretion, grant to eligible

employees a limited stock appreciation right (a "limited

right") with respect to all or any portion of any option

granted pursuant to the Plan.  The Board of Directors may grant a limited right either at the time the related option is

granted or, in the case of options granted which are not

incentive stock options, at any time thereafter prior to the exercise, termination, expiration or cancellation of such

option.  A limited right shall be exercisable to the same

extent and upon the same terms and conditions as the related option but may be exercised only during a Limited Exercise

Period which commences on or after the expiration of six (6)

months following the date of grant of such limited right.  The term "Limited Exercise Period" shall mean any ninety (90) day period beginning on the later of (i) the first day following a

Change in Control as defined in Section 8(c) above or (ii) the expiration of such six-month period.

          Upon any exercise of a limited right, the holder

thereof shall be entitled, with respect to each share covered by the related option, to an amount in cash equal to the

excess, if any, of (1) the highest per share price paid for

shares of Stock of the Company (or the equivalent value in the case of a transaction described in Section 8(c)(iv) hereof) in the transaction constituting the Change in Control, or, in the case of a Change in Control described in Section 8(c)(ii)

hereof which does not occur in connection with a transaction described in Sections 8(c)(i), (iii) or (iv) hereof, the

average trading price of shares of Stock of the Company on the

New York Stock Exchange, such other national securities

exchange on which such shares are admitted to trade or the

National Association of Securities Dealers Automated Quotation

System if such shares are admitted for quotation thereon,

during the thirty (30) day period ending on the date

immediately preceding the Change in Control, over (2) the

exercise price per share of the related option; provided, that in the case of a limited right in respect of an incentive stock option, the amount paid upon exercise of such limited right

shall not exceed the maximum amount necessary in order for such option to continue to qualify as an incentive stock option.

          Upon any exercise of a limited right, the related

option and stock appreciation right (if any) shall be cancelled to the extent of such exercise.  Upon any exercise of a stock appreciation right or of an option, the limited right (if any)

granted with respect thereto shall be cancelled to the extent of such exercise.  The provisions of this Section 12 are

intended to meet the applicable requirements of Rule 16b-3

promulgated under Section 16 of the Securities Exchange Act of

1934, as amended, and all interpretations of this Section shall be made in a manner consistent with and so as to comply with the requirements of such Rule.

          Notwithstanding anything in this Section 12 to the

contrary, no limited stock appreciation rights may be granted,

and all limited stock appreciation rights then outstanding

shall expire, upon the adoption by the Securities and Exchange

Commission of a final rule or regulation to the effect that the exercise of an option under the Plan will be exempt from the application of Section 16(b) of the Exchange Act.

    13.   Cash Bonus Rights.

          (a)  Grant.  The Board of Directors may grant bonus

rights under the Plan in connection with (i) an option granted or previously granted, (ii) Stock awarded, or previously

awarded, as a bonus, and (iii) Stock sold or previously sold,

under the Plan.  Bonus rights will be subject to rules, terms and conditions as the Board of Directors may prescribe.

          (b)  Bonus Rights in Connection with Options.  The

bonus right granted in connection with an option will entitle an optionee to a cash bonus if and when the option to which the bonus right relates is exercised (or terminates in connection

with the exercise of a stock appreciation right related to the option) in whole or in part.  No bonus right may be exercised during the first six months following the date the bonus right is granted.  If an optionee purchases shares and does not

exercise the stock appreciation right, then the amount of the bonus shall be determined by multiplying the excess of the

total fair market value of the shares to be acquired upon the exercise over the total option price for the shares by the

applicable bonus percentage.  If the optionee is exercising the stock appreciation right in connection with the termination of an option, then the bonus shall be determined by multiplying the total fair market value of the shares and cash received

pursuant to the exercise of the stock appreciation right by the applicable bonus percentage.  For the purpose of this

paragraph, the fair market value of shares shall be determined by the Board of Directors.  The bonus percentage applicable to a bonus right shall be determined from time to time by the

Board of Directors but shall in no event exceed 75 percent.

          (c)  Bonus Rights in Connection with Stock Bonus.

The bonus right granted in connection with Stock awarded as a bonus will entitle the person awarded such Stock to a cash

bonus either at the time the Stock is awarded or at such time as restrictions, if any, to which the Stock is subject lapse.

If Stock awarded is subject to restrictions and is repurchased by the Company or forfeited by the holder, the bonus right

granted in connection with such Stock shall terminate and may not be exercised.  The amount of cash bonus to be awarded and

the time such cash bonus is to be paid shall be determined from time to time by the Board of Directors.

          (d)  Bonus Rights in Connection with Stock Purchase.

The bonus right granted in connection with Stock purchased

hereunder (excluding Stock purchased pursuant to an option)

shall terminate and may not be exercised in the event the Stock is repurchased by the Company or forfeited by the holder

pursuant to restrictions applicable to the Stock.  The amount of cash bonus to be awarded and the time such cash bonus is to be paid shall be determined from time to time by the Board of

Directors.

    14.   Corporate Merger, Acquisition, Etc.  The Board of

Directors may also grant options and stock appreciation rights,

award stock bonuses, and issue Stock subject to restrictions having terms, conditions and provisions which vary from those specified in this Plan provided that any options and stock

appreciation rights granted, any stock bonuses awarded and any restricted stock issued pursuant to this section are granted in substitution for, or in connection with the assumption of,

existing options, stock appreciation rights, stock bonuses and restricted stock granted, awarded or issued by another

corporation and assumed or otherwise agreed to be provided for by the Company pursuant to or by reason of a transaction

involving a corporate merger, consolidation, acquisition of

property or stock, separation, reorganization or liquidation to which the Company or a subsidiary is a party.

    15.   Amendment of Plan.  The Board of Directors may at any

time and from time to time modify or amend the Plan in such

respects as it shall deem advisable because of changes in the law while the Plan is in effect or for any other reason.

Except as provided in paragraph 10, however, no change in an option already granted or modification of restrictions on Stock already issued shall be made without the written consent of the holder of such option or Stock.  Furthermore, unless approved at an annual meeting or a special meeting by the holders of at least a majority of a quorum of shareholders entitled to vote thereon, no amendment or change shall be made in the Plan (a)

increasing the total number of shares which may be awarded or purchased under the Plan, (b) changing the minimum purchase

prices specified in the Plan, or (c) increasing the maximum

option periods.

    16.   Approvals.  The obligations of the Company under the

Plan shall be subject to the approval of such state or federal authorities or agencies, if any, as may have jurisdiction in the matter.  The Company will use its best efforts to take such steps as may be required by state or federal law or applicable regulations, including rules and regulations of the Securities and Exchange Commission and any stock exchange on which the

Company's shares may then be listed, in connection with the

granting of any option, the award of any Stock as a bonus, or the sale of any Stock under the Plan, the issuance or sale of any shares purchased upon exercise of any option under the

Plan, or the listing of such shares on said exchange.  The

foregoing notwithstanding, the Company shall not be obligated to issue or deliver shares of Common Stock under the Plan if

the Company is advised by its legal counsel that such issuance or delivery would violate applicable state or federal laws.

    17.   Employment Rights.  Nothing in the Plan or any option

or Stock granted, awarded or sold pursuant to the Plan shall confer upon any employee any right to be continued in the

employment of the Company or any parent or subsidiary of the

Company, or to interfere in any way with the right of the

Company or any parent or subsidiary of the Company by whom such employee is employed to terminate such employee's employment at any time, for any reason, with or without cause, or to increase or decrease such employee's compensation.

    18.   Rights as a Shareholder.  The holder of an option,

the recipient of Stock awarded as a bonus or the purchaser of

Stock shall have no rights as a shareholder with respect to any shares covered by any option, bonus award or Stock Purchase

Agreement until the date of issue of a stock certificate for such shares.  Except as otherwise expressly provided in the

Plan, no adjustment shall be made for dividends or other rights for which the record date is prior to the date such stock

certificate is issued.

    19.   Terminology.  The use of the terms "restriction" or

"restrictions" herein, unless the context otherwise requires,

does not refer to restrictions imposed by law on transfer of

Stock or any other security.  The terms shall refer to rights of the Company to repurchase shares of stock issued hereunder,

provisions for forfeiture of shares of Stock issued hereunder,

or any restrictions on transfer of shares of Stock determined by the Board of Directors.  Any use of such terms shall not be

construed or deemed to mean that restrictions on transfer

imposed by law are not applicable or to mean that the Company has any obligation to register the Stock pursuant to any state or federal law or to make available any exemptions from

registration under any state or federal law.

    20.   Indemnification of Committee.  In addition to such

other rights of indemnification as they may have as directors or as members of the Committee, the members of the Committee shall be indemnified by the Company against the reasonable

expenses, including attorneys' fees actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action

taken or failure to act under or in connection with the Plan or any option granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is

approved by independent legal counsel selected by the Company)

or paid by them in satisfaction of a judgment in any such

action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such Committee member is liable for negligence or

misconduct in the performance of his duties; provided that

within sixty (60) days after institution of any such action,

suit or proceeding a Committee member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.




EXHIBIT 10(B)
     Precision Castparts Corp. Non-Employee Directors' Stock
     Option Plan.

                  PRECISION CASTPARTS CORP.
          NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
            (AS AMENDED THROUGH JANUARY 30, 1991)

          Precision Castparts Corp., an Oregon corporation ("Company"), recognizes that its continuing success depends upon the initiative, ability and significant contributions of non-employee directors. The Company believes that by affording such non-employee directors the opportunity to purchase shares in the common stock of the Company ("Common Stock"), it will enhance its ability to attract and retain such non-employee directors and will provide an incentive for them to exert their best efforts on its behalf.

          The following plan (Plan) is therefore adopted:

     1.   Shares Subject to Option.

          1.1 Options granted under the Plan shall be for authorized but unissued or reacquired Common Stock of the Company.

          1.2 Options may be granted under paragraph 5 for a total of not more than 100,000 shares of Common Stock, subject to adjustment under paragraph 8. Shares subject to options that are terminated or expire without being exercised shall be added to the shares remaining for future options.

     2.   Effective Date; Duration.

          The Plan shall be effective August 5, 1987 and continue until August 4, 1997 or until options have been granted covering all of the available shares, whichever is earlier, unless sooner terminated by the Company. Expiration or termination of the Plan shall not affect outstanding options.

     3.   Eligibility; Non-Employee Directors.

          Options may be granted under the Plan only to persons who are or have been elected as Non-Employee Directors of the Company. A "Non-Employee Director" is a director who is not otherwise an employee of the Company or any of its subsidiaries and has not been an employee of the Company or any of its subsidiaries within two years of any date as of which a determination of eligibility is made.
                            Page 1

     4.   Administration.

          4.1 The Plan shall be administered in accordance with the express provisions of the Plan by the Board of Directors of the Company (Board of Directors) with the advice of a compensation committee appointed by the Board of Directors (Committee). The Board of Directors may delegate any of its administrative duties to one or more agents and may retain advisors to assist it.

          4.2 The Board of Directors shall have general responsibility to interpret and administer the Plan and shall have authority to adopt such rules and to make such other determinations not inconsistent with the Plan deemed necessary for the administration of the Plan. Any decision of the Board of Directors shall be final and bind all parties.

          4.3  No director or Committee member shall
participate in the decision of any question relating exclusively to an option granted to the director or member.

     5.   Option Grants

          On the date of each annual meeting of shareholders of the Company beginning with the annual meeting held in 1987 (Grant Dates), each Non-Employee Director elected at the annual meeting or whose term continues after such meeting shall be automatically granted an option to purchase 1,000 shares of Common Stock. If the number of Shares available for grant is insufficient to make all automatic grants required on any Grant Date, the number of Shares for which options are granted to each Non-Employee Director shall be proportionately reduced.

     6.   Terms of Options.

          Each option granted under the Plan shall have the following provisions:

          6.1 Price. The exercise price of the option shall be the mean of the closing bid and asked prices for the Common Stock reported on the Grant Date in the NASDAQ National Market System. If the Common Stock is no longer quoted in the NASDAQ National Market System, the exercise price shall be equal to the fair market value of the Common Stock determined in a reasonable manner specified by the Board of Directors.

          6.2 Term. The term of the option shall be 10 years from the Grant Date.
                            Page 2

          6.3  Time of Exercise; Option Year.

               6.3.1  Until it expires or is terminated and
     except as provided in 6.3.2 and 6.3.3, the option may be exercised from time to time to purchase shares up to the following limits:

               Years After                Percent
               Grant Date               Exercisable

               Less than 1                   0
               1 to 2                       25%
               2 to 3                       50%
               3 to 4                       75%
               over 4                      100%

               6.3.2  On death the exercise limit will be at
     least 50 percent.

               6.3.3 If a director ceases to be a director by reason of retirement at normal retirement date or does not stand for reelection because of board policies relating to age, or a change in control of the Company shall have occurred, all options granted hereunder will be 100 percent exercisable. A "change in control" shall have occurred if:

               (a)  any "person," as such term is used in
          Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 20% of the combined voting power of the Company's then outstanding securities;

               (b) during any period of two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause
                            Page 3

          (a), (c) or (d) of this Section) whose election by the Board of Directors or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

               (c) the stockholders of the Company approve a merger or consolidation of the Company with any other company, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar trans-action) in which no "person" (as hereinabove defined) acquires more than 20% of the combined voting power of the Company's then outstanding securities; or

               (d) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

               6.3.4  The table in 6.3.1 is based on an Option
     Year. An Option Year is a 12-month period starting on the Grant Date or an anniversary of that date.

          6.4  Continuation as Director.

               6.4.1  If an optionee ceases to be a director
     for any reason, an Option Reference Date will be established. Any portion of the option that is not exercisable on the Option Reference Date will lapse. The
     Option Reference Date will be fixed as follows:

               (a)  If the termination is by death or
          disability, the first day of the next Option Year will be the Option Reference Date.

               (b) In all other cases, the optionee's last day as a director will be the Option Reference Date.
                            Page 4

               6.4.2  Any portion of the option that is
     exercisable on the Option Reference Date may be exercised up to the earlier of the last day of the term of the option or a date fixed as follows:

               (a)  If the termination is by death or
          disability, or by retirement under the Company's policy requiring retirement of directors, one year after the last day as a director.

               (b)  In all other cases, one month after the
          Option Reference Date.

          6.5 Payment of Exercise Price. At the time of exercise of an option, the full exercise price must be paid in cash or by delivery of Common Stock valued at fair market value, which shall be the mean of the closing bid and asked prices for the Common Stock reported on the NASDAQ National Market System on the trading day immediately preceding the date of exercise or such other price as would be determined by the method used under 6.1.

          6.6 Nonassignability. The option may not be assigned or transferred except on death, by will or operation of law. The option may be exercised only by the optionee or by a successor or representative after death.

     7.   Option Agreement.

          Each option shall be evidenced by a stock option agreement which shall set forth the number of shares for which the option was granted, the provisions called for in paragraph 6 relating to the option, and such other terms and conditions consistent with the Plan as the Board of Directors shall determine from time to time.

     8.   Changes in Capital Structure.

          If any change is made in the outstanding Common Stock without the Company's receiving any consideration, such as a stock split, reverse stock split, stock dividend, or combination or reclassification of the Common Stock, corresponding changes shall be made in the number of shares remaining available for option under paragraph 1 and in any outstanding options without any further approval of the shareholders. The number of shares for which automatic grants are made under paragraph 5 shall not be adjusted. Fractional shares shall be disregarded. Any adjustment required hereunder shall be made by the Board of Directors whose determination shall be conclusive.
                            Page 5

     9.   Limited Stock Appreciation Rights.

          Concurrently with the grant of an option under the Plan (or, in respect of options granted prior to the time that this Section 9 becomes effective, at the time that this
Section 9 is approved by the shareholders of the Company) the recipient of the option (the "Related Option") shall be automatically granted a limited stock appreciation right (a "limited right") with respect to the Related Option granted pursuant to the Plan. A limited right shall be exercisable to the same extent and upon the same terms and conditions as the Related Option but may be exercised only during a Limited Exercise Period which commences on or after the expiration of six (6) months following the date of grant of such limited right. The term "Limited Exercise Period" shall mean any ninety (90) day period beginning on the first day following a Change in Control as defined in Section 6.3.3 above.

          Upon any exercise of a limited right, the holder thereof shall be entitled, with respect to each share covered by the Related Option, to an amount in cash equal to the excess, if any, of (1) the highest per share price paid for shares of stock of the Company (or the equivalent value in the case of a transaction described in Section 6.3.3(d) hereof) in the transaction constituting the Change in Control, or, in the case of a Change in Control described in Section 6.3.3(b) hereof which does not occur in connection with a transaction described in Sections 6.3.3(a)(b)(c)(d) hereof, the average trading price of shares of Stock of the Company on the New York Stock Exchange, such other national securities exchange on which such shares are admitted to trade or the National Association of Securities Dealers Automated Quotation System if such shares are admitted for quotation thereon, during the thirty (30) day period ending on the date immediately preceding the Change in Control, over (2) the exercise price per share of the Related Option.

          Upon any exercise of a limited right, the Related Option shall be canceled to the extent of such exercise. Upon any exercise of an option, the limited right granted with respect thereto shall be canceled to the extent of such exercise. The provisions of this Section 9 are intended to meet the applicable requirements of Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act of 1934, as amended, and all interpretations of this Section shall be made in a manner consistent with and so as to comply with the requirements of such Rule.

          Notwithstanding anything in this Section 9 to the contrary, no limited stock appreciation rights may be granted,
                            Page 6
and all limited stock appreciation rights then outstanding shall expire, upon the adoption by the Securities and Exchange Commission of a final rule or regulation to the effect that the exercise of an option under the Plan will be exempt from the application of Section 16(b) of the Exchange Act.

     10.  Amendment or Termination of the Plan.

          10.1 The Board of Directors may amend or terminate this Plan at any time subject to 10.2.

          10.2 Unless the amendment is approved by the shareholders, no amendment shall be made to the Plan that would
(a) increase the total number of shares available for option grants under paragraph 1 or the number of shares for which automatic grants are made under paragraph 5, (b) increase the term for which options are granted, (c) change the formula for determining the exercise price of options to provide a lower exercise price, (d) modify the requirements for eligibility under the Plan, or (e) materially increase the benefits accruing under the Plan.

     11.  Shareholder Approval.

          This Plan shall terminate unless at the 1987 Annual
Meeting of Shareholders, at which a quorum is present, more votes are cast for approval of the Plan than are cast against approval of the Plan.
                            Page 7


EXHIBIT 10(C)
     Precision Castparts Corp. 1994 Stock Incentive Plan
     Incorporated by reference to Appendix A in Registrant's
     June 20, 1994 Proxy Statement to Shareholders.

EXHIBIT 11

                    PRECISION CASTPARTS CORP.
                CALCULATION OF EARNINGS PER SHARE
                FOR THE YEAR ENDED APRIL 3, 1994



                                                         Fully
                                         Primary        Diluted
                                         Earnings     Earnings Per
                                      Per Share (1)      Share
Weighted average number of shares
  of common stock outstanding         13,033,718        13,033,718

Common stock equivalents:
  Application of the "treasury stock"
  method to stock option and purchase
  plans                                       --           124,692
                                      __________        __________
Weighted average number of shares
  outstanding                         13,033,718        13,158,410
                                      ==========        ==========

Rounded to                            13,000,000        13,200,000
                                      ==========        ==========

Income before cumulative effect of
  accounting change                  $25,100,000       $25,100,000

Cumulative effect of accounting
  change, net of income taxes
  of $1,800,000                      (2,900,000)       (2,900,000)
                                     ___________       ___________
Net income                           $22,200,000       $22,200,000
                                     ===========       ===========

Income before cumulative effect
  of accounting change per
  share                                    $1.93
$1.90

Cumulative effect of accounting
  change per share                         (0.22)
(0.22)
                                           _____             _____

Net income per share                       $1.71
$1.68
                                           =====             =====

__________
(1) Accounting Principles Board
    Opinion No. 15, "Earnings Per
    Share," allows companies to
    disregard dilution of less than
    3 percent in the computation of
    earnings per share.  Therefore,
    shares used in computing
    earnings per share for
    financial reporting purposes
    are 13,000,000 shares.


EXHIBIT 13
Financial Section of the 1994 Annual
Report to Shareholders of Precision
Castparts Corp.

Consolidated Statements of Income
Precision Castparts Corp. and Subsidiaries
(In thousands, except per share data)

                                         Fiscal Years Ended
_____________________________________________
_________________________
                                      April 3, March 28, March 29,
                                          1994      1993      1992
_____________________________________________
_________________________
Net Sales                             $420,400  $461,400  $583,300
Cost of Goods Sold                     351,700   393,100   488,000
Provision for:
  Restructuring charges                     --    27,200        --
  Environmental charges                     --     9,900        --
  Facility closing and sale                 --        --     2,700
Selling and Administrative Expenses     30,200    31,900    38,300
Interest Expense (Income), net           1,100     (600)     1,000
_____________________________________________
_________________________
Income (Loss) before Provision
  for Income Taxes                      37,400     (100)    53,300
Provision (Benefit) for Income
  Taxes                                 12,300   (1,900)     6,800
_____________________________________________
_________________________
Income before Cumulative Effect
  of Accounting Change                  25,100     1,800    46,500
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits Other Than Pensions
  (net of tax benefit of $1,800)       (2,900)        --        --
_____________________________________________
_________________________
Net Income                            $ 22,200  $  1,800  $ 46,500
_____________________________________________
_________________________
Income (Charge) per Share:
  Before cumulative effect of
    accounting change                    $1.93     $0.10     $2.63
  Cumulative effect of change
    in accounting for post-
    retirement benefits other
    than pensions                        (0.22)       --        --
_____________________________________________
_________________________
Net Income per Common Share              $1.71     $0.10     $2.63
_____________________________________________
_________________________

See Notes to Financial Statements on pages 6
through 11.
                                2

Consolidated Balance Sheets
Precision Castparts Corp. and Subsidiaries
(In thousands)

_____________________________________________
_________________________

                                                April 3, March 28,
Assets                                              1994      1993
_____________________________________________
_________________________
Current Assets:
  Cash and cash equivalents                     $ 55,200  $ 68,900
  Receivables, less reserves of
    $700 in 1994 and $600 in 1993                 69,000    89,600
  Inventories                                     74,000   114,200
  Prepaid expenses                                 1,300       900
  Deferred income taxes                           11,600     2,300
_____________________________________________
_________________________
    Total current assets                         211,100   275,900
_____________________________________________
_________________________
Property, Plant and Equipment, at cost:
  Land                                             3,500     4,100
  Buildings and improvements                      37,000    37,600
  Machinery and equipment                        201,500   194,500
  Construction in progress                         3,100    12,500
_____________________________________________
_________________________
                                                 245,100   248,700
  Less-Accumulated depreciation                (128,600) (113,400)
_____________________________________________
_________________________
    Net property, plant and equipment            116,500   135,300
_____________________________________________
_________________________
Goodwill and Other Assets                         15,300    13,100
_____________________________________________
_________________________
                                                $342,900  $424,300
_____________________________________________
_________________________
Liabilities and Shareholders' Investment
_____________________________________________
_________________________
Current Liabilities:
  Notes payable                                 $  1,000  $    800
  Current portion of long-term debt                3,900     3,900
  Current portion of stock repurchase
    liability                                         --    67,000
  Accounts payable                                17,900    14,800
  Accrued liabilities                             49,300    50,000
  Income taxes payable                            13,300     2,400
_____________________________________________
_________________________
    Total current liabilities                     85,400   138,900
_____________________________________________
_________________________
Long-Term Debt, excluding current portion         10,800    14,700
Stock Repurchase Liability, excluding
  current portion                                     --    50,000
Deferred Income Taxes                             11,200    13,700
Accrued Retirement Benefits Obligation             6,000     1,700
Other Long-Term Liabilities                        6,700     5,400

Shareholders' Investment:
  Common stock, $1 stated value                   13,100    13,000
  Paid-in capital                                  3,100        --
  Retained earnings                              206,100   186,200
  Cumulative translation adjustments                 500       700
_____________________________________________
_________________________
    Total shareholders' investment               222,800   199,900
_____________________________________________
_________________________
                                                $342,900  $424,300
_____________________________________________
_________________________

See Notes to Financial Statements on pages 6
through 11.
                                3

Consolidated Statements of Cash Flows
Precision Castparts Corp. and Subsidiaries
(In thousands)

                                            Fiscal Years Ended
_____________________________________________
_________________________
                                      April 3, March 28, March 29,
                                          1994      1993      1992
_____________________________________________
_________________________
Cash Flows from Operating Activities:
  Net income                         $  22,200  $  1,800  $ 46,500
  Non-cash items included in income:
    Depreciation and amortization       28,700    20,100    19,100
    Deferred income taxes              (2,500)  (10,700)       800
    Provision for facility
      closing and sale                      --        --     2,400
    Provision for restructuring and
      environmental charges                 --    33,000        --
    Cumulative effect of accounting
      change                             4,700        --        --
  Net decrease in receivables,
    inventories and prepaids over
    payables, accruals, and other
    liabilities                         61,200    20,900    10,100
_____________________________________________
_________________________
      Net cash provided by
        operating activities           114,300    65,100    78,900
_____________________________________________
_________________________
Cash Flows from Investing Activities:
  Purchase of AFT                           --        --  (13,900)
  Acquisition of property,
    plant and equipment                (7,400)  (16,000)  (28,800)
  Other investing activities, net        (600)     1,600        --
_____________________________________________
_________________________
      Net cash used by investing
        activities                     (8,000)  (14,400)  (42,700)
_____________________________________________
_________________________
Cash Flows from Financing Activities:
  Proceeds of long-term debt            50,000        --     2,200
  Payment of long-term debt           (53,900)   (7,400)   (9,400)
  Proceeds (payment) of notes
    payable                                200       500  (11,800)
  Repurchase of common stock         (117,000)        --        --
  Sale of common stock                   3,100     2,400     3,900
  Cash dividends                       (2,300)   (2,200)   (2,100)
  Other financing activities, net        (100)     (400)       200
_____________________________________________
_________________________
      Net cash used by financing
       activities                    (120,000)   (7,100)  (17,000)
_____________________________________________
_________________________
Net Increase (Decrease) in Cash       (13,700)    43,600    19,200
Cash and Cash Equivalents at
  Beginning of Year                     68,900    25,300     6,100
_____________________________________________
_________________________
Cash and Cash Equivalents at
  End of Year                        $  55,200  $ 68,900  $ 25,300
_____________________________________________
_________________________
Cash Paid During the Year for:
  Interest                           $   1,200  $  2,700  $  4,300
  Income taxes, net of refunds
    received                         $   8,400  $ 11,300  $ 14,600

See Notes to Financial Statements on pages 6 through 11.

                                4

Consolidated Statements of Shareholders' Investment
Precision Castparts Corp. and Subsidiaries
(In thousands)
____________________________________________________________
_________________________

                               Common Stock                                Cumulative
                               Outstanding      Paid-in       Retained    Translation
                             Shares    Amount   Capital       Earnings    Adjustments
____________________________________________________________
_________________________
Balance at March 31, 1991 as
  Adjusted for Retroactive
    Adoption of SFAS No. 109 17,600   $17,600  $ 76,300       $172,000         $1,100
  Net income                     --        --        --         46,500             --
  Cash dividends                 --        --        --        (2,100)             --
  Sale of common stock
    under employee stock plans  200       200     3,700             --             --
  Translation adjustments        --        --        --             --            100
____________________________________________________________
_________________________
Balance at March 29, 1992    17,800    17,800    80,000        216,400          1,200
  Net income                     --        --        --          1,800             --
  Cash dividends                 --        --        --        (2,200)             --
  Sale of common stock
    under employee stock plans  100       100     2,300             --             --
  Repurchase of common stock(4,900)   (4,900)  (82,300)       (29,800)             --
  Translation adjustments        --        --        --             --          (500)
____________________________________________________________
_________________________
Balance at March 28, 1993    13,000    13,000        --        186,200            700
  Net income                     --        --        --         22,200             --
  Cash dividends                 --        --        --        (2,300)             --
  Sale of common stock
    under employee stock plans  100       100     3,100             --             --
Translation adjustments          --        --        --             --          (200)
____________________________________________________________
_________________________
Balance at April 3, 1994     13,100   $13,100  $  3,100       $206,100           $500
____________________________________________________________
_________________________

See Notes to Financial Statements on pages 6 through 11.
                                5

Notes to Financial Statements

(In thousands, except share and per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
     The consolidated financial statements include the accounts of PCC and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Beginning in 1992, PCC's fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

Cash and Cash Equivalents
     Cash and cash equivalents include highly liquid short-term investments with an original maturity of three months or less.
These investments are available-for-sale with market values approximating cost.

Valuation of Inventories
     The LIFO inventory cost method is utilized for work in
process and metal inventories at most domestic operations.   The
average inventory cost method is utilized for all other inventories. Costs utilized for inventory valuation purposes include labor, material and manufacturing overhead. Inventories valued at the lower of current average cost or market would have been $4,200, $4,300 and $7,400 higher than those reported at April 3, 1994, March 28, 1993 and March 29, 1992. PCC uses the single pool dollar value method for computing LIFO inventories; therefore it is not possible to present the breakdown of inventories between work in process and raw materials.

Depreciation and Capitalization
     Depreciation of plant and equipment is computed on the straight-line or declining balance method based on the estimated service lives. Estimated lives used are 20-30 years for buildings and improvements and 5-10 years for machinery and equipment.
     PCC capitalizes interest on funds borrowed during construction periods. Such amounts have been immaterial in recent years.
     Additions are recorded at cost. Expenditures for maintenance, repairs, and minor improvements are charged to expense. Major improvements and additions are added to the property accounts. When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Goodwill
     Goodwill is amortized over forty years. Cumulative amortization was $900 as of April 3, 1994 and $600 as of March
28, 1993.

Provision for Restructuring
     During the third quarter of fiscal 1993, the Company recorded a provision for restructuring charges of $27,200 equal to $(0.95) per share. The restructuring charges, which were in response to a significant and continuing industry decline in demand for aerospace components, provided for the estimated cost of employee severances, plant and office consolidations and rearrangements, and other operating asset write-offs at the Company's Structurals and Airfoils Divisions.

Environmental Matters
     PCC is engaged in several environmental investigations and remediation efforts in the normal course of business. In 1993, PCC decided to eliminate and clean-up a hazardous material used at one of the Company's manufacturing sites in Oregon. A provision of $9,900, equal to $(0.34) per share, was recorded for this activity. PCC is working with certain governmental agencies in these remediation efforts. Future payments for clean-up efforts will occur based on mutually agreed timelines.

Research and Development Costs
     Research and development costs at PCC's technical facilities are charged to cost of goods sold as incurred, and were $5,200 in 1994, $4,300 in 1993, and $5,200 in 1992.
     A substantial amount of PCC's technological capability is the result of engineering work performed in connection with process development and production of new castings pursuant to customer orders. This engineering work is charged to the cost of the production and is not included in research and development expenditures referred to above.

Earnings per Share
     Earnings per share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The number of shares used for the earnings per share calculation was 13,000,000 in 1994, 17,900,000 in 1993, and 17,700,000 in 1992; common stock equivalents were not material in these years. Fully diluted amounts are not presented because they are not materially different than amounts shown.

Reclassifications
     Certain reclassifications were made to the amounts reported in the 1993 consolidated balance sheet and the 1993 and 1992 consolidated statements of cash flows to conform with presentations made in 1994. Such reclassifications had no effect on previously reported net income or shareholders' investment.

REPURCHASE OF COMMON STOCK
     At March 28, 1993, PCC was committed to repurchase approximately 4,940,000 shares of common stock at $23.50 per share. The repurchase price totaled $117,000, including transaction and professional fees, and was paid on April 7, 1993. PCC funded the share repurchase using $67,000 of its own cash and $50,000 borrowed from a bank. In fiscal 1994, the bank borrowing was repaid and the bank credit agreement and a related interest rate swap were terminated.
                                6

SHAREHOLDERS' INVESTMENT
     Authorized shares of common stock without par value consisted of 50,000,000 shares at April 3, 1994, March 28, 1993, and March 29, 1992. Authorized and unissued series A no par serial preferred stock consisted of 1,000,000 shares at April 3, 1994, March 28, 1993 and March 29, 1992.
     PCC translates the balance sheet of its foreign subsidiary using the exchange rate at the end of the year. The statement of income is translated using the average exchange rate for the year. The effects of such translations are included in the equity account "cumulative translation adjustments."

INCOME TAXES
     PCC elected to retroactively apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," to all periods after March 31, 1986 by restating the financial statements of prior periods. The cumulative effect of the accounting change at March 28, 1993 was $3,400 and has been recorded as a reduction in shareholders' investment. Adjustments to prior year income statements are due to restatement of the Airfoils purchase price allocation as required under SFAS No. 109. The adoption resulted in a decrease in net income per share of $0.04 in fiscal 1992 and no change in fiscal 1993.
     Deferred income tax assets and liabilities on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Income (loss) before provision for income taxes was:

______________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1994      1993      1992
______________________________________________________________________
Domestic                               $39,000    $1,100  $ 52,500
Foreign                                (1,600)   (1,200)       800
______________________________________________________________________
Total pretax income (loss)             $37,400   $ (100)  $ 53,300
______________________________________________________________________

The provision for income taxes consisted of the following:

______________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1994      1993      1992
______________________________________________________________________
Currently payable:
  Federal income taxes, net of tax
    credits                            $16,800   $ 5,000  $  2,200
  State income taxes                     2,100     1,500     2,300
______________________________________________________________________
                                        18,900     6,500     4,500
Change in deferred income taxes        (6,600)   (8,400)     2,300
______________________________________________________________________
Provision (benefit) for income taxes   $12,300  $(1,900)  $  6,800
______________________________________________________________________

     During the first quarter of fiscal 1994, PCC recorded a $2,400 benefit, equal to $0.18 per share, for the settlement of research and development tax credits claimed in 1990 and 1991. During fiscal 1992, PCC recorded a $10,100 tax benefit, equal to $0.57 per share, primarily for the settlement of research and development tax credits claimed in fiscal 1986 - 1989. In addition, PCC recognizes research and development tax credits based on the results of prior year tax audits.
     The income tax provision (benefit) is different from the amount computed by applying the federal statutory income tax rate of 35 percent in 1994 and 34 percent in 1993 and 1992 to income before income taxes. The reasons for this difference are as follows:

______________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1994      1993      1992
______________________________________________________________________
Statutory federal tax on income        $13,100  $     --  $ 18,100
Increase (decrease) as a result of:
  State income taxes, net of federal
    tax benefit                          1,000        --     1,800
  Research and development tax
    credits                            (2,700)   (1,300)  (12,000)
  Valuation allowance                      700       300     (300)
  Foreign Sales Corporation benefit      (700)     (700)     (600)
  Effect of rate change on deferred
    taxes                                  600        --        --
  Other, net                               300     (200)     (200)
______________________________________________________________________
Provision (benefit) for income taxes   $12,300  $(1,900)  $  6,800
______________________________________________________________________

                                7

Significant components of PCC's
deferred tax assets and liabilities
were as follows:

______________________________________________________________________
                                                April 3, March 28,
                                                    1994      1993
______________________________________________________________________
Deferred tax assets arising from:
  Expense accruals                               $11,600  $ 14,600
  Inventory reserves                               2,900     1,300
  Postretirement benefits other
    than pension                                   2,000        --
  Advance payments                                 2,700        --
  Domestic and foreign net operating
    and capital loss carry-
    forwards                                       5,200     4,300
  Other                                              300     1,200
  Valuation allowances                           (5,200)   (4,300)
______________________________________________________________________
Gross deferred tax assets                         19,500    17,100
______________________________________________________________________
Deferred tax liabilities arising from:
  Depreciation                                    12,200    11,000
  Inventory basis differences                      6,800    12,400
  Subsidiary bad debt                                 --     4,200
  Other                                              100       900
______________________________________________________________________
Gross deferred tax liabilities                    19,100    28,500
______________________________________________________________________
Net deferred tax asset (liability)               $   400 $(11,400)
______________________________________________________________________

     The Company has provided
valuation allowances for domestic
and foreign net operating and
capital loss carryforwards to
reduce the related future income
tax benefits to zero.  The portion
of the valuation allowance related
to acquired net operating losses
was $2,500 at April 3, 1994 and
March 28, 1993.  If realized, this
will be recorded as a reduction to
goodwill.

ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

______________________________________________________________________
                                                April 3, March 28,
                                                    1994      1993
______________________________________________________________________
Salaries and wages payable                       $13,000   $14,800
Taxes other than income taxes                      5,300     4,700
Restructuring liability                            8,200    12,500
Environmental liability                            2,100     2,000
Other accrued liabilities                         20,700    16,000
______________________________________________________________________
                                                 $49,300   $50,000
______________________________________________________________________

LONG-TERM DEBT

Long-term debt consisted of the following:

______________________________________________________________________
                                                April 3, March 28,
                                                    1994      1993
______________________________________________________________________
Notes payable, unsecured 8.25%,
  payable $3,000 annually through 1998           $12,000   $15,000
Other, 6.00% to 10.00%,
  payable in various amounts
  through 2009                                     2,700     3,600
______________________________________________________________________
                                                  14,700    18,600
Less-Current portion                               3,900     3,900
______________________________________________________________________
                                                 $10,800   $14,700
______________________________________________________________________

                                8

     The notes payable agreement contains provisions regarding working capital requirements, limitations on additional borrowings, investments and the payment of dividends. At April 3, 1994, PCC was in compliance with the restrictive provisions of its loan agreement. Retained earnings of $30,000 were available for payment of dividends at April 3, 1994.
     Long-term debt is payable in each fiscal year as follows:
$3,900 in 1995, $3,700 in 1996, $3,500 in 1997, $3,200 in 1998,
$100 in 1999 and $300 thereafter.

SEGMENT INFORMATION
     PCC manufactures and markets investment castings and metal injection molded parts in one industry segment. Principal customers are manufactures of aircraft jet engines, aircraft components, industrial and marine gas turbine engines and industrial products, including pumps, compressors, turbochargers and devices for surgical bone repair and replacement. The products are marketed by a common sales force.
     Net sales included sales to General Electric in the amounts of $97,400 in 1994, $116,800 in 1993, and $156,200 in 1992 and
sales to Pratt & Whitney in the amounts of $96,400 in 1994, $122,900 in 1993, and $163,700 in 1992. No other customer accounted for more than 10 percent of net sales.
     Export sales from the United States of $95,100 in 1994, $93,000 in 1993, and $97,300 in 1992 were made principally to customers in Western Europe. Total net sales to customers outside the United States were $107,200 in 1994, $111,700 in 1993 and $122,800 in 1992 or 26 percent, 24 percent, and 21 percent of the Company's sales in those years. Total net sales and identifiable assets of PCC's foreign subsidiary represent less than 10 percent of consolidated totals.

EMPLOYEE BENEFIT PLANS
Employee Pension Benefits:
     PCC has a defined benefit pension plan covering substantially all domestic employees. The plan provides benefits based upon an employee's total years of service and highest five consecutive years of eligible compensation. PCC's funding policy is to satisfy the funding requirements of the Employee Retirement Income Security Act.
     In determining the actuarial present value of the projected benefit obligation, the following assumptions were used: a discount rate of 7.25 percent in 1994 and 8.00 percent in 1993 and 1992, a future compensation increase rate of 5.00 percent in 1994 and 6.00 percent in 1993 and 1992, and an expected long-term rate of return on assets of 9.00 percent in all years.
     Net pension cost for each of the last three fiscal years was as follows:

______________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1994      1993      1992
______________________________________________________________________
Service costs of benefits earned       $ 5,200   $ 5,700   $ 5,500
Interest cost on the projected
  benefit obligation                     4,800     4,200     3,200
Actual return on plan assets           (1,300)   (5,500)   (4,400)
Net amortization and deferral of items
  not reflected in earnings            (4,300)       700       700
Curtailment gain due to restructuring
  activity, of which $4,000 in 1993
  was netted in the provision for
  restructuring charges                (2,000)   (5,100)        --
______________________________________________________________________
Net pension cost                       $ 2,400   $    --   $ 5,000
______________________________________________________________________

The funded status of the pension plan was as follows:

______________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1994      1993      1992
______________________________________________________________________
Actuarial present value of
  benefit obligations:
  Vested benefit obligation           $ 49,700  $ 35,700  $ 30,000
______________________________________________________________________
  Accumulated benefit obligation      $ 50,600  $ 37,500  $ 31,900
  Effects of estimated future
    pay increases                       21,500    18,000    19,800
______________________________________________________________________
  Projected benefit obligation          72,100    55,500    51,700
  Plan assets at fair value             58,800    55,600    44,300
______________________________________________________________________
  Funded status                       (13,300)       100   (7,400)
  Unrecognized asset at
    transition                         (2,800)   (3,100)   (3,000)
  Prior service cost not yet
    recognized                           (400)     (500)     (800)
  Unrecognized net loss                 16,000     2,300     3,300
______________________________________________________________________
Accrued pension liability            $   (500)  $(1,200)  $(7,900)
______________________________________________________________________

                                9

Postretirement Benefits Other Than Pensions:
     PCC provides postretirement medical benefits for eligible employees who have satisfied plan eligibility provisions, which include certain age and/or service requirements. For fiscal 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the costs of retiree health care are accrued over relevant service periods. Previously, these costs were charged to expense as claims were paid. The Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4.7 million equal to $2.9 million after tax, or $0.22 per share. Postretirement medical benefits which were recorded on a cash basis in 1993 and 1992 were not material and have not been restated.
     Assumptions used in determining the net periodic postretirement benefit cost and the accrued postretirement benefit obligation included a discount rate of 7.25 percent and a medical inflation rate of 13.00 percent, grading down to 5.00 percent after eight years. The plan is unfunded.

     The components of postretirement benefits cost for 1994 were as follows:

______________________________________________________________________
Service cost                                          $  300
Interest cost                                            300
______________________________________________________________________
Postretirement benefits cost                          $  600
______________________________________________________________________

The accumulated postretirement benefits
obligation at April 3, 1994 was as
follows:

______________________________________________________________________
Accumulated postretirement benefits obligation:
  Retirees                                            $1,000
  Eligible active plan participants                    1,000
  Other active plan participants                       4,400
______________________________________________________________________
                                                       6,400
  Unrecognized net loss                                1,400
______________________________________________________________________
Accrued postretirement benefits
  liability                                           $5,000
______________________________________________________________________

     A one percent increase in the annual health care trend rates would have increased the accumulated postretirement benefits obligation at April 3, 1994 by $800 and increased the postretirement benefits cost for 1994 by $100.

Postemployment Benefits Other Than to Retirees:
     SFAS No. 112, "Employers' Accounting for Postemployment
Benefits," requires employers to accrue the cost of postemployment benefits (including salary continuation, severance and disability benefits, job training and counseling and continuation of benefits such as health care) to former or inactive employees. PCC adopted SFAS No. 112 during fiscal 1994, the effects of which were immaterial.


CONCENTRATION OF CREDIT RISK
     Approximately 85 percent of PCC's business activity is concentrated with a small number of Fortune 500 companies in the aerospace industry. Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables.
The Company has long-standing relationships with its aerospace customers and management considers the credit risk to be low.
                               10

STOCK INCENTIVE PLANS
     PCC has stock incentive plans for certain officers, key salaried employees and directors. The stock incentive plans allow for the granting of stock options, stock bonuses, stock appreciation rights, cash bonus rights and sale of restricted stock. Awards under the stock incentive plan are determined by the Board of Directors or the Compensation Committee of the Board of Directors. The time limit within which options may be exercised and other exercise terms are fixed by the committee. The directors' plan grants options for 1,000 shares annually to each outside director. Option prices of both plans to date have been at the fair market value on the date of grant. When stock options are exercised, the proceeds (including any tax benefits to the Company arising as a result of the exercise) are credited to the appropriate common stock and paid-in capital accounts.
     At April 3, 1994, 1,026,000 stock incentive plan shares were available for future grants and 506,000 stock incentive shares were immediately exercisable. The outstanding options for stock incentive plan shares have expiration dates ranging from 1994 to 2002.
     Changes during 1994 and 1993 in stock incentive plan shares outstanding and exercisable were as follows:

_________________________________________________________________
                                  Shares               Price
_________________________________________________________________
Outstanding at March 29, 1992     957,000    $ 7 to $39
  Granted                         251,000     17 to  25
  Exercised                      (17,000)     11 to  16
  Expired or cancelled          (134,000)     17 to  37
_________________________________________________________________
Outstanding at March 28, 1993   1,057,000      7 to  39
  Granted                         159,000     20 to  32
  Exercised                     (167,000)      7 to  30
  Expired or cancelled          (164,000)     17 to  39
_________________________________________________________________
Outstanding at April 3, 1994      885,000    $ 7 to $39
_________________________________________________________________

SHAREHOLDER RIGHTS PLAN
     In 1988, PCC adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase 1/100 of a share of series A no par serial preferred stock at a purchase price of $135, subject to adjustment. The rights will be exercisable only (i) if a person or group has acquired, or obtained the right to acquire, 20 percent or more of the outstanding shares of common stock, (ii) following the commencement of a tender or exchange offer for 20 percent or more of the outstanding shares of common stock, or
(iii) after the Board of Directors of PCC declares any person who owns more than 10 percent of the outstanding common stock to be an Adverse Person. Each right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other security of PCC) having a value equal to two times the exercise price of the right. If, after a person acquires 20 percent or more of the outstanding shares of common stock, PCC is acquired in a merger or other business combination in which PCC does not survive or in which its common stock is exchanged, each right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights expire on December 16, 1998 and may be redeemed by PCC for $0.01 per right at any time until a determination is made that any person is an Adverse Person or 10 days following the time that a person has acquired 20 percent or more of the outstanding common stock, or in connection with certain transactions approved by the Board of Directors. The rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of PCC.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Fair value disclosures for financial instruments were determined as follows:
     Cash and cash equivalents, receivables, short-term borrowings, and stock repurchase liabilities: The amounts reported in the consolidated balance sheets approximate fair value, due to their current nature.
     Debt: The fair market value of debt was computed based upon current rates offered to the Company for debt with similar maturities. The amount reported in the consolidated balance sheets for debt approximates fair value.

COMMITMENTS AND CONTINGENCIES
     Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.

SUBSEQUENT EVENTS
     On April 6, 1994, PCC acquired the assets of ACC
Electronics, Inc., a manufacturer of advanced technology metal matrix composite parts, for a purchase price of $5,100.  The business operates as PCC Composites, Inc., and is located in
Pittsburgh, Pennsylvania.
                               11

Report of Management
     The management of PCC has prepared the consolidated financial statements and related financial data contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and reflect judgments and estimates with appropriate consideration to materiality. Management is responsible for the integrity and objectivity of the financial statements and other financial data included in the report.
     PCC maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The system includes policies and procedures, internal audits and reviews by Company officers.
     Price Waterhouse, certified public accountants, provide an objective, independent review of management's discharge of its obligation related to the fairness of reporting operating results and financial condition. Price Waterhouse performs auditing procedures necessary in the circumstances to render an opinion on the financial statements contained in this report.
     The Audit Committee of the Board of Directors is composed solely of outside directors. The Committee meets periodically and, when appropriate, separately with representatives of the independent public accountants and the internal auditors to monitor the activities of each.


William C. McCormick                    William D. Larsson
President and                           Vice President and
Chief Executive Officer                 Chief Financial
                                        Officer


Report of Independent Accountants
To the Shareholders and Board of Directors of Precision Castparts
Corp.:
____________________________________________________________
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' investment present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries at April 3, 1994 and March 28, 1993 and the results of their operations and their cash flows for each of the three years in the period ended April 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     As discussed in the notes to the financial statements, the Company changed its method of accounting for income taxes retroactively to 1986. The Company also changed its method of accounting for postretirement benefits other than pensions.


Price Waterhouse
Portland, Oregon
May 2, 1994
                               12

Five-Year Summary of Selected Financial Data

(Unaudited)
(In thousands, except employee and per share data)
____________________________________________________________
_________________________
                                         1994      1993      1992      1991      1990
____________________________________________________________
_________________________
Net sales                            $420,400  $461,400  $583,300  $538,300  $457,300
Net income                           $ 22,200  $  1,800  $ 46,500  $ 32,300  $ 29,100
Return on sales                           5.3%      0.4%      8.6%      6.0%      6.4%
Return on beginning
  shareholders' investment               11.1%      0.6%     17.4%     14.2%     15.2%
Net income per common share          $   1.71  $   0.10  $   2.63  $   1.86  $   1.70
Cash dividends declared
  per common share                   $   0.18  $   0.12  $   0.12  $   0.12  $   0.08
Average shares of common
  stock outstanding                    13,000    17,900    17,700    17,400    17,100
Working capital                      $125,700  $137,000  $187,100  $169,900  $141,600
Total assets                         $342,900  $424,300  $422,600  $421,900  $358,700
Total debt                           $ 15,700  $ 19,400  $ 26,200  $ 42,500  $ 41,900
Total debt as a percent of equity         7.0%      9.7%      8.3%     15.9%     18.5%
Shareholders' investment             $222,800  $199,900  $315,400  $267,000  $227,100
Book value per share                 $  16.97  $  15.41  $  17.73  $  15.13  $  13.15
Capital expenditures                 $  7,400  $ 16,000  $ 28,800  $ 28,800  $ 22,900
Number of employees                     3,993     4,341     6,372     7,339     6,673
Number of shareholders                  2,750     2,580     2,942     3,079     3,387
Backlog of orders                    $280,200  $367,300  $523,500  $600,800  $478,500
____________________________________________________________
_________________________

The Selected Financial Data have been
restated, as appropriate, for
retroactive adoption of SFAS No. 109.
                               13

Quarterly Financial Information
(Unaudited)
(In thousands, except per share data)

_______________________________________________________
_________________________
                                                      1994
                           1st Quarter      2nd Quarter 3rd Quarter  4th Quarter
_______________________________________________________
_________________________
Net sales                     $101,400         $107,900    $103,600     $107,500
Net income                    $  4,100         $  5,500    $  6,000     $  6,600
Net income per share          $   0.32         $   0.42    $   0.46     $   0.51
Cash dividends per share      $   0.03         $   0.03    $   0.06     $   0.06
Common stock prices:
  High                        $  23.38         $  24.25    $  29.00     $  34.88
  Low                         $  19.75         $  20.88    $  24.00     $  28.00
  End                         $  21.50         $  24.00    $  29.00     $  33.63
_______________________________________________________
_________________________

_______________________________________________________
_________________________
                                                      1993
                           1st Quarter      2nd Quarter 3rd Quarter  4th Quarter
_______________________________________________________
_________________________
Net sales                     $122,500         $120,000    $107,900     $111,000
Net income (loss)             $  8,700         $  6,000   $(18,700)$  5,800
Net income (loss) per share   $   0.49         $   0.34    $  (1.06)    $   0.33
Cash dividends per share      $   0.03         $   0.03    $   0.03     $   0.03
Common stock prices:
  High                        $  31.00         $  25.25    $  24.38     $  23.75
  Low                         $  22.00         $  22.13    $  16.75     $  17.38
  End                         $  22.00         $  24.00    $  19.25     $  23.38
_______________________________________________________
_________________________

     For fiscal 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4.7 million, equal to $2.9 million after tax, or $0.22 per share.
     During the first quarter of fiscal 1994, the Company recorded a $2.4 million tax benefit, equal to $0.18 per share, as a result of reaching agreement with the Internal Revenue Service concerning research and development tax credits for fiscal years 1990 and 1991.
     During the third quarter of fiscal 1993, the Company recorded a provision for restructuring charges of $27,200, equal to $(0.95) per share. These charges, which were in response to a significant and continuing industry decline in demand for aerospace components, provided for the estimated cost of employee severances, plant and office consolidations and rearrangements, and other operating asset write-offs at the Company's Structurals and Airfoils Divisions.
     Also during the third quarter of fiscal 1993, the Company recorded a provision for environmental charges of $9,900, equal to $(0.34) per share. These charges provided for the elimination and clean-up of a hazardous material used at one of the Company's manufacturing sites in Oregon.
                               14

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Fiscal 1994 was another difficult year for the aerospace industry. Trends of declining orders in both the commercial airline and government sectors continued throughout the year. Despite lower sales, PCC had a solid year, increasing profits from fiscal 1993 and generating record cash flows.
     Backlog at April 3, 1994 was $280.2 million, down 24% from the prior year end. This decline in backlog is common throughout the aerospace industry, reflecting both the shortening of customer order lead times and the reduced level of orders being placed.

Fiscal 1994 Compared with Fiscal 1993

     Sales for fiscal 1994 declined $41.0 million (9%) from $461.4 million in fiscal 1993 to $420.4 million in 1994. Aerospace and aircraft gas turbine sales, which represented 85 percent of total sales, declined $47.9 million (12%) versus 1993. Sales of other industrial and commercial products increased $6.9 million (13%) due to growth in the electronics and industrial gas turbine markets. Sales to United States government end-users were 21 percent of sales in 1994 and 24 percent in 1993.
     Cost of sales as a percent of sales was 84 percent in 1994 compared to 85 percent in 1993. The improvement in cost of sales resulted from cuts in operating costs, improvements in product quality and reductions in product cycle times. Workforce reductions of 8 percent in 1994 and nearly 40 percent since 1992 have provided a significant portion of the operating cost improvements.
     Results in 1993 included provisions for restructuring charges of $27.2 million and environmental charges of $9.9 million.
     Selling and administrative costs were 5 percent lower in 1994 than 1993, reflecting further reductions in personnel and improved efficiencies.
     The effective tax rate was 33 percent in 1994 before consideration of the cumulative effect of the change in accounting for postretirement benefits which had an effective tax rate of 38 percent. In 1993, the effective tax rate was 33 percent before consideration of restructuring and environmental charges which had a tax benefit of 38 percent. The 1994 effective tax rate included $2.7 million of research and
development tax credits.   This benefit was largely offset by the
increase in the federal income tax rate from 34 percent in 1993 to 35 percent in 1994.
     Net income was $22.2 million after consideration of the effect of the accounting change in 1994, as compared with $1.8 million in 1993, after restructuring and environmental charges. Earnings per share were $1.71 based on 13.0 million shares outstanding in 1994 and $0.10 based on 17.9 million shares in 1993. The Company repurchased 4.9 million shares of stock in April 1994.

Fiscal 1993 Compared with Fiscal 1992

     Sales for fiscal 1993 decreased $121.9 million (21%) to $461.4 million from the record sales in fiscal 1992 of $583.3 million. Sales of castings for aerospace and aircraft gas turbine engines, which constituted 88 percent of the Company's sales in 1993, decreased $108.3 million (21%). Sales of other industrial and commercial castings decreased $13.6 million (20%) reflecting a decrease in general industrial and industrial gas turbine markets, partially offset by increases in sales of metal injection molded parts. Sales for United States government end-users were 24 percent of sales in 1993 and 29 percent in 1992.
     Cost of sales as a percent of sales was 85 percent in 1993 compared to 84 percent in 1992, despite the 21 percent reduction in sales volume. This result reflected significant cost improvements resulting from workforce reductions and lower bonus expense in fiscal 1993. Headcount declined by 2,031 employees or 32 percent during the year.
     During the third quarter of fiscal 1993, the Company recorded a provision for restructuring charges of $27.2 million, equal to $(0.95) per share, and a provision for environmental charges of $9.9 million, equal to $(0.34) per share. The restructuring charges, which were in response to a significant and continuing industry decline in demand for aerospace components, provided for the estimated cost of employee severances, plant and office consolidations and rearrangements, and other operating asset write-offs at the Company's Structurals and Airfoils Divisions. The environmental charges provided for the elimination and clean-up of a hazardous material used at one of the Company's manufacturing sites in Oregon.
     Selling and administrative costs decreased $6.4 million (17%) due to lower bonus expenses as a result of decreased profit in 1993, and spending reductions as a result of the down-turn in the aerospace industry.
     The effective tax rate in 1993, before consideration of charges for restructuring and environmental, was 33 percent whereas the effective tax rate in 1992 was 13 percent. The difference between years is primarily the result of significant research and development tax credits recognized in 1992.
     Net income was $1.8 million in 1993, or $0.10 per share, based on 17.9 million shares outstanding. In 1992, net income was $46.5 million, or $2.63 per share, based on 17.7 million shares.

Liquidity and Capital Resources

     Total capitalization at April 3, 1994 of $238.5 million was comprised of $15.7 million of debt and $222.8 million of equity. The debt-to-equity ratio at April 3, 1994 was 0.07 compared with
0.10 at the end of last year.
     Operating and investing activities generated a record $106.3 million of positive cash flow during fiscal 1994, primarily from earnings ($53.1 million) and reductions in receivables and inventories ($57.5 million). Approximately $39.4 million of the reduction in receivables and inventories was the result of improved collections and decreases in product cycle times; the remaining $18.1 million reduction was due to lower sales. Cash uses during the year included $117.0 million to repurchase the Company's stock. Cash and cash equivalents were $55.2 million at year-end, down $13.7 million from last year.
     In 1995 and beyond, earnings are expected to be the predominate source of positive cash flows. The benefits from reducing receivables and inventories were substantially realized in 1994.
     PCC believes that future capital requirements for property, plant and equipment and dividend payments can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from existing cash, additional borrowings or the issuance of stock.

Outlook

     During the past two years, the aerospace industry has been adversely affected by the world-wide recession, the depressed economic condition of the airline industry and cutbacks in both domestic and foreign military spending programs. This situation has reduced market demand for the Company's products and has intensified the competitive environment within the aerospace industry. PCC has responded to these challenges by restructuring operations and sizing them to levels appropriate for current market conditions, by aggressively cutting costs through productivity gains and quality improvements, and by significantly reducing product cycle times.
     The Company is well positioned to remain healthy through the current aerospace industry downturn and expects to continue its record of improving operational results. In addition, the Company will continue to pursue a strategy of acquiring companies with similar or complementary technologies in order to add sales growth and increase shareholder value.
                               15

EXHIBIT 21

            SUBSIDIARIES OF PRECISION CASTPARTS CORP.

                                                            State
          of
                                              Approximate Percentage
          Jurisdiction
                                               of Voting Securities
          Incorporation
Name of Subsidiary                Owned          or Organization
_________________________________________________________________
PCC Airfoils, Inc.                 100%                Ohio
Advanced Forming Technology, Inc.  100%              Colorado
Precision Castparts Corp.
 - France, S.A.                    100%               France
PCC Composites, Inc.               100%            Pennsylvania


EXHIBIT 23

               CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95890, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95855, to the incorporation by reference in the Registration Statement on Form S-8 No. 33-32367, and to the incorporation by reference in the Registration Statement on Form S-8, No. 33-40559 of Precision Castparts Corp. of our report dated May 2, 1994 which appears on page 12 of the Financial Section of the 1994 Annual Report to Shareholders of Precision Castparts Corp., which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears in
Item 14(a)2 in this Annual Report on Form 10-K.





PRICE WATERHOUSE
Portland, Oregon
June 30, 1994