Form 10-Q
period 1994-07-03
PRECISION CASTPARTS CORP
filed 1994-08-17
CIK 79958

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
             For the Quarter Ended July 3, 1994
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of August 15, 1994:  13,358,989


                                           Page 1 of 9 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income (1)
(In thousands, except per share data)

                                        Three Months Ended
                                    ___________________________
                                July 3, 1994  June 27, 1993
                                    ___________________________
Net Sales                               $110,200   $101,400
Cost of Goods Sold                      90,300       85,900
Selling and Administrative Expenses      8,000        7,900
Interest (Income) Expense, Net           (200)          500
                                        ________   ________

Income Before Provision for Income Taxes12,100        7,100
Provision for Income Taxes (2)           4,600          100
                                        ________   ________
Income Before Cumulative Effect
  of Accounting Change                   7,500        7,000
Cumulative Effect of Change in Accounting
  for Postretirement Benefits Other Than
  Pensions(net of income tax benefit
  of $1,800) (3)                            --      (2,900)
                                        ________   ________

Net Income                              $7,500     $  4,100
                                        ========   ========

Income (Charge) Per Share: (4)
  Before cumulative effect of
    accounting change                   $ 0.57     $   0.54
  Cumulative effect of change in accounting
    for postretirement benefits other
    than pensions                           --        (0.22)
                                        ________   ________

Net Income Per Common Share             $ 0.57     $   0.32
                                        ========   ========


Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets (1)
(In thousands)

                                   July 3, 1994April 3, 1994
                                    _________________________
ASSETS
Current Assets:
  Cash and cash equivalents           $ 44,200     $ 55,200
  Receivables                           76,500       69,000
  Inventories                           77,400       74,000
  Prepaid expenses                         900        1,300
  Current deferred tax asset            11,500       11,600
                                      _________    ________
    Total current assets               210,500      211,100
                                      _________    ________


Property, Plant and Equipment, at cost             248,400
245,100
  Less -- Accumulated depreciation    (133,200)    (128,600)
                                      _________    ________

    Net property, plant and equipment  115,200      116,500

Goodwill and Other Assets               23,100       15,300
                                      _________    ________

                                      $348,800     $342,900
                                      =========    ========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                       $    900     $  1,000
  Current portion of long-term debt      3,800        3,900
  Accounts payable                      17,000       17,900
  Accrued liabilities                   52,200       49,300
  Income taxes payable                   8,600       13,300
                                      _________    ________
    Total current liabilities           82,500       85,400
                                      _________    ________
Long-Term Debt, excluding current portion7,000       10,800
Deferred Tax Liability                  12,500       11,200
Accrued Retirement Benefits Obligation             6,300
6,000
Other Long-Term Liabilities              9,300        6,700

Shareholders' Investment:
  Common stock                          13,200       13,100
  Paid-in capital                        4,300        3,100
  Retained earnings                    212,800      206,100
  Cumulative translation adjustment        900          500
                                      _________    ________

      Total shareholders' investment   231,200      222,800
                                      _________    ________
                                      $348,800     $342,900
                                      =========    ========


Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows (1)
(In thousands)

                                        Three Months Ended
                                    ___________________________
                                July 3, 1994  June 27, 1993
                                    ___________________________

Cash Flows from Operating Activities:
  Net income                            $7,500     $  4,100
  Non-cash items included in income:
    Depreciation and amortization        6,400        5,200
    Deferred taxes                       1,400           --
    Cumulative effect of
     accounting change (3)                  --        4,700
  Net (increase) decrease in
    receivables, inventories and prepaids
    over payables and accruals          (14,300)     12,200
                                        ________   ________
      Net cash provided by
      operating activities               1,000       26,200
                                        ________   ________

Cash Flows from Investing Activities:
  Purchase of PCC - Composites          (5,100)          --
  Acquisition of property, plant
  and equipment                         (3,200)     (2,200)
  Other investing activities, net        (300)      (1,500)
                                        ________   ________
      Net cash (used by) investing
      activities                        (8,600)     (3,700)
                                        ________   ________

Cash Flows from Financing Activities:
  Proceeds of long-term debt                --       50,000
  Payment of long-term debt             (3,900)    (25,200)
  Proceeds (payments) of notes
  payable, net                           (100)        3,600
  Repurchase of common stock                --     (117,000)
  Sale of common stock                   1,300          300
  Cash dividends                         (800)        (400)
  Other financing activities                100          --
                                        ________   ________
      Net cash (used by)
      financing activities              (3,400)    (88,700)
                                        ________   ________

Net (Decrease) in Cash and
Cash Equivalents                        (11,000)   (66,200)
Cash and Cash Equivalents at
Beginning of Period                     55,200       68,900
                                        ________   ________

Cash and Cash Equivalents at
End of Period                           $44,200    $  2,700
                                        ========   ========

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

(2) During the first quarter of fiscal 1994, the Company recorded a $2.4 million tax benefit, equal to $0.18 per share, as a result of reaching agreement with the Internal Revenue Service concerning research and development tax credits for fiscal years 1990 and 1991.

(3) In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 106, "Employers' Accounting for
     Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4.7 million, equal to $2.9 million after tax, or $0.22 per share.

(4) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 13,200,000 shares outstanding for the three months ended July 3, 1994, and 13,000,000 shares outstanding for the three months ended June 27, 1993. Fully diluted amounts are not presented because they are not materially different than amounts shown.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the first quarter of fiscal 1995 were $110.2 million, up from $101.4 million in the first quarter of last year. Net income for the quarter of $7.5 million, or $0.57 per share, increased from net income of $4.1 million, or $0.32 per share, in the same quarter a year ago.

During the first quarter of last year, the Company recorded a tax benefit of $2.4 million, equal to $0.18 per share, for research and development credits for prior fiscal years. Also during that quarter, the Company adopted the Statement of Financial Accounting Standards No. 106 to account for the future cost of retiree health benefits, and recorded a one-time after tax charge of $2.9 million, equal to $0.22 per share. Fiscal 1994 earnings, excluding the two unusual items, would have been $0.36 per share.

In the first quarter of fiscal 1995, PCC acquired the assets of ACC Electronics, Inc., a manufacturer of advanced technology metal matrix composite parts, for a purchase price of $5.1 million. The business operates as PCC
Composites, Inc., and is located in Pittsburgh, Pennsylvania.

Results of Operations - Comparison Between Three Months
Ended July 3, 1994 and June 27, 1993

Sales increased $8.8 million (8.7%) compared with the first quarter a year ago. The increases in sales came from aircraft engine spares, European requirements for engine components at PCC-France, increased demand for metal injection molded components for disk drives, and from medical products. New business for marine turbine applications and space shuttle engine parts, and new engine programs with Rolls-Royce and Pratt & Whitney - Canada also helped to offset lower build rates for new jet engines.

Sales of aerospace and aircraft products accounted for 83% of total sales, as compared with approximately 85% in the first quarter of fiscal 1994. Sales of electronics and computer products now account for nearly 4% of all sales as compared with 2% last year.

Cost of goods sold for the first quarter of fiscal 1995 was 81.9%, reflecting improvement from the 84.7% reported in the first quarter last year. The lower cost of sales as a percent of sales in the first quarter of fiscal 1995 represents the sixth consecutive quarter of improving margins. Cost reduction, cost efficiencies due to higher sales volumes, and the effects of restructuring activities are largely responsible for the improvements in margins.

Interest income in the first quarter of fiscal 1995 was $0.2 million, as compared with interest expense of $0.5 million in the first quarter a year ago. The interest income in fiscal 1995 resulted from the strong cash position at the end of fiscal 1994.

The effective tax rate in the first quarter of fiscal 1995 was 38%. This compares to last year's effective tax rate of 39.2%, before consideration of the benefit from research and development tax credits of $2.4 million. The lower current effective tax rate reflects the impact in last fiscal year of restating the deferred tax liability for the increase in federal tax rates from 34% to 35%.

Changes in Financial Condition and Liquidity

Total assets at July 3, 1994 were $348.8 million, an
increase of $5.9 million from April 3, 1994 levels.
Receivables increased $7.5 million from last year-end due to higher sales volume and somewhat slower collections.
Inventory increased $3.4 million, consistent with the
increasing  sales levels throughout the Company.    Goodwill
and other assets increased $7.8 million, reflecting the acquisition of PCC - Composites.

Cash from earnings of $15.3 million was nearly offset by increases in working capital, yielding a net $1.0 million of cash provided by operating activities. The $5.1 million in cash used for the acquisition of PCC - Composites, capital expenditures of $3.2 million, and debt reductions of $4.0 consumed $12.3 million in cash. As a result, cash was down $11.0 million in the quarter to $44.2 million.

Total capitalization at July 3, 1994, was $242.9 million, consisting of $11.7 million of debt and $231.2 million of equity. The debt-to-equity ratio was 0.05 compared with
0.07 at the end of the prior fiscal year.

PCC believes that future capital requirements for property, plant and equipment and dividend payments can be funded from cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings or the issuance of stock.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)     Exhibits


               No exhibits filed for period ending July 3,
            1994.



Item 6.(b) No reports on Form 8-K have been filed during the quarter.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  August 16, 1994        /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)