Form 10-Q
period 1994-10-02
PRECISION CASTPARTS CORP
filed 1994-11-16
CIK 79958

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
            For the Quarter Ended October 2, 1994
                 Commission File No. 1-10348

           _______________________________________

                  Precision Castparts Corp.


                    An Oregon Corporation
         IRS Employer Identification No. 93-0460598
                   4600 S.E. Harney Drive
                 Portland, Oregon 97206-0898
                 Telephone:  (503) 777-3881

           _______________________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                   Yes  X    No   ______

Number of shares of Common Stock, no par value, outstanding
as of November 10, 1994:  20,156,534

                                    Exhibit Index at Page 11
                                          Page 1 of 12 Pages


Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
(In thousands, except per share data)
Consolidated Statements of Income

                                       Oct. 2,    Sept. 26,
Three Months Ended                        1994         1993

Net Sales                               $102,800    $107,900
Cost of Goods Sold                        84,100      91,200
Selling and Administrative Expenses        7,500       7,200
Interest (Income) Expense, Net              (400)        400

Income Before Provision for Income Taxes  11,600       9,100
Provision for Income Taxes (1)             4,400       3,600

Net Income                              $  7,200    $  5,500

Net Income Per Common Share             $   0.36    $   0.28

                                       Oct. 2,    Sept. 26,
Six Months Ended                          1994         1993

Net Sales                               $213,000    $209,300
Cost of Goods Sold                       174,400     177,100
Selling and Administrative Expenses       15,500      15,100
Interest (Income) Expense, Net              (600)        900

Income Before Provision for Income Taxes  23,700      16,200
Provision for Income Taxes (1)             9,000       3,700

Income Before Cumulative Effect
  of Accounting Change                    14,700      12,500
Cumulative Effect of Change in
  Accounting for Postretirement Benefits
  Other Than Pension (net of income tax
  benefit of $1,800) (2)                      --      (2,900)

Net Income                              $ 14,700    $  9,600


Income (Charge) Per Share (3):
  Before cumulative effect of
    accounting change                   $   0.74    $    0.64
  Cumulative effect of change in
    accounting for postretirement
    benefits other than pensions              --        (0.15)

Net Income Per Common Share             $   0.74    $    0.49


Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Balance Sheets

                                       Oct. 2,     April 3,
ASSETS                                    1994         1994

Current Assets:
  Cash and cash equivalents             $ 55,800    $ 55,200
  Receivables                             72,600      69,000
  Inventories                             80,200      74,000
  Prepaid expenses                           500       1,300
  Current deferred tax asset              11,900      11,600

    Total current assets                 221,000     211,100

Property, Plant and Equipment, at cost   247,500     245,100
Less - Accumulated depreciation         (136,600)   (128,600)

  Net property, plant and equipment      110,900     116,500

Goodwill and Other Assets                 24,200      15,300

                                        $356,100    $342,900


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable                         $  1,000    $  1,000
  Current portion of long-term debt        3,600       3,900
  Accounts payable                        15,800      17,900
  Accrued liabilities                     51,700      49,300
  Income taxes payable                     6,600      13,300

    Total current liabilities             78,700      85,400

Long-Term Debt, excluding current portion  6,900      10,800
Deferred Tax Liability                    11,900      11,200
Accrued Retirement Benefits Obligation     6,100       6,000
Other Long-Term Liabilities                8,400       6,700
Shareholders' Investment (4):
  Common stock                            20,100      13,100
  Paid-in capital                          4,000       3,100
  Retained earnings                      218,800     206,100
  Cumulative translation adjustment        1,200         500

    Total shareholders' investment       244,100     222,800

                                        $356,100    $342,900


Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Statements of Cash Flows

                                       Oct. 2,    Sept. 26,
Six Months Ended                          1994         1993

Cash Flows from Operating Activities:
  Net income                            $ 14,700    $  9,600
  Non-cash items included in income:
    Depreciation and amortization         12,400      12,600
    Deferred taxes                           400       1,700
    Cumulative effect of accounting
    change (2)                                --       4,700
  Net (increase) decrease in receivables,
    inventories and prepaids over
    payables and accruals                (19,000)     27,100

    Net cash provided by
      operating activities                 8,500      55,700

Cash Flows from Investing Activities:
  Purchase of PCC Composites              (5,100)         --
  Acquisition of property,
    plant and equipment                   (5,200)     (4,400)
  Other investing activities, net            800      (1,800)

    Net cash (used by) investing
     activities                           (9,500)     (6,200)

Cash Flows from Financing Activities:
  Proceeds of long-term debt                  --      50,000
  Payment of long-term debt               (4,000)    (53,500)
  Proceeds (payments) of
    notes payable, net                      (300)      3,300
  Repurchase of common stock                  --    (117,000)
  Sale of common stock                     7,900         400
  Cash dividends                          (2,000)       (800)

    Net cash provided (used by)
      financing activities                 1,600    (117,600)

Net Increase (Decrease) in Cash
  and Cash Equivalents                       600     (68,100)
Cash and Cash Equivalents at
  Beginning of Period                     55,200      68,900

Cash and Cash Equivalents at
  End of Period                         $ 55,800    $    800


Notes to the Interim Financial Statements

(1) During the first quarter of fiscal 1994, the Company recorded a $2.4 million tax benefit, equal to $0.12 per share, as a result of reaching agreement with the Internal Revenue Service concerning research and development tax credits for fiscal years 1990 and 1991.

(2) In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 106, "Employers' Accounting for
     Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4.7 million, equal to $2.9 million after tax, or $0.15 per share.

(3) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 19,800,000 shares outstanding for the three months ended October 2, 1994, and 19,500,000 shares outstanding for the three months ended September 26, 1993. Fully diluted amounts are not presented because they are not materially different than amounts shown.

(4) In August, 1994, the Board of Directors declared a three-for-two stock split. Accordingly, $6.7 million representing the stated value for additional shares issued was transferred from additional paid-in capital to common stock.

(5) The consolidated interim financial statements have been prepared by the Company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair representation.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

In the second quarter, sales declined $5.1 million to $102.8 million as compared with $107.9 million for the same quarter a year ago. Net income increased to $7.2 million, up $1.7 million from $5.5 million in the second quarter of last year. On a per share basis, the earnings were $0.36 based on 19.8 million shares outstanding as compared with last year's second quarter earnings of $0.28 based on 19.5 million shares. The per share results for each year reflect the effect of the three-for-two stock split which was effective August 26, 1994.

Results of Operations - Comparison between Three Months
Ended October 2, 1994 and September 26, 1993

Sales declined $5.1 million, or 4.7%, from $107.9 in the second quarter of last year to $102.8 in this year's second quarter. This decline reflected a reduction in sales of spares for aircraft jet engines and the current year's low build rate for new engines. Higher sales levels of metal injection molded parts and industrial gas turbine castings were not sufficient to overcome the short-fall in sales to our major aircraft jet engine customers.

Cost of goods sold as a percent of sales for the second quarter of fiscal 1995 was 81.8%, reflecting improvement from the 84.5% reported in the second quarter last year.
The lower cost of sales in the second quarter of fiscal 1995 represents the seventh consecutive quarter of improving margins. Cost reductions and the effects of restructuring activities, plus substantial improvements at AFT, are largely responsible for the higher margins.

Interest income in the second quarter of fiscal 1995 was $0.4 million, as compared with interest expense of $0.4 million in the second quarter a year ago. The interest income in fiscal 1995 resulted from investment of cash balances throughout the quarter, partially offset by interest expense on lower borrowings.

The effective tax rate in the second quarter of fiscal 1995 was 38.0%. This compares to last year's effective tax rate of 39.2%, before consideration of the benefit from research and development tax credits of $2.4 million. The lower current effective tax rate reflects the impact in last fiscal year of restating the deferred tax liability for the increase in federal tax rates from 34% to 35%.

Results of Operations - Comparison between Six Months Ended
October 2, 1994 and September 26, 1993

Sales for the first six months of fiscal 1995 were $213.0 million, $3.7 million or 1.8% higher than last year's first half sales of $209.3 million. Increased sales of components for general industrial, ordnance and electronics applications exceeded the declines in sales of castings for aircraft jet engines, resulting in the higher sales in fiscal 1995.

Cost of goods sold as a percent of sales was 81.9% for the first half of fiscal 1995 compared with 84.6% for the same period in fiscal 1994. This improvement in cost of sales has come from cost reductions, cost efficiencies due to higher sales volumes at AFT, and the effects of restructuring activities.

Interest income of $0.6 million was earned in the first six months of fiscal year 1995 as compared with interest expense of $0.9 million for the same period a year earlier.
Interest income in fiscal 1995 resulted from the strong cash position at the end of fiscal 1994 and lower levels of debt.

The effective tax rate for the first two quarters of fiscal 1995 was 38.0%. This compares to last year's effective tax rate of 39.2%, before consideration of the benefit from research and development tax credits of $2.4 million. The lower current effective tax rate reflects the impact in last fiscal year of restating the deferred tax liability for the increase in federal tax rates from 34% to 35%.

Changes in Financial Condition and Liquidity

Total assets at October 2, 1994 were $356.1 million, an increase of $13.2 million from April 3, 1994 levels. Receivables increased $3.6 million from last year-end due to somewhat slower collections compared with the record high collections achieved during the fourth quarter of last year. Inventory increased $6.2 million, due to unexpected customer push-outs and increased purchases of cobalt in anticipation of rising prices. Goodwill and other assets increased $8.9 million, primarily reflecting the acquisition of PCC Composites in the first quarter of fiscal 1995.

Cash from earnings of $27.5 million for the first half of fiscal 1995, plus cash of $7.9 million from the sale of common stock through stock option exercises, provided for
increased working capital of $19.0 million, $5.2 million of capital expenditures, $5.1 million for the purchase of PCC Composites, $4.0 million of debt repayments and $2.0 million of cash dividends. As a result, cash increased $0.6 million since the end of fiscal 1994 to a balance of $55.8 million.

Total capitalization at October 2, 1994, was $255.6 million, consisting of $11.5 million of debt and $244.1 million of equity. The debt-to-equity ratio was 0.05 compared with
0.07 at the end of the prior fiscal year.

PCC believes it can fund future requirements for capital spending and dividends from existing cash balances or additional borrowings. As for acquisitions, the Company continues to evaluate candidates and believes acquisition opportunities can be funded from existing cash, additional borrowings or the issuance of stock.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 1994 Annual Meeting of Shareholders of the Company was held on August 3, 1994. At the meeting, the shareholders elected one director to serve a term of one year and three directors to serve terms of three years; approved the Company's 1994 Stock Incentive
     Plan; and ratified the appointment of Price Waterhouse as auditors of the Company for the fiscal year ending
     April 2, 1995. The number of votes cast for, against or withheld as well as the number of abstentions and broker non-votes is included in the table below:

                                                          VOTES

                                            Against                   Broker
                                 Cast          or         Absten-      Non-
Matter Voted Upon                For        Withheld       tions      Votes       Total

1. To elect one director
   to serve a term of
   one year and three
   directors to serve
   terms of three years.

   Steven G. Rothmeier     11,347,886        132,574         -          -     11,480,460
   Edward H. Cooley        11,351,109        129,351         -          -     11,480,460
   William C. McCormick    11,351,252        129,208         -          -     11,480,460
   Dwight A. Sangrey       11,350,785        129,675         -          -     11,480,460

2. To approve the
   Company's
   1994 Stock
   Incentive Plan.          6,206,329      3,656,308   213,111  1,404,712     11,480,460

3. To ratify the
   appointment of
   Price Waterhouse
   as auditors of
   the Company for
   the fiscal year
   ending April 2, 1995.   11,369,668         39,904    70,888          -     11,480,460


Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits


EXHIBIT (10)A
      Precision Castparts Corp. 1994 Stock Incentive Plan

                                                     APPENDIX A
                  PRECISION CASTPARTS CORP.
                  1994 STOCK INCENTIVE PLAN

     1. Purpose. The purpose of this 1994 Stock Incentive Plan (the "Plan") of Precision Castparts Corp. (the "Company") is to encourage selected employees of the Company and its subsidiaries who are in a position to influence the financial success of the Company or of its subsidiaries to acquire a proprietary interest in the Company and to give them added incentive to advance the interests of the Company, through an opportunity to share in its profits and growth.

     2. Shares Subject to the Plan. Subject to adjustment as provided below and in paragraph 12, the shares to be offered under the Plan shall consist of Common Stock of the Company, and the total number of shares of Common Stock that may be issued under the Plan shall not exceed 1,032,078 shares, plus any shares that are subject to options granted under the Company's 1984 Stock Incentive Plan (the "1984 Plan") which are outstanding on May 16, 1994 and which options expire, terminate or are cancelled under such plan after May 16, 1994. The shares issued under the Plan may be authorized and unissued shares or reacquired shares. If an option or stock appreciation right granted under the Plan expires, terminates or is cancelled, the unissued shares subject to such option or stock appreciation right shall again be available under the Plan. If shares sold or awarded as a bonus under the Plan are forfeited to the Company or repurchased by the Company, the number of shares forfeited or repurchased shall again be available under the Plan.

     3.   Effective Date and Duration of Plan.

          (a) Effective Date. The Plan shall become effective as of May 18, 1994. No option or stock appreciation right granted under the Plan to an officer who is subject to
Section 16(b) of the Securities Exchange Act of 1934, as amended (an "Officer") or a director shall become exercisable, however, until the Plan is approved by the affirmative vote of the holders of a majority of the shares of Common Stock represented at a shareholders meeting at which a quorum is present and any such awards under the Plan prior to such approval shall be conditioned on and subject to such approval. Subject to this limitation, options and stock appreciation rights may be granted and shares may be awarded as bonuses or sold under the Plan at any time after the effective date and before termination of the Plan.
                            Page 1

          (b) Duration. The Plan shall continue in effect until all shares available for issuance under the Plan have been issued and all restrictions on such shares have lapsed. The Board of Directors may suspend or terminate the Plan at any time except with respect to options and shares subject to restrictions then outstanding under the Plan. Termination shall not affect any outstanding options, any right of the Company to repurchase shares or the forfeitability of shares issued under the Plan.

     4.   Administration.

          (a)  Board of Directors.  The Plan shall be
administered by the Board of Directors of the Company, which shall determine and designate from time to time the individuals to whom awards shall be made, the amount of the awards and the other terms and conditions of the awards. Subject to the provisions of the Plan, the Board of Directors may from time to time adopt and amend rules and regulations relating to administration of the Plan, advance the lapse of any waiting period, accelerate any exercise date, waive or modify any restriction applicable to shares (except those restrictions imposed by law) and make all other determinations in the judgment of the Board of Directors necessary or desirable for the administration of the Plan. The interpretation and construction of the provisions of the Plan and related agreements by the Board of Directors shall be final and conclusive. The Board of Directors may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any related agreement in the manner and to the extent it shall deem expedient to carry the Plan into effect, and it shall be the sole and final judge of such expediency.

          (b) Committee. The Board of Directors may delegate to a committee of the Board of Directors or specified officers of the Company, or both (the "Committee") any or all authority for administration of the Plan. If authority is delegated to a Committee, all references to the Board of Directors in the Plan shall mean and relate to the Committee except (i) as otherwise provided by the Board of Directors, (ii) that only the Board of Directors may amend or terminate the Plan as provided in paragraphs 3 and 15 and (iii) that a Committee including officers of the Company shall not be permitted to grant options to persons who are officers of the Company. If awards are to be made under the Plan to Officers or directors, authority for selection of Officers and directors for participation and decisions concerning the timing, pricing and amount of a grant or award, if not determined under a formula meeting the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, shall be delegated to a committee consisting of two or more disinterested directors.
                            Page 2

          (c) Indemnification of Committee. In addition to such other rights of indemnification as they may have as officers or directors or as members of the Committee, the members of the Committee shall be indemnified by the Company against the reasonable expenses, including attorneys' fees actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any option granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such Committee member is liable for negligence or misconduct in the performance of his duties; provided that within sixty (60) days after institution of any such action, suit or proceeding a Committee member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

     5. Types of Awards; Eligibility. The Board of Directors may, from time to time, take the following action, separately or in combination, under the Plan: (i) grant Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as provided in paragraphs 6(a) and 6(b); (ii) grant options other than Incentive Stock Options ("Non-Statutory Stock Options") as provided in paragraphs 6(a) and 6(c); (iii) award stock bonuses as provided in paragraph 7; (iv) sell shares subject to restrictions as provided in paragraph 8; (v) grant stock appreciation rights as provided in paragraph 9; (vi) grant cash bonus rights as provided in paragraph 10; and (vii) grant foreign qualified awards as provided in paragraph 11. Any such awards may be made to salaried key employees of the Company or any subsidiary of the Company, including employees who are officers or directors, who have substantial responsibility in the direction and management of the Company or any of its subsidiaries or divisions. The Board of Directors shall select the individuals to whom awards shall be made and shall specify the action taken with respect to each individual to whom an award is made. At the discretion of the Board of Directors, an individual may be given an election to surrender an award in exchange for the grant of a new award. No individual may be granted options or
                            Page 3
stock appreciation rights under the Plan for more than 100,000 shares of Common Stock in any calendar year.

     6.   Option Grants.

          (a)  General Rules Relating to Options.

               (i) Terms of Grant. The Board of Directors may grant options under the Plan. With respect to each option grant, the Board of Directors shall determine the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised and whether the option is an Incentive Stock Option or a Non-Statutory Stock Option.
     At the time of the grant of an option or at any time thereafter, the Board of Directors may provide that an optionee who exercised an option with Common Stock of the Company shall automatically receive a new option to purchase additional shares equal to the number of shares surrendered and may specify the terms and conditions of such new options.

               (ii) Exercise of Options. Except as provided in paragraph 6(a)(iv) or as determined by the Board of Directors, no option granted under the Plan may be exercised unless at the time of such exercise the optionee is employed by the Company or any subsidiary of the Company and shall have been so employed continuously since the date such option was granted. Absence on leave or on account of illness or disability under rules established by the Board of Directors shall not, however, be deemed an interruption of employment for this purpose. Unless otherwise determined by the Board of Directors, vesting of options shall not continue during an absence on leave (including an extended illness) or on account of disability. Except as provided in paragraphs 6(a)(iv), 12 and 14, options granted under the Plan may be exercised from time to time over the period stated in each option in such amounts and at such times as shall be prescribed by the Board of Directors, provided that options shall not be exercised for fractional shares. Unless otherwise determined by the Board of Directors, if the optionee does not exercise an option in any one year with respect to the full number of shares to which the optionee is entitled in that year, the optionee's rights shall be cumulative and the optionee may purchase those shares in any subsequent year during the term of the option. Unless otherwise determined by the Board of Directors, if an Officer exercises an option within six months of the grant of the option, the shares acquired upon exercise of the option may not be sold until six months after the date of grant of the option.
                            Page 4

               (iii) Nontransferability. Each Incentive Stock Option and, unless otherwise determined by the Board of Directors with respect to an option granted to a person who is neither an Officer nor a director of the Company, each other option granted under the Plan by its terms shall be nonassignable and nontransferable by the optionee, either voluntarily or by operation of law, except by will or by the laws of descent and distribution of the state or country of the optionee's domicile at the time of death, and each option by its terms shall be exercisable during the optionee's lifetime only by the optionee.

               (iv)  Termination of Employment.

                         (A)  General Rule.  Unless otherwise
          determined by the Board of Directors, in the event the employment of the optionee with the Company or a subsidiary terminates for any reason other than because of physical disability, death or, in the case of Nonstatutory Stock Options, retirement, as provided in subparagraphs 6(a)(iv)(B), (C) and (D), the option may be exercised at any time prior to the expiration date of the option or the expiration of three months (six months in the case of Nonstatutory Stock Options) after the date of such termination, whichever is the shorter period, but only if and to the extent the optionee was entitled to exercise the option at the date of such termination.

                         (B)  Termination Because of Total
          Disability. Unless otherwise determined by the Board of Directors, in the event of the termination of employment because of total disability, the option may be exercised at any time prior to the expiration date of the option or the expiration of three months after the date of such termination (six months in the case of Nonstatutory Stock Options), whichever is the shorter period, but only if and to the extent the optionee was entitled to exercise the option at the date of such termination. The term "total disability" means a mental or physical impairment which is expected to result in death or which has lasted or is expected to last for a continuous period of 12 months or more and which causes the optionee to be unable, in the opinion of the Company and two independent physicians, to perform his or her duties as an employee of the Company and to be engaged in any substantial gainful activity. Total disability shall be deemed to have occurred on the first day after the Company and the two independent physicians have furnished their opinion of total disability to the Company.
                            Page 5

                         (C)  Termination Because of Death.
          Unless otherwise determined by the Board of Directors, in the event of the death of an optionee while employed by the Company or a subsidiary, the option may be exercised at any time prior to the expiration date of the option or the expiration of 12 months after the date of death, whichever is the shorter period, but only if and to the extent the optionee was entitled to exercise the option at the date of death and only by the person or persons to whom such optionee's rights under the option shall pass by the optionee's will or by the laws of descent and distribution of the state or country of domicile at the time of death.

                         (D)  Termination Upon Retirement at
          Normal Retirement Age or at Bona Fide early
          Retirement. In the event the employment of an optionee by the Company or by any subsidiary of the Company is terminated by retirement at normal retirement age as defined under the provisions of the Company's Retirement Plan or under conditions of bona fide early retirement, any Non-Statutory Stock Option may be exercised at any time prior to its expiration date or the expiration of twelve months after the date of such termination of employment, whichever is the shorter period, but only if and to the extent the optionee was entitled to exercise the option on the date of such termination.

                         (E)  Amendment of Exercise Period
          Applicable to Termination. The Board of Directors, at the time of grant or at any time thereafter, may extend the 3-month, 6-month and 12-month exercise periods any length of time not longer than the original expiration date of the option, and may increase the portion of an option that is exercisable, subject to such terms and conditions as the Board of Directors may determine.
                            Page 6

                    (F)  Failure to Exercise Option.  To the
     extent that the option of any deceased optionee or of any optionee whose employment terminates is not exercised within the applicable period, all further rights to purchase shares pursuant to such option shall cease and terminate.

               (v) Purchase of Shares. Unless the Board of Directors determines otherwise, shares may be acquired pursuant to an option granted under the Plan only upon receipt by the Company of notice in writing from the optionee of the optionee's intention to exercise, specifying the date the option being exercised was granted, the number of shares as to which the optionee desires to exercise the option, and the date on which the optionee desires to complete the transaction, and if required in order to comply with the Securities Act of 1933, as amended, containing a representation that it is the optionee's present intention to acquire the shares for investment and not with a view to distribution. Unless the Board of Directors determines otherwise, on or before the date specified for completion of the purchase of shares pursuant to an option, the optionee must have paid the Company the full purchase price of such shares in cash (including, with the consent of the Board of Directors, cash that may be the proceeds of a loan from the Company) or, with the consent of the Board of Directors, in whole or in part, in Common Stock of the Company valued at fair market value, restricted stock, promissory notes and other forms of consideration. The fair market value of Common Stock provided in payment of the purchase price shall be the closing price of the Common Stock as reported in The Wall Street Journal on the trading day preceding the date the option is exercised, or such other reported value of the Common Stock as shall be specified by the Board of Directors. No shares shall be issued until full payment for the shares has been made. With the consent of the Board of Directors, an optionee may request the Company to apply automatically the shares to be received upon the exercise of a portion of a stock option (even though stock certificates have not yet been issued) to satisfy the purchase price for additional portions of the option.
     Each optionee who has exercised an option shall immediately upon notification of the amount due, if any, pay to the Company in cash amounts necessary to satisfy any applicable federal, state and local tax withholding requirements. If additional withholding is or becomes required beyond any amount deposited before delivery of the certificates, the optionee shall pay such amount to the Company on demand. If the optionee fails to pay the amount demanded, the Company may withhold that amount from other amounts payable by the Company to the optionee,
                            Page 7
     including salary, subject to applicable law. With the consent of the Board of Directors an optionee may satisfy this obligation, in whole or in part, by having the Company withhold from the shares to be issued upon the exercise that number of shares that would satisfy the withholding amount due or by delivering to the Company Common Stock to satisfy the withholding amount. Upon the exercise of an option, the number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued upon exercise of the option, less the number of shares surrendered in payment of the option exercise or surrendered or withheld to satisfy withholding obligations.

          (b)  Incentive Stock Options.  Incentive Stock
Options shall be subject to the following additional terms and conditions:

               (i)  Limitation on Amount of Grants.  No
     employee may be granted Incentive Stock Options under the Plan if the aggregate fair market value, on the date of grant, of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by that employee during any calendar year under the Plan and under any other incentive stock option plan (within the meaning of Section 422 of the Code) of the Company or any parent or subsidiary of the Company exceeds $100,000.

               (ii)  Limitations on Grants to 10 Percent
     Shareholders. An Incentive Stock Option may be granted under the Plan to an employee possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary of the Company only if the option price is at least 110 percent of the fair market value of the Common Stock subject to the option on the date it is granted, as described in paragraph 6(b)(iv), and the option by its terms is not exercisable after the expiration of five years from the date it is granted.

               (iii)  Duration of Options.  Subject to
     paragraphs 6(a)(ii) and 6(b)(ii), Incentive Stock Options granted under the Plan shall continue in effect for the period fixed by the Board of Directors, except that no Incentive Stock Option shall be exercisable after the expiration of 10 years from the date it is granted.

               (iv) Option Price. The option price per share shall be determined by the Board of Directors at the time of grant. Except as provided in paragraph 6(b)(ii), the option price shall not be less than 100 percent of the
                            Page 8
     fair market value of the Common Stock covered by the Incentive Stock Option at the date the option is granted. The fair market value shall be the closing price of the Common Stock as reported in The Wall Street Journal on the day preceding the date the option is granted, or if there has been no sale on that date, on the last preceding date on which a sale occurred, or such other value of the Common Stock as shall be specified by the Board of Directors.

               (v)  Limitation on Time of Grant.  No Incentive
     Stock Option shall be granted on or after the tenth anniversary of the effective date of the Plan.

               (vi)  Conversion of Incentive Stock Options.
     The Board of Directors may at any time without the consent of the optionee convert an Incentive Stock Option to a Non-Statutory Stock Option.

          (c)  Non-Statutory Stock Options.  Non-Statutory
Stock Options shall be subject to the following terms and conditions:

               (i)  Option Price.  The option price for
     Non-Statutory Stock Options shall be determined by the Board of Directors at the time of grant and may be any amount determined by the Board of Directors.

               (ii)  Duration of Options.  Non-Statutory Stock
     Options granted under the Plan shall continue in effect for the period fixed by the Board of Directors.

     7. Stock Bonuses. The Board of Directors may award shares under the Plan as stock bonuses. Shares awarded as a bonus shall be subject to the terms, conditions, and restrictions determined by the Board of Directors. The restrictions may include restrictions concerning transferability and forfeiture of the shares awarded, together with such other restrictions as may be determined by the Board of Directors. If shares are subject to forfeiture, all dividends or other distributions paid by the Company with respect to the shares shall be retained by the Company until the shares are no longer subject to forfeiture, at which time all accumulated amounts shall be paid to the recipient. The Board of Directors may require the recipient to sign an agreement as a condition of the award, but may not require the recipient to pay any monetary consideration other than amounts necessary to satisfy tax withholding requirements. The agreement may contain any terms, conditions, restrictions, representations and warranties required by the Board of Directors. The certificates representing the shares awarded
                            Page 9
shall bear any legends required by the Board of Directors. Unless otherwise determined by the Board of Directors, shares awarded as a stock bonus to an Officer may not be sold until six months after the date of the award. The Company may require any recipient of a stock bonus to pay to the Company in cash upon demand amounts necessary to satisfy any applicable federal, state or local tax withholding requirements. If the recipient fails to pay the amount demanded, the Company may withhold that amount from other amounts payable by the Company to the recipient, including salary, subject to applicable law. With the consent of the Board of Directors, a recipient may deliver Common Stock to the Company to satisfy this withholding obligation. Upon the issuance of a stock bonus, the number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued, less the number of shares surrendered or withheld to satisfy withholding obligations.

     8. Restricted Stock. The Board of Directors may issue shares under the Plan for such consideration (including promissory notes and services) as determined by the Board of Directors. Shares issued under the Plan shall be subject to the terms, conditions and restrictions determined by the Board of Directors. The restrictions may include restrictions concerning transferability, repurchase by the Company and forfeiture of the shares issued, together with such other restrictions as may be determined by the Board of Directors.
If shares are subject to forfeiture or repurchase by the Company, all dividends or other distributions paid by the Company with respect to the shares shall be retained by the Company until the shares are no longer subject to forfeiture or repurchase, at which time all accumulated amounts shall be paid to the recipient. All Common Stock issued pursuant to this paragraph 8 shall be subject to a purchase agreement, which shall be executed by the Company and the prospective recipient of the shares prior to the delivery of certificates representing such shares to the recipient. The purchase agreement may contain any terms, conditions, restrictions, representations and warranties required by the Board of Directors. The certificates representing the shares shall bear any legends required by the Board of Directors. Unless otherwise determined by the Board of Directors, shares issued under this paragraph 8 to an Officer may not be sold until six months after the shares are issued. The Company may require any purchaser of restricted stock to pay to the Company in cash upon demand amounts necessary to satisfy any applicable federal, state or local tax withholding requirements. If the purchaser fails to pay the amount demanded, the Company may withhold that amount from other amounts payable by the Company to the purchaser, including salary, subject to applicable law. With the consent of the Board of Directors, a purchaser may deliver Common Stock to the Company to satisfy this withholding obligation. Upon the issuance of restricted stock, the number
                            Page 10
of shares reserved for issuance under the Plan shall be reduced by the number of shares issued, less the number of shares surrendered in payment of the restricted stock or surrendered or withheld to satisfy withholding obligations.

     9.   Stock Appreciation Rights.

          (a) Grant. Stock appreciation rights may be granted under the Plan by the Board of Directors, subject to such rules, terms, and conditions as the Board of Directors prescribes.

          (b)  Exercise.

               (i) Each stock appreciation right shall entitle the holder, upon exercise, to receive from the Company in exchange therefor an amount equal in value to the excess of the fair market value on the date of exercise of one share of Common Stock of the Company over its fair market value on the date of grant (or, in the case of a stock appreciation right granted in connection with an option, the excess of the fair market value of one share of Common Stock of the Company over the option price per share under the option to which the stock appreciation right relates), multiplied by the number of shares covered by the stock appreciation right or the option, or portion thereof, that is surrendered. No stock appreciation right shall be exercisable at a time that the amount determined under this subparagraph is negative. Payment by the Company upon exercise of a stock appreciation right may be made in Common Stock valued at fair market value, in cash, or partly in Common Stock and partly in cash, all as determined by the Board of Directors.

               (ii)  A stock appreciation right shall be
     exercisable only at the time or times established by the Board of Directors. If a stock appreciation right is granted in connection with an option, the following rules shall apply: (1) the stock appreciation right shall be exercisable only to the extent and on the same conditions that the related option could be exercised; (2) upon exercise of the stock appreciation right, the option or portion thereof to which the stock appreciation right relates terminates; and (3) upon exercise of the option, the related stock appreciation right or portion thereof terminates. Unless otherwise determined by the Board of Directors, no stock appreciation right granted to an Officer or director may be exercised during the first six months following the date it is granted.

               (iii) The Board of Directors may withdraw any stock appreciation right granted under the Plan at any time and may impose any conditions upon the exercise of a
                            Page 11
     stock appreciation right or adopt rules and regulations from time to time affecting the rights of holders of stock appreciation rights. Such rules and regulations may govern the right to exercise stock appreciation rights granted prior to adoption or amendment of such rules and regulations as well as stock appreciation rights granted thereafter.

               (iv) For purposes of this paragraph 9, the fair market value of the Common Stock shall be the closing price of the Common Stock as reported in The Wall Street Journal, or such other reported value of the Common Stock as shall be specified by the Board of Directors, on the trading day preceding the date the stock appreciation right is exercised.

               (v) No fractional shares shall be issued upon exercise of a stock appreciation right. In lieu thereof, cash may be paid in an amount equal to the value of the fraction or, if the Board of Directors shall determine, the number of shares may be rounded downward to the next whole share.

               (vi) Each stock appreciation right granted in connection with an Incentive Stock Option, and unless otherwise determined by the Board of Directors with respect to a stock appreciation right granted to a person who is neither an Officer nor a director of the Company, each other stock appreciation right granted under the Plan by its terms shall be nonassignable and nontransferable by the holder, either voluntarily or by operation of law, except by will or by the laws of descent and distribution of the state or country of the holder's domicile at the time of death, and each stock appreciation right by its terms shall be exercisable during the holder's lifetime only by the holder.

               (vii)  Each participant who has exercised a
     stock appreciation right shall, upon notification of the amount due, pay to the Company in cash amounts necessary to satisfy any applicable federal, state and local tax withholding requirements. If the participant fails to pay the amount demanded, the Company may withhold that amount from other amounts payable by the Company to the participant including salary, subject to applicable law. With the consent of the Board of Directors a participant may satisfy this obligation, in whole or in part, by having the Company withhold from any shares to be issued upon the exercise that number of shares that would satisfy the withholding amount due or by delivering Common Stock to the Company to satisfy the withholding amount.
                            Page 12

               (viii)  Upon the exercise of a stock
     appreciation right for shares, the number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued, less the number of shares surrendered or withheld to satisfy withholding obligations. Cash payments of stock appreciation rights shall not reduce the number of shares of Common Stock reserved for issuance under the Plan.

     10.  Cash Bonus Rights.

          (a) Grant. The Board of Directors may grant cash bonus rights under the Plan in connection with (i) options granted or previously granted, (ii) stock appreciation rights granted or previously granted, (iii) stock bonuses awarded or previously awarded and (iv) shares sold or previously sold under the Plan. Cash bonus rights will be subject to rules, terms and conditions as the Board of Directors may prescribe. Unless otherwise determined by the Board of Directors with respect to a cash bonus right granted to a person who is neither an Officer nor a director of the Company, each cash bonus right granted under the Plan by its terms shall be nonassignable and nontransferable by the holder, either voluntarily or by operation of law, except by will or by the laws of descent and distribution of the state or country of the holder's domicile at the time of death. The payment of a cash bonus shall not reduce the number of shares of Common Stock reserved for issuance under the Plan.

          (b) Cash Bonus Rights in Connection With Options. A cash bonus right granted in connection with an option will entitle an optionee to a cash bonus when the related option is exercised (or terminates in connection with the exercise of a stock appreciation right related to the option) in whole or in part. If an optionee purchases shares upon exercise of an option and does not exercise a related stock appreciation right, the amount of the bonus shall be determined by multiplying the excess of the total fair market value of the shares to be acquired upon the exercise over the total option price for the shares by the applicable bonus percentage. If the optionee exercises a related stock appreciation right in connection with the termination of an option, the amount of the bonus shall be determined by multiplying the total fair market value of the shares and cash received pursuant to the exercise of the stock appreciation right by the applicable bonus percentage. The bonus percentage applicable to a bonus right shall be determined from time to time by the Board of Directors.

          (c) Cash Bonus Rights in Connection With Stock Bonus. A cash bonus right granted in connection with a stock bonus will entitle the recipient to a cash bonus payable when
                            Page 13
the stock bonus is awarded or restrictions, if any, to which the stock is subject lapse. If bonus stock awarded is subject to restrictions and is repurchased by the Company or forfeited by the holder, the cash bonus right granted in connection with the stock bonus shall terminate and may not be exercised. The amount and timing of payment of a cash bonus shall be determined by the Board of Directors.

          (d) Cash Bonus Rights in Connection With Stock Purchases. A cash bonus right granted in connection with the purchase of stock pursuant to paragraph 8 will entitle the recipient to a cash bonus when the shares are purchased or restrictions, if any, to which the stock is subject lapse. Any cash bonus right granted in connection with shares purchased pursuant to paragraph 8 shall terminate and may not be exercised in the event the shares are repurchased by the Company or forfeited by the holder pursuant to applicable restrictions. The amount of any cash bonus to be awarded and timing of payment of a cash bonus shall be determined by the Board of Directors.

          (e) Taxes. The Company shall withhold from any cash bonus paid pursuant to paragraph 10 the amount necessary to satisfy any applicable federal, state and local withholding requirements.

     11. Foreign Qualified Grants. Awards under the Plan may be granted to such officers and employees of the Company and its subsidiaries residing in foreign jurisdictions as the Board of Directors may determine from time to time. The Board of Directors may adopt such supplements to the Plan as may be necessary to comply with the applicable laws of such foreign jurisdictions and to afford participants favorable treatment under such laws; provided, however, that no award shall be granted under any such supplement with terms which are more beneficial to the participants than the terms permitted by the Plan.

     12.  Changes in Capital Structure.

          (a)  Stock Splits; Stock Dividends.  If the
outstanding Common Stock of the Company is hereafter increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any stock split, combination of shares or dividend payable in shares, recapitalization or reclassification, appropriate adjustment shall be made by the Board of Directors in the number and kind of shares available for grants under the Plan. In addition, the Board of Directors shall make appropriate adjustment in the number and kind of shares as to
                            Page 14
which outstanding options and stock appreciation rights, or portions thereof then unexercised, shall be exercisable, so that the optionee's proportionate interest before and after the occurrence of the event is maintained. Notwithstanding the foregoing, the Board of Directors shall have no obligation to effect any adjustment that would or might result in the issuance of fractional shares, and any fractional shares resulting from any adjustment may be disregarded or provided for in any manner determined by the Board of Directors. Any such adjustments made by the Board of Directors shall be conclusive.

          (b) Mergers, Reorganizations, Etc. In the event of a merger, consolidation or plan of exchange to which the Company is a party or a sale of all or substantially all of the Company's assets (each, a "Transaction"), the Board of Directors shall, in its sole discretion and to the extent possible under the structure of the Transaction, select one of the following alternatives for treating outstanding options and stock appreciation rights under the Plan:

               (i) Outstanding options and stock appreciation rights shall remain in effect in accordance with their terms.

               (ii) Outstanding options and stock appreciation rights shall be converted into options to purchase stock in the corporation and stock appreciation rights with respect to stock in the corporation that is the surviving or acquiring corporation in the Transaction. The amount, type of securities subject thereto and exercise price of the converted options and stock appreciation rights shall be determined by the Board of Directors of the Company, taking into account the relative values of the companies involved in the Transaction and the exchange rate, if any, used in determining shares of the surviving corporation to be issued to holders of shares of the Company. Unless otherwise determined by the Board of Directors, the converted options and stock appreciation rights shall be vested only to the extent that the vesting requirements relating to options and stock appreciation rights granted hereunder have been satisfied.

               (iii) Holders of outstanding options and stock appreciation rights shall be provided a 30-day period prior to the consummation of the Transaction during which outstanding options and stock appreciation rights shall be exercisable to the extent vested without any limit on exercisability and upon the expiration of such 30-day period, all unexercised options and stock appreciation
                            Page 15
     rights shall immediately terminate. The Board of Directors may, in its sole discretion, accelerate the exercisability of options or stock appreciation rights so that they are exercisable in full during such 30-day period.

          (c) Dissolution of the Company. In the event of the dissolution or liquidation of the Company, the Board of Directors may in its sole discretion (i) provide a 30-day period prior to such event during which optionees shall have the right to exercise options and stock appreciation rights in whole or in part without any limitation on exercisability and upon the expiration of which 30-day period all unexercised options and stock appreciation rights shall immediately terminate, or (ii) waive or modify any restriction on the options or stock appreciation rights.

     13. Corporate Mergers, Acquisitions, etc. The Board of Directors may also grant options, stock appreciation rights, stock bonuses and cash bonuses and issue restricted stock under the Plan having terms, conditions and provisions that vary from those specified in this Plan provided that any such awards are granted in substitution for, or in connection with the assumption of, existing options, stock appreciation rights, stock bonuses, cash bonuses and restricted stock granted, awarded or issued by another corporation and assumed or otherwise agreed to be provided for by the Company pursuant to or by reason of a transaction involving a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation to which the Company or a subsidiary is a party.

     14.  Acceleration in Certain Events.

          Notwithstanding any other provisions of the Plan, a special acceleration ("Special Acceleration") of all options and stock appreciation rights outstanding under the Plan shall occur and such options and stock appreciation rights shall immediately become exercisable in full at any time when any one of the following events has taken place:

          (a) The shareholders of the Company approve one of the following ("Approved Transactions"):

               (i)  Any consolidation, merger or plan of
     exchange involving the Company ("Merger") pursuant to which Common Stock would be converted into cash; or

               (ii)  Any sale, lease, exchange, or other
     transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; or
                            Page 16

               (iii) The adoption of any plan or proposal for the liquidation or dissolution of the Company; or

               (iv)  Any merger, consolidation or plan of
     exchange which results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) 50% or less of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger, consolidation or exchange; or

               (v)  Any merger, consolidation or plan of
     exchange effected to implement a recapitalization of the Company (or similar transaction) in which a person acquires more than 20% of the combined voting power of the Company's then outstanding securities; or

          (b) A tender or exchange offer, other than one made by the Company, is made for Common Stock (or securities convertible into Common Stock) and such offer results in a portion of those securities being purchased and the offeror after the consummation of the offer is the beneficial owner (as determined pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), directly or indirectly, of more than 20 percent of the outstanding Common Stock (an "Offer"); or

          (c) Any Person is or becomes the beneficial owner of more than 20 percent of the Company's outstanding Common Stock; or
          (d) During any period of two consecutive years, individuals who at the beginning of such period constituted a majority of the Board of Directors cease for any reason to constitute a majority thereof unless the nomination or election of such new directors was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

          All options and stock appreciation rights that are accelerated pursuant to this paragraph 14 shall terminate upon the dissolution of the Company or upon the consummation of any Merger pursuant to which Common Stock would be converted to cash. The terms used in this paragraph 14 and not defined elsewhere in the Plan shall have the same meanings as such terms have in the Exchange Act and the rules and regulations adopted thereunder.

     15. Amendment of Plan. The Board of Directors may at any time, and from time to time, modify or amend the Plan in such respects as it shall deem advisable because of changes in the
                            Page 17
law while the Plan is in effect or for any other reason.
Except as provided in paragraphs 6(a)(iv), 9, 12 and 14, however, no change in an award already granted shall be made without the written consent of the holder of such award.

     16. Approvals. The obligations of the Company under the Plan are subject to the approval of state and federal authorities or agencies with jurisdiction in the matter. The Company will use its best efforts to take steps required by state or federal law or applicable regulations, including rules and regulations of the Securities and Exchange Commission and any stock exchange on which the Company's shares may then be listed, in connection with the grants under the Plan. The foregoing notwithstanding, the Company shall not be obligated to issue or deliver Common Stock under the Plan if such issuance or delivery would violate applicable state or federal securities laws.

     17. Employment Rights. Nothing in the Plan or any award pursuant to the Plan shall confer upon any employee any right to be continued in the employment of the Company or any subsidiary or interfere in any way with the right of the Company or any subsidiary by whom such employee is employed to terminate such employee's employment at any time, for any reason, with or without cause, or to decrease such employee's compensation or benefits.

     18. Rights as a Shareholder. The recipient of any award under the Plan shall have no rights as a shareholder with respect to any Common Stock until the date of issue to the recipient of a stock certificate for such shares. Except as otherwise expressly provided in the Plan, no adjustment shall be made for dividends or other rights for which the record date occurs prior to the date such stock certificate is issued.
                            Page 18




            Exhibit 27          Financial Data Schedule

Item 6.(b) No reports on Form 8-K have been filed during the quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  November 15, 1994      /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)


                        EXHIBIT INDEX

Exhibits

Exhibit (10)A            Precision Castparts
                         Corp. 1994 Stock
                         Incentive Plan

Exhibit 27               Financial Data Schedule     12

Exhibit 27

The schedule contains summary financial information extracted from the October 2, 1994 financial statements and is qualified in its entirety by reference to such financial statements.

[ARTICLE]
[MULTIPLIER]                  1,000

[PERIOD-TYPE]                 6-mos
[FISCAL-YEAR-END]                           APR-03-1995
[PERIOD-START]                              APR-04-1994
[PERIOD-END]                                OCT-02-1994
[CASH]                                           55,800
[SECURITIES]                                          0
[RECEIVABLES]                                    73,400
[ALLOWANCES]                                        800
[INVENTORY]                                      80,200
[CURRENT-ASSETS]                                221,000
[PP&E]                                          247,500
[DEPRECIATION]                                  136,600
[TOTAL-ASSETS]                                  356,100
[CURRENT-LIABILITIES]                            78,700
[BONDS]                                               0
[PREFERRED-MANDATORY]                                 0
[PREFERRED]                                           0
[COMMON]                                         20,100
[OTHER-SE]                                      224,000
[TOTAL-LIABILITY-AND-EQUITY]                    356,100

