Form 10-Q/A
period 1994-10-02
PRECISION CASTPARTS CORP
filed 1995-01-03
CIK 79958

December 30, 1994






Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


RE:  FILING AMENDED EXHIBIT 27

Dear Sir or Madam:

Transmitted herewith through the EDGAR system is amended filing Exhibit 27 as a singular document, with the signature page and exhibit index from the Form 10-Q previously filed for the quarter ended October 2, 1994, for Precision
Castparts Corp.

If you have any questions or comments, please contact me at
(503) 653-4843.


Very truly yours,

PRECISION CASTPARTS CORP.



Karen K. Clark
Corporate Controller













KKC/jel
ADMINCTR/4842

Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits


EXHIBIT (10)A
            Precision Castparts Corp.1994 Stock Incentive
            Plan

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





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  January 3, 1995        /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)
