Form 10-Q/A
period 1994-10-02
PRECISION CASTPARTS CORP
filed 1995-02-15
CIK 79958

February 15, 1995






Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


RE:  FILING:  SECOND AMENDED EXHIBIT 27

Dear Sir or Madam:

Transmitted herewith through the EDGAR system is an amendment to the previously amended Exhibit 27 for the quarter ended October 2, 1994 for Precision Castparts Corp.
with exhibit index and signature page.

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





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  February 15, 1995      /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)
