Form 10-Q
period 1995-01-01
PRECISION CASTPARTS CORP
filed 1995-02-15
CIK 79958

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
            For the Quarter Ended January 1, 1995
                 Commission File No. 1-10348

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

                                   Yes  X    No   ______

Number of shares of Common Stock, no par value, outstanding
as of February 9, 1995:                 20,172,742 shares

                                     Exhibit Index at Page 8
                                           Page 1 of 9 Pages


Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
(In thousands, except share and per share data)
Consolidated Statements of Income

                                       Jan. 1,      Jan. 2,
Three Months Ended                        1995         1994
____________________________________________________________
Net Sales                             $102,400    $ 103,600
Cost of Goods Sold                      85,600       86,000
Selling and Administrative Expenses      6,900        7,400
Interest (Income) Expense, Net           (500)          100
____________________________________________________________

Income Before Provision for
  Income Taxes                          10,400       10,100
Provision for Income Taxes (1)           4,000        4,100
____________________________________________________________

Net Income                              $6,400      $ 6,000
===========================================================
Net Income Per Common Share             $ 0.32      $  0.31
===========================================================

                                       Jan. 1,      Jan. 2,
Nine Months Ended                         1995         1994
____________________________________________________________
Net Sales                             $315,400     $312,900
Cost of Goods Sold                      260,000     263,100
Selling and Administrative Expenses     22,400       22,500
Interest (Income) Expense, Net          (1,100)       1,000

Income Before Provision for
  Income Taxes                          34,100       26,300
Provision for Income Taxes (1)          13,000        7,800
____________________________________________________________

Income Before Cumulative Effect
  of Accounting Change                  21,100       18,500
Cumulative Effect of Change in
  Accounting for Postretirement Benefits
  Other Than Pensions (net of income tax
  benefit of $1,800) (2)                    --      (2,900)
____________________________________________________________

Net Income                              $21,100     $15,600
===========================================================
Income (Charge) Per Share: (3)
  Before cumulative effect of
    accounting change                   $ 1.06      $  0.95
  Cumulative effect of change in
    accounting for postretirement
    benefits other than pensions            --        (0.15)
____________________________________________________________

Net Income Per Common Share             $ 1.06      $  0.80
============================================================


Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Balance Sheets

                                       Jan. 1,      Apr. 3,
ASSETS                                    1995         1994
____________________________________________________________
Current Assets:
  Cash and cash equivalents             $59,400     $55,200
  Receivables                           74,100       69,000
  Inventories                           78,400       74,000
  Prepaid expenses                       1,600        1,300
  Current deferred tax asset            11,900       11,600
____________________________________________________________

    Total current assets                225,400     211,100
____________________________________________________________
Property, Plant and Equipment, at cost  250,300     245,100
Less - Accumulated depreciation       (142,400)   (128,600)
____________________________________________________________

  Net property, plant and equipment     107,900     116,500
____________________________________________________________

Goodwill and Other Assets               24,800       15,300
____________________________________________________________

                                      $358,100     $342,900
============================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
____________________________________________________________
Current Liabilities:
  Notes payable                         $  700      $ 1,000
  Current portion of long-term debt      3,500        3,900
  Accounts payable                      15,400       17,900
  Accrued liabilities                   50,900       49,300
  Income taxes payable                   5,300       13,300
____________________________________________________________

    Total current liabilities           75,800       85,400
____________________________________________________________

Long-Term Debt, excluding current
  portion                                6,800       10,800
Deferred Tax Liability                  12,000       11,200
Accrued Retirement Benefits Obligation   5,000        6,000
Other Long-Term Liabilities              8,100        6,700
Shareholders' Investment:
  Common stock                          20,200       13,100
  Paid-in capital                        5,000        3,100
  Retained earnings                     224,000     206,100
  Cumulative translation adjustment      1,200          500
____________________________________________________________

    Total shareholders' investment      250,400     222,800
____________________________________________________________

                                      $358,100     $342,900
============================================================


Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Statements of Cash Flows

                                       Jan. 1,      Jan. 2,
Nine Months Ended                         1995         1994
____________________________________________________________
Cash Flows from Operating Activities:
  Net income                            $21,100     $15,600
  Non-cash items included in income:
    Depreciation and amortization       18,600       19,300
    Deferred taxes                         500        3,000
    Cumulative effect of accounting
      change (2)                            --        4,700
  Net (increase) decrease in receivables,
    inventories and prepaids over
    payables and accruals               (24,900)     28,300
____________________________________________________________

    Net cash provided by
      operating activities              15,300       70,900
____________________________________________________________

Cash Flows from Investing Activities:
  Purchase of PCC Composites            (5,100)          --
  Acquisition of property,
    plant and equipment                 (7,600)     (6,200)
  Other investing activities, net          900        (200)
____________________________________________________________

    Net cash (used by) investing
      activities                        (11,800)    (6,400)
____________________________________________________________
Cash Flows from Financing Activities:
  Proceeds of long-term debt                --       50,000
  Payment of long-term debt             (4,400)    (53,700)
  Payments of notes payable, net         (300)        (500)
  Repurchase of common stock                --    (117,000)
  Sale of common stock                   9,000        1,900
  Cash dividends                        (3,200)     (1,600)
  Other financing activities, net        (400)           --
____________________________________________________________

    Net cash provided by (used by)
      financing activities                 700    (120,900)
____________________________________________________________
Net Increase (Decrease) in Cash
  and Cash Equivalents                   4,200     (56,400)
Cash and Cash Equivalents at
  Beginning of Period                   55,200       68,900
____________________________________________________________

Cash and Cash Equivalents at
  End of Period                         $59,400     $12,500
============================================================

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

(3) Net income per share is based on 19,900,000 shares outstanding for the nine months ended January 1, 1995 and 19,500,000 shares outstanding for the nine months ended January 2, 1994.

(4) In August, 1994, the Board of Directors declared a three-for-two stock split. Accordingly, $6.7 million representing the stated value for additional shares issued was transferred from additional paid-in capital to common stock.

(5)  Interim financial statements subject to year end audit.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

In the third quarter, sales of $102.4 million were slightly lower than the $103.6 million reported for the same quarter a year ago. Net income increased seven percent to $6.4 million, as compared with $6.0 million in the third quarter of last year. On a per share basis, the earnings were $0.32 based on 19.9 million shares outstanding as compared with last year's third quarter earnings of $0.31 based on 19.5 million shares.

Results of Operations - Comparison between Three Months
Ended January 1, 1995 and January 2, 1994

Sales declined $1.2 million, or one percent, from $103.6 million in the third quarter of last year to $102.4 million in this year's third quarter. This decline reflected a reduction in sales of spares for aircraft jet engines.

Higher sales levels of development castings, primarily for industrial gas turbines, were not sufficient to overcome the short-fall in sales to our major aircraft jet engine customers.

Cost of goods sold as a percent of sales for the third quarter of fiscal 1995 was 83.6%, slightly higher than the 83.0% reported in the third quarter last year. The higher cost of sales in the third quarter of fiscal 1995 reflects changes in the product sales mix. First, because of the continued weakness in orders for airfoils spares, the mix of sales shifted toward more structural castings. Second, within the structural casting sales, the mix contained a higher portion of new development castings, primarily for industrial gas turbines.

Interest income in the third quarter of fiscal 1995 was $0.5 million, as compared with interest expense of $0.1 million in the third quarter a year ago. The interest income in fiscal 1995 resulted from investment of cash balances throughout the quarter, partially offset by interest expense on lower borrowings.

The effective tax rate in the third quarter of fiscal 1995 was 38%. This compares to last year's effective tax rate of 39.2%, before consideration of the benefit from research and development tax credits of $2.4 million. The lower current effective tax rate reflects the impact in last fiscal year of restating the deferred tax liability for the increase in federal tax rates from 34% to 35%.

Results of Operations - Comparison between Nine Months Ended
January 1, 1995 and January 2, 1994

Sales for the first nine months of fiscal 1995 were $315.4 million, $2.5 million or one percent higher than last year's first nine months' sales of $312.9 million. Increased sales of components for general industrial, ordnance and electronics applications exceeded the declines in sales of castings for aircraft jet engines, resulting in the higher sales in fiscal 1995.

Cost of goods sold as a percent of sales was 82.4% for the first nine months of fiscal 1995 compared with 84.1% for the same period in fiscal 1994. This improvement in cost of sales has come from cost reductions, cost efficiencies due to higher sales volumes at AFT, and the effects of restructuring activities.

Interest income of $1.1 million was earned in the first nine months of fiscal year 1995 as compared with interest expense of $1.0 million for the same period a year earlier.
Interest income in fiscal 1995 resulted from the strong cash position at the end of fiscal 1994 and lower levels of debt.

The effective tax rate for the first three quarters of fiscal 1995 was 38%. This compares to last year's effective tax rate of 39.2%, before consideration of the benefit from research and development tax credits of $2.4 million. The lower current effective tax rate reflects the impact in last fiscal year of restating the deferred tax liability for the increase in federal tax rates from 34% to 35%.

Changes in Financial Condition and Liquidity

Total assets at January 1, 1995 were $358.1 million, an increase of $15.2 million from April 3, 1994 levels. Receivables increased $5.1 million from last year-end due to somewhat slower collections compared with the record high collections achieved during the fourth quarter of last year. Inventory increased $4.4 million, due to unexpected customer push-outs and last quarter's purchases of cobalt in anticipation of potential supply shortages and rising prices. Goodwill and other assets increased $9.5 million, primarily reflecting the acquisition of PCC - Composites in the first quarter of fiscal 1995.

Cash from earnings of $40.2 million for the first nine months of fiscal 1995, plus cash of $9.0 million from the sale of common stock through stock option exercises, provided for increased working capital of $24.9 million, $7.6 million of capital expenditures, $5.1 million for the purchase of PCC - Composites, $4.7 million of debt repayments and $3.2 million of cash dividends. As a result, cash increased $4.2 million since the end of fiscal 1994 to a balance of $59.4 million.

Total capitalization at January 1, 1995, was $261.4 million, consisting of $11.0 million of debt and $250.4 million of equity. The debt-to-equity ratio was 0.04 compared with
0.07 at the end of the prior fiscal year.

The Company can fund the pending Quamco acquisition from existing cash and additional borrowings. PCC believes it can fund future requirements for capital spending, cash dividends, additional acquisition opportunities and potential stock repurchases from cash balances, additional borrowings or the issuance of stock.

PART 2.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
Holders

               None.

Item 5.   Other Information

Item 5.(a)     Press Release

On January 20, 1995, Precision Castparts Corp. announced that it has reached definitive agreement today to acquire
Quamco, Inc., of Holden, Massachusetts. Quamco, currently controlled by an investor group led by Overseas Partners, Inc., is a designer, manufacturer and marketer of premium metal working tools and machines. It also designs, manufactures and markets specialty powdered metal parts and other specialty industrial components. Products include branded metal-working tools and machines used in the coldforming of heads, threads, fasteners and related parts for industrial applications; machines and tools used in gundrilling applications; specialty powdered metal parts;
and other special industrial components, including self-lubricating bearings. Quamco's net sales for its fiscal year ended October 30, 1994, were $78.8 million.

The transaction is valued at $89.9 million, including the purchase of all outstanding stock and the payment of, or assumption of, existing debt. The acquisition is subject to customary closing conditions.


Item 6.   Exhibits and Reports on Form 8-K

Item 6.(a)     Exhibits

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