Form 10-K
period 1995-04-02
PRECISION CASTPARTS CORP
filed 1995-07-03
CIK 79958

=================================================================
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                     __________________

                          FORM 10-K

/X/       Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

           For the Fiscal Year Ended April 2, 1995
                             or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non affiliates of the registrant as of June 2, 1995 was $547,658,836.

     As of the close of business on June 2, 1995 Registrant had 20,267,497 shares of Common Stock, without par value, outstanding.

             Documents Incorporated by Reference

     Exhibit 13, the "Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts Corp." for the year ended
April 2, 1995 is incorporated by reference in Parts II and IV and appended hereto.

     Portions of the Registrant's Proxy Statement dated June 29,
1995 in connection of the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.
============================================================

                          FORM 10-K
                        ANNUAL REPORT
                      TABLE OF CONTENTS

PART I                                                     PAGE
   Item 1.  BUSINESS                                          1
            Products                                          3
               Sales and Distribution                         7
               Backlog                                        9
               Competition                                   10
               Research and Development                      10
               Employees                                     10
               Patents and Trade Secrets                     11
               Materials and Supplies                        11
               Government Regulations                        13
               Environmental Compliance                      13
   Item 2.  PROPERTIES                                       16
   Item 3.  LEGAL PROCEEDINGS                                18
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS
               Executive Officers of the Registrant          18

PART II
   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                      19
   Item 6.  SELECTED FINANCIAL DATA                          19
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS              20
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      20

PART III
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT                                    20
  Item 11.  EXECUTIVE COMPENSATION                           20
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                            20
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   21

PART IV
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                   21
               Signatures                                    25
               Financial Statement Schedules                 27
               Report of Independent Accountants             28

                           PART I
ITEM 1. BUSINESS

   Precision Castparts Corp. (the "Company"), through its Structurals Division ("Structurals Division") and its subsidiary Precision Castparts Corp. - France, S.A. ("PCC-France"), is a leading supplier to the aerospace industry of large, complex structural investment castings as well as a leading supplier of other investment castings from stainless steel and alloys of nickel, cobalt and titanium. The Company is also one of the largest manufacturers of precision cast airfoils through its subsidiary PCC Airfoils, Inc. ("Airfoils Division"). The Airfoils Division manufactures and sells blades and vanes used as replacement parts and as original equipment in commercial and military aircraft jet engines. Castings are also sold for use in industrial gas turbine, automotive, medical and other commercial applications.

   The investment casting, or "lost wax" process, uses ceramic molds to manufacture parts with complex shapes, closer tolerances and finer surface finishes in producing metal parts as compared to parts manufactured using other methods of casting. A wax or plastic replica of the part, called the "pattern", is surrounded by a ceramic material called the "investment" to create a mold. When the mold is heated, the wax or plastic melts and runs out of the mold. Molten metal is poured into the resulting cavity. When the metal cools, the ceramic shell is removed and discarded. After finishing operations and quality verification, the part is ready for shipment. In certain airfoil and structural castings, the wax pattern is formed around a core made of ceramic or other material, which is later removed, to form complex hollow passages in the finished casting for air cooling or for other purposes such as transporting fluids.

   The Company, through its subsidiary Advanced Forming Technology, Inc. ("AFT"), is a leading producer of metal injection molded ("MIM") parts. The MIM process is a relatively new and fast-growing technology which is particularly suited to high volume production of small complicated metal parts for numerous industries. In the MIM process, powdered metal and nonmetallic binders are mixed, heated and injected into a die. Once solidified, the "green" or unfinished part is taken from the die and placed in a staging fixture. The binder is removed through either a thermal or solvent extraction, and the part is sintered in a vacuum furnace, which changes the powdered metal into a solid.





                           Page 1

   On April 6, 1994, PCC acquired the assets of ACC Electronics, Inc., a manufacturer of advanced technology metal matrix composite parts, located in Pittsburgh, Pennsylvania. The business, which is operated as PCC Composites, Inc., uses a process called Pressure Infiltration Casting ("PIC") to combine metals and ceramics to create Metal Matrix Composites ("MMCs"). PIC is a multi-step process where the metal is first melted in a vacuum. Using an inert gas and controlled pressurization, the metal is then forced into a pre-formed ceramic material to create a composite. The part is directionally solidified, extracted from the mold, and finished. MMCs are lightweight, have high thermal conductivity, and offer tightly controlled thermal expansion, properties which are believed to be valuable to electronics and other manufacturing companies.

   On March 8, 1995, the Company acquired 100 percent of the stock of Quamco, Inc., which operates as PCC Specialty Products, Inc. ("Specialty Products Division" or "SPD"). The Specialty Products Division has five plants organized into three business operations, as follows:

   The Reed-Rico operation, consisting of the Holden, Bristol and Gaffney plants, manufactures metalworking tools and machines used in the cold forming of fasteners and other heading and threading applications. Customers use the tools and machines made by SPD to form cold metal stock into specific shapes without removing material as is necessary with a machining or cutting process.
The resulting parts are used as fasteners in a variety of industrial and consumer applications.

   The Eldorado plant manufactures gundrilling tools and machines. A gundrilling tool is made of a sharpened carbide tip precisely aligned with a rigid steel shank. Using high-pressure coolants, gundrilling tools and machines are used to drill precise holes in a number of manufacturing processes.

   The Merriman plant is distinctive in the powdered metal industry for its proprietary process for manufacturing helical and compound gears. These products are made by cold-compacting powdered metal in a die under very high pressure. After forming, the parts are sintered at high temperatures to provide the necessary strength and, finally, are machined to obtain close tolerances. This process produces higher quality gears than were previously attainable under alternative means of manufacturing. In addition, Merriman produces custom-engineered, permanently self-lubricating bearings used for very high loads involving intermittent movement in hostile operating environments.

                           Page 2

Products

   Approximately 80 percent of PCC's business activity in fiscal year 1995 was with companies in the aerospace industry. Primary products for this industry are structural and airfoils investment castings. The Company's structural investment castings are stationary components that form portions of the fan, compressor, combustion and turbine sections of the engine where strength and structural integrity are critical. Many of the Company's precision cast airfoils are rotating parts that operate in the low and high pressure turbine sections of the engine under extreme temperature and pressure conditions. Most aircraft jet engines use both the Company's structural and airfoil castings. The Company manufactures its castings to design specifications established by its customers.

   Aerospace Structural Castings. The Company's Structurals Division manufactures large, complex structural castings, as well as a variety of smaller structural castings. These castings are sold primarily as original equipment to aircraft jet engine manufacturers. The Structurals Division manufactures investment castings in various metal alloys that are specified by customers. As the design of new aircraft engines has emphasized increased thrust and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require use of engine parts made of alloys that are able to withstand these operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited to investment casting.

   The Company continues to experience strong demand from the aerospace industry for structural parts made from alloys of titanium, a metal which is lighter than other materials with comparable performance characteristics. Although the maximum operating temperature of titanium is lower than that for many other alloys used in jet engines, there is increasing use of titanium in all but the hotter parts of the engine because of the considerable weight savings. Titanium is an exceptionally difficult metal to cast; however, the Company has developed the necessary technology and know-how to cast large, complex investment castings in titanium alloys. The Company operates a titanium alloy casting plant in Oregon, and also manufactures titanium alloy castings at its plant in France.

   Virtually every manufacturer of jet engines for commercial aircraft has developed designs to meet the fuel efficiency, emissions and noise reduction requirements of newly designed aircraft. Many of these new generation engines, which are


                           Page 3
expected to be built through the next decade and beyond, make significantly greater use of structural investment castings of the type manufactured by the Company than did prior engine designs.

   General Electric Company ("GE") has used the Company's large, complex castings on its jet engines for over 25 years. As the Company has been able to cast larger and more complex parts, GE has made increasing use of the Company's castings in its jet engines. GE's CF6-80 series of engines, for wide-body aircraft produced by The Boeing Company's Commercial Airplane Group ("Boeing"), Douglas Aircraft Company, a division of McDonnell-Douglas Corporation ("McDonnell Douglas") and Airbus Industrie ("Airbus"), use a significant number of the Company's complex structural castings. GE's GE90 jet engine, designed for use on the new Boeing 777 and other next generation aircraft, uses a significant number of the Company's complex structural castings.

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

   Rolls-Royce ("R-R"), which manufactures the RB211-524 for the Boeing 747 and 767 and the RB211-535 for the Boeing 757, has not included large castings in its engines in the past. R-R's new Trent series of engines, for use on the Airbus A330 and the Boeing 777, uses large castings produced by the Company.

   CFM International ("CFMI"), a joint venture of GE and SNECMA of France, has developed the CFM56 series of engines for the Boeing 737, E-3 and E-6, the Airbus A319, A320, A321 and A340, and retrofits of the Boeing KC-135 and Douglas DC-8. A number of the Company's structural castings are used in these engines.

   The Company's structural castings are included in military jet engines that currently power the F-14, F-15, F-16 and F-18 aircraft, and the next generation of military aircraft planned to be produced in the mid to late 1990's. This includes engines for the F-22 Advanced Tactical Fighter, and the C-17 transport for the US Air Force. Cutbacks in military spending have reduced the Company's sales to United States government end-users from 29 percent of sales in 1992 to 16 percent in 1995. Between 1994 and 1995, product sales for military applications declined nearly 20



                           Page 4
percent, or 5 percent of total sales. Sales and earnings in future years could be impacted by further reductions in military orders.

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


   Airfoil Castings. The Company's Airfoils Division manufactures precision cast airfoils including the stationary vanes and rotating blades used in the turbine section of the aircraft jet engines. This engine section is considered the "hot" section, where temperatures may exceed 2,000 degrees F. These conditions require use of super alloys and special casting techniques to manufacture airfoil castings with internal cooling passageways that provide both high performance and longer engine life. The airfoil castings are made in accordance with customer specifications and designs.

   The Airfoils Division uses various casting technologies to produce its turbine airfoils. Conventional casting processes are employed to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables the Company to produce directionally solidified ("DS") airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables the Company to produce single crystal airfoil castings, which consist of one large super alloy crystal without grain boundaries. Single crystal castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. These airfoils are used both in new and redesigned engines, particularly in jet engines used in military applications where performance requirements are highest and blade life is shorter than in commercial engines.




                           Page 5

   The Company's airfoils are qualified for use in most commercial aircraft jet engines, including CFMI's CFM56 series, P&W's PW4000, PW2000 and JT9D, as well as GE's CF6 series and the GE90 engine. The Company also manufactures airfoils for many military jet engines, including the F100, F101, F110, F117, F119, F404 and F414.

   Other Investment Casting Products. The Company's strategy for continuing profitable growth has included pursuing new opportunities for the Company's existing technologies. The Company has been expanding its application of the investment casting technology in markets such as industrial gas turbines, automotive, medical prostheses and industrial applications. In fiscal 1995, the growth in investment castings for non-aerospace applications increased nearly 25 percent from the prior year, which contributed to the Company's 37 percent overall increase in non-aerospace sales from 1994 to 1995.

   AFT Products. Metal injection molding ("MIM") is a technology that enables the production of small, complex, net shape metal parts at a significant cost savings over machining, investment casting or other net shape and near net shape processes. It is a hybrid manufacturing process which combines elements from various other fabrication methods, including powder metal processing, investment casting and plastic injection molding. MIM provides a technological advantage over other fabrication methods in its ability to produce small complex parts with thin wall sections, sharp corners, edges and other interior details that cannot be produced economically by other processes. AFT's MIM parts have been used in electronic, medical, firearms, military ordnance, automotive, fiber optic, aerospace, and other industrial products.

   Composite Products. PCC Composites' pressure infiltration casting process produces lightweight, net shape metal matrix composite parts with high thermal conductivity and tightly controlled thermal expansion. These attributes, which significantly increase heat dissipation, are important for applications such as electronics. Extremely intricate shapes can be produced with this manufacturing process, thereby broadening its application to a number of general industrial uses.

   SPD Products. Under the brand name "Reed-Rico," the Company designs, manufactures and distributes heading tools, threading tools, threading machines and attachments. Manufacturers use these products to form a variety of fasteners and threaded parts. Customers are mainly industrial companies who serve the automotive, appliance, construction, farm equipment and aerospace industries.


                           Page 6

   Gundrilling tools and machines are distributed under the "Eldorado" name. The gundrilling process is used to drill high quality holes to very close tolerances. This process is widely used in products such as turbine engines, engine blocks, cylinder heads, transmission shafts, connecting rods and medical prostheses.

   The Company, at it's Merriman facility, manufactures and distributes specialty powdered metal gears and other components for the automotive, appliance, power tool and power transmission industries. Merriman also designs, manufactures and distributes bearings under the brand name "Lubrite." These bearings, which are custom-engineered and permanently self-lubricating, are used to help maintain structural integrity in hostile operating environments such as off-shore drilling rigs, large commercial buildings, bridges and rapid-transit vehicles.


Sales and Distribution

   During the fiscal year ended April 2, 1995, the Company served approximately 350 customers. A year ago, the Company did business with approximately 200 customers. The increase in the number of customers resulted primarily from the SPD acquisition. The Company's major customers continue to be a relatively few number of U.S. and European jet engine manufacturers. Most major aerospace customers purchase both structural and airfoil castings. Two customers, GE and P&W, accounted for approximately 38 and 46 percent of net sales during the Company's 1995 and 1994 fiscal years. In addition, sales to certain other customers include parts which ultimately are included in GE and P&W engines. Including these other sales, GE and P&W account for approximately 67 percent of net sales in 1995 and 75 percent in 1994. No other customer accounted for more than 10 percent of net sales.

   The table below sets forth the relative contribution to sales of components for the aerospace industry over the past three years.  Data for 1993 and 1994 has been restated to conform to the 1995 classifications.
                                          Fiscal Year
                                        ________________

   Sales                                1993  1994 1995
                                        ____  ____ ____
   Aerospace                             87%   84%  79%
   Other                                 13%   16%  21%




                           Page 7

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

   Fiscal 1995 saw the continuation of the downturn in the aerospace industry. Worldwide, the industry has been adversely affected by recessions, slower growth in revenue passenger miles, debilitating airline price wars, and resulting cutbacks in demand from the airline industry. Compounding the situation, demand for military aircraft has lessened as a result of spending cuts. Since approximately 80 percent or more of PCC's business has historically come from the aerospace industry, that industry's trends have had a direct effect on the Company. In 1995, the Company's sales of investment castings for aerospace and aircraft gas turbine engines declined $9.4 million (3%) from 1994. This decline was more than offset by sales of other industrial and commercial products, which increased $25.4 million (37%) in 1995, reflecting the Company's continued diversification into non-aerospace markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13, the "Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts Corp."

   The portion of the Company's net sales for United States government end-use was 16 percent in 1995, 21 percent in 1994 and 24 percent in 1993. Annual sales to customers outside of the United States, most of which are in western Europe, were $126.8 million in 1995, $107.2 million in 1994 and $111.7 million in 1993, accounting for 29 percent, 26 percent and 24 percent of the Company's sales in those years.

   The Company's sales of investment castings are made through sales personnel located in each plant and through field sales representatives located at U.S. and international locations near the Company's major customers. Due to the sophisticated nature of the product, the Company's sales effort requires that both field sales representatives and other technical personnel work

                           Page 8
closely with customers to identify and assist in the development of new castings and to provide other services which are necessary to obtaining new and repeat production orders. Company representatives are often on-site at customer locations to support the Company's sales process.

   MIM parts, composites parts, powdered metal parts and industrial tools and machines are sold by both the Company's sales forces and manufacturers' representatives in the U.S., Europe and Southeast Asia.

   In fiscal 1992, PCC formed a joint venture with Hitachi
Metals, Ltd. for the manufacture of MIM parts in Japan. PCC owns a 30 percent interest in this joint venture, which began operations early in fiscal 1993. To date, this joint venture has not had material sales or a significant effect on PCC's consolidated results.


Backlog

   The following table sets forth the Company's backlog of unfilled orders believed to be firm at the end of each of its last three fiscal years.

                    March 28,  April 3,  April 2,
                       1993      1994      1995
                      ______    ______    ______
                      $367.3    $280.2    $313.2

   The backlog reflects a change in customer order placement patterns whereby orders are now placed closer to the required delivery date than they were in prior years. Approximately 72.7 million in 1995, $82.0 million in 1994 and $109.0 million in 1993 of the Company's backlog in these years consisted of orders scheduled for delivery more than one year in the future.

   Sales to customers are made on individual purchase orders. Most of the Company's orders are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, the Company has not experienced significant order cancellations.

   For fiscal 1996, the Company expects a continuation of the down-cycle in the aerospace industry. However, further growth is expected in non-aerospace markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in Exhibit 13, the "Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts Corp."


                           Page 9

Competition

   The Company is subject to competition in all of the markets it serves. Parts similar to those made by the Company can be made by competitors using either the same types of manufacturing processes or other forms of manufacturing. While the Company believes its manufacturing processes, technology and experience provide advantages to customers, such as high quality, competitive prices, and physical properties which meet more stringent demands, alternative forms of manufacturing can be used to manufacture many of the parts made by the Company.

   Despite intense competition, the Company believes it is the number one or two supplier in all of its markets served. Several factors, including many long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid the Company in maintaining its competitive advantages.


Research and Development

   The Company maintains separate research and development departments for its Airfoils Division and its Structurals Division, where the majority of research occurs. The research and development effort at these locations is directed at developing new manufacturing processes and improving current processes. Total research and development expenditures amounted to $3.1 million in 1995, $5.2 million in 1994 and $4.3 million in 1993. A substantial amount of the Company's technological capability is the result of engineering work performed in connection with process development and production of new castings pursuant to customer orders. This engineering work is charged to the cost of the production and is not included in research and development expenditures.


Employees

   At April 2, 1995, the Company employed 5,166 people, including 1,996 people at the Structurals Division, 1,961 people at the Airfoils Division, 263 people at PCC-France, 111 people at AFT, 24 people at PCC Composites, 794 people at SPD and 17 people in corporate functions.

   Approximately 550 of the employees at the Minerva Plant are covered by a collective bargaining agreement with the Metal Workers Alliance which expires in June of 1997. All employees of PCC-France are covered by a collective bargaining agreement.


                           Page 10

Certain of the employees at the SPD Merriman plant are covered by
collective bargaining agreements.   An agreement with the
International Association of Machinists ("IAM") covering approximately 130 employees, expires June 30, 1995; and an agreement with the Allied Workers International Union covering fewer than 10 employees, expires July 31, 1995. Negotiations are currently underway on a new contract with the IAM. Management anticipates that new contracts will be successfully negotiated with both of these unions. None of the Company's other employees are covered by a collective bargaining agreement. On May 24, 1995, a petition was filed by the United Steelworkers of America seeking to represent production and maintenance employees at the Structurals Division. An election is scheduled to be conducted by the National Labor Relations Board on July 27 - 28, 1995. At this time, management does not have sufficient information to determine the probable outcome of the unionizing activities, nor the effect on operations, if any, in the event that the Structurals Division employees were to be represented by the union.


Patents and Trade Secrets

   Prior to 1988, the Company had not applied for patents covering its structural casting processes in the belief that the processes are more securely protected by retaining the information as trade secrets and avoiding the technical disclosures required in patent applications. For similar reasons, AFT has not applied for patents covering its MIM process. The Company's trade secrets consist principally of technology developed over years of experience in the manufacture of complex structural investment castings and MIM parts. Since 1988, the Company has applied for or been issued a number of patents relating to new technology and processes developed at the Structurals and Airfoils Divisions.

   In connection with its acquisitions of the Airfoils Division, PCC Composites and SPD, the Company acquired a number of U.S. and foreign patents. The Company also acquired certain rights and obligations under license agreements. The Company receives no significant royalty income from patents.


Materials and Supplies

   The primary materials used by the Company are metal alloys, tool grade steel, powdered metals, waxes, ceramics, X-ray film and miscellaneous foundry and manufacturing supplies. These materials have generally been available in adequate quantities to

                           Page 11
fill production needs, although prices for some items, primarily metals, have fluctuated significantly in the past. In 1995, the Structurals Division's primary supplier of X-ray film discontinued operations. As a result, PCC filed for and received an injunction to ensure a continuing supply of film until another supplier could be qualified, and then entered an arbitration proceeding with other customers of the film supplier, in which proceeding the available film supplies were allocated among the customers, including PCC. The Company believes that its allocation of the film supply is sufficient for the transition period to the new film supplier. The Structurals Division is working with X-ray film suppliers and anticipates vendors will be qualified and able to provide for the continuing needs of the Division.

   In addition to purchases of materials from outside suppliers, the Company manufactures its own wax blends, ceramic blends, and metal alloys. Many of the processes used in manufacturing these materials were developed by the Company through its own research.

   The Company's Structurals and Airfoils Divisions are each highly integrated, including all facets of the production of precision structural and airfoil investment castings. The Company vacuum melts metals and other elements to create more than 50 varieties of nickel- and cobalt-based alloy blends.
These superalloys are designed to endure extreme temperature and stress conditions and are subjected to high purity standards.
The Company also blends the ceramic materials that are used in forming shell molds and ceramic cores. The Company operates one plant specializing in production of ceramic materials from basic minerals such as zircon and fused silica. Another plant manufactures the preformed ceramic cores that the Company uses in its turbine airfoil castings to produce complex internal cavities and air cooling passages that extend the life of airfoils and improve engine performance. Currently, approximately half of the preformed ceramic cores used by the Airfoils Division are produced by the Company. The Structurals Division produces the majority of its wax formulations, whereas the Airfoils Division purchases most of its wax products from suppliers.

   Commercial deposits of certain metals, such as cobalt, nickel, chromium, columbium and molybdenum, which are required for the alloys used in the Company's castings, are found only in a few parts of the world. The availability and prices of these metals are influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, and inflation. Similarly, supplies of tool grade steel used by SPD are also subject to variation in availability and pricing. These changes in the supply and cost of metals generally affect all companies using these materials, including the Company and its competitors.
                           Page 12

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

Environmental Compliance

   The Company generates, as do all investment casting manufacturers, certain waste materials which must be disposed of, including certain materials for which disposal requires compliance with environmental protection laws and regulations. The Company conducts its operations at industrial sites where hazardous materials have been managed for many years, including periods before careful management of these materials was required or generally believed to be necessary. Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances.

   During the period 1970-1973, the Company contracted for disposal of certain industrial waste at the Pasco Landfill located near Pasco, Washington. This landfill has been designated as a Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The Washington State Department of Ecology ("Ecology")notified the Company that is has determined that the Company is a Potentially Liable Party ("PLP") for the Pasco Landfill Superfund Site. The Company joined with approximately 40 other PLPs that sent industrial wastes to the site, as well as with the owners, operators and other PLPs, to fund the initial Remedial Investigation and Feasibility Study, which was completed


                           Page 13
and accepted by Ecology in March 1994. In April, 1995, the PLPs and Ecology agreed on a Phase II Remedial Investigation/
Feasibility Study Work Plan to study potential remediation alternatives.

   In 1989, the Oregon Health Division (the "Health Division") alleged that the Company discharged low level radioactive material to the Portland city sewer in violation of the Company's radioactive materials license. The City of Portland also has alleged that the discharges violated the Company's discharge permit. Although the Company contested the alleged violations, it undertook extensive cleaning of portions of the sewer system under a consent agreement with the City and the Health Division. In 1994, the Health Division revived the alleged violation, asserting that the issue was not fully resolved by the cleaning. The Health Division has requested additional investigation and further sewer cleaning. The Company continues to contest the alleged violation, but is conducting an investigation of its onsite sewer lines to determine whether additional cleaning is necessary to prevent further discharge of radioactive materials into the City's sewer.

   In 1992 the Company's Oregon facilities were subject to a multi-media inspection by the United States Environmental Protection Agency ("EPA"). A multi-media inspection is a comprehensive investigation of the Company's compliance with all federal environmental laws. In December 1992, EPA issued a notice of violation to the Company, alleging certain violations of the Clean Air Act. Although the EPA has indicated an intent to assess civil penalties in connection with this notice of violation, the notice itself does not include a proposed penalty amount. The Company has asserted defenses to the alleged violations, and the EPA has taken no further action. The Company cannot estimate the level of fines that could be assessed.

   In fiscal year 1993, the Company recorded a provision of $9.9 million to provide for environmental clean-up. The Company believes the remaining reserve is adequate for the identified clean-up.

   As a result of the acquisition of Quamco, Inc. (now SPD) in March 1995, PCC acquired the properties and facilities of Quamco. These properties and facilities had been operated as industrial manufacturing facilities for many years and had used materials now recognized as hazardous. Consequently, there are several environmental remediation efforts in place at SPD facilities. In the acquisition of SPD, PCC received certain environmental indemnities from the prior owners. The prior owners of SPD have agreed to indemnify PCC for environmental losses incurred by Quamco up to a maximum of $35.2 million if the claims are made prior to May 15, 1996, subject to a $150,000 deductible for claims relating to previously owned properties. A $150,000 deductible also applies to claims relating to the expansion of scope of environmental remediation efforts on properties currently owned by SPD. In future years, through March 8, 2000, the indemnity is limited to an aggregate of $5.0 million. No claims have been made to date. The Company believes its reserves and the indemnities provided by the former owners of SPD are adequate to protect the Company from any adverse economic effects of environmental liabilities at SPD facilities.







































                           Page 15

ITEM 2. PROPERTIES

     The Company's manufacturing plants and administrative offices, along with certain information concerning the products and facilities at April 2, 1995, are as follows:

                                                   Building
                                                     Space
Plant and Location            Principal Products   (sq. ft.)
STRUCTURALS DIVISION AND CORPORATE
 Large Structurals
  Business Operation          Large castings       373,000*
    Portland, Oregon

 Titanium Business Operation  Titanium castings    277,000*
    Milwaukie, Oregon

 Small Structurals            Small and            204,000
  Business Operation          medium-sized
    Clackamas, Oregon         castings

 Division Distribution Center Shipping and          47,000**
    Clackamas, Oregon         warehousing

 Administrative Center        Research and          52,000
    Clackamas, Oregon         development, division
                              administration and
                              corporate staff
AIRFOILS DIVISION
 Minerva Plant                Equiaxed, single     288,000
    Minerva, Ohio             crystal and DS
                              airfoils castings

 Crooksville Plant            Airfoils finishing    44,000
    Crooksville, Ohio         for Minerva Plant

 SMP Plant                    Single crystal and   119,000
    Wickliffe, Ohio           DS airfoil castings

 Douglas Plant                Equiaxed airfoil     135,000
    Douglas, Georgia          castings

 Mentor Plant                 Equiaxed, single      65,000**
    Mentor, Ohio              crystal and DS
                              airfoil castings



                           Page 16

 SRI Plant                    Preformed ceramic     73,000
    Cleveland, Ohio           cores

 Sanford Plant                Ceramic materials     66,000
    Sanford, North Carolina   and core finishing
                              for SRI Plant

 Prototype Foundry            Research and          15,000
    Minerva, Ohio             development;
                              experimental
                              production

 Administrative Offices       Administration        13,000**
    Beachwood, Ohio

SPECIALTY PRODUCTS DIVISION
  Reed-Rico Holden Plant      Threading tools and  144,000
    Holden, Massachusetts     machines

  Reed-Rico Bristol Plant     Heading tools         46,000
    Bristol, Rhode Island

  Reed-Rico Gaffney Plant     Heading tools         10,000
    Gaffney, South Carolina

  Eldorado Plant              Gundrilling tools     60,000
    Milford, Connecticut      and machines

  Merriman Plant              Powdered metal parts 193,000
    Hingham, Massachusetts    and self-lubricating
                              structural bearings

PCC - FRANCE
 PCC-France Plant             Medium and large      66,000
    Ogeu, France              sized castings,
                              Titanium castings

ADVANCED FORMING TECHNOLOGY
 AFT Plant                    Powdered metal        40,000**
    Longmont, Colorado        injection molded
                              molded parts

PCC - COMPOSITES
 PCC - Composites Plant       Metal matrix          14,800**
    Pittsburgh, Pennsylvania  composite parts

* 76,000 sq. ft. of the Large Structurals Business Operation plant and 55,000 sq. ft. of the Titanium Business Operation plant are leased.
**  Entire facility is leased.

                           Page 17

   The majority of the Company's facilities are owned.  The
Mentor plant is leased with an option to purchase; the current lease term expires in 2000. The AFT plant lease expires in 1997.

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

Executive Officers of the Registrant (a)


                          Officer            Position Held
Name                       Since     Age  With the Registrant
William C. McCormick      (b) 1985   61    Chairman, President
                                           and Chief Executive
                                           Officer

Peter G. Waite            (c) 1980   51    Executive Vice
                                           President-
                                           Airfoils Division

Mark Donegan              (d) 1992   38    Executive Vice
                                           President-
                                           Structurals
                                           Division

William D. Larsson        (e) 1980   50    Vice President and
                                           Chief Financial
                                           Officer

Roy M. Marvin             (f) 1967   64    Vice President-
                                           Administration and
                                           Secretary

                           Page 18

__________

(a) The officers serve for a term of one year and until their successors are elected.
(b) Elected Chairman in 1994, President and Chief Executive Officer in 1991 and Director in 1986. Served as President and Chief Operating Officer from 1985-1991.
(c)  Elected Executive Vice President -- Airfoils Division in
     1986.
(d)  Elected Executive Vice President -- Structurals Division in
     1992.
(e) Elected Vice President -- Finance in 1980. Named Vice President and Chief Financial Officer in 1993.
(f) Elected Secretary in 1983, Vice President -- Administration in 1980, and Director in 1967. Served as Treasurer from 1967 - 1993.


                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   As of June 2, 1995, there were approximately 2290 shareholders of record of the Company's common stock. The Company's common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Midwest Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters, including dividends, is incorporated herein by reference to the Five-Year Summary of Selected Financial Data and the Quarterly Financial Information in Exhibit 13, the "Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts Corp." The Company expects to continue to pay quarterly cash dividends, subject to its earnings, financial condition and other factors.


ITEM 6. SELECTED FINANCIAL DATA

   Information with respect to Selected Financial Data is incorporated herein by reference to the Five-Year Summary of Selected Financial Data in Exhibit 13, the "Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts
Corp."



                           Page 19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in
Exhibit 13, the "Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts Corp."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to pages
32 through 62 of Exhibit 13, the "Financial Section of the 1995
Annual Report to Shareholders of Precision Castparts Corp."



                          PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement dated June 29, 1995 for the 1995 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to the Company's executive officers follows
Part I, Item 4 of this document.


ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive
Officers" in the Proxy Statement dated June 29, 1995 for the 1995
Annual Meeting of Shareholders of the Registrant.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

   Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement dated June 29, 1995 for the 1995 Annual Meeting of Shareholders of the Registrant.
                           Page 20

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.



                           PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

(a)(1)   Financial Statements
         The following financial statements incorporated by reference from Exhibit 13, the "Financial Section of the 1995 Annual Report to Shareholders of Precision
         Castparts Corp.," are filed as part of this report.

                                     Page in Exhibit 13,
                                    the "Financial Section
                                  of the 1995 Annual Report
                                       to Shareholders
     Statement                  of Precision Castparts Corp."
     Consolidated Statements of Income      32-33
     Consolidated Balance Sheets            34-35
     Consolidated Statements of Cash Flows  36-38
     Consolidated Statements of Shareholders'
       Investment                           39-40
     Notes to Financial Statements          41-58
     Report of Independent Accountants        59

(a)(2) Financial Statement Schedule
     The following schedule is filed as part of this report:

     Schedule II    --   Valuation and Qualifying Accounts

    Report of Independent Accountants on Financial Statement
     Schedule

(b) A Current Report on Form 8-K was filed March 23, 1995 reporting under Item 2 thereof the acquisition of Quamco, Inc. Amendment No. 1 on Form 8-K/A was filed on May 22, 1995 including the following financial statements:

      1.  Financial Statements of Business Acquisition

        Report of Independent Public Accountants.

                           Page 21

        Quamco, Inc. Consolidated Balance Sheets - October 30,
        1994 and October 31, 1993.

        Quamco, Inc., Consolidated Statements of Operations for the Years Ended October 30, 1994 and October 31, 1993.

        Quamco, Inc. Consolidated Statements of Cash Flows for the Years Ended October 30, 1994 and October 31, 1993.

        Quamco, Inc. Notes to Consolidated Financial Statements.

      2.  Interim Financial Statements

        Quamco, Inc. Consolidated Balance Sheet - January 29,
        1995 (unaudited).

        Quamco, Inc. Consolidated Statement of Operations for the Three Months Ended January 29, 1995 (unaudited).

        Quamco, Inc. Consolidated Statement of Cash Flows for the Three Months Ended January 29, 1995 (unaudited).

      3.  Pro Forma Financial Information

        Pro Forma Combined Balance Sheet January 1, 1995
        (unaudited).

        Notes to Pro Forma Combined Balance Sheet (unaudited).

        Pro Forma Combined Income Statements for the Year Ended
        April 3, 1994 (unaudited) and the Nine Months Ended
        January 1, 1995 (unaudited).

        Notes to Pro Forma Combined Income Statements
        (unaudited).
















                           Page 22

(a)(3) Exhibits

                    (3)A --   Restated Articles of Incorporation
                    of
                              Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    (3)A in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (3)B --   Bylaws of Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    (3)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (4)  --   Note Purchase Agreement, dated as
                    of July 20, 1987 between Precision Castparts
                    Corp. and The Prudential Insurance Company of
                    America. (Incorporated herein by reference to
                    Exhibit (4) in the Form 10-K dated April 3,
                    1994.)  (File number 1-10348)

                    (10)A     --   Precision Castparts Corp.
                    Revised and Restated Stock Incentive Plan as
                    amended. (Incorporated herein by reference to
                    Exhibit (10)A in the Form 10-K dated April 3,
                    1994.)  (File number 1-10348)

                    (10)B     --   Precision Castparts Corp. Non-
                    Employee Directors' Stock Option Plan.
                    (Incorporated herein by reference to Exhibit
                    (10)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (10)C     --   Precision Castparts Corp. 1994
                    Stock Incentive Plan.  (Incorporated herein
                    by reference to Appendix A in Registrant's
                    June 20, 1994 Proxy Statement to
                    Shareholders.)  (File number 1-10348)

                    (10)D     --   Precision Castparts Corp.
                    Nonemployee Directors' Deferred Compensation
                    Plan dated January 1, 1995.

                    (10)E     --   Precision Castparts Corp.
                    Executive Deferred Compensation Plan dated
                    January 1, 1995




                           Page 23

                    (11) --   Statement re Calculation of
                    Earnings Per Share for the Year Ended April
                    2, 1995.

                    (13) --   Financial Section of the 1995
                    Annual Report to Shareholders of Precision
                    Castparts Corp. for the year ended April 2,
                    1995.

                    (21) --   Subsidiaries of Precision Castparts
                    Corp.

                    (23) --   Consent of Independent Accountants.

                    (27) --   Financial Data Schedule

(b)

                    (c)  See (a) (3) above.
                    (d)  See (a) (2) above.


































                           Page 24

                         SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   PRECISION CASTPARTS CORP.

                                   By  /s/  WILLIAM C. MCCORMICK
                                   _____________________________
                                   William C. McCormick
                                   Chairman of the Board,
Director, President and
                                   Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title
____________________________________________________________

As officers or directors of
PRECISION CASTPARTS CORP.

/s/ WILLIAM C. MCCORMICK      Chairman of the Board,
___________________________   Director, President and Chief
William C. McCormick          Executive Officer

/s/ WILLIAM D. LARSSON        Vice President and Chief
___________________________   Financial Officer
William D. Larsson            (Principal Financial and
                              Accounting Officer)

/s/ ROY M. MARVIN             Director and Vice President-
___________________________   Administration and Secretary
Roy M. Marvin

/s/ PETER R. BRIDENBAUGH      Director
___________________________
Peter R. Bridenbaugh

/s/ EDWARD H. COOLEY          Director
___________________________
Edward H. Cooley

/s/ DON C. FRISBEE            Director
___________________________
Don C. Frisbee
                           Page 25

/s/ DON R. GRABER             Director
___________________________
Don R. Graber

/s/ HOWARD W. HILL            Director
___________________________
Howard W. Hill

/s/ KENNETH H. PIERCE         Director
___________________________
Kenneth H. Pierce

/s/ STEVEN G. ROTHMEIER       Director
___________________________
Steven G. Rothmeier

/s/ DWIGHT A. SANGREY         Director
___________________________
Dwight A. Sangrey































                           Page 26


                                                           SCHEDULE II
                   PRECISION CASTPARTS CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                               For the years ended
                                 (000's Omitted)



      Column A     Column B    Column C       Column D    Column E     Column F
________________________________________________________________________________
                              Additions    Uncollectible Additions
                  Balance at  Charged to      Accounts     due to      Balance
                  Beginning   Additions       Written     Business      at End
   Classification of Period    at Cost          Off     Acquisitions  of Period
________________________________________________________________________________
March 28, 1993
Reserve for Doubtful
  Accounts         $    500  $     200       $    100     $     --    $    600
                   ========   ========       ========     ========    ========

April 3, 1994
Reserve for Doubtful
  Accounts         $    600   $    200       $    100     $     --    $    700
                   ========   ========       ========     ========    ========

April 2, 1995
Reserve for Doubtful
  Accounts         $    700   $    100       $    100    $    500     $  1,200
                   ========   ========       ========     ========    ========

                                     Page 27

            REPORT OF INDEPENDENT ACCOUNTANTS ON
                FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Precision Castparts
Corp.

     Our audits of the consolidated financial statements referred to in our report dated May 3, 1995 appearing on page 10 of the Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are included as Exhibit 13 in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP
_________________________
PRICE WATERHOUSE LLP
Portland, Oregon
May 3, 1995

























                           Page 28

INDEX TO EXHIBITS
EXHIBITS

                    (3)A --   Restated Articles of Incorporation
                    of
                              Precision Castparts Corp.
                    (Incorporated herein by reference in the Form
                    10-K dated April, 1994.)

                    (3)B --   Bylaws of Precision Castparts Corp.
                    (Incorporated herein by reference in the Form
                    10-K dated April, 1994.)

                    (4)  --   Note Purchase Agreement, dated as
                    of July 20, 1987 between Precision Castparts
                    Corp. and The Prudential Insurance Company of
                    America. (Incorporated herein by reference in
                    the Form 10-K dated April, 1994.)

                    (10)A     --   Precision Castparts Corp.
                    Revised and Restated Stock Incentive Plan as
                    amended. (Incorporated herein by reference in
                    the Form 10-K dated April, 1994.)

                    (10)B     --   Precision Castparts Corp. Non-
                    Employee Directors' Stock Option Plan.
                    (Incorporated herein by reference in the Form
                    10-K dated April, 1994.)

                    (10)C     --   Precision Castparts Corp. 1994
                    Stock Incentive Plan.  (Filed as Appendix A
                    in Registrant's June 20, 1994 Proxy Statement
                    to Shareholders.) (Incorporated herein by
                    reference in the Form 10-K dated April,
                    1994.)

                    (10)D     --   Precision Castparts Corp.
                    Nonemployee Directors' Deferred Compensation
                    Plan dated January 1, 1995.

                    (10)E     --   Precision Castparts Corp.
                    Executive Deferred Compensation Plan dated
                    January 1, 1995

                    (11) --   Statement re Calculation of
                    Earnings Per Share for the year ended
                    April 2, 1995.




                           Page 29

                    (13) --   Financial Section of the 1995
                    Annual Report to Shareholders of
                    Precision Castparts Corp. for the Year
                    Ended April 2, 1995.

                    (21) --   Subsidiaries of Precision
                    Castparts Corp.

                    (23) --   Consent of Independent
                    Accountants.

                    (27) --   Financial Data Schedule

                    (c)  See (a) (3) above.
                    (d)  See (a) (2) above.


EXHIBIT (10)D
     Precision Castparts Corp. Nonemployee Directors'
     Deferred Compensation Plan dated January 1, 1995.





PDX2-14907.1 62232 0003

                                                 CONFORMED COPY













                  PRECISION CASTPARTS CORP.

      NONEMPLOYEE DIRECTORS' DEFERRED COMPENSATION PLAN

                       January 1, 1995





Precision Castparts Corp.
an Oregon corporation
4600 SE Harney Drive
Portland, Oregon  97206                                 Company

                      TABLE OF CONTENTS


                                                           Page


1.   Plan Administration                                    1

2.   Deferral Elections                                     1

3.   Directors' Deferred Fee Accounts                       2

4.   Time and Manner of Payment                             3

5.   Death                                                  4

6.   Termination; Amendment                                 5

7.   Claims Procedure                                       5

8.   General Provisions                                     6

9.   Definition of Change of Control                        7

10.  Effective Date                                         8

                   PRECISION CASTPARTS CORP.

       NONEMPLOYEE DIRECTORS' DEFERRED COMPENSATION PLAN

                        January 1, 1995


Precision Castparts Corp.
an Oregon corporation
4600 SE Harney Drive
Portland, Oregon  97206                                   Company


         Members of the Precision Castparts Corp. Board of Directors who are not employees of Precision Castparts Corp. or an affiliate (Nonemployee Directors) are paid cash retainers and meeting fees, for service as directors of the Company (Directors'
Fees).

         In order to provide greater incentives for qualified persons to serve as Nonemployee Directors, the Company adopts this plan to allow the Nonemployee Directors to elect from time to time to defer receipt of Directors' Fees.

     1.  Plan Administration

         The Compensation Committee of the Board of Directors of the Company shall appoint one or more employees of the Company as Administrator of the plan. The Administrator shall interpret and administer the plan and for that purpose may make, amend or revoke rules and regulations at any time. The Administrator shall have absolute discretion to carry out responsibilities established under this plan.

     2.  Deferral Elections

         2.1 A Nonemployee Director may elect as provided below to defer all or a specified part of the Directors' Fees payable to the Director. An election shall be in writing on a form provided by the Administrator and shall specify the time and manner of payment of the deferred amounts in accordance with other provisions of this plan.

         2.2 An election to defer Directors' Fees received by the Administrator on or before December 31 of any year shall be effective for fees payable for the succeeding calendar year. A new fee deferral election must be made for each calendar year.

Page 2
         2.3 The Company may withhold from any deferral, or from nondeferred fees payable at the same time, any amounts required by applicable law and regulations.

     3.  Directors' Deferred Fee Accounts

         3.1 The Company shall deduct from Directors' Fees and credit to a Directors' Fee Deferral Account (the Account) each Directors' Fee amount deferred under this plan. The Account shall be credited as of the day the deferred Directors' Fee would otherwise have been paid to the Director.

         3.2 Until full payment of an Account balance has been made to the Director or beneficiaries entitled to the amount identified by the Account (the Participant), the Company shall adjust the Account quarterly for investment performance as follows:

              3.2-1 The investment result shall be determined by the Performance Option selected by the Participant.

              3.2-2 Participants may make the Performance Option selections under 3.2-3 as of January 1 and July 1 of any plan year. A Performance Option selection shall either apply to all amounts in a Participant's Account, or shall apply only to future deferral amounts, as selected by the Participant. Selections shall be made in writing on a form prescribed by the Administrator and shall be effective as of the January 1 or July 1 after receipt of the form by the Administrator.

              3.2-3 Performance Options are designated by the Compensation Committee of the Board of Directors of the Company.
Initial Performance Options are as follows:

                  (a)   S&P 500 Index, as reported in
         the Wall Street Journal.

                  (b)   Company Common Stock, as
         reported in the Wall Street Journal.

                  (c)   Prime Rate plus 2 Percent, based
         on the average of First Interstate Bank of Oregon's prime rate in effect on the last business day of each month in the quarter.

              3.2-4 When the S&P 500 Index and the Company Common Stock Performance Options have been selected, amounts deferred during the quarter shall be credited as equivalent shares at the closing price on the day of the deferral. Cash dividends on

Page 3
Company Common Stock shall be applied to equivalent shares held on the record date, and shall be credited as additional equivalent shares based on the closing price on the dividend payment date. Cash dividend yield on the S&P 500 Index shall be applied to all deferrals under the S&P 500 Index Performance Option during the quarter, prorated daily, and shall be credited as additional equivalent shares at the end of the quarter based on the S&P 500 Index closing price on the last day of the quarter. All equivalent shares shall be revalued up or down to the closing price on the last business day of the quarter.

              3.2-5  When the Prime Rate plus 2 Percent
Performance Option has been selected, amounts deferred during a quarter shall be adjusted as of the last day of the quarter based on the quarter's average Prime Rate plus 2 Percent, prorated daily.

         3.3 Each Director's Account shall be maintained on the books of the Company until full payment has been made to the Participant entitled to the amount identified by the Account. No funds shall be set aside or earmarked for the Account, which shall be purely a bookkeeping device.

     4.  Time and Manner of Payment

         4.1 Subject to 4.5, 5.1 and 6.3, the Account shall be paid or payment commenced as of the January 31 next after one of the following dates as selected under 4.3:

                  (a)   The date the Director's service
         on the Company's Board ends, or

                  (b)   The expiration of a specified
         deferral term (minimum five years) if earlier.

        4.2 Subject to 4.5, 5.1 and 6.3, the Account shall be paid in one of the following ways as selected under 4.3:

                  (a)   In a single lump sum.

                  (b)   In not more than five
         substantially equal annual installments of principal with Performance Option Adjustments.
         For example, the first payment shall be one-fifth of the balance on the December 31 preceding the first payment date, the second shall be one-fourth of the balance on the December 31 preceding the second payment date, and so on. The final payment shall be the remaining balance adjusted to the final
         January 31 payment date.

Page 4
         4.3 The time and manner of payment under 4.1 and 4.2 shall be selected by the Director as follows:

                  (a)   The selection shall be made in
         the deferral election.

                  (b)   The selection shall be
         irrevocable for the portion of the Account attributable to amounts deferred under the election in which the selection is made.

                  (c)   If the time or method of payment
         is different under different elections, the Account shall be appropriately divided for distribution.

                  (d)   Other payment options may be
         established by the Compensation Committee of the Board of Directors of the Company, and made available prospectively for selection by
         Directors for future deferrals.

         4.4 The Company may withhold from any payments any income tax or other amounts as required by law.

         4.5 If a Director's service on the Company's Board ends involuntarily (by removal of the Director or by expiration of the Director's term without reappointment) within 12 months after a Change in Control as defined in 9, the Director's Account shall be paid in one lump sum as soon as practical after the Directors' service on the Company's Board ends, regardless of the otherwise applicable election. If the payment is on a date other than the end of a quarter, the Director's Account shall be adjusted based on the applicable Performance Option as of the most recent month end.

     5.  Death

         5.1 A Director's Account shall be payable under 5.2 on the Director's death regardless of the provisions of 4.

         5.2 On death of a Director the Account shall be paid in the following order of priority:

                  (a)   To the surviving beneficiaries
         designated by the Director in writing to the Administrator in the Director's deferral election(s), or if none then

                  (b)   To the Director's surviving
         spouse, or if none then

Page 5
                  (c)   To the Director's surviving
         children in equal shares, or if none then

                  (d)   To the Director's estate.

         5.3 The manner of payment under 5.2 shall be as follows:

                  (a)   Annual installments to the
         surviving spouse of a Director who elected installments but died before starting to receive payments. The period selected for the Director's payments shall govern the spouse's payments. If the Director had already started receiving installments, the surviving spouse shall receive the installments for the remainder of the term selected by the Director.

                  (b)   A lump sum paid as soon as
         practical to any other beneficiary.

         5.4 On death of a surviving spouse receiving installments under 5.3(a), the Account shall be paid in a single sum to the spouse's estate as soon as practical after death.

     6.  Termination; Amendment

         6.1 The Board of Directors of the Company may terminate this plan effective the first day of any calendar year after notice to the Nonemployee Directors. On termination, amounts in an Account shall remain to the credit of the Account, shall continue to be adjusted quarterly and shall be paid in accordance with 4, 5 or 6, as applicable.

         6.2 The Board of Directors of the Company may amend this plan effective the first day of any calendar year after notice to the Nonemployee Directors.

         6.3 If the Internal Revenue Service rules that any amounts deferred under this plan will be subject to current income tax, all amounts to which the ruling is applicable shall be paid within 30 days to all Participants with Accounts.

     7.  Claims Procedure

         7.1 Any Participant claiming a benefit, requesting an interpretation or ruling under the plan, or requesting information under the plan shall present the request in writing to the Administrator, who shall respond in writing as soon as practicable.

Page 6
         7.2 If the claim or request is denied, the written notice of denial shall state the following:

                  (a)   The reasons for denial, with
         specific reference to the plan provisions on which the denial is based.

                  (b)   A description of any additional
         material or information required and an
         explanation of why it is necessary.

                  (c)   An explanation of the plan's
         review procedure.

         7.3 The initial notice of denial shall normally be given within 90 days after receipt of the claim. If special circumstances require an extension of time, the claimant shall be so notified and the time limited shall be 180 days.

         7.4 Any person whose claim or request is denied or who has not received a response within 30 days may request review by notice in writing to the Administrator. The original decision shall be reviewed by the Administrator which may, but shall not be required to, grant the claimant a hearing. On review, whether or not there is a hearing, the claimant may have representation, examine pertinent documents and submit issues and comments in writing.

         7.5 The decision on review shall ordinarily be made within 60 days. If an extension of time is required for a hearing or other special circumstances, the claimant shall be so notified and the time limit shall be 120 days. The decision shall be in writing and shall state the reasons and the relevant plan provisions. All decisions on review shall be final and bind all parties concerned.

     8.  General Provisions

         8.1 All amounts of deferred Directors' Fees under this plan shall remain at all times the unrestricted assets of the Company and the promise to pay the deferred amounts shall at all times remain unfunded as to the Participants. The rights of Participants under the plan shall only be as general creditors of the Company.

         8.2 Any notice under this plan shall be in writing or by electronic means and shall be received when actually delivered or, if mailed, when deposited postpaid as first class mail. Mail

Page 7
should be directed to the Company at the address stated in this plan, to a Director at the address stated in the Director's election, to a beneficiary entitled to benefits at the address stated in the Director's beneficiary designation or to such other address as either party may specify by notice to the other party.

         8.3 The interests of a Director or beneficiary under this plan are personal and no such interest may be assigned, seized by legal process or in any way subjected to the claims of any creditor.

    9.   Definition of Change of Control

         For purposes of this Plan, a "change in control of the Company" shall be deemed to have occurred if:

                  (a)   Any "person," as such term is
         used in Sections 13(d) and 14(d) of the
         Securities Exchange Act of 1934, as amended
         (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20 percent or more of the combined voting power of the Company's then outstanding securities;

                  (b)   During any period of two
         consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board of Directors of the Company (the Board), and any new director
         (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this Section) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or

Page 8
              nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

                  (c)   The stockholders of the Company
         approve a merger or consolidation of the Company with any other company, other than
         (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20 percent of the combined voting power of the Company's then outstanding securities; or

                  (d)   The stockholders of the Company
         approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

   10.   Effective Date

         This plan shall be effective January 1, 1995.


                                  PRECISION CASTPARTS CORP.


                                  /s/ R. M. MARVIN
                              _________________________________

                                  Executed:  December 5, 1994



EXHIBIT (10)E
     Precision Castparts Corp. Executive Deferred
     Compensation Plan dated January 1, 1995.

                                                 CONFORMED COPY














                  PRECISION CASTPARTS CORP.

             EXECUTIVE DEFERRED COMPENSATION PLAN

                       January 1, 1995

             (As Amended Through Amendment No. 1)





Precision Castparts Corp.
an Oregon corporation
4600 SE Harney Drive
Portland, Oregon  97206                                 Company

                      TABLE OF CONTENTS


                                                           Page


1.  Plan Administration                                     1

2.  Eligibility; Deferral                                   1

3.  Executive Deferred Compensation Accounts                3

4.  Time and Manner of Payment                              4

5.  Death                                                   6

6.  Termination; Amendment                                  7

7.  Claims Procedure                                        7

8.  General Provisions                                      8

9.  Definition of Change of Control                         8

10. Effective Date                                          10

                   PRECISION CASTPARTS CORP.

              EXECUTIVE DEFERRED COMPENSATION PLAN

                        January 1, 1995

              (As Amended Through Amendment No. 1)


Precision Castparts Corp.
an Oregon corporation
4600 SE Harney Drive
Portland, Oregon  97206                                   Company


         Precision Castparts Corp. (the Company) adopts this Executive Deferred Compensation Plan (the Plan) to create a deferred compensation arrangement for a select group of management or highly compensated employees (Executives) whose deferred compensation under the Company's other retirement plans may be restricted by law or otherwise may not provide fully for their retirement benefit needs. In order to help the Company attract and retain key Executives, this plan of deferred compensation is adopted effective January 1, 1995 on the terms set forth below.

     1.  Plan Administration

         1.1 The Plan shall apply to the Company and to any Affiliate that employs an eligible employee. "Affiliate" means a corporation or other entity that is more than 50% owned by the Company.

         1.2 The Compensation Committee of the Board of Directors of the Company shall appoint one or more employees of the Company as Administrator of the plan. The Administrator shall interpret and administer the plan and for that purpose may make, amend or revoke rules and regulations at any time. The Administrator shall have absolute discretion to carry out responsibilities established under this plan.

     2.  Eligibility; Deferral Elections

         2.1 The following employees of the Company will be eligible to participate in the plan, subject to 2.2:

                  (a)   Executives currently covered under the
         Company's Supplemental Retirement Plan for Executives.

Page 2
                  (b)   Any additional Executives added by the
         Compensation Committee of the Company's Board of
         Directors.

         2.2 Executives may be removed from eligibility prospectively by the Compensation Committee.

         2.3 An eligible Executive may elect as provided below to defer a whole number percentage of the Executive's salary or bonuses or both (Compensation). Different percentages may be selected for salary and for bonuses, up to a maximum deferral percentage set by the Compensation Committee. Initially, the maximum deferral percentage is 25% for salary, 100% for bonuses. The Compensation Committee may change the maximum deferral percentage on or before December 31 to be effective for succeeding calendar years. An eligible Executive may limit a bonus deferral election to the portion of the percentage deferral that exceeds a floor dollar amount designated by the Executive in the deferral election, or to the lesser of a stated dollar amount or a percentage of the bonus.

         2.4 An election shall be in writing on a form provided by the Administrator and shall specify the time and manner of payment of the deferred amounts in accordance with other provisions of this plan.

         2.5 An election to defer Compensation shall be effective as follows:

                  (a)   A salary deferral election received by
         the Administrator on or before December 31 of any year shall be effective for the succeeding calendar year. A new salary deferral election must be made for each calendar year.

                  (b)   Except as provided in (c), a bonus
         deferral election must be received by the Administrator by the last day of the fiscal year before the start of the fiscal year to which the bonus refers. A bonus deferral election shall be effective only for a single bonus period. A new election must be made prior to each bonus period. If no election is made, no deferrals shall be made for the bonus period.


Page 3
                  (c) An initial bonus deferral election may be submitted before January 1, 1995 to apply to the bonus, if any, paid in 1995 for the first bonus period that ends in 1995.

                  (d) In the first year in which an Executive becomes eligible to participate in the Plan, the newly eligible Executive may make an election to defer compensation for services to be performed subsequent to the election within 30 days after the date the Executive first becomes eligible. The election shall be effective at the beginning of the next calendar month.

         2.6 The Company may withhold from any deferral any amounts required by applicable law and regulations.

     3.  Executive Deferred Compensation Accounts

         3.1 The Company shall deduct from an Executive's Compensation as applicable and credit to an Executive Deferred Compensation Account (the Account) each Compensation amount deferred under this plan. The Account shall be credited as of the day the Compensation would otherwise have been paid to the Executive.

         3.2 Until full payment of an Account balance has been made to the Executive or beneficiaries entitled to the amount identified by the Account (the Participant), the Company shall adjust the Account quarterly for investment performance as follows:

              3.2-1 The investment result shall be determined by the Performance Option selected by the Participant.

              3.2-2 Participants may make the Performance Option selections under 3.2-3 as of January 1 and July 1 of any plan year. A Performance Option selection shall either apply to all amounts in a Participant's Account, or shall apply only to future deferral amounts, as selected by the Participant. Selections shall be made in writing on a form prescribed by the Administrator and shall be effective as of the January 1 or July 1 after receipt of the form by the Administrator.

Page 4
              3.2-3 Performance Options are designated by the Compensation Committee of the Board of Directors of the Company.
Initial Performance Options are as follows:

                  (a)   S&P 500 Index, as reported in the Wall
         Street Journal.

                  (b) Company Common Stock, as reported in the Wall Street Journal.

                  (c)   Prime Rate plus 2 Percent, based on the
         average of First Interstate Bank of Oregon's prime rate in effect on the last business day of each month in the quarter.

              3.2-4 When the S&P 500 Index and the Company Common Stock Performance Options have been selected, amounts deferred during the quarter shall be credited as equivalent shares at the closing price on the day of the deferral. Cash dividends on Company Common Stock shall be applied to equivalent shares held on the record date, and shall be credited as additional equivalent shares based on the closing price on the dividend payment date. Cash dividend yield on the S&P 500 Index shall be applied to all deferrals under the S&P 500 Index Performance Option during the quarter, prorated daily, and shall be credited as additional equivalent shares at the end of the quarter based on the S&P 500 Index closing price on the last day of the quarter. All equivalent shares shall be revalued up or down to the closing price on the last business day of the quarter.

              3.2-5  When the Prime Rate plus 2 Percent
Performance Option has been selected, amounts deferred during a quarter shall be adjusted as of the last day of the quarter based on the quarter's average Prime Rate plus 2 Percent, prorated daily.

         3.3 Each Executive's Account shall be maintained on the books of the Company until full payment has been made to the Participant entitled to the amount identified by the Account. No funds shall be set aside or earmarked for the Account, which shall be purely a bookkeeping device.

     4.  Time and Manner of Payment

         4.1 Subject to 4.5, 5.1 and 6.3, the Account shall be paid or payment commenced as of the January 31 next after one of the following dates as selected under 4.3:

Page 5
                  (a)   The date the Executive retires or
         terminates employment with the Company, or

                  (b)   The expiration of a specified deferral
         term (minimum five years) if earlier.

        4.2 Subject to 4.5, 5.1 and 6.3, the Account shall be paid in one of the following ways as selected under 4.3:

                  (a)   In a single lump sum.

                  (b) In not more than five substantially equal annual installments of principal with Performance Option Adjustments. For example, the first payment shall be one-fifth of the balance on the December 31 preceding the first payment date, the second shall be one-fourth of the balance on the December 31 preceding the second payment date, and so on. The final payment shall be the remaining balance adjusted to the final January 31 payment date.

         4.3 The time and manner of payment under 4.1 and 4.2 shall be selected by the Executive as follows:

                  (a)   The selection shall be made in the
         deferral election.

                  (b)   The selection shall be irrevocable for
         the portion of the Account attributable to amounts deferred under the election in which the selection is made.

                  (c)   If the time or method of payment is
         different under different elections, the Account shall be appropriately divided for distribution.

                  (d) Other payment options may be established by the Compensation Committee of the Board of Directors of the Company, and made available prospectively for selection by Executives for future deferrals.

         4.4 The Company may withhold from any payments any income tax or other amounts as required by law.

         4.5 If an Executive's employment with the Company ends involuntarily by termination of the Executive's employment within

Page 6
12 months after a Change in Control as defined in 9, the Executive's Account shall be paid in one lump sum as soon as practical after termination of employment, regardless of the otherwise applicable election. If the payment is on a date other than the end of a quarter, the Executive's Account shall be adjusted based on the applicable Performance Option as of the most recent month end.

     5.  Death

         5.1 An Executive's Account shall be payable under 5.2 on the Executive's death regardless of the provisions of 4.

         5.2 On death of an Executive the Account shall be paid in the following order of priority:

                  (a) To the surviving beneficiaries designated by the Executive in writing to the Administrator in the Executive's deferral election(s), or if none then

                  (b)   To the Executive's surviving spouse, or
         if none then

                  (c) To the Executive's surviving children in equal shares, or if none then

                  (d)   To the Executive's estate.

         5.3 The manner of payment under 5.2 shall be as follows:

                  (a)   Annual installments to the surviving
         spouse of an Executive who elected installments but died before starting to receive payments. The period selected for the Executive's payments shall govern the spouse's payments. If the Executive had already started receiving installments, the surviving spouse shall receive the installments for the remainder of the term selected by the Executive.

                  (b)   A lump sum paid as soon as practical to
         any other beneficiary.

Page 7
         5.4 On death of a surviving spouse receiving installments under 5.3(a), the Account shall be paid in a single sum to the spouse's estate as soon as practical after death.

     6.  Termination; Amendment

         6.1 The Board of Directors of the Company may terminate this plan effective the first day of any calendar year after notice to the eligible Executives. On termination, amounts in an Account shall remain to the credit of the Account, shall continue to be adjusted quarterly and shall be paid in accordance with 4, 5 or 6, as applicable.

         6.2 The Board of Directors of the Company may amend this plan effective the first day of any calendar year after notice to the eligible Executives.

         6.3 If the Internal Revenue Service rules that any amounts deferred under this plan will be subject to current income tax, all amounts to which the ruling is applicable shall be paid within 30 days to all Participants with Accounts.

     7.  Claims Procedure

         7.1 Any Participant claiming a benefit, requesting an interpretation or ruling under the plan, or requesting information under the plan shall present the request in writing to the Administrator, who shall respond in writing as soon as practicable.

         7.2 If the claim or request is denied, the written notice of denial shall state the following:

                  (a)   The reasons for denial, with specific
         reference to the plan provisions on which the denial is based.

                  (b) A description of any additional material or information required and an explanation of why it is necessary.

                  (c)   An explanation of the plan's review
         procedure.

         7.3 The initial notice of denial shall normally be given within 90 days after receipt of the claim. If special circumstances require an extension of time, the claimant shall be so notified and the time limited shall be 180 days.

Page 8
         7.4 Any person whose claim or request is denied or who has not received a response within 30 days may request review by notice in writing to the Administrator. The original decision shall be reviewed by the Administrator which may, but shall not be required to, grant the claimant a hearing. On review, whether or not there is a hearing, the claimant may have representation, examine pertinent documents and submit issues and comments in writing.

         7.5 The decision on review shall ordinarily be made within 60 days. If an extension of time is required for a hearing or other special circumstances, the claimant shall be so notified and the time limit shall be 120 days. The decision shall be in writing and shall state the reasons and the relevant plan provisions. All decisions on review shall be final and bind all parties concerned.

     8.  General Provisions

         8.1 All amounts of deferred Compensation under this plan shall remain at all times the unrestricted assets of the Company and the promise to pay the deferred amounts shall at all times remain unfunded as to the Participants. The rights of Participants under the plan shall only be as general creditors of the Company.

         8.2 Any notice under this plan shall be in writing or by electronic means and shall be received when actually delivered or, if mailed, when deposited postpaid as first class mail. Mail should be directed to the Company at the address stated in this plan, to a Director at the address stated in the Executive's election, to a beneficiary entitled to benefits at the address stated in the Executive's beneficiary designation or to such other address as either party may specify by notice to the other party.

         8.3 The interests of an Executive or beneficiary under this plan are personal and no such interest may be assigned, seized by legal process or in any way subjected to the claims of any creditor.

    9.   Definition of Change of Control

         For purposes of this Plan, a "change in control of the Company" shall be deemed to have occurred if:

Page 9
                  (a)   Any "person," as such term is used in
         Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20 percent or more of the combined voting power of the Company's then outstanding securities;

                  (b)   During any period of two consecutive
         years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board of Directors of the Company (the Board), and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this Section) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

                  (c) The stockholders of the Company approve a merger or consolidation of the Company with any other company, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20 percent of the combined voting power of the Company's then outstanding securities; or

Page 10
                  (d) The stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

   10.   Effective Date

         This plan shall be effective January 1, 1995.


                                  PRECISION CASTPARTS CORP.


                                  /s/ R. M. MARVIN
                              __________________________________

                                  Executed:  December 5, 1994


AMENDMENT NO. 1 EXECUTED AS FOLLOWS EFFECTIVE JANUARY 1, 1995:
_____________________________________________________________

Adopted:  March 24, 1995

                                  PRECISION CASTPARTS CORP.


                                  /s/  R. M. MARVIN
                              __________________________________
                                  Executed:  March 24, 1995



















                           Page 30

EXHIBIT 11

                  PRECISION CASTPARTS CORP.
              CALCULATION OF EARNINGS PER SHARE
              FOR THE YEAR ENDED APRIL 2, 1995



                                                         Fully
                                         Primary        Diluted
                                         Earnings     Earnings Per
                                      Per Share (1)      Share
Weighted average number of shares
  of common stock outstanding         20,000,389        20,000,389

Common stock equivalents:
  Application of the "treasury stock"
  method to stock option and purchase
  plans                                       --           177,260
                                      __________        __________
Weighted average number of shares
  outstanding                         20,000,389        20,177,649
                                      ==========        ==========

Rounded to                            20,000,000        20,200,000
                                      ==========        ==========

Net income                           $29,000,000       $29,000,000
                                     ===========       ===========

Net income per share                       $1.45             $1.44
                                           =====             =====

__________
(1) Accounting Principles Board Opinion No. 15, "Earnings Per Share," allows companies to disregard dilution of less than 3 percent in the computation of earnings per share. Therefore, shares used in computing earnings per share for financial reporting purposes are 20,000,000 shares.






                           Page 31

EXHIBIT 13
Financial Section of the 1995 Annual Report to
Shareholders of Precision Castparts Corp.

Consolidated Statements of Income
Precision Castparts Corp. and Subsidiaries
(In thousands, except per share data)

                                         Fiscal Years Ended
____________________________________________________________
______
                                      April 2,  April 3, March 28,
                                          1995      1994      1993
____________________________________________________________
______
Net Sales                             $436,400  $420,400  $461,400
Cost of Goods Sold                     359,500   351,700   393,100
Provision for:
  Restructuring charges                     --        --    27,200
  Environmental charges                     --        --     9,900
Selling and Administrative Expenses     31,600    30,200    31,900
Interest Expense (Income), net         (1,500)     1,100     (600)
____________________________________________________________
______
Income (Loss) before Provision
  for Income Taxes                      46,800    37,400     (100)
Provision (Benefit) for Income
  Taxes                                 17,800    12,300   (1,900)
____________________________________________________________
______
Income before Cumulative Effect
  of Accounting Change                  29,000    25,100     1,800
Cumulative Effect of Change in
  Accounting for Postretirement
                                     Page 32

  Benefits Other Than Pensions
  (net of tax benefit of $1,800)            --   (2,900)        --
____________________________________________________________
______
Net Income                             $29,000  $ 22,200  $  1,800
____________________________________________________________
______
Income (Charge) per Share:
  Before cumulative effect of
    accounting change                  $  1.45  $   1.29  $   0.07
  Cumulative effect of change
    in accounting for post-
    retirement benefits other
    than pensions                           --     (0.15)       --
____________________________________________________________
______
Net Income per Common Share            $  1.45  $   1.14  $   0.07
____________________________________________________________
______

See Notes to Financial Statements on pages 41 through 58.















                                     Page 33

Consolidated Balance Sheets
Precision Castparts Corp. and Subsidiaries
(In thousands)

____________________________________________________________
______

                                                April 2,  April 3,
Assets                                              1995      1994
____________________________________________________________
______
Current Assets:
  Cash and cash equivalents                     $  3,900  $ 55,200
  Receivables, net of reserves of
    $1,200 in 1995 and $700 in 1994               83,100    69,000
  Inventories                                     90,900    74,000
  Prepaid expenses                                 2,300     1,300
  Deferred income taxes                            9,900    11,600
____________________________________________________________
______
    Total current assets                         190,100   211,100
____________________________________________________________
______
Property, Plant and Equipment, at cost:
  Land                                             6,800     3,500
  Buildings and improvements                      46,500    37,000
  Machinery and equipment                        216,800   201,500
  Construction in progress                         9,100     3,100
____________________________________________________________
______
                                                 279,200   245,100
  Less-Accumulated depreciation                (143,000) (128,600)
____________________________________________________________
______
    Net property, plant and equipment            136,200   116,500
____________________________________________________________
______
                                     Page 34

Goodwill and Other Assets                         80,400    15,300
____________________________________________________________
______
                                                $406,700  $342,900
____________________________________________________________
______
Liabilities and Shareholders' Investment
____________________________________________________________
______
Current Liabilities:
  Notes payable                                 $  6,900  $  1,000
  Current portion of long-term debt                5,400     3,900
  Accounts payable                                25,600    17,900
  Accrued liabilities                             56,500    49,300
  Income taxes payable                             5,800    13,300
____________________________________________________________
______
    Total current liabilities                    100,200    85,400
____________________________________________________________
______
Long-Term Debt, excluding current portion         13,700    10,800
Deferred Income Taxes                             16,700    11,200
Accrued Retirement Benefits Obligation            10,000     6,000
Other Long-Term Liabilities                        7,700     6,700

Shareholders' Investment:
  Common stock, $1 stated value                   20,200    13,100
  Paid-in capital                                  5,200     3,100
  Retained earnings                              230,700   206,100
  Cumulative translation adjustments               2,300       500
____________________________________________________________
______
    Total shareholders' investment               258,400   222,800
____________________________________________________________
______
                                                $406,700  $342,900
____________________________________________________________
______

See Notes to Financial Statements on pages 41 through 58.

                                     Page 35

Consolidated Statements of Cash Flows
Precision Castparts Corp. and Subsidiaries
(In thousands)

                                            Fiscal Years Ended
____________________________________________________________
______
                                      April 2,  April 3, March 28,
                                          1995      1994      1993
____________________________________________________________
______
Cash Flows from Operating Activities:
  Net income                           $29,000  $ 22,200   $ 1,800
  Non-cash items included in income:
    Depreciation and amortization       23,900    28,700    20,100
    Deferred income taxes                4,300   (2,500)  (10,700)
    Provision for restructuring and
      environmental charges                 --        --    33,000
    Cumulative effect of accounting
      change                                --     4,700        --
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables                        (3,300)    20,600    20,700
    Inventories                        (4,300)    36,900    25,400
    Payables, accruals & current taxes (5,200)     2,800  (25,400)
    Other                              (4,200)       900       200
____________________________________________________________
______
      Net cash provided by
        operating activities            40,200   114,300    65,100
____________________________________________________________
______

                                     Page 36

Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                     (87,500)        --        --
  Acquisition of property,
    plant and equipment               (10,900)   (7,400)  (16,000)
  Other investing activities, net        1,000     (600)     1,600
____________________________________________________________
_______
      Net cash used by investing
        activities                    (97,400)   (8,000)  (14,400)
____________________________________________________________
_______
Cash Flows from Financing Activities:
  Proceeds of long-term debt                --    50,000        --
  Payment of long-term debt            (4,900)  (53,900)   (7,400)
  Proceeds of notes payable             12,400       200       500
  Payments of notes payable            (6,500)        --        --
  Repurchase of common stock                -- (117,000)        --
  Sale of common stock                   9,200     3,100     2,400
  Cash dividends                       (4,400)   (2,300)   (2,200)
  Other financing activities, net          100     (100)     (400)
____________________________________________________________
______
      Net cash provided by (used by)
       financing activities              5,900 (120,000)   (7,100)
____________________________________________________________
______
Net Increase (Decrease) in Cash       (51,300)  (13,700)    43,600
Cash and Cash Equivalents at
  Beginning of Year                     55,200    68,900    25,300
____________________________________________________________
______
Cash and Cash Equivalents at
  End of Year                          $ 3,900  $ 55,200   $68,900
____________________________________________________________
______


                                     Page 37

Cash Paid During the Year for:
  Interest                             $ 1,100  $  1,200   $ 2,700
  Income taxes, net of refunds
    received                           $21,500  $  8,400   $11,300

See Notes to Financial Statements on pages 41 through 58.


























                                     Page 38

Consolidated Statements of Shareholders' Investment
Precision Castparts Corp. and Subsidiaries
(In thousands)

___________________________________________________________________________
__________
                               Common Stock                                Cumulative
                               Outstanding      Paid-in       Retained    Translation
                             Shares    Amount   Capital       Earnings    Adjustments
___________________________________________________________________________
__________

Balance at March 29, 1992    26,700   $17,800   $80,000       $216,400         $1,200
  Net income                     --        --        --          1,800             --
  Cash dividends                 --        --        --        (2,200)             --
  Sale of common stock
    under employee stock plans  150       100     2,300             --             --
  Repurchase of common stock(7,350)   (4,900)  (82,300)       (29,800)             --
  Translation adjustments        --        --        --             --          (500)
___________________________________________________________________________
__________
Balance at March 28, 1993    19,500    13,000        --        186,200            700
  Net income                     --        --        --         22,200             --
  Cash dividends                 --        --        --        (2,300)             --
  Sale of common stock
    under employee stock plans  150       100     3,100             --             --
  Translation adjustments        --        --        --             --          (200)
___________________________________________________________________________
__________





                                     Page 39

Balance at April 3, 1994     19,650    13,100     3,100        206,100            500
  Net income                     --        --        --         29,000             --
  Cash dividends                 --        --        --        (4,400)             --
  Sale of common stock under
    employee stock plans        550       400     8,800             --             --
  Stock split                    --     6,700   (6,700)             --             --
  Translation adjustments        --        --        --             --          1,800
___________________________________________________________________________
__________
Balance at April 2, 1995     20,200   $20,200    $5,200       $230,700         $2,300
___________________________________
__________________________________________________

See Notes to Financial Statements on pages 41 through 58.




















                                     Page 40

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

Cash and Cash Equivalents
     Cash and cash equivalents include short-term investments with an original maturity of three months or less. These investments are available-for-sale with market values approximating cost.

Valuation of Inventories
     The LIFO inventory cost method is utilized for work in process and metal inventories at most domestic operations. The average inventory cost method is utilized for all other inventories. Costs utilized for inventory valuation purposes include labor, material and manufacturing overhead. Inventories valued at the lower of current average cost or market would have been $5,300, $4,200 and $4,300 higher than those reported at April 2, 1995, April 3, 1994 and March 28, 1993. PCC uses the single pool dollar value method for computing LIFO inventories; therefore, it is not possible to present the breakdown of inventories between work in process and raw materials.

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

Goodwill
     Goodwill is amortized over 40 years. Cumulative amortization was $1,700 as of April 2, 1995 and $900 as of April 3, 1994.
                           Page 41

Provision for Restructuring
     During the third quarter of fiscal 1993, the Company recorded a provision for restructuring charges of $27,200 equal to $(0.63) per share. The restructuring charges, which were in response to a significant and continuing industry decline in demand for aerospace components, provided for the estimated cost of employee severances, plant and office consolidations and rearrangements, and other operating asset write-offs at the Company's
Structurals and Airfoils Divisions.

Provision for Environmental Matters
     PCC is engaged in several environmental investigations and remediation efforts in the normal course of business.
In 1993, PCC established a provision of $9,900, equal to $(0.23) per share, for elimination and clean-up of a hazardous material used at one of the Company's manufacturing sites in Oregon.

Derivative Financial Instruments
     At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Gains or losses on these contracts, which are designed as hedge transactions, are measured upon settlement. The Company has controls in place which limit the use of derivative financial instruments and ensure all such transactions receive appropriate management attention. At year-end, there was no material off-balance-sheet risk from derivative financial instruments.

Stock Split
     In August, 1994, the Company effected a three-for-two stock split by means of a stock dividend. Accordingly, $6,700 representing the stated value for additional shares issued was transferred from paid-in capital to common stock. The number of shares and earnings per share for all prior periods have been restated to reflect the effects of this stock split.

Earnings per Share
     Earnings per share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods after giving effect to the stock split discussed above. The number of shares used for the earnings per share calculation was 20,000,000 in 1995, 19,500,000 in 1994, and 26,800,000
in 1993. Common stock equivalents were not material in these years. Fully diluted amounts are not presented because they are not materially different than amounts shown.
                           Page 42

ACQUISITIONS
     On April 6, 1994, PCC acquired the assets of ACC Electronics, Inc., a manufacturer of advanced technology metal matrix composites parts, for a purchase price of $5,100, plus assumption of outstanding debt and other liabilities. Goodwill of $11,200 was recorded as a result of this transaction. The business operates as PCC Composites, Inc.
     On March 8, 1995, PCC acquired 100 percent of the stock of Quamco, Inc., a designer, manufacturer and marketer of premium metalworking tools and machines, specialty powdered metal parts, and other specialty industrial components. The purchase price of $89,900, which included the assumption or retirement of outstanding debt, resulted in the recognition of $57,700 of goodwill and other intangible assets. The transaction was financed from cash balances, the assumption of $8,200 of outstanding debt, and $12,200 of bank borrowings. The business operates as PCC Specialty Products, Inc.
     The following represents the pro forma results of operations of the Company for the years ended April 2, 1995 and April 3, 1994, assuming the acquisitions had taken place at the beginning of each fiscal year.

                                    Fiscal Years Ended
_________________________________________________________

                                April 2,         April 3,
                                    1995             1994
_________________________________________________________

Net sales                       $513,100         $488,100
Net income                      $ 31,800         $ 26,100
Net income per share            $   1.59         $   1.34

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Cash and cash equivalents, receivables, payables and short-term borrowings are reflected in the financial statements at cost which equals fair value because of the short-term maturity of these instruments.
     The fair value of long-term debt was estimated using the Company's year-end incremental borrowing rate for similar types of borrowing arrangements. The amounts reported in the consolidated balance sheets for long-term debt approximate fair value.

CONCENTRATION OF CREDIT RISK
     Approximately 80 percent of PCC's business activity in fiscal year 1995 was with companies in the aerospace industry. Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables. The Company
                           Page 43
has long-standing relationships with its aerospace customers and management considers the credit risk to be low.

ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

__________________________________________________________________
                                                April 2,  April 3,
                                                    1995      1994
__________________________________________________________________
Salaries and wages payable                       $18,400   $13,000
Taxes other than income taxes                      6,200     5,300
Restructuring liability                            1,700     8,200
Other accrued liabilities                         30,200    22,800
__________________________________________________________________
                                                 $56,500   $49,300
__________________________________________________________________


NOTES PAYABLE
     Notes payable of $6,900 consisted of notes payable to banks, of which $6,000 related to the purchase of PCC Specialty Products was repaid subsequent to year-end.







                                     Page 44

LONG-TERM DEBT

Long-term debt consisted of the following:

__________________________________________________________________
                                                April 2,  April 3,
                                                    1995      1994
__________________________________________________________________
Notes payable, unsecured, 8.25%,
  payable $3,000 annually through 1998           $ 9,000   $12,000
Industrial Development Revenue Bond,
  variable interest rate not to exceed 12%,
  4.15% at April 2, 1995, payable $1,400
  annually through 2001                            8,200        --
Other, 7.00% to 10.00%,
  payable in various amounts
  through 1998                                     1,900     2,700
__________________________________________________________________
                                                  19,100    14,700
Less-Current portion                               5,400     3,900
__________________________________________________________________
                                                 $13,700   $10,800
__________________________________________________________________







                                     Page 45

     The long-term debt agreements contain provisions regarding working capital requirements, limitations on additional borrowings, investments and the payment of dividends. At April 2, 1995, PCC was in compliance with the restrictive provisions of its loan agreements. Retained earnings of $47,000 were available for payment of dividends at April 2, 1995.
     Long-term debt is payable in each fiscal year as follows: $5,400 in 1996, $5,000 in 1997, $4,500 in 1998,
$1,400 in 1999, $1,400 in 2000 and $1,400 in 2001.

INCOME TAXES
     In fiscal 1994, PCC retroactively adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," for all periods after March 31, 1986, by restating the financial statements of prior periods.
     Deferred income tax assets and liabilities on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.




























                           Page 46

Income (loss) before provision for income taxes was:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1995      1994      1993
__________________________________________________________________
Domestic                               $46,600   $39,000    $1,100
Foreign                                    200   (1,600)   (1,200)
__________________________________________________________________
Total pretax income (loss)             $46,800   $37,400   $ (100)
__________________________________________________________________

The provision for income taxes consisted of the following:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1995      1994      1993
__________________________________________________________________
Currently payable:
  Federal income taxes, net of tax
    credits                            $10,000   $16,800    $5,000
  State income taxes                     2,700     2,100     1,500
__________________________________________________________________
                                        12,700    18,900     6,500
Change in deferred income taxes          5,100   (6,600)   (8,400)
__________________________________________________________________


                                     Page 47

Provision (benefit) for income taxes   $17,800   $12,300  $(1,900)
__________________________________________________________________

     During the first quarter of fiscal 1994, PCC recorded a $2,400 benefit, equal to $0.12 per share, for the settlement of research and development tax credits claimed in 1990 and 1991.
     The income tax provision (benefit) is
different from the amount computed by applying the federal statutory income tax rate of 35 percent in 1995 and 1994, and 34 percent in 1993 to income before income taxes. The reasons for this difference are as follows:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1995      1994      1993
__________________________________________________________________
Statutory federal tax on income        $16,400   $13,100   $    --
Increase (decrease) as a result of:
  State income taxes, net of federal
    tax benefit                          2,100     1,000        --
  Research and development tax
    credits                                 --   (2,700)   (1,300)
  Valuation allowance                       --       700       300
  Foreign Sales Corporation benefit      (900)     (700)     (700)
  Effect of rate change on deferred
    taxes                                   --       600        --
  Other, net                               200       300     (200)

                                     Page 48

__________________________________________________________________
Provision (benefit) for income taxes   $17,800   $12,300  $(1,900)
__________________________________________________________________

Significant components of PCC's deferred tax assets and liabilities were as follows:

__________________________________________________________________
                                                April 2,  April 3,
                                                    1995      1994
__________________________________________________________________
Deferred tax assets arising from:
  Expense accruals                               $15,500   $11,600
  Inventory reserves                               2,600     2,900
  Postretirement benefits other
    than pensions                                  2,100     2,000
  Advance payments                                 2,300     2,700
  Domestic and foreign net operating
    and capital loss carryforwards                 3,800     5,200
  Other                                              600       300
  Valuation allowances                           (3,800)   (5,200)
__________________________________________________________________
Gross deferred tax assets                         23,100    19,500
__________________________________________________________________
Deferred tax liabilities arising from:
  Depreciation                                    20,700    12,200
  Inventory basis differences                      8,200     6,800
  State tax accrual                                  700        --
  Other                                              300       100
                                     Page 49

__________________________________________________________________
Gross deferred tax liabilities                    29,900    19,100
__________________________________________________________________
Net deferred tax asset (liability)              $(6,800)   $   400
__________________________________________________________________

     The Company has provided valuation allowances for domestic and foreign net operating and capital loss carryforwards to reduce the related future income tax benefits to zero. The portion of the valuation allowance related to acquired net operating losses was $1,100 at April 2, 1995 and $2,500 at April 3, 1994. If realized, this will be recorded as a reduction to goodwill.

EMPLOYEE BENEFIT PLANS:

Employee Pension Benefits
     PCC has defined benefit pension plans
covering substantially all domestic employees.
Benefits generally are based on years of service and compensation. PCC's funding policy is to satisfy the funding requirements of the Employee
Retirement Income Security Act.
     In determining the actuarial present value of the projected benefit obligation, the following assumptions were used: a discount rate of 8.50 percent in 1995, 7.25 percent in 1994 and 8.00 percent in 1993; a future compensation increase rate of 5.00 percent in 1995 and 1994 and 6.00 percent in 1993; and an expected long-term rate of return on assets of 9.00 percent in all years.
The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in interest rates. The discount rates

                                     Page 50
represent the expected yield on a portfolio of high-grade (AA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.
     Net pension cost for each of the last three fiscal years was as follows:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1995      1994      1993
__________________________________________________________________
Service costs of benefits earned        $5,000   $ 5,200   $ 5,700
Interest cost on the projected
  benefit obligation                     5,200     4,800     4,200
Actual return on plan assets           (4,300)   (1,300)   (5,500)
Net amortization and deferral of items
  not reflected in earnings              (600)   (4,300)       700
Curtailment gain due to restructuring
  activity, of which $4,000 in 1993
  was netted in the provision for
  restructuring charges                     --   (2,000)   (5,100)
___________________________________________________________________
Net pension cost                        $5,300   $ 2,400   $    --
___________________________________________________________________

     The pension liability as of April 2, 1995 includes the assumption of liability related to the pension plans of PCC Specialty Products as a result of that acquisition. Reconciliation of the funded status of the plans to the pension liability was as follows:
                                     Page 51

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1995      1994      1993
__________________________________________________________________
Actuarial present value of
  benefit obligations:
  Vested benefit obligation            $74,100  $ 49,700  $ 35,700
__________________________________________________________________
  Accumulated benefit obligation       $75,000  $ 50,600  $ 37,500
  Effects of estimated future
    pay increases                       18,500    21,500    18,000
__________________________________________________________________
  Projected benefit obligation          93,500    72,100    55,500
  Plan assets at fair value             89,300    58,800    55,600
__________________________________________________________________
  Funded status                        (4,200)  (13,300)       100
  Unrecognized asset at
    transition                         (2,500)   (2,800)   (3,100)
  Prior service cost not yet
    recognized                           (500)     (400)     (500)
  Unrecognized net loss                    400    16,000     2,300
__________________________________________________________________
Accrued pension liability             $(6,800) $   (500)  $(1,200)
__________________________________________________________________

Postretirement Benefits Other Than Pensions
     PCC provides postretirement medical benefits for eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements.
                                     Page 52

In fiscal 1994, the Company adopted SFAS No. 106,
"Employers' Accounting for Postretirement Benefits
Other Than Pensions." Under SFAS No. 106, the costs of retiree health care are accrued over relevant service periods. Previously, these costs were charged to expense as claims were paid. The
Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4,700 equal to $2,900 after tax, or $0.15 per share. Postretirement medical benefits which were recorded on a cash basis in 1993 were not material and have not been restated.
     Assumptions used in determining the net
periodic postretirement benefit cost and the accrued postretirement benefit obligation included a discount rate of 8.50 percent in 1995 and 7.25 percent in 1994 and a medical inflation rate of
10.00 percent in 1995 and 13.00 percent in 1994, grading down to 5.00 percent after five and eight years, respectively. The plans are unfunded.
     The components of postretirement benefits cost for 1995 and 1994 were as follows:

__________________________________________________________
                                       Fiscal       Fiscal
                                         1995         1994
__________________________________________________________
Service cost                             $153         $300
Interest cost                             325          300
__________________________________________________________
Postretirement benefits cost             $478         $600
__________________________________________________________

                                     Page 53

     The postretirement benefit liability as of April 2, 1995 includes the assumption of liability related to the acquisition of PCC Specialty
Products. The accumulated postretirement benefits obligation at April 2, 1995 and April 3, 1994 was as follows:

___________________________________________________________

                                      April 2,      April 3,
                                          1995          1994
___________________________________________________________
Accumulated postretirement benefits obligation:
  Retirees                              $2,900        $1,000
  Eligible active plan participants      1,000         1,000
  Other active plan participants         2,700         4,400
____________________________________________________________
                                         6,600         6,400
  Unrecognized net (gain)loss            (700)         1,400
____________________________________________________________
Accrued postretirement benefits
  liability                             $7,300        $5,000
____________________________________________________________








                                     Page 54

     A one percent increase in the annual health care trend rates would have increased the accumulated postretirement benefits obligation at April 2, 1995 by $600 and at April 3, 1994 by $800 and increased the postretirement benefits cost by $100 in each 1995 and 1994.

COMMITMENTS AND CONTINGENCIES
     Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.

REPURCHASE OF COMMON STOCK
     At March 28, 1993, PCC was committed to repurchase approximately 7,350,000 shares of common stock at $15.67 per share. The repurchase price totaled $117,000, including transaction and professional fees, and was paid on April 7, 1993. PCC funded the shares repurchase using $67,000 of its own cash and $50,000 borrowed from a bank. In fiscal 1994, the bank borrowing was repaid and the bank credit agreement was terminated.

SHAREHOLDERS' INVESTMENT
     Authorized shares of common stock without par value consisted of 50,000,000 shares at April 2, 1995, April 3,
1994, and March 28, 1993. Authorized and unissued series A no par serial preferred stock consisted of 1,000,000 shares at April 2, 1995, April 3, 1994, and March 28, 1993.
     PCC translates the balance sheet of its foreign subsidiary using the exchange rate at the end of the year.
The statement of income is translated using the average exchange rate for the year. The effects of such translations are included in the equity account "cumulative translation adjustments."

STOCK INCENTIVE PLANS
     PCC has stock incentive plans for certain officers, key salaried employees and directors. The officer and employee stock incentive plans allow for the granting of stock options, stock bonuses, stock appreciation rights, cash bonus rights and sale of restricted stock. Awards under the officer and employee stock incentive plans are determined by the Compensation Committee of the Board of Directors. The time limit within which options may be exercised and other exercise terms are fixed by the Committee. The directors' plan grants options for 1,000 shares annually to each outside director. Option prices of the plans to date have been at the fair market value on the date of grant. When stock options are exercised, the proceeds (including any tax benefits to the Company arising as a result of the exercise) are credited to the appropriate
                           Page 55
common stock and paid-in capital accounts.
     At April 2, 1995, 1,444,000 stock incentive plan shares were available for future grants and 1,036,000 stock incentive shares were immediately exercisable. The outstanding options for stock incentive plan shares have expiration dates ranging from 1995 to 2004.
     Changes during 1995, 1994 and 1993 in stock incentive plan shares outstanding and exercisable were as follows:

_______________________________________________________________
                                  Shares               Price
_______________________________________________________________
Outstanding at March 29, 1992   1,436,000    $ 4 to $26
  Granted                         377,000     11 to  17
  Exercised                      (26,000)      7 to  11
  Expired or cancelled          (201,000)     11 to  25
_______________________________________________________________
Outstanding at March 28, 1993   1,586,000      4 to  26
  Granted                         239,000     13 to  21
  Exercised                     (251,000)      4 to  20
  Expired or cancelled          (246,000)     11 to  26
_______________________________________________________________
Outstanding at April 3, 1994    1,328,000      4 to  26
  Granted                         208,000     22 to  25
  Exercised                     (465,000)      4 to  24
  Expired or cancelled           (39,000)     11 to  26
_______________________________________________________________
Outstanding at April 2, 1995    1,032,000           $11 to $26
_______________________________________________________________

                                     Page 56

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

SEGMENT INFORMATION
     PCC manufactures and markets metal parts in one industry segment. Principal customers are manufacturers of aircraft jet engines, industrial and marine gas turbine engines and other industrial products, including pumps, compressors, automotive components, devices for surgical bone repair and replacement, electronics, fasteners, firearms and consumer appliances.
     Net sales included sales to General Electric in the amounts of $92,600 in 1995, $97,400 in 1994, and $116,800 in
1993 and sales to Pratt & Whitney in the amounts of $72,600 in 1995, $96,400 in 1994, and $122,900 in 1993. No other customer accounted for more than 10 percent of net sales.



                           Page 57

     Export sales from the United States of $108,900 in 1995, $95,100 in 1994, and $93,000 in 1993 were made principally to customers in Western Europe. Total net sales to customers outside the United States were $126,800 in 1995, $107,200 in 1994, and $111,700 in 1993 or 29 percent, 26 percent, and 24 percent of the Company's sales in those years. Total net sales and identifiable assets of PCC's foreign subsidiary represent less than 10 percent of consolidated totals.

Report of Management
     The management of PCC has prepared the consolidated financial statements and related financial data contained in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and reflect judgments and estimates with appropriate consideration to materiality. Management is responsible for the integrity and objectivity of the financial statements and other financial data included in the report.
     PCC maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded.
The system includes policies and procedures, internal audits and reviews by Company officers.
     Price Waterhouse LLP, certified public accountants, provide an objective, independent review of management's discharge of its obligation related to the fairness of reporting operating results and financial condition. Price Waterhouse LLP performs auditing procedures necessary in the circumstances to render an opinion on the financial statements contained in this report.
     The Audit Committee of the Board of Directors is composed solely of outside directors. The Committee meets periodically and, when appropriate, separately with representatives of the independent public accountants and the internal auditors to monitor the activities of each.

/s/ WILLIAM C. MCCORMICK           /s/ WILLIAM D. LARSSON
_________________________          _________________________
William C. McCormick               William D. Larsson
Chairman, President                Vice President and
and Chief Executive                Chief Financial
Officer                            Officer








                           Page 58

Report of Independent Accountants

To the Shareholders and Board of Directors of Precision
Castparts Corp.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' investment present fairly, in all material respects, the financial position of Precision Castparts Corp. and its subsidiaries at April 2, 1995 and April 3, 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
____________________________
Price Waterhouse LLP
Portland, Oregon
May 3, 1995















                           Page 59

Five-Year Summary of Selected Financial Data

(Unaudited)
(In thousands, except employee and per share data)
___________________________________________________________________________
__________
                                         1995      1994      1993      1992      1991
___________________________________________________________________________
__________
Net sales                           $ 436,400 $ 420,400 $ 461,400 $ 583,300 $ 538,300
Net income                          $  29,000 $  22,200 $   1,800 $  46,500 $  32,300
Return on sales                           6.6%      5.3%      0.4%     8.6%       6.0%
Return on beginning
  shareholders' investment               13.0%     11.1%      0.6%    17.4%      14.2%
Net income per common share         $    1.45 $    1.14 $    0.07 $    1.75 $    1.24
Cash dividends declared
  per common share                  $    0.22 $    0.12 $    0.08 $    0.08 $    0.08
Average shares of common
  stock outstanding (000)              20,000    19,500    26,800    26,600    26,100
Working capital                     $  89,900 $ 125,700 $ 137,000 $ 187,100 $ 169,900
Total assets                        $ 406,700 $ 342,900 $ 424,300 $ 422,600 $ 421,900
Total debt                          $  26,000 $  15,700 $  19,400 $  26,200 $  42,500
Total debt as a percent of equity        10.1%      7.0%      9.7%     8.3%      15.9%
Shareholders' investment            $ 258,400 $ 222,800 $ 199,900 $ 315,400 $ 267,000
Book value per share                $   12.80 $   11.31 $   10.27 $   11.82 $   10.09
Capital expenditures                $  10,900 $   7,400 $  16,000 $  28,800 $  28,800
Number of employees                     5,166     3,993     4,341     6,372     7,339
Number of shareholders of record        2,480     2,750     2,580     2,942     3,079
Backlog of orders                   $ 313,200 $ 280,200 $ 367,300 $ 523,500 $ 600,800
___________________________________________________________________________
__________

The Selected Financial Data have been restated, as appropriate, to reflect the three-for-two stock split, effective August, 1994.
                                     Page 60

Quarterly Financial Information
(Unaudited)
(In thousands, except per share data)

______________________________________________________________________
__________
                                                      1995
                           1st Quarter      2nd Quarter 3rd Quarter  4th Quarter
______________________________________________________________________
__________
Net sales                     $110,200         $102,800    $102,400     $121,000
Gross profit                  $ 19,900         $ 18,700    $ 16,800     $ 21,500
Net income                    $  7,500         $  7,200    $  6,400     $  7,900
Net income per share          $   0.38         $   0.36    $   0.32     $   0.39
Cash dividends per share      $   0.04         $   0.06    $   0.06     $   0.06
Common stock prices:
  High                        $  24.25         $  26.88    $  27.50     $  26.50
  Low                         $  20.58         $  20.67    $  18.00     $  19.63
  End                         $  20.92         $  25.63    $  20.25     $  26.13
______________________________________________________________________
__________

______________________________________________________________________
__________
                                                    1994 (1)
                       1st Quarter (2)      2nd Quarter 3rd Quarter  4th Quarter
______________________________________________________________________
__________
Net sales                     $101,400         $107,900    $103,600     $107,500
Gross profit                  $ 15,500         $ 16,700    $ 17,600     $ 18,900



                                     Page 61

Income before cumulative
  effect of accounting change $  7,000         $  5,500    $  6,000     $  6,600
Net income                    $  4,100         $  5,500    $  6,000     $  6,600
Net income per share          $   0.21         $   0.28    $   0.31     $   0.34
Cash dividends per share      $   0.02         $   0.02    $   0.04     $   0.04
Common stock prices:
  High                        $  15.58         $  16.17    $  19.33     $  23.25
  Low                         $  13.17         $  13.92    $  16.00     $  18.66
  End                         $  14.33         $  16.00    $  19.33     $  22.41
______________________________________________________________________
__________

The Quarterly Financial Information has been restated, as appropriate, to reflect the three-for-two stock split, effective August, 1994.

[FN]
__________
(1)  For fiscal 1994, the Company adopted SFAS No.
106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions." The Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4,700, equal to $2,900 after tax, or $0.15 per share.
(2) During the first quarter of fiscal 1994, the Company recorded a $2,400 tax benefit, equal to $0.12 per share, as a result of reaching agreement with the Internal Revenue Service concerning research and development tax credits for fiscal years 1990 and 1991.




                                     Page 62

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Business Overview
     Sales in fiscal 1995 were up 4 percent to $436.4 million from $420.4 million in fiscal 1994. Net income of $29.0 million in 1995 was up 31 percent from the prior fiscal year's results of $22.2 million. The improvements in sales and net income were achieved despite the continuation of the down-cycle in the Company's largest market, the aerospace industry.
     Beginning in calendar year 1992, deliveries of commercial jet aircraft began a cyclical downturn. Although the rate of decline in worldwide aircraft deliveries is slowing, the overall volume of commercial aircraft deliveries is off nearly 50 percent from the peak of the cycle. This decline in aircraft build rates, coupled with major reductions in military spending during the same period, has resulted in significant reductions in the demand for the Company's aerospace products. To address this challenge, PCC set a course to improve the cost structure and competitive position of its aerospace operations, to identify growth opportunities in other markets for the Company's existing technologies, and to leverage and expand the Company's technical capabilities and markets served through strategic acquisitions. In 1995, PCC made advances in each of these targeted areas, as summarized below:

     The Company continued to improve its aerospace business operations by increasing productivity and improving product quality while reducing production cycle times. This has provided the efficiencies necessary to maintain profitability in an increasingly competitive marketplace.

     During the year, the Company achieved further diversification by expanding into new applications and markets with its traditional metal forming technologies. Sales growth opportunities for investment castings have been found in a variety of non-aerospace markets such as industrial gas turbines and automotive parts. In addition, sales of metal injection molded parts increased by 30 percent in fiscal 1995 with the majority of the growth occurring in automotive, electronics, firearms and consumer products markets.

     Two acquisitions in fiscal 1995 significantly expanded the metal forming technologies of the Company and provided a base for even further diversification and growth. The first of these acquisitions, PCC Composites, which was completed on April 6, 1994, is a manufacturer of metal matrix composite parts. PCC Composites provides a new metal forming technology which the Company can use to increase its
                           Page 63
     involvement in the electronics and automotive markets. The second acquisition, PCC Specialty Products, completed on March 8, 1995, also expands the Company's metal forming capabilities, and adds to the markets served by the Company. PCC Specialty Products is a designer, manufacturer and marketer of premium metalworking tools and machines, specialty powdered metal parts, and other specialty industrial components. The markets served by PCC Specialty Products include general industrial, appliance, industrial supply, farm equipment and metalworking tools and machines.

     Overall, fiscal 1995 was a challenging and successful year for PCC. It was a year when the Company and its employees continued to strengthen the Company's competitive position in the base businesses despite difficult market conditions in the aerospace industry, and it was a year when actions were taken to realize the potential of new strategic directions.

Fiscal 1995 Compared with Fiscal 1994
     Sales for fiscal 1995 increased $16.0 million (4%) from the prior year. Nearly half of the increase in sales resulted from the acquisitions of PCC Composites and PCC Specialty Products. Aerospace and aircraft gas turbine sales represented 79 percent of total sales, down $9.4 million compared with 1994, while sales of other industrial and commercial products increased by $25.4 million, or 37 percent, reflecting the Company's continued diversification into non-aerospace markets. Sales to United States government end-users were 16 percent of sales in 1995 and 21 percent in 1994. This decline reflects both the impact of lower military spending levels and the increasing diversification of PCC's customer base.
     Cost of sales as a percent of sales improved to 82 percent in 1995 from 84 percent in the prior year. This improvement came largely from the higher volume of sales to non-aerospace markets which yield relatively higher margins. These higher margins were partially offset by increased manufacturing costs related to development of new parts for industrial gas turbine applications, metal matrix composite applications and turbocharger wheels for the trucking industry.
     Selling and administrative costs remained at 7 percent of sales in 1995. However, the Company expects that selling and administrative costs will increase next year, both in terms of total dollars and as a percent of sales, due to higher selling expenses associated with the new acquisitions.
     In 1995, the effective tax rate was 38 percent as compared with an effective tax rate of 33 percent in 1994.
The 1994 effective tax rate included a 6 percentage point reduction reflecting the net effect of a $2.7 million benefit for research and development tax credits partially offset by $0.6 million of tax expense related to adjustment of deferred taxes to reflect the increase in federal tax rates from 34 percent to 35 percent.
                           Page 64

The Company's effective tax rate for fiscal 1996 is expected to increase, reflecting higher amounts of non-deductible goodwill amortization and lower amounts of tax free investment income.
     Net income of $29.0 million in 1995 was 31 percent higher than the $22.2 million earned in the prior year. Income in 1994 reflected the $2.9 million after tax expense due to the effect of the accounting change for postretirement benefits. Earnings per share in 1995 were $1.45 based on 20.0 million shares outstanding versus $1.14 based on 19.5 million shares outstanding in the prior year. These earnings per share results reflect a three-for-two stock split effective in August, 1994.

Fiscal 1994 Compared with Fiscal 1993
     Sales for fiscal 1994 declined $41.0 million (9%) from $461.4 million in fiscal 1993 to $420.4 million in 1994. Aerospace and aircraft gas turbine sales, which represented 84 percent of total sales, declined $49.5 million (12%) versus 1993. Sales of other industrial and commercial products increased $8.5 million (14%) due to growth in the electronics and industrial gas turbine markets. The aerospace and other industrial and commercial products sales have been reclassified in 1994 and 1993 to conform to the 1995 classifications. Sales to United States government end-users were 21 percent of sales in 1994 and 24 percent in 1993.
     Cost of sales as a percent of sales was 84 percent in 1994 compared to 85 percent in 1993. The improvement in cost of sales resulted from cuts in operating costs, improvements in product quality and reductions in product cycle times. Workforce reductions of 8 percent in 1994 and nearly 40 percent since 1992 have provided a significant portion of the operating cost improvements.
     Results in 1993 included provisions for restructuring charges of $27.2 million and environmental charges of $9.9 million.
     Selling and administrative costs were 5 percent lower in 1994 than 1993, reflecting further reductions in personnel and improved efficiencies.
     The effective tax rate was 33 percent in 1994 before consideration of the cumulative effect of the change in accounting for postretirement benefits, which had an effective tax rate of 38 percent. In 1993, the effective tax rate was 33 percent before consideration of restructuring and environmental charges which had a tax benefit of 38 percent. The 1994 effective tax rate included $2.7 million of research
and development tax credits.   This benefit was partially
offset by the increase in the federal income tax rate from 34 percent in 1993 to 35 percent in 1994. Together, the tax credit benefit and rate change expense reduced the effective tax rate 6 percentage points.


                           Page 65

     Net income was $22.2 million after consideration of the effect of the accounting change in 1994, as compared with $1.8 million in 1993, after restructuring and environmental charges. Earnings per share were $1.14 based on 19.5 million shares outstanding in 1994 and $0.07 based on 26.8 million shares in 1993. The Company repurchased 7.4 million shares of stock in April, 1994. The shares and earnings per share have been restated to reflect the effects of the stock split in August, 1994.

Liquidity and Capital Resources
     At April 2, 1995, total capitalization of $284.4 million consisted of $26.0 million of debt and $258.4 million of
equity.    The debt-to-equity ratio at the end of fiscal 1995
was 10 percent, up from 7 percent at the end of the prior year, reflecting the borrowings and assumption of debt associated with the acquisition of PCC Specialty Products in March, 1995.
     Operating and investing activities used $57.2 million of cash in 1995. Cash of $87.5 million was expended for two business acquisitions, while earnings generated $57.2 million and changes in working capital consumed $17.0 million. During 1995, excluding additions related to business acquisitions, receivables and inventories increased $7.6 million principally due to the higher level of sales and the strategic purchase of certain raw materials in excess of current requirements. Payments of liabilities accounted for the majority of the remaining cash expenditures related to working capital. Cash and cash equivalents were $3.9 million at year-end, down $51.3 million from the beginning of the year.
     At April 2, 1995, the Company had no committed bank credit facilities, but believes that it has the ability to enter into revolving credit or other types of borrowing facilities, if needed.
     PCC believes that future capital requirements for property, plant and equipment and dividend payments can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings or the issuance of stock.

Outlook
     During the past three years, the aerospace industry has been adversely affected by the depressed economic condition of the airline industry and cutbacks in both domestic and foreign military spending programs. This situation has reduced market demand for the Company's products and has intensified the competitive environment within the aerospace industry. PCC has responded to these challenges by streamlining its aerospace operations and diversifying through both additional non-aerospace business development and acquisitions.

                           Page 66

     The Company will continue to pursue a strategy of diversification, including acquiring companies with similar or complementary technologies, in order to grow and increase shareholder value. In addition, by improving the aerospace operations, the Company is well positioned to take advantage of the gradual upturn in the aerospace market which is expected to occur in the latter part of this decade. PCC believes its future is very bright and looks forward to the many opportunities which lie ahead.










































                           Page 67

EXHIBIT 21

          SUBSIDIARIES OF PRECISION CASTPARTS CORP.

                                                     State of
                          Approximate Percentage   Jurisdiction
                           of Voting Securities   Incorporation
Name of Subsidiary                Owned          or Organization
______________________________________________________________
          ___
PCC Airfoils, Inc.                 100%                Ohio
PCC Specialty Products, Inc.       100%              Delaware
Advanced Forming Technology, Inc.  100%              Colorado
Precision Castparts Corp.
 - France, S.A.                    100%               France
PCC Composites, Inc.               100%            Pennsylvania
































                           Page 68

EXHIBIT 23

             CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95890, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95855, to the incorporation by reference in the Registration Statement on Form S-8 No. 33-32367, and to the incorporation by reference in the Registration Statement on Form S-8, No. 33-40559 of Precision Castparts Corp. of our report dated May 3, 1995 which appears on page 10 of the Financial Section of the 1995 Annual Report to Shareholders of Precision Castparts Corp., which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears in Item 14(a)2 in this Annual Report on Form 10-K.




/s/ PRICE WATERHOUSE LLP
______________________________
PRICE WATERHOUSE LLP
Portland, Oregon
June 30, 1995





















                           Page 69