Form 10-Q
period 1995-07-02
PRECISION CASTPARTS CORP
filed 1995-08-15
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
             For the Quarter Ended July 2, 1995
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of August 9, 1995:  20,361,189


                                           Page 1 of 8 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income (1)
(In thousands, except per share data)

                                         Three Months Ended
                                    ___________________________

                                  July 2, 1995    July 3, 1994
                                    ___________________________
Net Sales                             $137,200     $110,200
Cost of Goods Sold                     109,600       90,300
Selling and Administrative Expenses     11,500        8,000
Interest Expense (Income), Net             200        (200)
                                      ________
________

Income Before Provision for Income Taxes15,900       12,100
Provision for Income Taxes               6,500        4,600
                                      ________
________

Net Income                            $  9,400     $  7,500
                                      ========     ========

Net Income Per Common Share (2)       $   0.46     $   0.38
                                      ========     ========


Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets (1)
(In thousands)

                                  July 2, 1995  April 2, 1995
                                   ____________________________
ASSETS
Current Assets:
  Cash and cash equivalents          $   3,000     $   3,900
  Receivables                           86,600        83,100
  Inventories                           96,200        90,900
  Prepaid expenses                       1,900         2,300
  Current deferred tax asset             9,900         9,900
                                      ________     _________
    Total current assets               197,600       190,100
                                      ________     _________


Property, Plant and Equipment, at cost 281,800       279,200
  Less -- Accumulated depreciation   (147,700)     (143,000)
                                     _________     _________

    Net property, plant and equipment              134,100       136,200

Goodwill and Other Assets               79,900        80,400
                                     _________     _________

                                     $ 411,600     $ 406,700
                                     =========     =========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                      $   1,700     $   6,900
  Current portion of long-term debt      5,400         5,400
  Accounts payable                      21,600        25,600
  Accrued liabilities                   57,100        56,500
  Income taxes payable                  11,800         5,800
                                     _________     _________
    Total current liabilities           97,600       100,200
                                     _________     _________
Long-Term Debt, excluding
   current portion                      10,000        13,700
Deferred Tax Liability                  16,500        16,700
Accrued Retirement Benefits Obligation   9,900        10,000
Other Long-Term Liabilities              8,700         7,700

Shareholders' Investment:
  Common stock                          20,300        20,200
  Paid-in capital                        7,600         5,200
  Retained earnings                    238,800       230,700
  Cumulative translation adjustment      2,200         2,300
                                     _________     _________

      Total shareholders' investment   268,900       258,400
                                     _________     _________
                                     $ 411,600     $ 406,700
                                     =========     =========


Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows (1)
(In thousands)

                                          Three Months Ended
                                     ___________________________
                                     July 2, 1995July 3, 1994
                                     ___________________________

Cash Flows from Operating Activities:
  Net income                         $   9,400     $   7,500
  Non-cash items included in income:
    Depreciation and amortization        5,700         6,400
    Deferred taxes                          --         1,400
  Changes in operating working capital:
    Receivables                        (3,500)       (7,200)
    Inventories                        (5,400)       (3,200)
    Prepaids                               400           500
    Payables, accruals & current taxes   2,100       (3,100)
    Other                                1,000       (1,300)
                                     _________     _________
      Net cash provided by
      operating activities               9,700         1,000
                                     _________     _________

Cash Flows from Investing Activities:
  Purchase of PCC - Composites              --       (5,100)
  Acquisition of property, plant
    and equipment                      (3,200)       (3,200)
  Other investing activities, net          200         (300)
                                     _________     _________
      Net cash (used by) investing
      activities                       (3,000)       (8,600)
                                     _________     _________

Cash Flows from Financing Activities:
  Payment of long-term debt            (3,700)       (3,900)
  Proceeds of notes payable                800            --
  Payment of notes payable             (6,000)         (100)
  Sale of common stock                   2,500         1,300
  Cash dividends                       (1,200)         (800)
  Other financing activities                --           100
                                     _________     _________
      Net cash (used by)
      financing activities             (7,600)       (3,400)
                                     _________     _________

Net (Decrease) in Cash and
  Cash Equivalents                       (900)       (11,00)
Cash and Cash Equivalents at
  Beginning of Period                    3,900        55,200
                                     _________     _________

Cash and Cash Equivalents at
  End of Period                      $   3,000     $  44,200
                                      ========     =========

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

(2) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 20,200,000 shares outstanding for the three months ended July 2, 1995, and 19,800,000 shares outstanding for the three months ended July 3, 1994. Fully diluted amounts are not presented because they are not materially different than amounts shown.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the first quarter of fiscal 1996 were $137.2 million, up from $110.2 million in the first quarter of last year. Net income for the quarter of $9.4 million, or $0.46 per share, increased from net income of $7.5 million, or $0.38 per share, in the same quarter a year ago.

In the first quarter last year, PCC acquired the assets comprising the business of PCC Composites, Inc. and in the fourth quarter of fiscal 1995 PCC purchased the Specialty
Products Division (SPD).

Results of Operations - Comparison Between Three Months
Ended July 2, 1995 and July 3, 1994

Sales increased $27.0 million (24.5%) compared with the first quarter a year ago. Approximately 80 percent of the improvement in sales resulted from the SPD acquisition. The majority of the remaining improvement came from higher sales of spares at the Airfoils Division.

Cost of goods sold for the first quarter of fiscal 1996 was 79.9%, reflecting improvement from the 81.9% reported in the first quarter last year. The lower cost of sales as a percent of sales in the first quarter of fiscal 1996 resulted primarily from the inclusion of SPD's operations.

Selling and administrative expenses increased $3.5 million from the $8.0 million a year ago to $11.5 million in the first quarter of fiscal 1996. The higher level of selling and administrative expenses reflects the addition of the SPD operations in the quarter.

Interest expense of $0.2 million was incurred in the first quarter of fiscal 1996 as compared with $0.2 million interest income earned for the same period in fiscal 1995.
The acquisition of SPD resulted in lower cash balances and higher debt this year as compared with a year ago.

The effective tax rate in the first quarter of fiscal 1996 was 41%. This compares to last year's effective tax rate of 38% and reflects higher amounts of non-deductible goodwill amortization and lower amounts of tax free investment income in the current year.

Changes in Financial Condition and Liquidity

Total assets at July 2, 1995 were $411.6 million, an increase of $4.9 million from April 2, 1995 levels.
Receivables increased $3.5 million from last year-end due to the higher sales volume, and inventory was up $5.3 million, reflecting product shipment schedule changes.

Cash from earnings of $15.1 million, plus cash of $2.5 million from the sale of common stock through stock option exercises, provided for increased working capital of $5.4 million, $3.2 million of capital expenditures and dividends of $1.2 million. The quarter's favorable cash flow, plus
$0.9 million from the year-end cash balance, provided for $8.9 million of debt repayments.

Total capitalization at July 2, 1995, was $286.0 million, consisting of $17.1 million of debt and $268.9 million of equity. The debt-to-equity ratio was 0.06 compared with
0.10 at the end of the prior fiscal year.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 1995 Annual Meeting of Shareholders of the Company was held on August 2, 1995. At that meeting, the shareholders elected one director to serve a term of one year and two directors to serve terms of three years; and ratified the appointment of Price Waterhouse as auditors of the Company for the 1996 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes is included in the table below:

                                             Votes

_________________________________________________________________________
                                                Against                 Broker
                                     Cast          or        Absten-     Non-
Matter Voted Upon                    For        Withheld      tions     Votes     Total
________________________________________________________________________________
________________
1.  To elect one
    director to
    serve a term of
    one year and two
    directors to
    serve terms of
    three years.

    Peter R. Bridenbaugh        17,915,268        86,656        --        --       18,001,924
    Steven G. Rothmeier         17,917,128        84,796        --        --       18,001,924
    Don R. Graber               17,915,310        86,614        --        --       18,001,924

2.  To ratify the
    appointment of
    Price Waterhouse
    as auditors of
    the Company for
    the 1996 fiscal
    year.                       17,961,588        20,342    19,994        --       18,001,924


Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits


            4-B

            Bylaws of Precision Castparts Corp., (as amended
            August 2, 1995)

                            BYLAWS

                              OF

                   PRECISION CASTPARTS CORP.

                  (as amended August 2, 1995)


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

          (3) A shareholder's notice to the Secretary shall set forth (a) one or more matters appropriate for shareholder action that the shareholder proposes to bring before the meeting, (b) a brief description of the matters desired to be brought before the meeting and the reasons for conducting such business at the meeting, (c) the name and record address of the shareholder, (d) the class and number of shares of the Corporation which shareholder owns or is entitled to vote, and
                            Page 1

(e) any material interest of the shareholder in such matters.
(4) Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedure set forth in this Section 1.1; provided, however, that nothing in this Section 1.1 shall be deemed to preclude discussion by any shareholder of any business properly brought before the annual meeting.

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

     1.5 Conduct of Meeting. The officer presiding at any meeting of the shareholders shall have authority to determine the agenda and order of business at the meeting and to adopt such rules and regulations as may be necessary or desirable to promote the fair and efficient conduct of the business of the meeting.

     1.6 Waiver of Notice. A shareholder may at any time waive any notice required by law, these Bylaws or the Articles of Incorporation. The waiver shall be in writing, be signed by the shareholder entitled to the notice and be delivered to the

                            Page 2

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

     1.8 Shareholders List for Meeting. After a record date for a meeting is fixed, the Corporation shall prepare an alphabetical list of all shareholders entitled to notice of the shareholders meeting. The list shall be arranged by voting group and, within each voting group, by class or series of shares, and it shall show the address of and number of shares held by each shareholder. The shareholders list shall be available for inspection by any shareholder, upon proper demand as may be required by law, beginning two business days after notice of the meeting is given and continuing through the meeting, at the Corporation's principal office or at a place identified in the meeting notice in the city where the meeting will be held. The Corporation shall make the shareholders list available at the meeting, and any shareholder or the shareholder's agent or attorney shall be entitled to inspect the list at any time during the meeting or any adjournment. Refusal or failure to prepare or make available the shareholders list does not affect the validity of action taken at the meeting.



                            Page 3

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

    1.11 Proxies. A shareholder may vote shares in person or by proxy. A shareholder may appoint a proxy by signing an appointment form either personally or by the shareholder's

                            Page 4
attorney-in-fact. An appointment of a proxy is effective when received by the Secretary or other officer of the Corporation authorized to tabulate votes. An appointment is valid for 11 months unless a different period is provided in the appointment form. An appointment is revocable by the shareholder unless the appointment form conspicuously states that it is irrevocable and the appointment is coupled with an interest that has not been extinguished.

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

     2.2 Number, Tenure and Qualification. The number of directors of the Corporation shall be at least seven (7) and no more than twelve (12). Within this range, the number of directors shall initially be eleven, and the number of directors shall be determined from time to time by the Board of Directors. At the 1983 annual meeting of shareholders, the directors shall be divided into three classes, as nearly equal in number as possible, with the term of office of the first class ("Class I") to expire at the 1984 annual meeting of shareholders, the term of office of the second class ("Class II") to expire at the 1985 annual meeting of shareholders and the term of office of the third class ("Class III") to expire at the 1986 annual meeting of shareholders. At each annual meeting of shareholders following such initial classification and election, directors elected to succeed those directors whose terms expire shall be elected to serve three-year terms

                            Page 5
and until their successors are elected and qualified, so that the term of one class of directors will expire each year. When the number of directors is changed pursuant to this Section 2, any newly created directorships, or any decrease in directorships, shall be so apportioned among the classes so as to make all classes as nearly equal as possible, provided that no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Directors need not be residents of the State of Oregon or shareholders of the Corporation.

     2.3 Shareholder Nomination of Directors. Not less than 50 days nor more than 75 days prior to the date of any annual meeting of shareholders, any shareholder who intends to make a nomination at the annual meeting shall deliver a notice to the Secretary of the Corporation setting forth (a) as to each nominee whom the shareholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the nominee, (ii) the principal occupation or employment of the nominee, (iii) the class and number of shares of capital stock of the Corporation which are beneficially owned by the nominee and (iv) any other information concerning the nominee that would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee; and (b) as to the shareholder giving the notice,
(i) the name and record address of the shareholder and (ii) the class and number of shares of capital stock of the Corporation which are beneficially owned by the shareholder; provided, however, that in the event that less than 65 days' notice or prior public disclosure of the date of the annual meeting is given or made to shareholders, notice by the shareholder to be timely must be so delivered not later than the close of business on the 15th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. Such notice shall include a signed consent to serve as a director of the Corporation, if elected, of each such nominee. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

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

     2.7 Waiver of Notice. A director may at any time waive any notice required by law, these Bylaws or the Articles of Incorporation. Except as set forth below, the waiver must be in writing, be signed by the director entitled to the notice, specify the meeting for which notice is waived and be filed with the minutes or corporate records. A director's attendance at or participation in a meeting waives any required notice to the director of the meeting unless the director at the beginning of the meeting, or promptly upon the director's arrival, objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

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



                            Page 7

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

    2.11 Vacancies. Any vacancy on the Board of Directors, including a vacancy resulting from an increase in the number of directors, may be filled by the shareholders, the Board of Directors, the remaining directors if less than a quorum (by the vote of a majority thereof) or by a sole remaining director. Not more than one vacancy resulting from an increase in the number of directors may be filled by the Board of Directors during any one period between annual meetings of shareholders of the Corporation. Any vacancy not filled by the directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose.
A vacancy that will occur at a specified later date, by reason of a resignation or otherwise, may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs.

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

    2.15 Resignation. Any director may resign by delivering written notice to the Board of Directors, its chairperson or the Corporation. Unless the notice specifies a later effective date, a resignation notice shall be effective upon the earlier of (a) receipt, (b) five days after its deposit in the United States mails, if mailed postpaid and correctly addressed, or
(c) on the date shown on the return receipt, if sent by registered or certified mail, return receipt requested, and the receipt is signed by addressee. Once delivered, a resignation notice is irrevocable unless revocation is permitted by the Board of Directors.

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

     3.3 Conduct of Meetings. Each committee shall conduct its meetings in accordance with the applicable provisions of these Bylaws relating to meetings and action without meetings of the Board of Directors. Each committee shall adopt any

                            Page 9
further rules regarding its conduct, keep minutes and other records and appoint subcommittees and assistants as it deems appropriate.

     3.4 Compensation. By resolution of the Board of Directors, committee members may be paid reasonable compensation for services on committees and their expenses of attending committee meetings.

                          ARTICLE IV

                           OFFICERS

     4.1 Number. The officers of the Corporation shall be a President, one or more Vice Presidents, Secretary and, if desired by the Board of Directors, a Treasurer. The Chairman of the Board of Directors ("Chairman") shall also be an officer if designated by the Board of Directors as chief executive officer, but shall not otherwise be considered to hold an officer position. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors and shall have such powers and duties as may be prescribed by the Board of Directors. Any two or more offices may be held by the same person.

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

     4.5 Chief Executive Officer. The Board of Directors shall designate a chief executive officer of the Corporation, who may be either the Chairman or the President. The chief

                            Page 10
executive officer shall have general supervision, direction and control of the business and affairs of the Corporation, subject to the control of the Board of Directors.

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

                            Page 11

Chairman, or in the event of the Chairman's death, inability or refusal to act, the President shall perform the duties of the Chairman, and when so acting, shall have all the powers and be subject to all the restrictions upon the Chairman. The President shall perform such other duties as may be required by the Board of Directors.

     4.10 Vice Presidents. In the absence of the President or in the event of the President's death, inability or refusal to act, the Vice President (or in the event there be more than one Vice President, the Vice Presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Any Vice President shall perform such other duties as may be assigned from time to time by the Chairman, the President or by the Board of Directors.

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

                           ARTICLE V

            INDEMNIFICATION OF OFFICERS, DIRECTORS,
                  EMPLOYEES AND OTHER AGENTS

     5.1 Directors and Officers. The Corporation shall indemnify its directors and officers to the fullest extent

                            Page 12
permitted by the Oregon Business Corporation Act (Act), as the same exists or may hereafter be amended (but, in the case of alleged occurrences of actions or omissions preceding any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than the Act permitted the Corporation to provide prior to such amendment).

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

     5.5 Enforcement. Without the necessity of entering into an express contract, all rights to indemnification and advances under this Bylaw shall be deemed to be contractual rights and be effective to the same extent and as if provided for in a contract between the Corporation and the director or officer who serves in such capacity at any time while this Bylaw and relevant provisions of the Act and other applicable law, if any, are in effect. Any right to indemnification or advances granted by this Bylaw to a director or officer shall be enforceable by or on behalf of the person holding such right in any court of competent jurisdiction if (a) the claim for indemnification or advances is denied, in whole or in part, or


                            Page 13

(b) no disposition of such claim is made within ninety (90) days of request therefor. The claimant in such enforcement action, if successful in whole or in part, shall be entitled to be paid also the expense of prosecuting a claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in connection with any proceeding in advance of its final disposition when the required affirmation and undertaking have been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Act for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because the claimant has met the applicable standard of conduct set forth in the Act, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

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

     5.9 Amendments. Any repeal of this Bylaw shall only be prospective and no repeal or modification hereof shall

                            Page 14
adversely affect the rights under this Bylaw in effect at the time of the alleged occurrence of any action or omission to act that is the cause of any proceeding against any agent of the Corporation.

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

          (d)  References to a "director," "officer,"
"employee," or "agent" of the Corporation shall include, without limitation, situations where such person is serving at the request of the Corporation as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

                            Page 15

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

          (2) Every certificate for shares of stock that are subject to any restriction on transfer or registration of transfer pursuant to the Articles of Incorporation, the Bylaws, securities laws, a shareholders agreement or any agreement to which the Corporation is a party shall have conspicuously noted on the face or back of the certificate either the full text of


                            Page 16
the restriction or a statement of the existence of the restriction and that the Corporation retains a copy of the full text. Every certificate issued when the Corporation is authorized to issue more than one class or series within a class of shares shall set forth on its face or back either
(a) a summary of the designations, relative rights, preferences and limitations of the shares of each class and the variations in rights, preferences and limitations for each series authorized to be issued and the authority of the Board of Directors to determine variations for future series or (b) a statement of the existence of those designations, relative rights, preferences and limitations and a statement that the Corporation will furnish a copy thereof to the holder of the certificate upon written request and without charge.

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





                            Page 17

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


                    [As Amended and Restated on May 19, 1993]
























                            Page 18



            27   Financial Data Schedule


Item 6.(b)  Reports on Form 8-K

            On May 22, 1995 the Company filed Form 8K/A amending Items 7(a) and 7(b) of its previously filed Current Report on Form 8-K to include the financial statements of Quamco, Inc. at and for the years ended October 30, 1994 and October 31, 1993, interim financial statements of Quamco, Inc. at January 29, 1995 and for the three months then ended, proforma financial information at January 1, 1995 and for the year ended April 3, 1994 and for the nine months ended January 1, 1995 reflecting the acquisition of Quamco, Inc., and certain exhibits.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  August 15, 1995        /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)