Form 10-Q
period 1995-10-01
PRECISION CASTPARTS CORP
filed 1995-11-07
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
            For the Quarter Ended October 1, 1995
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of November 3, 1995:  20,425,542


                                           Page 1 of 9 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income (1)
(In thousands, except per share data)

                                         Three Months Ended
                                ________________________________

                               October 1, 1995    October 2, 1994
                                ________________________________
Net Sales                             $134,000         $102,800
Cost of Goods Sold                     106,700           84,100
Selling and Administrative Expenses     11,300            7,500
Interest Expense (Income), Net              --            (400)
                                      ________
________

Income Before Provision for Income Taxes16,000           11,600
Provision for Income Taxes               6,500            4,400
                                      ________
________

Net Income                            $  9,500         $  7,200
                                      ========
========

Net Income Per Common Share (2)       $   0.47         $   0.36
                                      ========
========

                                          Six Months Ended
                                _________________________________

                               October 1, 1995    October 2, 1994
                                _________________________________
Net Sales                             $271,200         $213,000
Cost of Goods Sold                     216,300          174,400
Selling and Administrative Expenses     22,800           15,500
Interest Expense (Income), Net             200            (600)
                                      ________
________

Income Before Provision for Income Taxes31,900           23,700
Provision for Income Taxes              13,000            9,000
                                      ________
________

Net Income                            $ 18,900         $ 14,700
                                      ========
========

Net Income Per Common Share (2)       $   0.93         $   0.74
                                      ========
========


Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets (1)
(In thousands)

                                 October 1, 1995  April 2, 1995
                                 ______________________________
ASSETS
Current Assets:
  Cash and cash equivalents           $  9,000         $  3,900
  Receivables                           83,400           83,100
  Inventories                           96,200           90,900
  Prepaid expenses                       1,700            2,300
  Current deferred tax asset             9,600            9,900
                                      ________         ________
    Total current assets               199,900          190,100
                                      ________         ________


Property, Plant and Equipment, at cost                 285,500
279,200
  Less -- Accumulated depreciation    (152,100)        (143,000)
                                      ________
________

    Net property, plant and equipment  133,400          136,200

Goodwill and Other Assets               79,200           80,400
                                      ________
________

                                      $412,500         $406,700
                                      ========
========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                       $    400         $  6,900
  Current portion of long-term debt      5,100            5,400
  Accounts payable                      21,000           25,600
  Accrued liabilities                   55,800           56,500
  Income taxes payable                   6,600            5,800
                                      ________         ________
    Total current liabilities           88,900          100,200
                                      ________         ________
Long-Term Debt, excluding
   current portion                       9,700           13,700
Deferred Tax Liability                  16,000           16,700
Accrued Retirement Benefits Obligation                 10,500
10,000
Other Long-Term Liabilities              7,900            7,700

Shareholders' Investment:
  Common stock                          20,400           20,200
  Paid-in capital                        9,800            5,200
  Retained earnings                    247,300          230,700
  Cumulative translation adjustment      2,000            2,300
                                      ________         ________

      Total shareholders' investment   279,500          258,400
                                      ________         ________
                                      $412,500         $406,700
                                      ========         ========


Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows (1)
(In thousands)

                                        Six Months Ended
                               _________________________________
                               October 1, 1995    October 2, 1994
                               _________________________________

Cash Flows from Operating Activities:
  Net income                          $ 18,900         $ 14,700
  Non-cash items included in income:
    Depreciation and amortization       10,900           12,400
    Deferred taxes                       (200)              400
  Changes in operating working capital:
    Receivables                          (200)          (4,300)
    Inventories                        (5,400)          (7,500)
    Prepaids                               600              900
    Payables, accruals & current taxes                 (4,400)
(5,700)
    Other                                  200          (2,400)
                                       _______          _______
      Net cash provided by
      operating activities              20,400            8,500
                                       _______          _______
Cash Flows from Investing Activities:
  Purchase of PCC - Composites              --          (5,100)
  Acquisition of property, plant
    and equipment                      (7,200)          (5,200)
  Other investing activities, net          200              800
                                       _______          _______
      Net cash (used by) investing
      activities                       (7,000)          (9,500)
                                       _______          _______

Cash Flows from Financing Activities:
  Payment of long-term debt            (4,300)          (4,000)
  Proceeds of notes payable                800               --
  Payment of notes payable             (7,300)            (300)
  Sale of common stock                   4,800            7,900
  Cash dividends                       (2,400)          (2,000)
  Other financing activities               100               --
                                       _______          _______
      Net cash provided by(used by)
      financing activities             (8,300)            1,600
                                       _______          _______

Net Increase in Cash and
  Cash Equivalents                       5,100              600
Cash and Cash Equivalents at
  Beginning of Period                    3,900           55,200
                                       _______          _______

Cash and Cash Equivalents at
  End of Period                       $  9,000         $ 55,800
                                      ========          =======

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

(2) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 20,300,000 shares outstanding for the six months ended October 1, 1995, and 19,800,000 shares outstanding for the six months ended October 2, 1994.
     Fully diluted amounts are not presented because they are not materially different than amounts shown.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the second quarter of fiscal 1996 were $134.0 million, up from $102.8 million in the second quarter of last year. Net income for the quarter of $9.5 million, or $0.47 per share, increased from net income of $7.2 million, or $0.36 per share, in the same quarter a year ago.

In the first quarter last year, PCC acquired the assets comprising the business of PCC Composites, Inc. and in the fourth quarter of fiscal 1995 PCC purchased the Specialty
Products Division (SPD).

Results of Operations - Comparison Between Three Months
Ended October 1, 1995 and October 2, 1994

Sales increased $31.2 million (30.4%) compared with the second quarter a year ago. Approximately 65 percent of the improvement in sales resulted from the SPD acquisition. The majority of the remaining improvement came from higher sales of spares for aircraft jet engines and growth in non-aerospace sales.

Cost of goods sold for the second quarter of fiscal 1996 was 79.6%, reflecting improvement from the 81.8% reported in the second quarter last year. The lower cost of sales as a percent of sales in 1996 resulted from the inclusion of SPD's operations and leverage from the higher sales volume.

Selling and administrative expenses increased $3.8 million from the $7.5 million a year ago to $11.3 million in the second quarter of fiscal 1996. The higher level of selling and administrative expenses reflects the addition of the SPD operations in the current year.

In the second quarter of fiscal 1996, there was no net interest income as compared with $0.4 million interest income earned for the same period in fiscal 1995. The acquisition of SPD resulted in lower cash balances and higher debt this year as compared with a year ago.

The effective tax rate for the second quarter of fiscal 1996 was 41%. This compares to last year's effective tax rate of 38% and reflects higher amounts of non-deductible goodwill amortization and lower amounts of tax free investment income in the current year.

Results of Operations - Comparison between Six Months Ended
October 1, 1995 and October 2, 1994

Sales for the first six months of fiscal 1996 were $271.2 million, $58.2 million or 27.3% higher than last year's first six months' sales of $213.0 million. The majority of the higher sales are the result of the acquisition of SPD in the fourth quarter of 1995. The remaining improvement is largely attributable to higher sales of spares for aircraft jet engines.

Cost of goods sold as a percent of sales was 79.8% for the first six months of fiscal 1996 compared with 81.9% for the same period in fiscal 1995. The lower cost of sales as a percent of sales in 1996 reflects both the addition of the SPD operations and the leverage from higher sales in the other business operations.

Selling and administrative costs were $22.8 million for the first half of 1996, up $7.3 million from $15.5 million for first half of last year. The higher level of selling and administrative expenses primarily reflects the addition of the SPD operations in the current year.

The fiscal year-to-date 1996 net interest expense of $0.2 million reflects the lower cash balances and higher debt resulting from the fourth quarter fiscal 1995 acquisition of SPD. By comparison, $0.6 million of interest income was earned in the first six months of last year.

The effective tax rate for the first six months of fiscal
1996 was 41%, up from the 38% reflected in the prior year's first six months as a result of higher amounts of non-deductible goodwill amortization and lower amounts of tax free investment income in the current year.

Changes in Financial Condition and Liquidity

Total assets at October 1, 1995, were $412.5 million, up
$5.8 million from April 2, 1995, levels. The majority of the total asset change was due to inventory increases of $5.3 million, reflecting product shipment timing changes.

Year-to-date, cash from earnings of $29.6 million, plus cash of $4.8 million from the sale of common stock through stock option exercises, provided for increased working capital of $9.2 million, $7.2 million of capital expenditures and dividends of $2.4 million. The favorable cash flow provided for $10.8 million of debt repayments and a $5.1 million increase in cash.

Total capitalization at October 1, 1995, was $294.7 million, consisting of $15.2 million of debt and $279.5 million of equity. The debt-to-equity ratio was 0.05 compared with
0.10 at the end of the prior fiscal year.

PCC believes that future capital requirements for property, plant and equipment and dividend payments can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings or the issuance of stock.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                         none


Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits


            27   Financial Data Schedule


Item 6.(b)  Reports on Form 8-K

            none



SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  November 7, 1995       /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)