Form 10-Q
period 1995-12-31
PRECISION CASTPARTS CORP
filed 1996-02-05
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Quarter Ended December 31, 1995
                 Commission File No. 1-10348

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

                              Yes      X     No   ______
                                   _________

Number of shares of Common Stock, no par value, outstanding
as of February 1, 1996:                 20,520,335 shares

                                     Exhibit Index at Page 8
                                           Page 1 of 9 Pages


Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
(In thousands, except share and per share data)
Consolidated Statements of Income

                                       Dec 31,      Jan. 1,
Three Months Ended                        1995         1995
____________________________________________________________
Net Sales                             $127,700     $102,400
Cost of Goods Sold                     102,000       85,600
Selling and Administrative Expenses     10,900        6,900
Interest Income, Net                     (100)        (500)
____________________________________________________________
Income Before Provision for Income Taxes14,900       10,400
Provision for Income Taxes (1)           3,100        4,000
____________________________________________________________

Net Income                            $ 11,800     $  6,400
===========================================================
Net Income Per Common Share           $   0.58     $   0.32
===========================================================

                                      Dec. 31,      Jan. 1,
Nine Months Ended                         1995         1995
____________________________________________________________
Net Sales                             $398,900     $315,400
Cost of Goods Sold                     318,300      260,000
Selling and Administrative Expenses     33,700       22,400
Interest Expense (Income), Net             100      (1,100)
____________________________________________________________

Income Before Provision for Income Taxes46,800       34,100
Provision for Income Taxes (1)          16,100       13,000
____________________________________________________________

Net Income                            $ 30,700     $ 21,100
============================================================
Net Income Per Common Share           $   1.51     $   1.06
============================================================

See Notes to Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Balance Sheets

                                      Dec. 31,      Apr. 2,
ASSETS                                    1995         1995
____________________________________________________________
Current Assets:
  Cash and cash equivalents           $ 12,600    $   3,900
  Receivables                           84,100       83,100
  Inventories                          100,300       90,900
  Prepaid expenses                       1,000        2,300
  Current deferred tax asset             9,300        9,900
____________________________________________________________

    Total current assets               207,300      190,100
____________________________________________________________

Property, Plant and Equipment, at cost            289,300
279,200
Less - Accumulated depreciation       (157,400)   (143,000)
____________________________________________________________

  Net property, plant and equipment    131,900      136,200
____________________________________________________________

Goodwill and Other Assets               77,300       80,400
____________________________________________________________

                                      $416,500     $406,700
============================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

____________________________________________________________
Current Liabilities:
  Notes payable                       $  1,000     $  6,900
  Current portion of long-term debt      4,700        5,400
  Accounts payable                      22,400       25,600
  Accrued liabilities                   49,100       56,500
  Income taxes payable                   3,400        5,800
____________________________________________________________

    Total current liabilities           80,600      100,200
____________________________________________________________

Long-Term Debt, excluding
  current portion                        9,100       13,700
Deferred Tax Liability                  15,700       16,700
Accrued Retirement Benefits Obligation             10,700
10,000
Other Long-Term Liabilities              8,400        7,700
Shareholders' Investment:
  Common stock                          20,400       20,200
  Paid-in capital                       11,600        5,200
  Retained earnings                    257,900      230,700
  Cumulative translation adjustment      2,100        2,300
____________________________________________________________

    Total shareholders' investment     292,000      258,400
____________________________________________________________

                                      $416,500     $406,700
===========================================================

See Notes to Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Statements of Cash Flows

                                      Dec. 31,      Jan. 1,
Nine Months Ended                         1995         1995
____________________________________________________________
Cash Flows from Operating Activities:
  Net income                            $30,700     $21,100
  Non-cash items included in income:
    Depreciation and amortization       17,000       18,600
    Deferred taxes                       (300)          500
Net (increase) in receivables,
    inventories and prepaids over
    payables and accruals               (20,400)   (24,900)
___________________________________________________________
    Net cash provided by
      operating activities              27,000       15,300
___________________________________________________________

Cash Flows from Investing Activities:
  Purchase of PCC Composites                --      (5,100)
  Acquisition of property,
    plant and equipment                 (11,400)    (7,600)
  Other investing activities, net          800          900
___________________________________________________________
    Net cash used by investing
      activities                        (10,600)   (11,800)
Cash Flows from Financing Activities:
  Payment of long-term debt             (4,900)     (4,400)
  Proceeds of notes payable              1,400           --
  Payments of notes payable             (7,300)       (300)
  Sale of common stock                   6,700        9,000
  Cash dividends                        (3,600)     (3,200)
  Other financing activities, net           --        (400)
___________________________________________________________

    Net cash (used by) provided by
      financing activities              (7,700)         700
___________________________________________________________

Net Increase in Cash
  and Cash Equivalents                   8,700        4,200
Cash and Cash Equivalents at
  Beginning of Period                    3,900       55,200
___________________________________________________________
Cash and Cash Equivalents at
  End of Period                         $12,600     $59,400
===========================================================

See Notes to Financial Statements on page 5.

Notes to the Interim Financial Statements

(1) During the third quarter of fiscal 1996, the Company recorded a tax benefit of $2.2 million from the settlement of a state tax issue, and a $0.4 million benefit from a research and development tax credit, the impact from the two items was equal to $0.13 per share.

(2) The consolidated interim financial statements have been prepared by the Company, without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflected all adjustments which are, in the opinion of management, necessary for fair representation.

(3) Earnings per share have been computed on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 20,300,000 shares outstanding for the nine months ended
     December 31, 1995, and 19,900,000 shares outstanding for the nine months ended January 1, 1995. Fully diluted amounts are not presented because they are not materially different than amounts shown.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Sales for the third quarter were $127.7 million, up 25% from $102.4 million in the same quarter last year. Net income was $11.8 million, or $0.58 per share, for the quarter, compared with net income of $6.4 million , or $0.32 per share in the same quarter last year.

In the first quarter last year, Precision Castparts Corp.
(PCC) acquired the assets comprising the business of PCC
Composites, Inc. and in the fourth quarter of fiscal 1995, PCC purchased the Specialty Products Division (SPD).

Results of Operations
Comparison between Three Months Ended December 31, 1995 and
January 1, 1995

The sales increase of $25.3 million as compared to the third

quarter of last year was due to the acquisition of SPD in the fourth quarter of 1995 and higher sales of spares for aircraft jet engines and growth in non-aerospace sales.

Cost of goods sold as a percent of sales for the third quarter of fiscal 1996 was 79.9%, reflecting improvement from the 83.6% reported in the third quarter last year. The lower cost of sales as a percent of sales in 1996 resulted from the inclusion of SPD's operations and leverage from the higher sales volume.

Selling and administrative costs were $10.9 million for the third quarter of fiscal 1996, up $4.0 million from the $6.9 million for the third quarter of last year. The higher level of selling and administrative expenses reflects the addition of SPD operations in the current year.

Net interest income in the third quarter of fiscal 1996 was $0.1 million, as compared with net interest income of $0.5 million in the third quarter a year ago. The decrease reflects the lower cash balances resulting from the fourth quarter fiscal 1995 acquisition of SPD.

The effective tax rate in the third quarter of fiscal 1996 was 20.8%. This compared to last year's effective tax rate of 38.0%. The decrease was due primarily to a tax benefit of $2.2 million from the settlement of a state tax issue and a $0.4 million benefit from a research and development tax credit. The non-recurring tax benefits accounted for approximately half of the net income increase between years.

Results of Operations
Comparison between Nine Months Ended December 31, 1995 and
January 1, 1995

Sales for the first nine months of fiscal 1996 were $398.9 million, $83.5 million or 26.5% higher than last year's first nine months sales of $315.4 million. Increased sales were primarily the result of the acquisition of SPD in the fourth quarter of fiscal 1995. The remaining improvement was due to higher sales of spares for aircraft jet engines and growth in non-aerospace sales.

Cost of goods sold as a percent of sales was 79.8% for the first nine months of fiscal 1996 as compared to 82.4% for the same period in fiscal 1995. This improvement in cost of

goods sold was a result of the addition of SPD operations as well as higher overall sales in fiscal 1996.

Selling and administrative costs increased $11.3 million to $33.7 million for the nine months ended December 31, 1995, as compared to $22.4 million for the same period last year.
The primary reason for the increase was due to SPD operations in the current year.

Net interest expense of $0.1 million was recorded in the first nine months of fiscal 1996 as compared with net interest income of $1.1 million for the same period a year earlier. This was due to the lower cash balances and higher debt resulting from the fourth quarter fiscal 1995 acquisition of SPD.

The effective tax rate for the first three quarters of fiscal 1996 was 34.5%. This compared to last year's effective tax rate of 38.0%. The lower current effective tax rate reflected the impact of two non-recurring tax benefits in the third quarter of fiscal 1996 of $2.6 million.

Changes in Financial Condition and Liquidity

Total assets of $416.5 million at December 31, 1995, represented a $9.8 million increase from the $406.7 million balance at April 2, 1995. Inventories accounted for $9.4 million of the total asset increase, reflecting higher build rates and changes in product shipment timing.

Cash from earnings for the nine months ended December 31, 1995, of $47.4 million, plus cash of $6.7 million from the sale of common stock through stock option exercises, provided for $20.4 million of increased working capital, $11.4 million of capital expenditures and $3.6 million of dividends. The favorable cash flow provided for $10.8 million of debt repayments and brought total cash balances to $12.6 million.

Total capitalization at December 31, 1995, was $306.8
million, consisting of $14.8 million of debt and $292.0
million of equity. The debt to equity ratio was 0.05 compared with 0.10 at the end of the prior fiscal year.

The Company can fund the pending Carmet acquisition, as discussed in 5(a), below, from existing cash and additional borrowings on uncommitted lines of credit. PCC believes it can fund future requirements for capital spending and cash dividends from cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings or the issuance of stock.

PART 2.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
Holders

               None.

Item 5.   Other Information

Item 5.(a)     Press Release

On January 15, 1996, Precision Castparts Corp. announced that it had agreed to acquire the stock of Carmet Company of Duncan, South Carolina. Carmet, a tungsten carbide manufacturer has its major manufacturing and machining facility in Duncan as well as manufacturing facilities in Gainesville, Georgia and Bad Axe, Michigan. Its largest markets are cutting tool and cold-forming tooling manufacturers.

The transaction is valued at $21.7 million subject to adjustment. The acquisition is subject to customary closing conditions.


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





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  February 5, 1996       /s/  W.D. Larsson
                              W.D. Larsson
                              Vice President and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)


