Form 10-K
period 1996-03-31
PRECISION CASTPARTS CORP
filed 1996-07-01
CIK 79958

=================================================================
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                     __________________

                          FORM 10-K

/X/       Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

          For the Fiscal Year Ended March 31, 1996
                             or

/ /    Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

        For the Transition Period From _____ to _____

                 Commission File No. 1-10348
                     __________________

                  PRECISION CASTPARTS CORP.
   (Exact name of registrant as specified in its charter)



            OREGON                       93-0460598
 (State or other jurisdiction (I.R.S. Employer Identification
     of incorporation or                    No.)
        organization)
    4600 S.E. Harney Drive
     Portland, OR  97206                 97206-0898
 ___________________________    ___________________________
    (Address of principal                (Zip Code)
      executive offices)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non affiliates of the registrant as of June 7, 1996 was $876,754,648.

     As of the close of business on June 7, 1996 Registrant had 20,569,024 shares of Common Stock, without par value, outstanding.

             Documents Incorporated by Reference

     Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp." for the year ended
March 31, 1996 is incorporated by reference in Parts II and IV and appended hereto.

     Portions of the Registrant's Proxy Statement dated June 28,
1996 in connection of the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.
============================================================

                          FORM 10-K
                        ANNUAL REPORT
                      TABLE OF CONTENTS

PART I                                                     PAGE
   Item 1.  BUSINESS                                          1
               Products                                       2
               Sales and Distribution                         7
               Backlog                                        9
               Competition                                    9
               Research and Development                      10
               Employees                                     10
               Patents and Trade Secrets                     11
               Materials and Supplies                        11
               Government Regulations                        12
               Environmental Compliance                      13
               Forward Looking Statements                    14
   Item 2.  PROPERTIES                                       15
   Item 3.  LEGAL PROCEEDINGS                                17
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                       18
               Executive Officers of the Registrant          18

PART II
   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                   19
   Item 6.  SELECTED FINANCIAL DATA                          19
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS           19
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      20

PART III
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT                                    20
  Item 11.  EXECUTIVE COMPENSATION                           20
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                         20
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   21

PART IV
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                   21
               Signatures                                    24
               Financial Statement Schedule                  26
               Report of Independent Accountants             27

                           PART I
ITEM 1. BUSINESS

   Precision Castparts Corp. ("PCC" or the "Company"), through multiple operating divisions, is a leading manufacturer of complex metal components and products for aerospace and specialized industrial applications throughout the world.

   Through its Structurals Division ("Structurals Division") and its subsidiary Precision Castparts Corp. - France, S.A. ("PCC-France"), PCC is a leading supplier to the aerospace industry of large, complex structural investment castings as well as a leading supplier of other investment castings from stainless steel and alloys of nickel, cobalt and titanium. The Company is also one of the largest manufacturers of precision cast airfoils through its subsidiary PCC Airfoils, Inc. ("Airfoils Division"). The Airfoils Division manufactures and sells blades and vanes used as replacement parts and as original equipment in commercial and military aircraft jet engines. Castings are also sold for use in industrial gas turbine, automotive, medical and other commercial applications.

   The investment casting, or "lost wax" process, uses ceramic molds to manufacture parts with complex shapes, closer tolerances and finer surface finishes in producing metal parts as compared to parts manufactured using other methods of casting. A wax or plastic replica of the part, called the "pattern," is surrounded by a ceramic material called the "investment" to create a mold. When the mold is heated, the wax or plastic melts and runs out of the mold. Molten metal is poured into the resulting cavity. When the metal cools, the ceramic shell is removed and discarded. After finishing operations and quality verification, the part is ready for shipment. In certain airfoil and structural castings, the wax pattern is formed around a core made of ceramic or other material, which is later removed, to form complex hollow passages in the finished casting for air cooling or for other purposes such as transporting fluids.

   In fiscal 1995, the Company acquired PCC Specialty Products, Inc. ("Specialty Products Division" or "SPD"). On February 21, 1996, SPD acquired 100% of the stock of the Carmet Company ("Carmet"), a manufacturer of tungsten carbide cutting tools and wear parts.

   SPD is a diversified manufacturer of products and machines for general industrial markets. The business has operations that machine high grade steel into tools primarily used in the fastener industry. In addition, these operations manufacture machines on which the tools are used. The business also has two powdered metal operations which manufacture helical gears and

                           Page 1
tungsten carbide cutting tools and wear parts. In addition, SPD makes permanent self-lubricating bearings, which are used in hostile operating environments. Subsequent to fiscal year-end, SPD acquired 100% of the stock of The Olofsson Corporation, a manufacturer of machine systems used for boring and turning processes primarily in the automotive industry.

   The Company, through its subsidiary Advanced Forming Technology, Inc. ("AFT"), is a leading producer of metal injection molded ("MIM") parts. The MIM process is particularly suited to high volume production of small complicated metal parts for numerous industries. In the MIM process, powdered metal and nonmetallic binders are mixed, heated and injected into a die. Once solidified, the "green" or unfinished part is taken from the die and placed in a staging fixture. The binder is removed through either a thermal or solvent extraction, and the part is sintered in a vacuum furnace, which changes the powdered metal into a solid.

   The Company manufactures advanced technology, metal-matrix composite parts, through its subsidiary, PCC Composites, Inc. Using aluminum silicon carbide (AlSiC), the business manufactures parts which are lightweight, have high thermal conductivity, and offer tightly controlled thermal expansion, properties that are valuable to electronics and other manufacturing companies. The business uses a process called Pressure Infiltration Casting ("PIC") to combine metals and ceramics to create Metal-Matrix Composites. PIC is a multi-step process where the metal is first melted in a vacuum. Using an inert gas and controlled pressurization, the metal is then forced into a pre-formed ceramic material to create a composite. The part is directionally solidified, extracted from the mold and finished before shipping to the customer.


Products

   Sixty-eight percent of PCC's business activity in fiscal year 1996 was with customers in the aerospace industry. Primary products for this industry are structural and airfoil investment castings. The Company's structural investment castings are stationary components that form portions of the fan, compressor, combustion and turbine sections of the engine where strength and structural integrity are critical. Many of the Company's precision cast airfoils are rotating parts that operate in the low and high pressure turbine sections of the engine under extreme temperature and pressure conditions. Most aircraft jet engines use both the Company's structural and airfoil castings. The Company manufactures its castings to design specifications established by its customers.

                           Page 2

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

   The Company continues to experience strong demand from the aerospace industry for structural parts made from alloys of titanium, a metal that is lighter than other materials with comparable performance characteristics. Although the maximum operating temperature of titanium is lower than that of many other alloys used in jet engines, there is increasing use of titanium in all but the hotter parts of the engine because of the considerable weight savings. Titanium is an exceptionally difficult metal to cast; however, the Company has developed the necessary technology and know-how to cast large, complex investment castings in titanium alloys. The Company operates a titanium alloy casting plant in Oregon, and also manufactures titanium alloy castings at its plant in France.

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

   General Electric Company ("GE") has used the Company's large, complex castings on its jet engines for more than 25 years. As the Company has been able to cast larger and more complex parts, GE has made increasing use of the Company's castings in its jet engines. GE's CF6-80 series of engines, for wide-body aircraft produced by The Boeing Company's Commercial Airplane Group ("Boeing"), Douglas Aircraft Company, a division of McDonnell-Douglas Corporation ("McDonnell Douglas") and Airbus Industrie ("Airbus"), use a significant number of the Company's complex structural castings. GE's GE90 jet engine, designed for use on



                           Page 3
the new Boeing 777 and other next generation aircraft, also uses a significant number of the Company's complex structural castings.

   The Pratt & Whitney Aircraft operation of United Technologies Corporation ("P&W") has used the Company's complex structural castings for more than 20 years on its military engines, and for more than 15 years on its commercial engines. P&W's newest engines, the PW2000 series used on the Boeing 757 and McDonnell Douglas C-17, and the PW4000 series used on the Boeing 747, 767 and 777, the Airbus A300, A310 and A330, and the Douglas MD-11, make extensive use of castings made by the Company.

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

   The Company's structural castings are included in military jet engines that currently power the F-14, F-15, F-16 and F-18 aircraft, as well as the next generation of military aircraft, including engines for the F-22 Superstar (Advanced Tactical Fighter) and the C-17 transport for the US Air Force. Cutbacks in military spending have reduced the Company's sales to United States government end-users from 29 percent of sales in 1992 to 18 percent in 1996.

   Castings made by the Company are also included in jet engines currently used on or under development for a number of foreign military aircraft, private passenger aircraft and commercial and military helicopters.

   The Company has one plant in France, which produces structural investment castings from alloys of stainless steel, nickel, cobalt-chromium and titanium. The Company believes that the French plant is the only facility in Western Europe with the means to cast these different alloys in the same plant.

   Aerospace Airfoil Castings. The Company's Airfoils Division manufactures precision cast airfoils including the stationary vanes and rotating blades used in the turbine section of the aircraft jet engines. This engine section is considered the

                           Page 4

"hot" section, where temperatures may exceed 2,000 degrees F. These conditions require use of superalloys and special casting techniques to manufacture airfoil castings with internal cooling passageways that provide both high performance and longer engine life. The airfoil castings are made in accordance with customer specifications and designs.

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

   Non-Aerospace Investment Casting Products. The Company's strategy for continuing profitable growth has included pursuing new opportunities for the Company's existing technologies. The Company believes that significant growth opportunity exists in the Industrial Gas Turbine ("IGT") market. IGT engines, which are used for power generation, are built with investment castings that are similar, yet larger, than blades and vanes manufactured by the Company's Airfoils Division for the aerospace market. The Company believes its expertise in casting structural and airfoil components enables it to compete effectively in this market. The Company has also been expanding its application of the investment casting technology in other non-aerospace markets such as automotive, medical prostheses, sporting goods and industrial



                           Page 5
applications. In fiscal 1996, the growth in investment castings for non-aerospace applications increased nearly 13 percent from the prior year.

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

   The Carmet operation manufactures tungsten carbide tools, cold-forming tools and wear parts for a diversified base of industrial and consumer applications. Because of its high resistance to wear, tungsten carbide is used in a wide variety of machine tools for cutting and forming ferrous and non-ferrous metals and is also used in wood-cutting applications.

   SPD also manufactures and distributes specialty powdered-metal gears and other components for the automotive, appliance, power tool and power transmission industries. Under the brand name "Lubrite," the Company designs, manufactures and distributes bearings. These bearings, which are custom-engineered and permanently self-lubricating, are used to help maintain structural integrity in hostile operating environments such as offshore drilling rigs, large commercial buildings, bridges and rapid-transit vehicles.

   AFT Products. Metal injection molding is a technology that enables the production of small, complex, net shape metal parts at a significant cost savings over machining, investment casting or other net shape and near net shape processes. It is a hybrid manufacturing process which combines elements from various other fabrication methods, including powder-metal processing, investment casting and plastic-injection molding. MIM provides a technological advantage over other fabrication methods in its ability to produce small complex parts with thin wall sections, sharp corners, edges and other interior details that cannot be produced economically by other processes. AFT's MIM parts have been used in electronic, medical, firearms, military ordnance, automotive, fiber optic, aerospace and other industrial products.

                           Page 6

   Composite Products. PCC Composites' pressure infiltration casting process produces lightweight, net shape metal-matrix composite parts with high thermal conductivity and tightly controlled thermal expansion. These attributes, which significantly increase heat dissipation, are important for applications such as electronics. Extremely intricate shapes can be produced with this manufacturing process, thereby broadening its application to a number of general industrial uses.

Sales and Distribution

   During the fiscal year ended March 31, 1996, the Company served approximately 1,000 customers. A year ago, the Company did business with approximately 350 customers. The increase in the number of customers resulted primarily from the inclusion of a full year of operations from SPD in fiscal 1996. The Company's major customers continue to be a relatively few number of U.S. and European jet engine manufacturers. Most major aerospace customers purchase both structural and airfoil castings. Two customers, GE and P&W, accounted for approximately 38 percent of net sales during the Company's 1996 and 1995 fiscal years. In addition, sales to certain other customers include parts which ultimately are included in GE and P&W engines. Including these other sales, GE and P&W account for approximately 58 percent of net sales in 1996 and 67 percent in 1995. No other customer accounted for more than 10 percent of net sales.

   The table below sets forth the relative contribution to sales of components for the aerospace industry over the past three years.  Data for 1994 have been restated to conform to the 1995 and 1996 classifications.
                                          Fiscal Year
                                        ________________

   Sales                                1994  1995 1996
                                        ____  ____ ____
   Aerospace                             84%   79%  68%
   Other                                 16%   21%  32%

   The relative importance of aerospace-related business
(particularly aircraft) subjects the Company's business to the underlying trends within the aerospace industry. Historically, both commercial and military aircraft sales have shown cyclical patterns.

   While the Company's large, complex structural castings are generally designed as permanent engine parts and sold as original equipment to the engine manufacturers, the airfoil components in the engine have shorter useful lives and are replaced

                           Page 7
periodically in the course of engine maintenance. As a result, sales of the Airfoils Division are affected to a lesser degree by the cyclical patterns of aircraft sales than are sales of the Structurals Division. Based upon estimates provided by its major customers, the Company believes that approximately 50 percent of its sales of airfoils are used as replacement parts.

   Fiscal 1996 reflected the first indications of a general recovery in the aerospace industry, which had been experiencing a cyclical downturn since calendar 1991. In fiscal 1996, the Company's sales of investment castings for aerospace and aircraft gas turbine engines increased $33 million (10%) from 1995, reflecting the high demand for new aircraft components and spares. In addition, sales of other industrial and commercial products increased $87.5 million (94%) in 1996. This increase in non-aerospace sales reflected both the addition of SPD, which was acquired at the end of fiscal 1995, and the Company's continued diversification into non-aerospace markets. See "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp."

   The portion of the Company's net sales for United States government end-use was 18 percent in 1996, 19 percent in 1995 and 21 percent in 1994. Annual sales to customers outside of the United States, most of which are in western Europe, were $156.2 million in 1996, $126.8 million in 1995 and $107.2 million in 1994, accounting for 28 percent, 29 percent and 26 percent of the Company's sales in those years.

   The Company's sales of investment castings are made through sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near the Company's major customers. Due to the sophisticated nature of the product, the Company's sales effort requires that both field sales representatives and other technical personnel work closely with customers to identify and assist in the development of new castings and to provide other services which are necessary in obtaining new and repeat production orders. Company representatives are often on-site at customer locations to support the Company's sales process.

   MIM parts, composites parts, powdered-metal parts, tungsten carbide parts and industrial tools and machines are sold by both the Company's sales forces and manufacturers' representatives in the U.S., Europe and Southeast Asia.




                           Page 8

   In fiscal 1992, PCC formed a joint venture with Hitachi
Metals, Ltd. for the manufacture of MIM parts in Japan. PCC owns a 30 percent interest in this joint venture, which began operations early in fiscal 1993. To date, this joint venture has not had material sales or a significant effect on PCC's consolidated results.

Backlog

   The following table sets forth in millions of dollars the Company's backlog of unfilled orders believed to be firm at the end of each of its last three fiscal years.

                     April 3,  April 2, March 31,
                       1994      1995      1996
                      ______    ______    ______
                      $280.2    $313.2    $539.7

   A portion of the increase in the 1996 backlog reflects a change in customer order placement patterns. Longer lead time orders are being placed, as approximately $161.6 million of the Company's 1996 backlog consists of orders scheduled for delivery more than one year in the future, as compared to $72.7 million in 1995 and $82.0 million in 1994.

   The majority of sales to customers are made on individual purchase orders. Most of the Company's orders are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, the Company has not experienced significant order cancellations.

   For fiscal 1997, the Company expects a continuation of the increasing demand from the aerospace industry and further growth in many of the non-aerospace markets served. The Company continues to pursue growth through a three-tiered approach of continuously improving operating efficiencies in its existing businesses, expanding applications and markets for its current metal forming technologies and acquiring companies which are synergistic with its existing businesses and core competencies. See "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp."

Competition

   The Company is subject to competition in all of the markets it serves. Parts similar to those made by the Company can be made by competitors using either the same types of manufacturing processes or other forms of manufacturing. While the Company

                           Page 9
believes its manufacturing processes, technology and experience provide advantages to customers, such as high quality, competitive prices and physical properties which often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the parts made by the Company.

   Despite intense competition, the Company believes it is the number one or two supplier in its principal markets served. Several factors, including many long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid the Company in maintaining its competitive advantages.

Research and Development

   The Company maintains separate research and development departments for its Airfoils Division and its Structurals Division, where the majority of research occurs. The research and development effort at these locations is directed at developing new manufacturing processes and improving current processes. Total research and development expenditures amounted to $3.5 million in 1996, $3.1 million in 1995 and $5.2 million in 1994. A substantial amount of the Company's technological capability is the result of engineering work performed in connection with process development and production of new parts. This engineering work which is charged to the cost of production, is not included in research and development expenditures.

Employees

   At March 31, 1996, the Company employed 5,646 people, including 2,109 people at the Structurals Division, 2,075 people at the Airfoils Division, 1,040 people at SPD, 249 people at PCC-
France, 122 people at AFT, 35 people at PCC Composites and 16 people in corporate functions.

   Approximately 550 of the employees at the Airfoils Minerva Plant are covered by a collective bargaining agreement with the Metal Workers Alliance, which expires in June of 1997. All employees of PCC-France are covered by a collective bargaining agreement. Certain of the employees at the SPD Merriman plant are
covered by collective bargaining agreements.   An agreement with
the International Association of Machinists ("IAM") covering approximately 130 employees, expires June 30, 1998, and an agreement with the Allied Workers International Union covering fewer than 10 employees expires July 31, 1998. Approximately 30 of the employees at the SPD Carmet plant at Bad Axe are covered by a collective bargaining agreement with the United Steelworkers


                           Page 10
of America which expires in November of 1996. None of the Company's other employees are covered by a collective bargaining agreement. On May 24, 1995, a petition was filed by the United Steelworkers of America seeking to represent production and maintenance employees at the Structurals Division. An election was conducted by the National Labor Relations Board ("NLRB") on July 27 - 28, 1995, and Steelworkers' representation was voted down. The Steelworkers filed objections to the election results. An NLRB hearing officer recommended a rerun election. While that recommendation was pending review by the NLRB, the Steelworkers filed a new petition on June 6, 1996, and withdrew the 1995 petition. The NLRB approved that withdrawal. A hearing is now scheduled to begin July 9, 1996, to resolve bargaining unit definition issues that must be determined before an election is scheduled. Management does not have sufficient information to determine the probable outcome of the unionizing activities, nor the effect on operations, if any, in the event that the Structurals Division employees were to be represented by the union.

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

Materials and Supplies

   The primary materials used by the Company are metal alloys, tool grade steel, powdered metals, waxes, ceramics, X-ray film and miscellaneous foundry and manufacturing supplies. These materials have generally been available in adequate quantities to fill production needs, although prices for some items, primarily metals, have fluctuated significantly in the past.

                           Page 11

   In addition to purchases of materials from outside suppliers, the Company manufactures some of its own wax blends, and most of its ceramic blends and metal alloys. Many of the processes used in manufacturing these materials were developed by the Company through its own research.

   The Company's Structurals and Airfoils Divisions are each highly integrated, including all facets of the production of precision structural and airfoil investment castings. The Company vacuum-melts metals and other elements to create more than 50 varieties of nickel- and cobalt-based alloy blends.
These superalloys are designed to endure extreme temperature and stress conditions and are subjected to high purity standards.
The Company also blends the ceramic materials that are used in forming shell molds and ceramic cores. The Company operates one plant specializing in production of ceramic materials from basic minerals such as zircon and fused silica. Another plant manufactures the preformed ceramic cores that the Company uses in its turbine airfoil castings to produce complex internal cavities and air-cooling passages that extend the life of airfoils and improve engine performance. Currently, approximately half of the preformed ceramic cores used by the Airfoils Division are produced by the Company. The Structurals Division produces the majority of its wax formulations, whereas the Airfoils Division purchases most of its wax products from suppliers.

   Commercial deposits of certain metals, such as cobalt, nickel, chromium, columbium and molybdenum, which are required for the alloys used in the Company's castings, are found in only a few parts of the world. The availability and prices of these metals are influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of tool grade steel used by SPD are also subject to variation in availability and pricing. These changes in the supply and cost of metals generally affect all companies using these materials, including the Company and its competitors.

Government Regulations

   Certain of the Company's products are manufactured and sold under U.S. government contracts or subcontracts. As are all companies that provide products or services to the Federal government, the Company is directly and indirectly subject to various Federal rules, regulations and orders applicable to government contractors. Certain of these government regulations relate specifically to the vendor-vendee relationship with the government, such as the bidding and pricing rules. Under


                           Page 12
regulations of this type, the Company must observe certain pricing restrictions, produce and maintain detailed accounting data and meet various other requirements. The Company is also subject to a number of regulations affecting the conduct of its business generally. For example, the Company must adhere to standards established by the Office of Federal Contract Compliance Programs and the Occupational Safety and Health Act relating to labor practices and occupational safety standards. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with Federal funds.

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

   During the period 1970-1973, the Company contracted for disposal of certain industrial waste at the Pasco Landfill located near Pasco, Washington. This landfill has been designated as a Superfund Site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The Washington State Department of Ecology ("Ecology")notified the Company that it has determined that the Company is a Potentially Liable Party ("PLP") for the Pasco Landfill Superfund Site. The Company joined with approximately 40 other PLPs that sent industrial wastes to the site, as well as with the owners, operators and other PLPs, to fund the initial Remedial Investigation and Feasibility Study, which was completed and accepted by Ecology in March 1994. In April, 1995, the PLPs and Ecology agreed on a Phase II Remedial Investigation/ Feasibility Study Work Plan to study potential remediation alternatives.

   In 1989, the Oregon Health Division ("Health Division") alleged that the Company discharged low level radioactive material to the Portland city sewer in violation of the Company's radioactive materials license. The City of Portland also has


                           Page 13
alleged that the discharges violated the Company's discharge permit. Although the Company contested the alleged violations, it undertook extensive cleaning of portions of the sewer system under a consent agreement with the City and the Health Division. In 1994, the Health Division revived the alleged violation, asserting that the issue was not fully resolved by the cleaning. The Health Division has requested additional investigation and further sewer cleaning. The Company continues to contest the alleged violation but is conducting an investigation of its on-site sewer lines to determine whether additional cleaning is necessary to prevent further discharge of radioactive materials into the City's sewer.

   With the acquisition of SPD, the Company acquired properties and facilities that had been operated as industrial manufacturing facilities for many years and had used materials now recognized as hazardous. Consequently, there are several environmental remediation efforts in place at SPD facilities. In the acquisition of SPD, PCC received certain environmental indemnities from the prior owners. The prior owners of SPD have agreed to indemnify PCC for environmental damage on acquired properties up to a maximum of $5.0 million through March 8, 2000. No claims have been made to date. The Company believes that its reserves and the indemnities provided by the former owners of SPD are adequate to protect the Company from any adverse economic effects of environmental liabilities at SPD facilities.

Forward Looking Statements

Information included within this section describing the divisions relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to the rate of recovery in the aerospace cycle; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and costs of metals; relations with the Company's employees; and the Company's ability to manage its operating costs and integrate acquired businesses in an effective manner. Any forward-looking statements should be considered in light of these factors.







                           Page 14

ITEM 2. PROPERTIES

     The Company's manufacturing plants and administrative offices, along with certain information concerning the products and facilities at March 31, 1996, are as follows:

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



                           Page 15
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
    Milford, Connecticut      and machines

  Merriman Plant              Powdered metal parts 193,000
    Hingham, Massachusetts    and self-lubricating
                              structural bearings

  Carmet Duncan Plant         Tungsten carbide     140,000
    Duncan, South Carolina    cutting tools and
                              wear parts

  Carmet Bad Axe Plant        Tungsten carbide      40,000
    Bad Axe, Michigan         powder

  Carmet Gainesville Plant    Grinding and          30,000**
    Gainesville, Georgia      finishing work for
                              Duncan Plant

PCC - FRANCE
 PCC-France Plant             Medium and large      66,000
    Ogeu, France              sized castings,
                              Titanium castings




                           Page 16

ADVANCED FORMING TECHNOLOGY
 AFT Plant                    Powdered metal        40,000**
    Longmont, Colorado        injection molded
                              parts

PCC - COMPOSITES
 PCC - Composites Plant       Metal matrix          21,000**
    Pittsburgh, Pennsylvania  composite parts

* 76,000 sq. ft. of the Large Structurals Business Operation plant and 55,000 sq. ft. of the Titanium Business Operation plant are leased.
**  Entire facility is leased.

   The majority of the Company's facilities are owned.  The
Mentor plant is leased with an option to purchase; the current lease term expires in 2000. The Gainesville plant lease expires in 2001, the AFT plant lease expires in 1997 and the PCC
Composites plant lease expires in 2001.

   The Company plans to expand its manufacturing capacity to meet anticipated market demand for its products. See "Management's
Discussion and Analysis," in Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts
Corp."

ITEM 3. LEGAL PROCEEDINGS

   For a description of claims relating to environmental matters, see "Item 1. Business -- Environmental Compliance."

   For a description of claims relating to employee matters, see
"Item 1, Business -- Employees."

   Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.












                           Page 17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Executive Officers of the Registrant (a)


                          Officer            Position Held
Name                       Since     Age  With the Registrant
William C. McCormick      (b) 1985   62    Chairman, President
                                           and Chief Executive
                                           Officer

Peter G. Waite            (c) 1980   52    Executive Vice
                                           President-
                                           Airfoils Division

Mark Donegan              (d) 1992   39    Executive Vice
                                           President-
                                           Structurals
                                           Division

William D. Larsson        (e) 1980   51    Vice President and
                                           Chief Financial
                                           Officer

Roy M. Marvin             (f) 1967   65    Vice President-
                                           Administration and
                                           Secretary

__________

(a) The officers serve for a term of one year and until their successors are elected.
(b) Elected Chairman in 1994, President and Chief Executive Officer in 1991 and Director in 1986. Served as President and Chief Operating Officer from 1985-1991.
(c)  Elected Executive Vice President -- Airfoils Division in
     1986.
(d)  Elected Executive Vice President -- Structurals Division in
     1992.
(e) Elected Vice President -- Finance in 1980. Named Vice President and Chief Financial Officer in 1993.
(f) Retired May 31, 1996. Elected Secretary in 1983, Vice President -- Administration in 1980, and Director in 1967. Served as Treasurer from 1967 - 1993.

                           Page 18

                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   As of June 7, 1996 there were approximately 2,327 shareholders of record of the Company's common stock. The Company's common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Midwest Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters, including dividends, is incorporated herein by reference to the Five-Year Summary of Selected Financial Data and the Quarterly Financial Information in Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp." The Company expects to continue to pay quarterly cash dividends, subject to its earnings, financial condition and other factors.


ITEM 6. SELECTED FINANCIAL DATA

   Information with respect to Selected Financial Data is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" in Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts
Corp."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp."

   Information included in "Management's Discussion & Analysis" in Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp." describing the divisions relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to the rate of recovery in the aerospace cycle; the relative success of the Company's entry into


                           Page 19
new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and costs of metals; relations with the Company's employees; and the Company's ability to manage its operating costs and integrate acquired businesses in an effective manner. Any forward-looking statements should be considered in light of these factors.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to pages
35 through 67 of Exhibit 13, the "Financial Section of the 1996
Annual Report to Shareholders of Precision Castparts Corp."



                          PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement dated June 28, 1996 for the 1996 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to the Company's executive officers follows
Part I, Item 4 of this document.


ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive
Officers" in the Proxy Statement dated June 28, 1996 for the 1996
Annual Meeting of Shareholders of the Registrant.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

   Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement dated June 28, 1996 for the 1996 Annual Meeting of Shareholders of the Registrant.

                           Page 20

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to Certain Relationships and Related
Transactions is incorporated herein by reference to "Board
Compensation, Attendance and Committees, Certain Transactions" in the Proxy Statement dated June 28, 1996, for the 1996 Annual
Meeting of Shareholders of the Registrant.



                           PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

(a)(1)   Financial Statements
         The following financial statements incorporated by reference from Exhibit 13, the "Financial Section of the 1996 Annual Report to Shareholders of Precision
         Castparts Corp.," are filed as part of this report.

                                     Page in Exhibit 13,
                                    the "Financial Section
                                  of the 1996 Annual Report
                                       to Shareholders
     Statement                  of Precision Castparts Corp."
     Consolidated Statements of Income      35-36
     Consolidated Balance Sheets            37-38
     Consolidated Statements of Cash Flows  39-41
     Consolidated Statements of Shareholders'
       Investment                           42-43
     Notes to Financial Statements          44-63
     Report of Independent Accountants        63

(a)(2) Financial Statement Schedule
     The following schedule is filed as part of this report:

     Schedule II    --   Valuation and Qualifying Accounts

    Report of Independent Accountants on Financial Statement
     Schedule

(b) A current report on Form 8-K was filed June 14, 1996, reporting under Item 2 thereof the acquisition of the Olofsson Corporation.


                           Page 21

(a)(3) Exhibits

                    (3)A --   Restated Articles of Incorporation
                    of
                              Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    (3)A in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (3)B --   Bylaws of Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    (3)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (10)A     --   Precision Castparts Corp.
                    Revised and Restated Stock Incentive Plan as
                    amended. (Incorporated herein by reference to
                    Exhibit (10)A in the Form 10-K dated April 3,
                    1994.)  (File number 1-10348)

                    (10)B     --   Precision Castparts Corp. Non-
                    Employee Directors' Stock Option Plan.
                    (Incorporated herein by reference to Exhibit
                    (10)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (10)C     --   Precision Castparts Corp. 1994
                    Stock Incentive Plan.  (Incorporated herein
                    by reference to Appendix A in Registrant's
                    June 20, 1994 Proxy Statement to
                    Shareholders.)  (File number 1-10348)

                    (10)D     --   Precision Castparts Corp.
                    Nonemployee Directors' Deferred Compensation
                    Plan dated January 1, 1995.  (Incorporated
                    herein by reference to Exhibit (10)D in the
                    Form 10-K dated April 2, 1995.)  (File number
                    1-10348)

                    (10)E     --   Precision Castparts Corp.
                    Executive Deferred Compensation Plan dated
                    January 1, 1995  (Incorporated herein by
                    reference to Exhibit (10)E in the Form 10-K
                    dated April 2, 1995.)  (File number 1-10348)







                           Page 22

                    (10)F     --   Credit Agreement Dated as of
                    February 29, 1996 among Precision Castparts
                    Corp.; Bank of America National Trust and
                    Savings Association, as Agent; The Bank of
                    Nova Scotia and Wachovia Bank of Georgia,
                    N.A., as Co-Agents; and The Other Financial
                    Institutions Party Hereto  (File number
                              1-10348)

                    (10)G     --   Precision Castparts Corp.
                    Corporate Executive Bonus Program, FY96 (File
                    number 1-10348)

                    (11) --   Statement re Calculation of
                    Earnings Per Share for the Year Ended March
                    31, 1996.

                    (13) --   Financial Section of the 1996
                    Annual Report to Shareholders of Precision
                    Castparts Corp. for the year ended March 31,
                    1996.

                    (21) --   Subsidiaries of Precision Castparts
                    Corp.

                    (23) --   Consent of Independent Accountants.

                    (27) --   Financial Data Schedule

(b)

                    (c)  See (a) (3) above.
                    (d)  See (a) (2) above.





















                           Page 23

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

/s/ ROY M. MARVIN             Director and Vice President-
___________________________   Administration and Secretary
Roy M. Marvin

/s/ PETER R. BRIDENBAUGH      Director
___________________________
Peter R. Bridenbaugh

                           Page 24

/s/ DEAN T. DUCRAY            Director
___________________________
Dean T. DuCray

/s/ DON R. GRABER             Director
___________________________
Don R. Graber

/s/ HOWARD W. HILL            Director
___________________________
Howard W. Hill

/s/ STEVEN G. ROTHMEIER       Director
___________________________
Steven G. Rothmeier

/s/ DWIGHT A. SANGREY         Director
___________________________
Dwight A. Sangrey































                           Page 25


                                                           SCHEDULE II
                   PRECISION CASTPARTS CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                               For the years ended
                                 (000's Omitted)



      Column A     Column B    Column C       Column D    Column E     Column F
________________________________________________________________________________
                              Additions    Uncollectible Additions
                  Balance at  Charged to      Accounts     due to      Balance
                  Beginning   Additions       Written     Business      at End
   Classification of Period    at Cost          Off     Acquisitions  of Period
________________________________________________________________________________
April 3, 1994
Reserve for Doubtful
  Accounts         $    600  $     200       $    100     $     --    $    700
                   ========   ========       ========     ========    ========

April 2, 1995
Reserve for Doubtful
  Accounts         $    700   $    100       $    100     $    500    $  1,200
                   ========   ========       ========     ========    ========

March 31, 1996
Reserve for Doubtful
  Accounts         $  1,200   $     --       $    200     $    100   $   1,100
                   ========   ========       ========     ========    ========

                                     Page 26

                REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Precision Castparts
Corp.

     Our audits of the consolidated financial statements referred to in our report dated April 25, 1996 appearing on page 27 of the Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are included as Exhibit 13 in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP
_________________________
PRICE WATERHOUSE LLP
Portland, Oregon
April 25, 1996


























                               Page 27

INDEX TO EXHIBITS
EXHIBITS

                    (3)A --   Restated Articles of Incorporation of
                              Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    (3)A in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (3)B --   Bylaws of Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    (3)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (10)A     --   Precision Castparts Corp.
                    Revised and Restated Stock Incentive Plan as
                    amended. (Incorporated herein by reference to
                    Exhibit (10)A in the Form 10-K dated April 3,
                    1994.)  (File number 1-10348)

                    (10)B     --   Precision Castparts Corp. Non-
                    Employee Directors' Stock Option Plan.
                    (Incorporated herein by reference to Exhibit
                    (10)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (10)C     --   Precision Castparts Corp. 1994
                    Stock Incentive Plan.  (Incorporated herein by
                    reference to Appendix A in Registrant's June
                    20, 1994 Proxy Statement to Shareholders.)
                    (File number 1-10348)

                    (10)D     --   Precision Castparts Corp.
                    Nonemployee Directors' Deferred Compensation
                    Plan dated January 1, 1995.  (Incorporated
                    herein by reference to Exhibit (10)D in the
                    Form 10-K dated April 2, 1995.)  (File number 1-
                    10348)

                    (10)E     --   Precision Castparts Corp.
                    Executive Deferred Compensation Plan dated
                    January 1, 1995  (Incorporated herein by
                    reference to Exhibit (10)E in the Form 10-K
                    dated April 2, 1995.)  (File number 1-10348)

                    (10)F     --   Credit Agreement Dated as of
                    February 29, 1996 among Precision Castparts
                    Corp.; Bank of America National Trust and
                    Savings



                               Page 28

                              Association, as Agent; The Bank of
                    Nova Scotia and Wachovia Bank of Georgia, N.A., as Co-Agents; and The Other Financial
                    Institutions Party Hereto  (File number
                              1-10348)

                    (10)G     --   Precision Castparts Corp.
                    Corporate Executive Bonus Program, FY96 (File
                    number 1-10348)

                    (11) --   Statement re Calculation of Earnings
                    Per Share for the Year Ended March 31, 1996.

                    (13) --   Financial Section of the 1996 Annual
                    Report to Shareholders of Precision Castparts
                    Corp. for the year ended March 31, 1996.

                    (21) --   Subsidiaries of Precision Castparts
                    Corp.

                    (23) --   Consent of Independent Accountants.

                    (27) --   Financial Data Schedule

(b)

                    (c)  See (a) (3) above.
                    (d)  See (a) (2) above.

EXHIBIT (10)F





4122129.08

                        CREDIT AGREEMENT

                 Dated as of February 29, 1996

                             among

                   PRECISION CASTPARTS CORP.;



                 BANK OF AMERICA NATIONAL TRUST
                    AND SAVINGS ASSOCIATION,

                           as Agent;

                  THE BANK OF NOVA SCOTIA and
                WACHOVIA BANK OF GEORGIA, N.A.,

                         as Co-Agents;


                              and

         THE OTHER FINANCIAL INSTITUTIONS PARTY HERETO


                          Arranged by

                      BA SECURITIES, INC.
















                       TABLE OF CONTENTS

Section                                                      Page

                           ARTICLE I
                          DEFINITIONS                           1

        1.01  Certain Defined Terms                             1
        1.02  Other Interpretive Provisions                    22
        1.03  Accounting Principles                            23

                           ARTICLE II
                          THE CREDITS                          23

        2.01  Amounts and Terms of Commitments                 23
        2.02  Loan Accounts                                    23
        2.03  Procedure for Committed Borrowing                24
        2.04  Conversion and Continuation Elections            25
        2.05  Bid Borrowings                                   26
        2.06  Procedure for Bid Borrowings                     26
        2.07  Voluntary Termination or Reduction of Commitments 31
        2.08  Optional Prepayments                             31
        2.09  Repayment                                        32
        2.10  Interest                                         32
        2.11  Fees                                             33
                                    (a)  Arrangement, Agency Fees    33
                                             (b)  Commitment Fees    33
        2.12  Computation of Fees and Interest                 33
        2.13  Payments by the Company                          34
        2.14  Payments by the Banks to the Agent               34
        2.15  Sharing of Payments, Etc.                        35
        2.16  Subsidiary Guaranty                              36

                          ARTICLE III
             TAXES, YIELD PROTECTION AND ILLEGALITY            36

        3.01  Taxes.                                           36
        3.02  Illegality                                       37
        3.03  Increased Costs and Reduction of Return          38
        3.04  Funding Losses                                   38
        3.05  Inability to Determine Rates                     39
        3.06  Reserves on Offshore Rate Committed Loans        39
        3.07  Certificates of Banks                            40
        3.08  Substitution of Banks                            40
        3.09  Survival                                         40






                                i

                           ARTICLE IV
                      CONDITIONS PRECEDENT                     40

        4.01  Conditions of Initial Loans                      40
        (a) Credit Agreement; Notes; Subsidiary Guaranty       41
        (b) Resolutions; Incumbency                            41
        (c) Organization Documents; Good Standing              41
        (d) Legal Opinion                                      41
        (e) Payment of Fees                                    41
        (f) Certificate                                        42
        (g) Other Documents                                    42
  4.02  Conditions to All Borrowings                           42
        (a)  Notice of Borrowing or Conversion/Continuation    42
        (b)  Continuation of Representations and Warranties    42
        (c)  No Existing Default                               42
                           ARTICLE V
                 REPRESENTATIONS AND WARRANTIES                43

        5.01  Corporate Existence and Power                    43
        5.02  Corporate Authorization; No Contravention        43
        5.03  Governmental Authorization                       44
        5.04  Binding Effect                                   44
        5.05  Litigation                                       44
        5.06  No Default                                       44
        5.07  ERISA Compliance                                 45
        5.08  Use of Proceeds; Margin Regulations              45
        5.09  Title to Properties                              45
        5.10  Taxes                                            46
        5.11  Financial Condition                              46
        5.12  Environmental Matters                            46
        5.13  Regulated Entities                               46
        5.14  No Burdensome Restrictions; No Restrictions on
        Subsidiary Dividends                                   47
        5.15  Copyrights, Patents, Trademarks and Licenses,
        etc.                                                   47
        5.16  Subsidiaries                                     47
        5.17  Insurance                                        47
        5.18  Swap Obligations                                 48
        5.19  Full Disclosure                                  48

                           ARTICLE VI
                     AFFIRMATIVE COVENANTS                     48

        6.01  Financial Statements                             48
        6.02  Certificates; Other Information                  49
        6.03  Notices                                          49
        6.04  Preservation of Corporate Existence, Etc         50
        6.05  Maintenance of Property                          51
        6.06  Insurance                                        51
        6.07  Payment of Obligations                           51
        6.08  Compliance with Laws                             51

                               ii

        6.09  Compliance with ERISA                            52
        6.10  Inspection of Property and Books and Records     52
        6.11  Environmental Laws                               52
        6.12  Use of Proceeds                                  52
        6.13  Internal Controls                                52
        6.14  New Material Subsidiaries                        53

                          ARTICLE VII
                       NEGATIVE COVENANTS                      53

        7.01  Limitation on Liens                              53
        7.02  Disposition of Assets                            55
        7.03  Consolidations and Mergers                       55
        7.04  Loans and Investments                            56
        7.05  Limitation on Subsidiary Indebtedness            58
        7.06  Transactions with Affiliates                     58
        7.07  Use of Proceeds                                  58
        7.08  Contingent Obligations                           59
        7.09  Joint Ventures                                   59
        7.10  ERISA                                            59
        7.11  Change in Business                               59
        7.12  Accounting Changes                               60
        7.13  Minimum Consolidated Net Worth                   60
        7.14  Interest Coverage Ratio                          60
        7.15  Leverage Ratio                                   60
        7.16  No Restrictions on Subsidiary Dividends          60

                          ARTICLE VIII
                       EVENTS OF DEFAULT                       61

        8.01  Event of Default                                 61
        (a) Non-Payment                                        61
        (b) Representation or Warranty                         61
        (c) Specific Defaults                                  61
        (d) Other Defaults                                     61
        (e) Cross-Default                                      61
        (f) Insolvency; Voluntary Proceedings                  62
        (g) Involuntary Proceedings                            62
        (h) ERISA                                              62
        (i) Monetary Judgments                                 63
        (j) Non-Monetary Judgments                             63
        (k) Change of Control                                  63
        (l) Guarantor Defaults                                 63
        (m) Adverse Change                                     64
        8.02  Remedies                                         64
        8.03  Rights Not Exclusive                             64

                           ARTICLE IX
                           THE AGENT                           64


                               iii

        9.01  Appointment and Authorization; "Agent"           64
        9.02  Delegation of Duties                             65
        9.03  Liability of Agent                               65
        9.04  Reliance by Agent                                66
        9.05  Notice of Default                                66
        9.06  Credit Decision                                  66
        9.07  Indemnification of Agent                         67
        9.08  Agent in Individual Capacity                     68
        9.09  Successor Agent                                  68
        9.10  Withholding Tax                                  68
        9.11  Co-Agents.                                       70

                           ARTICLE X
                         MISCELLANEOUS                         70

        10.01  Amendments and Waivers                          70
        10.02  Notices                                         71
        10.03  No Waiver; Cumulative Remedies                  72
        10.04  Costs and Expenses                              72
        10.05  Company Indemnification                         73
        10.06  Payments Set Aside                              73
        10.07  Successors and Assigns                          73
        10.08  Assignments, Participations, etc.               74
        10.09  Confidentiality                                 76
        10.10  Set-off                                         76
        10.11  Automatic Debits of Fees                        77
        10.12  Notification of Addresses, Lending Offices, Etc. 77
        10.13  Counterparts                                    77
        10.14  Severability                                    77
        10.15  No Third Parties Benefited                      77
        10.16  Governing Law and Jurisdiction                  78
        10.17  Waiver of Jury Trial                            78
        10.18  OREGON LEGAL NOTICE                             78
        10.19  Entire Agreement                                78

















                               iv
                        CREDIT AGREEMENT


     This CREDIT AGREEMENT is entered into as of February 29, 1996, among Precision Castparts Corp., an Oregon corporation (the "Company"), the several financial institutions from time to time party to this Agreement (collectively, the "Banks"; individually, a "Bank"), Bank of America National Trust and Savings Association, as agent for the Banks, and The Bank of Nova Scotia and Wachovia Bank of Georgia, N.A., as co-agents.

     WHEREAS, the Banks have agreed to make available to the Company a revolving credit facility upon the terms and conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:


                           ARTICLE I

                          DEFINITIONS

     1.01 Certain Defined Terms. The following terms have the following meanings:

          "Absolute Rate" has the meaning specified in subsection 2.06(c).

          "Absolute Rate Auction" means a solicitation of Competitive Bids setting forth Absolute Rates pursuant to Section 2.06.

          "Absolute Rate Bid Loan" means a Bid Loan that bears interest at a rate determined with reference to the Absolute Rate.

          "Acquisition" means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person, (b) the acquisition of in excess of 50% of the capital stock, partnership interests, membership interests or equity of any Person, or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary) provided that the Company or the Subsidiary is the surviving entity.

          "Affected Bank" means the meaning specified in
     Section 3.08.
Page 1

          "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities or membership interests, by contract, or otherwise.

          "Agent" means BofA in its capacity as agent for the Banks hereunder, and any successor agent appointed or arising under Section 9.09.

          "Agent-Related Persons" means BofA and any successor agent appointed or arising under Section 9.09, together with their respective Affiliates (including, in the case of BofA, the Arranger), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

          "Agent's Payment Office" means the address for payments set forth on Schedule 10.02 or such other address as the Agent may from time to time specify.

          "Agreement" means this Credit Agreement.

          "Applicable Margin" means, in respect of all Committed Loans outstanding on any date (A) for the period from the Closing Date through March 31, 1996, 0.350% for Offshore Rate Committed Loans and 0.000% for Base Rate Committed Loans, and (B) from April 1, 1996, the percentage specified below opposite the Leverage Ratio (which ratio shall be calculated for the relevant four fiscal quarter period) calculated for the periods described below.

     Leverage Ratio
     at End of Fiscal Quarter                Applicable Margin
     ________________________                _________________
                                        Offshore            Base
                                          Rate              Rate
                                          ____              ____
     Less than 1.35 to 1.00             0.350%            0.000%

     Less than 1.85 to 1.00 but
     greater than or equal
     to 1.35 to 1.00                    0.400%            0.000%

     Less than 2.35 to 1.00 but
     greater than or equal to
     1.85 to 1.00                       0.450%            0.000%
Page 2

     Less than 2.85 to 1.00 but
     greater than or equal to
     2.35 to 1.00                       0.500%            0.000%

     Greater than or equal to 2.85
     to 1.00                            0.750%            0.000%

          The Applicable Margin for each fiscal quarter commencing on and after April 1, 1996 will be determined by the Agent from time to time for each quarter of each calendar year (the "Current Quarter") in accordance with the table set forth above based on the Compliance Certificate delivered by the Company for the immediately preceding calendar quarter (the "Preceding Quarter") under subsection 6.02(b). Such determination will be based on the calculation of the Leverage Ratio set forth in the Compliance Certificate for the Preceding Quarter and shall apply from and including the first day of the Current Quarter until and including the last day of the Current Quarter. Prior to the date in the Current Quarter on which the Agent receives the Compliance Certificate for the Preceding Quarter which is required to be delivered during the Current Quarter, the Applicable Margin shall be the same as was applicable in the Preceding Quarter, subject to any necessary adjustment pursuant to this paragraph upon receipt of such subsequent Compliance Certificate, effective as of the beginning of the Current Quarter; provided, that the Applicable Margin for any day after the fifty-fifth day of any calendar quarter in which the Company shall not deliver a Compliance Certificate shall equal the next higher Applicable Margin as set forth in the table above immediately below the previously effective Applicable Margin; thus if the Applicable Margin had previously been 0.4000% for Offshore Rate Committed Loans, and 0.0000% for Base Rate Committed Loans, a failure to deliver the Compliance Certificate by the fifty-fifth day of the Current Quarter would cause the Applicable Margin to be 0.4500% and 0.0000%, respectively, for the duration of that quarter. If the subsequent Compliance Certificate shall indicate that the Applicable Margin should have been increased for the Current Quarter pursuant to this paragraph, then the Company shall pay on the date of delivery of such Compliance Certificate, to the Agent for the account of the Banks, an amount equal to the positive difference, if any, between (i) the aggregate amount of interest which would theretofore have been payable during such Current Quarter had such increase been made on the first day of such Current Quarter and (ii) the amount of interest which the Company actually paid during such Current Quarter. If such Compliance Certificate shall indicate that the Company paid more interest than would have been required if any reduction

Page 3
     therein required by this paragraph had commenced on the first day of such Current Quarter, any such excess payment shall be credited to future payments of interest and other amounts payable by the Company hereunder. Any such credit to future payments of interest shall in each case be made first to the next occurring payment of interest due hereunder. The Applicable Margin shall be adjusted automatically as to all Committed Loans then outstanding (without regard to the timing of Interest Periods) as of the effective date of any change in the Applicable Margin.

          "Approved Acquisition" means any Acquisition:

                    (i)  which, if such Acquisition is to be
          financed with any Loan proceeds, is not contested at any time by the board of directors or equivalent governing body of the acquired Person or the Person from whom the Acquisition is to be made unless all of the Banks have approved such Acquisition in writing;

                    (ii)  which is undertaken in accordance with
          all applicable Requirements of Law;

                    (iii)  unless otherwise consented to in
          writing by the Majority Banks, with respect to which the acquired Person is engaged in an Existing Line of Business or a line of business reasonably related to an Existing Line of Business, or, in the case of an Acquisition of assets or a division or business, all or substantially all of the acquired assets, division or business are used in the operations of or engaged in the operation of an Existing Line of Business or a line of business reasonably related to an Existing Line of Business;

                    (iv) after giving effect to which, including any Indebtedness incurred or assumed by the Company and its Subsidiaries in connection therewith, the Company would be in compliance with the provisions of Sections 7.13, 7.14, and 7.15, calculated as if such Acquisition had occurred on the last day of the immediately preceding fiscal quarter; and

                    (v)  which, if such Acquisition involves the
          payment of consideration, whether in cash or other property or by assumption of Indebtedness, by the Company or a Subsidiary of an amount in excess of $100,000,000 (a "Major Acquisition"), has been approved in writing by the Majority Banks.

          "Arranger" means BA Securities, Inc., a Delaware corporation.

Page 4

          "Assignee" has the meaning specified in subsection
     10.08(a).

          "Attorney Costs" means and includes all fees and disbursements of any law firm or other external counsel, the allocated cost of internal legal services and all disbursements of internal counsel.

          "Bank" has the meaning specified in the introductory clause hereto.

          "Bankruptcy Code" means the Federal Bankruptcy Reform
     Act of 1978 (11 U.S.C. 101, et seq.).

          "Base Rate" means, for any day, the higher of: (a) 0.50% per annum above the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as publicly announced from time to time by BofA in San Francisco, California, as its "reference rate." (The "reference rate" is a rate set by BofA based upon various factors including BofA's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate.)

          Any change in the reference rate announced by BofA shall take effect at the opening of business on the day specified in the public announcement of such change.

          "Base Rate Committed Loan" means a Committed Loan that bears interest based on the Base Rate.

          "Bid Borrowing" means a Borrowing hereunder consisting of one or more Bid Loans made to the Company on the same day by one or more Banks.

          "Bid Loan" means a Loan by a Bank to the Company under Section 2.05, which may be a LIBOR Bid Loan or an Absolute Rate Bid Loan.

          "Bid Loan Note" has the meaning specified in Section
     2.02.

          "BofA" means Bank of America National Trust and
     Savings Association, a national banking association.

          "Borrowing" means a borrowing hereunder consisting of Loans of the same Type made to the Company on the same day by the Banks under Article II, and may be a Committed


Page 5

     Borrowing or a Bid Borrowing and, other than in the case of Base Rate Committed Loans, having the same Interest Period.

          "Borrowing Date" means any date on which a Borrowing occurs under Section 2.03.

          "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks in New York City or San Francisco are authorized or required by law to close and, if the applicable Business Day relates to any Offshore Rate Loan, means such a day on which dealings are carried on in the applicable offshore dollar interbank market.

          "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other
     Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

          "Closing Date" means the date on which all conditions precedent set forth in Section 4.01 are satisfied or waived by all Banks (or, in the case of subsection 4.01(e), waived by the Person entitled to receive such payment).

          "Code" means the Internal Revenue Code of 1986, and regulations promulgated thereunder.

          "Commitment", as to each Bank, has the meaning specified in Section 2.01.

          "Commitment Fee Percentage" means (A) for the period from the Closing Date through March 31, 1996, 0.12500%, and
     (B) from April 1, 1996, the percentage specified below opposite the Leverage Ratio (which ratio shall be calculated for the relevant four fiscal quarter period) calculated for the periods described below.

     Leverage Ratio
     at End of Fiscal Quarter                     Commitment Fee
     ________________________                     ______________
     Less than 1.35 to 1.00                            0.12500%

     Less than 1.85 to 1.00 but greater than
     or equal to 1.35 to 1.00                          0.15000%

     Less than 2.35 to 1.00 but greater than
     or equal to 1.85 to 1.00                          0.18750%

Page 6

     Less than 2.85 to 1.0 but greater than
     or equal to 2.35 to 1.00                          0.20000%

     Greater than or equal to 2.85 to 1.00             0.25000%

          The Commitment Fee Percentage for each fiscal quarter commencing on and after April 1, 1996, will be determined by the Agent from time to time for each Current Quarter in accordance with the table set forth above based on the Compliance Certificate delivered by the Company for the
     Preceding Quarter under subsection 6.02(b).   Such
     determination will be based on the calculation of the Leverage Ratio set forth in the Compliance Certificate for the Preceding Quarter and shall apply from and including the first day of the Current Quarter until and including the last day of the Current Quarter. Prior to the date in the Current Quarter on which the Agent receives the Compliance Certificate for the Preceding Quarter which is required to be delivered during the Current Quarter, the Commitment Fee Percentage shall be the same as was applicable in the Preceding Quarter, subject to any necessary adjustment pursuant to this paragraph upon receipt of such subsequent Compliance Certificate, effective as of the beginning of the Current Quarter; provided, that the Commitment Fee Percentage for any day after the fifty-fifth day of any calendar quarter in which the Company shall not deliver a Compliance Certificate shall equal the next higher Commitment Fee Percentage as set forth in the table above immediately below the previously effective Commitment Fee Percentage; thus if the Commitment Fee Percentage had previously been 0.18750%, a failure to deliver the Compliance Certificate by the fifty-fifth day of the Current Quarter would cause the Commitment Fee Percentage to be 0.20000% for the duration of that quarter. If the subsequent Compliance Certificate shall indicate that the Commitment Fee Percentage should have been increased for the Current Quarter pursuant to this paragraph, then the Company shall pay on the date of delivery of such Compliance Certificate, to the Agent for the account of the Banks, an amount equal to the positive difference, if any, between (i) the aggregate amount of commitment fees which would theretofore have been payable during such Current Quarter had such increase been made on the first day of such Current Quarter and (ii) the amount of commitment fees which the Company actually paid during such Current Quarter. If such Compliance Certificate shall indicate that the Company paid more commitment fees than would have been required if any reduction therein required by this paragraph had commenced on the first day of such Current Quarter, any such excess payment shall be credited

Page 7
     to future payments of commitment fees and other amounts payable by the Company hereunder. Any such credit to future payments of commitment fees shall in each case be made first to the next occurring payment of commitment fees due hereunder.

          "Committed Borrowing" means a Borrowing hereunder consisting of Committed Loans made on the same day by the Banks ratably according to their respective Pro
     Rata Shares and, in the case of Offshore Rate
     Committed Loans, having the same Interest Periods.

          "Committed Loan" means a Loan by a Bank to the Company under Section 2.01, and may be an Offshore
     Rate Committed Loan or a Base Rate Committed Loan
     (each, a "Type" of Committed Loan).

          "Committed Loan Note" has the meaning specified in
     Section 2.02.

          "Competitive Bid" means an offer by a Bank to make a Bid Loan in accordance with subsection 2.06(b).

          "Competitive Bid Request" has the meaning specified in subsection 2.06(a).

          "Compliance Certificate" means a certificate substantially in the form of Exhibit C.

          "Consolidated Funded Indebtedness" means, as of the date of determination, all Indebtedness of the Company and its Subsidiaries representing all Indebtedness of the type described in clauses (a), (c), (d) and (f) of the definition of Indebtedness, and any Guaranty Obligation of the Company or its Subsidiaries with respect to such Indebtedness of another Person.

          "Consolidated Interest Expense" means, for any period, gross consolidated interest expense for the period (including all commissions, discounts, fees and other charges in connection with standby letters of credit and similar instruments) for the Company and its Subsidiaries.

          "Consolidated Net Income" means for any period the gross revenues from operations of the Company and its Subsidiaries less all their operating and non-operating expenses (including taxes on income), but excluding all amounts with respect to the operations of any Subsidiary for any period prior to the time it shall have become a Subsidiary.

Page 8

          "Consolidated Net Worth" means, as of the date of determination, the consolidated shareholders' equity of the Company and its Subsidiaries; provided, however, that any reduction in shareholders' equity directly resulting from a change in GAAP shall be disregarded in determining Consolidated Net Worth for the purposes of this Agreement, but only if and to the extent such change is (a) (i) a mandatory change required as a result of a definitive pronouncement by the Financial Accounting Standards Board and (ii) concurred with by the Company's Independent Auditors; and (b) has no cash or other working capital effect on the consolidated balance sheet of the Company.

          "Consolidated Total Assets" means, as of the date of determination, the consolidated total assets of the Company and its Subsidiaries.

          "Contingent Obligation" means, as to any Person, any direct or indirect liability of that Person, whether or not contingent, with or without recourse, (a) with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including any obligation of that Person (i) to purchase, repurchase or otherwise acquire such primary obligations or any security therefor,
     (ii) to advance or provide funds for the payment or discharge of any such primary obligation, or to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (iv) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof (each with respect to the items in this clause (a), a "Guaranty Obligation"); (b) with respect to any Surety Instrument issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments; (c) to purchase any materials, supplies or other property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other property is ever made or tendered, or such services are ever performed or tendered, or (d) in respect of any Swap Contract. The amount of any Contingent Obligation shall, in the case of Guaranty Obligations, be deemed equal to the stated or determinable

Page 9
     amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof, and in the case of other Contingent Obligations other than in respect of Swap Contracts, shall be equal to the maximum reasonably anticipated liability in respect thereof and, in the case of Contingent Obligations in respect of Swap Contracts, shall be equal to the Swap Termination Value.

          "Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its property is bound.

          "Conversion/Continuation Date" means any date on which, under Section 2.04, the Company (a) converts Committed Loans of one Type to another Type, or (b) continues as Committed Loans of the same Type, but with a new Interest Period, Committed Loans having Interest Periods expiring on such date.

          "Current Quarter" has the meaning specified in the definition of Applicable Margin.

          "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

          "Dollars", "dollars" and "$" each mean lawful money of the United States.

          "EBITDA" means, for any period, for the Company and its Subsidiaries on a consolidated basis, the sum of (a) the net income (or net loss) for such period plus (b) all amounts treated as expenses for depreciation, interest and the amortization of intangibles of any kind to the extent included in the determination of such net income (or loss), plus (c) all accrued taxes on or measured by income to the extent included in the determination of such net income (or loss); provided, however, that (i) net income (or loss) shall be computed for these purposes without giving effect to extraordinary losses or extraordinary gains; and (ii) all amounts with respect to the foregoing items with respect to (A) any Subsidiary acquired during the 12-month period ending on the Closing Date and listed on Schedule
     1.01 and (B) any Subsidiary acquired after the Closing Date in an Approved Acquisition shall be included in the

Page 10
     calculation of EBITDA for any relevant period prior to the time it shall have become a Subsidiary.

          "Eligible Assignee" means (a) a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus of at least $100,000,000; (b) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having a combined capital and surplus of at least $100,000,000, provided that such bank is acting through a branch or agency located in the United States; and (c) a Person that is primarily engaged in the business of commercial banking and that is (i) a Subsidiary of a Bank,
     (ii) a Subsidiary of a Person of which a Bank is a Subsidiary, or (iii) a Person of which a Bank is a Subsidiary; provided that such Person is acting through a branch or agency located in the United States. No proposed assignee shall be an Eligible Assignee if the effect of the assignment to the proposed assignee would be to impose increased costs on the Company pursuant to Section 3.01.

          "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release or injury to the environment.

          "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters.

          "ERISA" means the Employee Retirement Income Security
     Act of 1974, and regulations promulgated thereunder.

          "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Company within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

          "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Company or any ERISA Affiliate from a Pension Plan subject to
     Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of

Page 11

     ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under
     Section 4007 of ERISA, upon the Company or any ERISA
     Affiliate.

          "Event of Default" means any of the events or circumstances specified in Section 8.01.

          "Exchange Act" means the Securities Exchange Act of
     1934, and regulations promulgated thereunder.

          "Existing Lines of Business" means those lines of business carried on by the Company and its Subsidiaries on the date hereof.

          "FDIC" means the Federal Deposit Insurance
     Corporation, and any Governmental Authority succeeding to any of its principal functions.

          "Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, "H.15(519)") on the preceding Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.

          "Fee Letter" has the meaning specified in subsection
     2.11(a).

          "FRB" means the Board of Governors of the Federal
     Reserve System, and any Governmental Authority succeeding to any of its principal functions.
Page 12

          "Further Taxes" means any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges (including, without limitation, net income taxes and franchise taxes), and all liabilities with respect thereto, imposed by any jurisdiction on account of amounts payable or paid pursuant to Section 3.01.

          "GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the date of application.

          "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

          "Guaranty Obligation" has the meaning specified in the definition of "Contingent Obligation."

          "Indebtedness" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables and accrued liabilities incurred in the ordinary course of business on ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property); (f) all obligations with respect to capital leases; (g) all indebtedness referred to in clauses (a) through (f) above secured by (or for which the holder of

Page 13
     such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (h) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses
     (a) through (g) above.

     For all purposes of this Agreement, the Indebtedness of any Person shall include all recourse Indebtedness of any partnership, joint venture or limited liability company in which such Person is a general partner, a joint venturer or a member.

          "Indemnified Liabilities" has the meaning specified in
     Section 10.05.

          "Indemnified Person" has the meaning specified in
     Section 10.05.

          "Independent Auditor" has the meaning specified in subsection 6.01(a).

          "Insolvency Proceeding" means, with respect to any Person, (a) any case, action or proceeding with respect to such Person before any court or other Governmental
     Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or (b) any general assignment for the benefit of creditors, composition, marshalling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors; undertaken under U.S. Federal, state or foreign law, including the Bankruptcy Code.

          "Interest Coverage Ratio" means for any period the ratio of EBITDA to Consolidated Interest Expense.

          "Interest Payment Date" means, as to any Loan other than a Base Rate Committed Loan, the last day of each Interest Period applicable to such Loan and, as to any Base Rate Committed Loan, the last Business Day of each calendar quarter and each date such Committed Loan is converted into another Type of Committed Loan, provided, however, that
     (a) if any Interest Period for an Offshore Rate Committed Loan exceeds three months, the date that falls three months after the beginning of such Interest Period and after each Interest Payment Date thereafter is also an Interest


Page 14

     Payment Date, and (b) as to any Bid Loan, such intervening dates prior to the maturity thereof as may be specified by the Company and agreed to by the applicable Bank in the applicable Competitive Bid shall also be Interest Payment Dates.

          "Interest Period" means, (a) as to any Offshore Rate Committed Loan, the period commencing on the Borrowing Date of such Loan, or on the Conversion/Continuation Date on which such Loan is converted into or continued as an Offshore Rate Committed Loan, and ending on the date one, two, three or six months thereafter as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation, as the case may be; (b) as to any LIBOR Bid Loan, the period commencing on the date such Loan is disbursed and ending on the date one, two, three, six or twelve months thereafter as selected by the Company in its Competitive Bid Request; and (c) as to any Absolute Rate Bid Loan, a period of not less than 14 days and not more than 365 days as selected by the Company in the applicable Competitive Bid Request;

     provided that:

                    (i)  if any Interest Period would otherwise
          end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless, in the case of an Offshore Rate Loan, the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

                    (ii)  any Interest Period pertaining to an
          Offshore Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

                    (iii)  no Interest Period for any Loan shall
          extend beyond February 28, 2001.

          "Invitation for Competitive Bids" means a solicitation for Competitive Bids, substantially in the form of Exhibit F.

          "IRS" means the Internal Revenue Service, and any Governmental Authority succeeding to any of its principal functions under the Code.

Page 15

          "Joint Venture" means a single-purpose corporation, partnership, limited liability company, joint venture or other similar legal arrangement (whether created by contract or conducted through a separate legal entity) now or hereafter formed by the Company or any of its Subsidiaries with another Person in order to conduct a common venture or enterprise with such Person.

          "Lending Office" means, as to any Bank, the office or offices of such Bank specified as its "Lending Office" or "Domestic Lending Office" or "Offshore Lending Office", as the case may be, on Schedule 10.02, or such other office or offices as such Bank may from time to time notify the Company and the Agent.

          "Leverage Ratio" means for any period the ratio of Consolidated Funded Indebtedness to EBITDA.

          "LIBO Rate" means, for any Interest Period with respect to a LIBOR Bid Loan or Offshore Rate Committed Loan, the rate of interest per annum determined by the Agent to be the arithmetic mean (rounded upward to the nearest 1/16th of 1%) of the rates of interest per annum notified to the Agent by BofA as the rate of interest at which dollar deposits in the approximate amount of, in the case of LIBOR Bid Loans, the LIBOR Bid Loans to be borrowed in such Bid Loan Borrowing, and, in the case of Offshore Rate Committed Loans, the Offshore Rate Committed Loan to be made by BofA, and having a maturity comparable to such Interest Period, would be offered to major banks in the London interbank market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

          "LIBOR Auction" means a solicitation of Competi tive Bids setting forth a LIBOR Bid Margin pursuant to
     Section 2.06.

          "LIBOR Bid Loan" means any Bid Loan that bears interest at a rate based upon the LIBO Rate.

          "LIBOR Bid Margin" has the meaning specified in subsection 2.06(c)(ii)(C).

          "Lien" means any security interest, mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or preferential arrangement of any kind or nature whatsoever in respect of any property (including those created by, arising under or evidenced by any conditional sale or other

Page 16
</Page
     title retention agreement, the interest of a lessor under a capital lease, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the Uniform Commercial Code or any comparable law) and any contingent or other agreement to provide any of the foregoing, but not including the interest of a lessor under an operating lease.

          "Loan" means an extension of credit by a Bank to the Company under Article II, and may be a Committed Loan or a Bid Loan.

          "Loan Documents" means this Agreement, any Notes, the Subsidiary Guaranty(ies), the Fee Letter and all other documents delivered to the Agent or any Bank in connection herewith.

          "Major Acquisition" has the meaning specified in the definition of Approved Acquisition.

          "Majority Banks" means (a) at any time prior to the Revolving Termination Date, or after the Revolving
     Termination Date if no Loans are then outstanding, Banks then holding more than 51% of the Commitments, and
     (b) otherwise, Banks then holding more than 51% of the then aggregate unpaid principal amount of the Loans.

          "Margin Stock" means "margin stock" as such term is defined in Regulation G, T, U or X of the FRB.

          "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Company or the Company and its Subsidiaries taken as a whole; (b) a material impairment of the ability of the Company to perform under any Loan Document and to avoid any Event of Default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Company of any Loan Document. For purposes of this definition, a liability shall be considered to be material if it involves a cost to or expenditure by the Company of $15,000,000 or more, net of amounts recoverable from insurers where coverage is not contested or pursuant to uncontested rights of subrogation, contribution or indemnity.

          "Material Subsidiary" means any Subsidiary whose total assets constitute 10% or more of Consolidated Total Assets,


Page 17
     in each case based upon the Company's most recent annual or quarterly financial statements delivered to the Agent under
     Section 6.01.

          "Multiemployer Plan" means a "multiemployer plan", within the meaning of Section 4001(a)(3) of ERISA, to which the Company or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

          "Net Issuance Proceeds" means, in respect of any issuance of common or preferred equity, cash proceeds received in connection therewith, net of ordinary and necessary out-of-pocket costs and expenses paid or incurred in connection therewith in favor of any Person not an Affiliate of the Company.

          "Notes" means the Committed Loan Notes and the Bid
     Loan Notes.

          "Notice of Borrowing" means a notice in substantially the form of Exhibit A.

          "Notice of Conversion/Continuation" means a notice in substantially the form of Exhibit B.

          "Obligations" means all advances, debts, liabilities, obligations, covenants and duties arising under any Loan Document, owing by the Company to any Bank, the Agent, or any Indemnified Person, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising.

          "Offshore Rate Committed Loan" means any Committed
     Loan that bears interest based on the LIBO Rate.

          "Offshore Rate Loan" means a Loan that bears interest based on the LIBO Rate.

          "Organization Documents" means, for any corporation, the certificate or articles of incorporation, the bylaws, any certificate of determination or instrument relating to the rights of preferred shareholders of such corporation, any shareholder rights agreement, and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.



Page 18

          "Other Taxes" means any present or future stamp, court or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery, performance, enforcement or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

          "Participant" has the meaning specified in subsection
     10.08(d).

          "PBGC" means the Pension Benefit Guaranty Corporation, or any Governmental Authority succeeding to any of its principal functions under ERISA.

          "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Company sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five (5) plan years.

          "Permitted Liens" has the meaning specified in Section
     7.01.

          "Permitted Swap Obligations" means all obligations (contingent or otherwise) of the Company or any Subsidiary existing or arising under Swap Contracts, provided that each of the following criteria is satisfied: (a) such obligations are (or were) entered into by such Person in the ordinary course of business for the purpose of directly mitigating risks associated with liabilities, commitments or assets held by such Person, or changes in the value of securities issued by such Person in conjunction with a securities repurchase program not otherwise prohibited hereunder, and not for purposes of speculation or taking a "market view;" and (b) such Swap Contracts do not contain
     (i) any provision ("walk-away" provision) exonerating the non-defaulting party from its obligation to make payments on outstanding transactions to the defaulting party, or
     (ii) any provision creating or permitting the declaration of an event of default, termination event or similar event upon the occurrence of an Event of Default hereunder (other than an Event of Default under subsection 8.01(a)).

          "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.


Page 19

          "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Company sponsors or maintains or to which the Company makes, is making, or is obligated to make contributions and includes any Pension Plan.

          "Preceding Quarter" has the meaning specified in the definition of Applicable Margin.

          "Pro Rata Share" means, as to any Bank at any time, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Bank's Commitment divided by the combined Commitments of all Banks.

          "Replacement Bank" has the meaning specified in
     Section 3.08.

          "Reportable Event" means any of the events set forth in Section 4043(c) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

          "Required Banks" means (a) at any time prior to the Revolving Termination Date, or after the Revolving Termination Date if no Loans are then outstanding, Banks then holding at least 66-2/3% of the Commitments, and
     (b) otherwise, Banks then holding at least 66-2/3% of the then aggregate unpaid principal amount of the Loans.

          "Requirement of Law" means, as to any Person, any law
     (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental
     Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

          "Responsible Officer" means the chief executive officer or the president of the Company (or any other officer having substantially the same authority and responsibility) or the vice president and chief financial officer of the Company (or any other officer having substantially the same authority and responsibility); and, with respect certification of financial statements or compliance with financial covenants, the treasurer of the Company (or any other officer having substantially the same authority and responsibility).



Page 20

          "Revolving Termination Date" means the earlier to occur of:

                    (a)  February 28, 2001; and

                    (b)  the date on which the Commitments
          terminate in accordance with the provisions of this Agreement.

          "SEC" means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

          "Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than 50% of the voting stock, membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Company.

          "Subsidiary Guaranty" shall mean a guaranty substantially in the form of Exhibit K.

          "Surety Instruments" means all letters of credit
     (including standby and commercial), banker's acceptances, bank guaranties, shipside bonds, surety bonds and similar instruments.

          "Swap Contract" means any agreement, whether or not in writing, relating to any transaction that is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap or option, bond, note or bill option, interest rate option, forward foreign exchange transaction, cap, collar or floor transaction, currency swap, cross-currency rate swap, swaption, currency option or any other, similar transaction (including any option to enter into any of the foregoing) or any combination of the foregoing, and, unless the context otherwise clearly requires, any master agreement relating to or governing any or all of the foregoing.

          "Swap Termination Value" means, in respect of any one or more Swap Contracts, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contracts, (a) for any date on or after the date such Swap Contracts have been closed out and termination value(s) determined in accordance therewith,

Page 21
     such termination value(s), and (b) for any date prior to the date referenced in clause (a) the amount(s) determined as the mark-to-market value(s) for such Swap Contracts, as determined based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contracts (which may include any Bank).

          "Taxes" means any and all present or future taxes, levies, assessments, imposts, duties, deductions, fees, withholdings or similar charges, and all liabilities with respect thereto, excluding, in the case of each Bank and the Agent, respectively, taxes imposed on or measured by its net income (or taxes imposed in lieu of such net income taxes) by the jurisdiction (or any political subdivision thereof) under the laws of which such Bank or the Agent, as the case may be, is organized or maintains a lending office.

          "Type" has the meaning specified in the definition of "Committed Loan."

          "Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

          "United States" and "U.S." each means the United
     States of America.

          "Wholly-Owned Subsidiary" means any corporation in which (other than directors' qualifying shares required by law) 100% of the capital stock of each class having ordinary voting power, and 100% of the capital stock of every other class, in each case, at the time as of which any determination is being made, is owned, beneficially and of record, by the Company, or by one or more of the other Wholly-Owned Subsidiaries, or both.

     1.02 Other Interpretive Provisions. (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

          (b) The words "hereof", "herein", "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.


Page 22

          (c) (i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

               (ii) The term "including" is not limiting and means "including without limitation."

               (iii) The term "to the best knowledge of the Company", or any other term of similar import, means to the actual knowledge of any executive officer of the Company or any employee of the Company with management responsibility for the subject matter as to which the Company's knowledge is relevant.

               (iv) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding", and the word "through" means "to and including."

          (d) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

          (e) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

          (f) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms. Unless otherwise expressly provided, any reference to any action of the Agent or the Banks by way of consent, approval or waiver shall be deemed modified by the phrase "in its/their sole discretion."

          (g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Company and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Banks or the Agent merely because of the Agent's or Banks' involvement in their preparation.

Page 23

     1.03 Accounting Principles. (a) Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied (including changes required by the application thereof).

          (b) References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company.


                           ARTICLE II

                           THE CREDITS

     2.01 Amounts and Terms of Commitments. Each Bank severally agrees, on the terms and conditions set forth herein, to make loans to the Company from time to time on any Business Day during the period from the Closing Date to the Revolving Termination Date, in an aggregate amount not to exceed at any time outstanding the amount set forth on Schedule 2.01 (such amount, as the same may be reduced under Section 2.07 or as a result of one or more assignments under Section 10.08, the Bank's "Commitment"); provided, however, that, after giving effect to any Committed Borrowing, the aggregate principal amount of all outstanding Loans shall not at any time exceed the combined Commitments. Within the limits of each Bank's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this Section 2.01, prepay under Section 2.08 and reborrow under this Section 2.01.

     2.02 Loan Accounts. (a) The Loans made by each Bank shall be evidenced by one or more loan accounts or records maintained by such Bank in the ordinary course of business. The loan accounts or records maintained by the Agent and each Bank shall be conclusive absent manifest error of the amount of the Loans made by the Banks to the Company and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Company hereunder to pay any amount owing with respect to the Loans.

          (b) Upon the request of any Bank made through the Agent, the Committed Loans made by such Bank may be evidenced by one or more notes in the form of Exhibit I ("Committed Loan Notes") and the Bid Loans made by such Bank may be evidenced by one or more notes in the form of Exhibit J ("Bid Loan Notes"), instead of or in addition to loan accounts. Each such Bank shall endorse on the schedules annexed to its Note(s) the date, amount and maturity of each Loan made by it and the amount of

Page 24
each payment of principal made by the Company with respect thereto. Each such Bank is irrevocably authorized by the Company to endorse its Note(s) and each Bank's record shall be conclusive absent manifest error; provided, however, that the failure of a Bank to make, or an error in making, a notation thereon with respect to any Loan shall not limit or otherwise affect the obligations of the Company hereunder, under any such Note, or under any other Loan Document, to such Bank.

     2.03 Procedure for Committed Borrowing. (a) Each Committed Borrowing shall be made upon the Company's irrevocable written notice delivered to the Agent in the form of a Notice of Borrowing (which notice must be received by the Agent prior to 9:00 a.m. (San Francisco time) at least (i) three Business Days prior to the requested Borrowing Date, in the case of Offshore Rate Committed Loans; and (ii) one Business Day prior to the requested Borrowing Date, in the case of Base Rate Committed Loans) specifying:

                    (A)  the amount of the Committed Borrowing,
which shall be in an aggregate minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof;

                    (B)  the requested Borrowing Date, which
shall be a Business Day;

                    (C)  the Type of Loans comprising the
Committed Borrowing; and

                    (D)  if applicable, the duration of the
Interest Period applicable to such Committed Loans included in such notice. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Committed Borrowing comprised of Offshore Rate Committed Loans, such Interest Period shall be three months.

          (b) The Agent will promptly notify each Bank of its receipt of any Notice of Borrowing and of the amount of such Bank's Pro Rata Share of that Committed Borrowing.

          (c) Each Bank will make the amount of its Pro Rata Share of each Committed Borrowing available to the Agent for the account of the Company at the Agent's Payment Office by 11:00 a.m. (San Francisco time) on the Borrowing Date requested by the Company in funds immediately available to the Agent. The proceeds of all such Committed Loans will then be made available to the Company by the Agent at such office by crediting the account of the Company on the books of BofA with the aggregate of the amounts made available to the Agent by the Banks and in like funds as received by the Agent.

Page 25

          (d) After giving effect to any Committed Borrowing, unless the Agent shall otherwise consent, there may not be more than 10 different Interest Periods in effect in respect of all Committed Loans and Bid Loans together then outstanding.

     2.04  Conversion and Continuation Elections for Committed
Borrowings. (a) The Company may, upon irrevocable written notice to the Agent in accordance with subsection 2.04(b):

               (i) elect, as of any Business Day, in the case of Base Rate Committed Loans, or as of the last day of the applicable Interest Period, in the case of any other Type of Committed Loans, to convert any such Committed Loans (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into Committed Loans of any other Type; or

               (ii) elect, as of the last day of the applicable Interest Period, to continue any Committed Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

provided, that if at any time the aggregate amount of Offshore Rate Committed Loans in respect of any Committed Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $5,000,000, such Offshore Rate Committed Loans shall automatically convert into Base Rate Committed Loans, and on and after such date the right of the Company to continue such Committed Loans as, and convert such Committed Loans into, Offshore Rate Committed Loans shall terminate.

          (b) The Company shall deliver a Notice of Conversion/ Continuation to be received by the Agent not later than 9:00 a.m. (San Francisco time) at least (i) three Business Days in advance of the Conversion/Continuation Date, if the Committed Loans are to be converted into or continued as Offshore Rate Committed Loans; and (ii) one Business Day in advance of the Conversion/Continuation Date, if the Loans are to be converted into Base Rate Committed Loans, specifying:

                         (A)  the proposed
          Conversion/Continuation Date;

                         (B)  the aggregate amount of Committed
          Loans to be continued;

                         (C)  the Type of Committed Loans
          resulting from the proposed conversion or continuation; and


Page 26

                         (D)  other than in the case of
          conversions into Base Rate Committed Loans, the duration of the requested Interest Period.

          (c) If upon the expiration of any Interest Period applicable to Offshore Rate Committed Loans the Company has failed to select timely a new Interest Period to be applicable to such Offshore Rate Committed Loans, or if any Default or Event of Default then exists, the Company shall be deemed to have elected to convert such Offshore Rate Committed Loans into Base Rate Committed Loans effective as of the expiration date of such Interest Period.

          (d) The Agent will promptly notify each Bank of its receipt of a Notice of Conversion/Continuation, or, if no timely notice is provided by the Company, the Agent will promptly notify each Bank of the details of any automatic conversion.
All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Committed Loans with respect to which the notice was given held by each Bank.

          (e) Unless the Required Banks otherwise consent, during the existence of a Default or Event of Default the Company may not elect to have a Committed Loan converted into or continued as an Offshore Rate Committed Loan.

          (f) After giving effect to any conversion or continuation of Committed Loans, unless the Agent shall otherwise consent, there may not be more than 10 different
Interest Periods in effect in respect of all Committed Loans and Bid Loans together then outstanding.

     2.05 Bid Borrowings. In addition to Committed Borrowings pursuant to Section 2.03, each Bank severally agrees that the Company may, as set forth in Section 2.06, from time to time request the Banks prior to the Revolving Termination Date to submit offers to make Bid Loans to the Company; provided, however, that the Banks may, but shall have no obligation to, submit such offers and the Company may, but shall have no obligation to, accept any such offers; and provided, further, that at no time shall (a) the outstanding aggregate principal amount of all Bid Loans made by all Banks, plus the outstanding aggregate principal amount of all Committed Loans made by all Banks exceed the combined Commitments; or (b) the number of Interest Periods for Bid Loans then outstanding plus the number of Interest Periods for Committed Loans then outstanding exceeds 10.



Page 27

     2.06 Procedure for Bid Borrowings. (a) When the Company wishes to request the Banks to submit offers to make Bid Loans hereunder, it shall transmit to the Agent by telephone call followed promptly by facsimile transmission a notice in substantially the form of Exhibit G (a "Competitive Bid Request") so as to be received no later than 7:00 a.m. (San Francisco time) at least (x) four Business Days prior to the date of a proposed Bid Borrowing in the case of a LIBOR Auction, or (y) two Business Days prior to the date of a proposed Bid Borrowing in the case of an Absolute Rate Auction, specifying:

               (i) the date of such Bid Borrowing, which shall be a Business Day;

               (ii) the aggregate amount of such Bid Borrowing, which shall be a minimum amount of $10,000,000 or in multiples of $1,000,000 in excess thereof;

               (iii) whether the Competitive Bids requested are to be for LIBOR Bid Loans or Absolute Rate Bid Loans or both;
and

               (iv) the duration of the Interest Period appli cable thereto, subject to the provisions of the definition of "Interest Period" herein.

Subject to subsection 2.06(c), the Company may not request Competitive Bids for more than three Interest Periods in a single Competitive Bid Request and may not request Competitive Bids more than once in any period of five consecutive Business Days.

          (b) Upon receipt of a Competitive Bid Request, the Agent will promptly send to the Banks by facsimile transmission an Invitation for Competitive Bids, which shall constitute an invitation by the Company to each Bank to submit Competitive Bids offering to make the Bid Loans to which such Competitive Bid Request relates in accordance with this Section 2.06.

          (c) (i) Each Bank may at its discretion submit a Competitive Bid containing an offer or offers to make Bid Loans in response to any Invitation for Com petitive Bids. Each Competitive Bid must comply with the requirements of this subsection 2.06(c) and must be submitted to the Agent by facsimile transmission at the Agent's office for notices set forth on the signature pages hereto not later than (1) 6:30 a.m.
     (San Francisco time) three Business Days prior to the proposed date of Borrowing, in the case of a LIBOR
     Auction or (2) 6:30 a.m. (San Francisco time) on the proposed date of Borrowing, in the case of an Absolute

Page 28

     Rate Auction; provided that Competitive Bids submitted by the Agent (or any Affiliate of the Agent) in the capacity of a Bank may be submitted, and may only be submitted, if the Agent or such Affiliate notifies the Company of the terms of the offer or offers contained therein not later than (A) 6:15 a.m. (San Francisco time) three Business Days prior to the proposed date of Borrowing, in the case of a LIBOR Auction or
     (B) 6:15 a.m. (San Francisco time) on the proposed date of Borrowing, in the case of an Absolute Rate
     Auction.

               (ii)  Each Competitive Bid shall be in
     substantially the form of Exhibit H, specifying therein:

                    (A)  the proposed date of Borrowing;

                         (B)  the principal amount of each
          Bid Loan for which such Competitive Bid is being made, which principal amount (x) may be equal to, greater than or less than the Commitment of the quoting Bank, (y) must be $10,000,000 or in multiples of $1,000,000 in excess thereof, and
          (z) may not exceed the principal amount of Bid
          Loans for which Competitive Bids were requested;

                         (C)  in case the Company elects a
          LIBOR Auction, the margin above or below the LIBO
          Rate (the "LIBOR Bid Margin") offered for each such Bid Loan, expressed in multiples of 1/1000th of one basis point to be added to or subtracted from the applicable LIBO Rate and the Interest
          Period applicable thereto;

                         (D)  in case the Company elects an
          Absolute Rate Auction, the rate of interest per annum expressed in multiples of 1/1000th of one basis point (the "Absolute Rate") offered for each such Bid Loan; and

                         (E)  the identity of the quoting
          Bank.

     A Competitive Bid may contain up to three separate offers by the quoting Bank with respect to each Inter est Period specified in the related Invitation for Competitive Bids.

               (iii)  Any Competitive Bid shall be
     disregarded if it:

Page 29

                         (A)  is not substantially in
          conformity with Exhibit H or does not specify all of the information required by subsection (c)(ii) of this Section;

                         (B)  contains qualifying,
          conditional or similar language;

                         (C)  proposes terms other than or
          in addition to those set forth in the applicable
          Invitation for Competitive Bids; or

                         (D)  arrives after the time set
          forth in subsection (c)(i).

          (d) Promptly on receipt and not later than 7:00 a.m. (San Francisco time) three Business Days prior to the proposed date of Borrowing in the case of a LIBOR Auction, or 7:00 a.m. (San Francisco time) on the proposed date of Borrowing in the case of an Absolute Rate Auction, the Agent will notify the Company of the terms (i) of any Competitive Bid submitted by a Bank that is in accordance with subsection 2.06(c), and (ii) of any Competitive Bid that amends, modifies or is otherwise inconsistent with a previous Competitive Bid submitted by such Bank with respect to the same Competitive Bid Request. Any such subsequent Competitive Bid shall be disregarded by the Agent unless such subsequent Competitive Bid is submitted solely to correct a manifest error in such former Competitive Bid and only if received within the times set forth in subsection 2.06(c). The Agent's notice to the Company shall specify (1) the aggre gate principal amount of Bid Loans for which offers have been received for each Interest Period specified in the related Competitive Bid Request; and (2) the respective principal amounts and LIBOR Bid Margins or Absolute Rates, as the case may be, so offered. Subject only to the provisions of Sections 3.02, 3.05 and 4.02 hereof and the provisions of this subsection (d), any Competitive Bid shall be irrevocable except with the written consent of the Agent given on the written instructions of the Company.

          (e) Not later than 7:30 a.m. (San Francisco time) three Business Days prior to the proposed date of Borrowing in the case of a LIBOR Auction, or 7:30 a.m. (San Francisco time) on the proposed date of Borrowing in the case of an Absolute Rate Auction, the Company shall notify the Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to subsection 2.06(d). The Company shall be under no obligation to accept any offer and may choose to reject all



Page 30
offers. In the case of acceptance, such notice shall specify the aggregate principal amount of offers for each Interest
Period that is accepted.  The Company may accept any Competitive
Bid in whole or in part; provided that:

               (i)  the aggregate principal amount of each
     Bid Borrowing may not exceed the applicable amount set forth in the related Competitive Bid Request;

               (ii)  the principal amount of each Bid
     Borrowing must be $10,000,000 or in any multiple of $1,000,000 in excess thereof;

               (iii)  acceptance of offers may only be made
     on the basis of ascending LIBOR Bid Margins or Absolute Rates within each Interest Period, as the case may be; and

               (iv)  the Company may not accept any offer
     that is described in subsection 2.06(c)(iii) or that otherwise fails to comply with the requirements of this Agreement.

          (f) If offers are made by two or more Banks with the same LIBOR Bid Margins or Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which such offers are accepted for the related Interest Period, the principal amount of Bid Loans in respect of which such offers are accepted shall be allocated by the Agent among such Banks as nearly as possible (in such multiples, not less than $1,000,000, as the Agent may deem appropriate) in proportion to the aggregate principal amounts of such offers. Determination by the Agent of the amounts of Bid Loans shall be conclusive in the absence of manifest error.

          (g) (i) The Agent will promptly notify each Bank having submitted a Competitive Bid if its offer has been accepted and, if its offer has been accepted, of the amount of the Bid Loan or Bid Loans to be made by it on the date of the Bid Borrowing.

               (ii)  Each Bank which has received notice
     pursuant to subsection 2.06(g)(i) that its Competitive
     Bid has been accepted shall make the amounts of such Bid Loans available to the Agent for the account of the Company at the Agent's Payment Office, by 11:00 a.m. (San Francisco time) in the case of Absolute Rate Bid Loans, and by 11:00 a.m. (San
     Francisco time) in the case of LIBOR Bid Loans, on


Page 31
     such date of Bid Borrowing, in funds immediately available to the Agent for the account of the Company at the Agent's Payment Office. The proceeds of all such Bid Loans will then be made available to the Company by the Agent at such office by crediting the account of the Company on the books of BofA with the aggregate of the amounts made available to the Agent by the Banks and in like funds as received by the Agent.

               (iii)  Promptly following each Bid
     Borrowing, the Agent shall notify each Bank of the ranges of bids submitted and the highest and lowest
     Bids accepted for each Interest Period requested by the Company and the aggregate amount borrowed pursuant to such Bid Borrowing.

               (iv)  From time to time, the Company and the
     Banks shall furnish such information to the Agent as the Agent may request relating to the making of Bid
     Loans, including the amounts, interest rates, dates of borrowings and maturities thereof, for purposes of the allocation of amounts received from the Company for payment of all amounts owing hereunder.

          (h)  If, on or prior to the proposed date of
Borrowing, the Commitments have not been terminated and if on such proposed date of Borrowing all applicable conditions to funding referenced in Sections 3.02, 3.05 and 4.02 hereof are satisfied, the Banks whose offers the Company has accepted will fund each Bid Loan so accepted. Nothing in this Section 2.06 shall be construed as a right of first offer in favor of the Banks or to otherwise limit the ability of the Company to request and accept credit facilities from any Person (including any of the Banks), provided that no Default or Event of Default would otherwise arise or exist as a result of the Company executing, delivering or performing under such credit facilities.

    2.07  Voluntary Termination or Reduction of Commitments.
The Company may, upon not less than five Business Days' prior notice to the Agent, terminate the Commitments, or permanently reduce the Commitments by an aggregate minimum amount of $10,000,000 or any multiple of $1,000,000 in excess thereof; unless, after giving effect thereto and to any prepayments of Committed Loans made on the effective date thereof, the then-outstanding principal amount of the Loans would exceed the amount of the combined Commitments then in effect. Once reduced



Page 32
in accordance with this Section, the Commitments may not be increased. Any reduction of the Commitments shall be applied to each Bank according to its Pro Rata Share. All accrued commitment fees to, but not including the effective date of any reduction or termination of Commitments, shall be paid on the effective date of such reduction or termination.

    2.08 Optional Prepayments. (a) Subject to Section 3.04, the Company may, at any time or from time to time, upon not less than one Business Day's, in the case of Base Rate Committed Loans, or three Business Days', in the case of Offshore Rate Committed Loans, irrevocable notice to the Agent, ratably prepay Committed Loans, in whole or in part, in minimum amounts of $5,000,000 or any multiple of $1,000,000 in excess thereof.
Such notice of prepayment shall specify the date and amount of such prepayment and the Type(s) of Committed Loans to be prepaid. The Agent will promptly notify each Bank of its receipt of any such notice and of such Bank's Pro Rata Share of such prepayment. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to each such date on the amount prepaid and any amounts required pursuant to
Section 3.04.

         (b)    Bid Loans may not be voluntarily prepaid.

    2.09 Repayment. (a) The Company shall repay to the Banks on the Revolving Termination Date the aggregate principal amount of Loans outstanding on such date.

         (b) The Company shall repay each Bid Loan on the last day of the relevant Interest Period.

    2.10 Interest. (a) Each Committed Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the LIBO Rate or the Base Rate, as the case may be (and subject to the Company's right to convert to other Types of Loans under Section 2.04), plus the Applicable Margin. Each Bid Loan shall bear interest on the outstanding principal amount thereof from the relevant Borrowing Date at a rate per annum equal to the LIBO Rate plus (or minus) the LIBOR Bid Margin, or at the Absolute Rate, as the case may be.

         (b) Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Committed Loans under Section 2.08 for



Page 33
the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof and, during the existence of any Event of Default, interest shall be paid on demand of the Agent at the request or with the consent of the Required Banks.

         (c) Notwithstanding subsection (a) of this Section, while any Event of Default exists or after acceleration, the Company shall pay interest (after as well as before entry of judgment thereon to the extent permitted by law) on the principal amount of all outstanding Loans, at a rate per annum which is determined by adding 3% per annum to the Applicable Margin then in effect for such Loans; provided, however, that, on and after the expiration of any Interest Period applicable to any Offshore Rate Loan outstanding on the date of occurrence of such Event of Default or acceleration, the principal amount of such Loan shall, during the continuation of such Event of Default or after acceleration, bear interest at a rate per annum equal to the Base Rate plus 3%.

         (d) Anything herein to the contrary notwithstanding, the obligations of the Company to any Bank hereunder shall be subject to the limitation that payments of interest shall not be required for any period for which interest is computed hereunder, to the extent (but only to the extent) that contracting for or receiving such payment by such Bank would be contrary to the provisions of any law applicable to such Bank limiting the highest rate of interest that may be lawfully contracted for, charged or received by such Bank, and in such event the Company shall pay such Bank interest at the highest rate permitted by applicable law.

    2.11 Fees. (a) Arrangement, Agency Fees. The Company shall pay an arrangement fee to the Arranger for the Arranger's own account, and shall pay an agency fee and certain bid auction fees to the Agent for the Agent's own account, as required by the letter agreement ("Fee Letter") between the Company and the Arranger and Agent dated November 21, 1995.

          (b) Commitment Fees. The Company shall pay to the Agent for the account of each Bank a commitment fee on the average daily unused portion of such Bank's Commitment, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon the daily utilization for that quarter as calculated by the Agent, equal to the Commitment Fee Percentage. For purposes of calculating utilization under this Section, with respect to each Bank's Commitment, the making of any Bid Loan by such Bank shall not be considered a use of a portion of such Bank's Commitment. Such commitment fee shall accrue from the Closing Date to the Revolving Termination Date


Page 34
and shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter commencing on the first such day this Agreement is executed by the Company through the Revolving Termination Date, with the final payment to be made on the Revolving Termination Date; provided that, in connection with any reduction or termination of Commitments under
Section 2.07, the accrued commitment fee calculated for the period ending on such date shall also be paid on the date of such reduction or termination, with the following quarterly payment being calculated on the basis of the period from such reduction or termination date to such quarterly payment date. The commitment fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article IV are not met.

    2.12 Computation of Fees and Interest. (a) All computations of interest for Base Rate Committed Loans when the Base Rate is determined by BofA's "reference rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest and fees shall accrue during each period during which interest or such fees are computed from the first day thereof to the last day thereof.

         (b) Each determination of an interest rate by the Agent shall be conclusive and binding on the Company and the Banks in the absence of manifest error. The Agent will, at the request of the Company or any Bank, deliver to the Company or the Bank, as the case may be, a statement showing the quotations used by the Agent in determining any interest rate.

    2.13 Payments by the Company. (a) All payments to be made by the Company shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Company shall be made to the Agent for the account of the Banks at the Agent's Payment Office, and shall be made in dollars and in immediately available funds, no later than 10:00 a.m. (San Francisco time) on the date specified herein. The Agent will promptly distribute to each Bank its Pro Rata Share (or other applicable share as expressly provided herein) of such payment in like funds as received. Any payment received by the Agent later than 10:00 a.m. (San Francisco time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.



Page 35

         (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be made on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

         (c) Unless the Agent receives notice from the Company prior to the date on which any payment is due to the Banks that the Company will not make such payment in full as and when required, the Agent may assume that the Company has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Company has not made such payment in full to the Agent, each Bank shall repay to the Agent on demand such amount distributed to such Bank, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Bank until the date repaid.

    2.14 Payments by the Banks to the Agent. (a) Unless the Agent receives notice from a Bank on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Committed Borrowing, that such Bank will not make available as and when required hereunder to the Agent for the account of the Company the amount of that Bank's Pro Rata Share of the Committed Borrowing, the Agent may assume that each Bank has made such amount available to the Agent in immediately available funds on the Borrowing Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent any Bank shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to the Company such amount, that Bank shall on the Business Day following such Borrowing Date make such amount available to the Agent, together with interest at the Federal Funds Rate for each day during such period. A notice of the Agent submitted to any Bank with respect to amounts owing under this subsection (a) shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Bank's Loan on the date of Borrowing for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Borrowing Date, the Agent will notify the Company of such failure to fund and, upon demand by



Page 36
the Agent, the Company shall pay such amount to the Agent for the Agent's account, together with interest thereon (but not including any amounts calculated under Section 3.04) for each day elapsed since the date of such Committed Borrowing, at a rate per annum equal to the interest rate applicable at the time to the Committed Loans comprising such Committed Borrowing.

         (b) The failure of any Bank to make any Committed Loan on any Borrowing Date shall not relieve any other Bank of any obligation hereunder to make a Committed Loan on such Borrowing Date, but no Bank shall be responsible for the failure of any other Bank to make the Committed Loan to be made by such other Bank on any Borrowing Date.

    2.15 Sharing of Payments, Etc. If, other than as expressly provided elsewhere herein, any Bank shall obtain on account of the Committed Loans made by it any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its ratable share (or other share contemplated hereunder), such Bank shall immediately (a) notify the Agent of such fact, and (b) purchase from the other Banks such participations in the Committed Loans made by them as shall be necessary to cause such purchasing Bank to share the excess payment pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Bank, such purchase shall to that extent be rescinded and each other Bank shall repay to the purchasing Bank the purchase price paid therefor, together with an amount equal to such paying Bank's ratable share (according to the proportion of (i) the amount of such paying Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a participation from another Bank may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 10.10) with respect to such participation as fully as if such Bank were the direct creditor of the Company in the amount of such participation.
The Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Banks following any such purchases or repayments.

    2.16 Subsidiary Guaranty. The Obligations shall be unconditionally, jointly and severally guaranteed by the Material Subsidiaries pursuant to one or more Subsidiary
Guaranties.



Page 37
                           ARTICLE III

               TAXES, YIELD PROTECTION AND ILLEGALITY

    3.01 Taxes. (a) Any and all payments by the Company to each Bank or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for, any Taxes. In addition, the Company shall pay all Other Taxes.

         (b) If the Company shall be required by law to deduct or withhold any Taxes, Other Taxes or Further Taxes from or in respect of any sum payable hereunder to any Bank or the Agent, then:

              (i)  the sum payable shall be increased as
    necessary so that, after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section), such Bank or the Agent, as the case may be, receives and retains an amount equal to the sum it would have received and retained had no such deductions or withholdings been made;

              (ii) the Company shall make such deductions and withholdings;

              (iii)  the Company shall pay the full amount
    deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

              (iv) the Company shall also pay to each Bank or the Agent for the account of such Bank, at the time interest is paid, Further Taxes in the amount that the respective Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such Taxes, Other Taxes or Further Taxes had not been imposed.

         (c) The Company agrees to indemnify and hold harmless each Bank and the Agent for the full amount of i) Taxes, ii) Other Taxes, and iii) Further Taxes in the amount that the respective Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such Taxes, Other Taxes or Further Taxes had not been imposed, and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes, Other Taxes or Further Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date the Bank or the Agent makes written demand therefor.


Page 38

         (d) Within 30 days after the date of any payment by the Company of Taxes, Other Taxes or Further Taxes, the Company shall furnish to each Bank or the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to such Bank or the Agent.

         (e) If the Company is required to pay any amount to any Bank or the Agent pursuant to subsection (b) or (c) of this Section, then such Bank shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its Lending Office so as to eliminate any such additional payment by the Company which may thereafter accrue, if such change in the sole judgment of such Bank is not otherwise disadvantageous to such Bank.

    3.02 Illegality. (a) If any Bank determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Bank or its applicable Lending Office to make Offshore Rate Loans, then, on notice thereof by the Bank to the Company through the Agent, any obligation of that Bank to make Offshore Rate Loans (including in respect of any LIBOR Bid Loan as to which the Company has accepted such Bank's Competitive Bid, but as to which the Borrowing Date has not arrived) shall be suspended until the Bank notifies the Agent and the Company that the circumstances giving rise to such determination no longer exist.

         (b) If a Bank determines that it is unlawful for such Bank to maintain any Offshore Rate Loan, the Company shall, upon its receipt of notice of such fact and demand from such Bank (with a copy to the Agent), prepay in full such Offshore Rate Loans of that Bank then outstanding, together with interest accrued thereon and amounts required under Section 3.04, either on the last day of the Interest Period thereof, if the Bank may lawfully continue to maintain such Offshore Rate Loans to such day, or immediately, if the Bank may not lawfully continue to maintain such Offshore Rate Loan. If the Company is required to so prepay any Offshore Rate Committed Loan, then concurrently with such prepayment, the Company shall borrow from the affected Bank, in the amount of such repayment, a Base Rate Committed Loan.

         (c) If the obligation of any Bank to make or maintain Offshore Rate Committed Loans has been so terminated or suspended, the Company may elect, by giving notice to the Bank, through the Agent, that all Loans which would otherwise be made by the Bank as Offshore Rate Committed Loans shall be instead Base Rate Committed Loans.
Page 39

    3.03 Increased Costs and Reduction of Return. (a) If any Bank determines that, due to either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance by that Bank with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Bank of agreeing to make or making, funding or maintaining any Offshore Rate Committed Loans, then the Company shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such Bank, additional amounts as are sufficient to compensate such Bank for such increased costs.

         (b) If any Bank shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or
(iv) compliance by the Bank (or its Lending Office) or any corporation controlling the Bank with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and (taking into consideration such Bank's or such corporation's policies with respect to capital adequacy and such Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitment, loans, credits or obligations under this Agreement, then, upon demand of such Bank to the Company through the Agent, the Company shall pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank for such increase.

    3.04 Funding Losses. The Company shall reimburse each Bank and hold each Bank harmless from any loss or expense which the Bank may sustain or incur as a consequence of:

         (a) the failure of the Company to make on a timely basis any payment of principal of any Offshore Rate Loan;

         (b) the failure of the Company to borrow, continue or convert a Committed Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/Continuation;

         (c) the failure of the Company to make any prepayment of any Committed Loan in accordance with any notice delivered under Section 2.08;


Page 40

         (d)  the prepayment (including pursuant to Section
2.08) or other payment (including after acceleration thereof) of any Offshore Rate Loan or Absolute Rate Bid Loan on a day that is not the last day of the relevant Interest Period; or

         (e) the automatic conversion under Section 2.04 of any Offshore Rate Committed Loan to a Base Rate Committed Loan on a day that is not the last day of the relevant Interest Period;

including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Offshore Rate Loans or from fees payable to terminate the deposits from which such funds were obtained. For purposes of calculating amounts payable by the Company to the Banks under this Section and under subsection 3.03(a), each Offshore Rate Committed Loan made by a Bank (and each related reserve, special deposit or similar requirement) shall be conclusively deemed to have been funded at the LIBO Rate for such Offshore Rate Loan by a matching deposit or other borrowing in the interbank eurodollar market for a comparable amount and for a comparable period, whether or not such Offshore Rate Loan is in fact so funded.

    3.05 Inability to Determine Rates. If the Agent determines that for any reason adequate and reasonable means do not exist for determining the LIBO Rate for any requested Interest Period with respect to a proposed Offshore Rate Loan, or that the LIBO Rate applicable pursuant to subsection 2.10(a) for any requested Interest Period with respect to a proposed Offshore Rate Loan does not adequately and fairly reflect the cost to the Banks of funding such Loan, the Agent will promptly so notify the Company and each Bank. Thereafter, the obligation of the Banks to make or maintain Offshore Rate Loans hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Company may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Company does not revoke such Notice, the Banks shall make, convert or continue the Committed Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Committed Loans shall be made, converted or continued as Base Rate Committed Loans instead of Offshore Rate Committed Loans.

    3.06 Reserves on Offshore Rate Committed Loans. The Company shall pay to each Bank, as long as such Bank shall be required under regulations of the FRB to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), additional costs on the unpaid principal amount of each Offshore Rate Committed Loan equal to the actual costs


Page 41
of such reserves allocated to such Committed Loan by the Bank (as determined by the Bank in good faith, which determination shall be conclusive absent manifest error), payable on each date on which interest is payable on such Committed Loan, provided the Company shall have received at least 15 days' prior written notice (with a copy to the Agent) of such additional costs from the Bank. If a Bank fails to give notice 15 days prior to the relevant Interest Payment Date, such additional costs shall be payable 15 days from receipt of such notice.

    3.07 Certificates of Banks. Any Bank claiming reimbursement or compensation under this Article III shall deliver to the Company (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to the Bank hereunder and such certificate shall be conclusive and binding on the Company in the absence of manifest error.

    3.08 Substitution of Banks. Upon the receipt by the Company from any Bank (an "Affected Bank") of a claim for compensation under Section 3.03, the Company may: (i) request the Affected Bank to use its commercially reasonable efforts (without any obligation to make any expenditure of funds) to obtain a replacement bank or financial institution satisfactory to the Company to acquire and assume all or a ratable part of all of such Affected Bank's Loans and Commitment (a "Replacement Bank"); provided, that such Affected Bank shall have no liability if it is unable to obtain such a Replacement Bank;
(ii) request one more of the other Banks to acquire and assume all or part of such Affected Bank's Loans and Commitment; provided, that no Bank shall have any obligation to do so; or
(iii) designate a Replacement Bank. Any such designation of a Replacement Bank under clause (i) or (iii) shall be subject to the prior written consent of the Agent (which consent shall not be unreasonably withheld or delayed). Any Replacement Bank shall assume the Loans, the Commitments and the other rights and obligations of such Affected Bank in accordance with the procedures set forth in Section 10.08.

    3.09 Survival The agreements and obligations of the Company in this Article III shall survive the payment of all other Obligations.










Page 42

                           ARTICLE IV

                      CONDITIONS PRECEDENT

    4.01 Conditions of Initial Loans. The obligation of each Bank to make its initial Committed Loan hereunder, and to receive through the Agent the initial Competitive Bid Request, is subject to the condition that the Agent shall have received on or before the Closing Date all of the following, in form and substance satisfactory to the Agent and each Bank, and in sufficient copies for each Bank:

          (a) Credit Agreement; Notes; Subsidiary Guaranty.  (i)
This Agreement and, to the extent requested by any Bank, the Note(s), executed by each party thereto; and (ii) the Subsidiary
Guaranty, executed by each Material Subsidiary;

          (b) Resolutions; Incumbency.

              (i) Copies of the resolutions of the board of directors of the Company and each Material Subsidiary authorizing the transactions contemplated hereby, certified as of the Closing Date by the Secretary or an Assistant Secretary of such Person; and

              (ii) A certificate of the Secretary or Assistant Secretary of the Company and each Material Subsidiary certifying the names and true signatures of the officers of such Person authorized to execute, deliver and perform, as applicable, this Agreement, the Subsidiary Guaranty and all other Loan Documents to be delivered by it hereunder;

          (c) Organization Documents; Good Standing. Each of the following documents:

              (i) the articles or certificate of incorporation and the bylaws of the Company and each Material Subsidiary as in effect on the Closing Date, certified by the Secretary or Assistant Secretary of such Person as of the Closing Date; and

              (ii) a status certificate for the Company from the Secretary of State of Oregon and similar certificate for each Material Subsidiary from the Secretary of State or similar applicable Governmental Authority of its state of incorporation;

          (d) Legal Opinion. An opinion of Stoel Rives LLP, counsel to the Company and addressed to the Agent and the Banks, substantially in the form of Exhibit D.


Page 43

          (e) Payment of Fees. Evidence of payment by the Company of all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with reasonable Attorney Costs of BofA to the extent invoiced prior to or on the Closing Date, including any such costs, fees and expenses arising under or referenced in Sections 2.11 and 10.04;

          (f) Certificate. A certificate signed by a Responsible Officer and similar officer of each Material
Subsidiary, dated as of the Closing Date, stating that:

              (i) the representations and warranties contained in Article V or in the Subsidiary Guaranty, as applicable, are true and correct on and as of such date, as though made on and as of such date;

              (ii) no Default or Event of Default exists or would result from the execution and delivery of the Loan
    Documents to which the Company and each Material Subsidiary is a party; and

              (iii) there has occurred since April 2, 1995, no event or circumstance that has resulted or could reasonably be expected to result in a Material Adverse Effect; and

          (g) Other Documents. Such other approvals, opinions, documents or materials as the Agent or any Bank may reasonably request.

    4.02 Conditions to All Borrowings. The obligation of each Bank to make any Committed Loan to be made by it, and the obligation of any Bank to make any Bid Loan as to which the Company has accepted the relevant Competitive Bid (including its initial Loan), or to continue or convert any Committed Loan under Section 2.04 is subject to the satisfaction of the following conditions precedent on the relevant disbursement date or Conversion/Continuation Date:

          (a)      Notice of Borrowing or
Conversion/Continuation. As to any Committed Loan, the Agent shall have received (with, in the case of the initial Loan only, a copy for each Bank) a Notice of Borrowing or a Notice of Conversion/Continuation, as applicable;

          (b)      Continuation of Representations and
Warranties. The representations and warranties in Article V and in the Subsidiary Guaranty(ies) shall be true and correct on and as of such Borrowing Date or Conversion/Continuation Date with the same effect as if made on and as of such disbursement date or Conversion/Continuation Date; and
Page 44

          (c)      No Existing Default.  No Default or Event of
Default shall exist or shall result from such Borrowing or continuation or conversion.

Each Notice of Borrowing, Notice of Conversion/Continuation and Competitive Bid Request submitted by the Company hereunder shall constitute a representation and warranty by the Company hereunder, as of the date of each such notice or request and as of each disbursement date or Conversion/Continuation Date, as applicable, that the conditions in this Section 4.02 are satisfied.


                            ARTICLE V

                 REPRESENTATIONS AND WARRANTIES

    The Company represents and warrants to the Agent and each Bank that:

    5.01 Corporate Existence and Power. The Company and each of its Subsidiaries:

         (a) is a corporation duly organized, validly existing and, if applicable in the jurisdiction of its incorporation, in good standing under the laws of the jurisdiction of its incorporation;

         (b) (i) has the power and authority and all material governmental licenses, authorizations, consents and approvals to own its assets and carry on its business and (ii) has the power and authority and all governmental licenses, authorizations, consents and approvals to execute, deliver, and perform its obligations under the Loan Documents;

         (c) is duly qualified as a foreign corporation and is licensed and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license; and

         (d) is in compliance with all material Requirements of Law.

    5.02 Corporate Authorization; No Contravention. The execution, delivery and performance by the Company of this Agreement and each other Loan Document to which it is a party have been duly authorized by all necessary corporate action, and do not and will not:


Page 45

         (a)  contravene the terms of any of the Company's
Organization Documents;

         (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which the Company is a party or any order, injunction, writ or decree of any Governmental Authority to which the Company or its property is subject; or

         (c)  violate any Requirement of Law.

    5.03 Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Company of the Agreement or any other Loan Document.

    5.04 Binding Effect. This Agreement and each other Loan Document to which the Company is a party constitute the legal, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

    5.05 Litigation. There are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Company or its Subsidiaries or any of their respective properties which:

         (a) purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby; or

         (b) if determined adversely to the Company or its Subsidiaries, would reasonably be expected to have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Loan Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.



Page 46

    5.06 No Default No Default or Event of Default exists or would result from the incurring of any Obligations by the Company. As of the Closing Date, neither the Company nor any Subsidiary is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect, or that would, if such default had occurred after the Closing Date, create an Event of Default under subsection 8.01(e).

    5.07  ERISA Compliance.

         (a) Except as specifically disclosed on Schedule 5.07, each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Company, nothing has occurred which would cause the loss of such qualification. The Company and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

         (b) There are no pending or, to the best knowledge of Company, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

         (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) except as specifically disclosed on
Schedule 5.07, no Pension Plan has any Unfunded Pension Liability; (iii) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA);
(iv) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Company nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.


Page 47

    5.08 Use of Proceeds; Margin Regulations. The proceeds of the Loans are to be used solely for the purposes set forth in and permitted by Section 6.12 and Section 7.07. Neither the Company nor any Subsidiary is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

    5.09 Title to Properties. The Company and each Subsidiary have good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. As of the Closing Date, the property of the Company and its Subsidiaries is subject to no Liens, other than Permitted Liens.

    5.10 Taxes. The Company and its Subsidiaries have filed all Federal and other material tax returns and reports required to be filed, and have paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. There is no proposed tax assessment against the Company or any Subsidiary that would, if made, have a Material Adverse Effect.

    5.11 Financial Condition. (a) The audited consolidated financial statements of the Company and its Subsidiaries as at April 2, 1995 and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal year ended on that date:

              (i)  were prepared in accordance with GAAP
    consistently applied throughout the period covered thereby, except as otherwise expressly noted therein;

              (ii) fairly present the financial condition of the Company and its Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

              (iii)  except as specifically disclosed in
    Schedule 5.11, show all material indebtedness and other liabilities, direct or contingent, of the Company and its consolidated Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

         (b)  Since April 2, 1995, there has been no Material
Adverse Effect.

Page 48

    5.12 Environmental Matters. The Company conducts in the ordinary course of business a review of the effect of existing Environmental Laws and existing Environmental Claims on its business, operations and properties, and as a result thereof the Company has reasonably concluded that, except as specifically disclosed in Schedule 5.12, such Environmental Laws and Environmental Claims would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

    5.13 Regulated Entities. None of the Company, any Person controlling the Company, or any Subsidiary is an "Investment Company" within the meaning of the Investment Company Act of 1940. The Company is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

    5.14 No Burdensome Restrictions; No Restrictions on Subsidiary Dividends. Neither the Company nor any Subsidiary is a party to or bound by any Contractual Obligation, or subject to any restriction in any Organization Document or any Requirement of Law, which could reasonably be expected to have a Material Adverse Effect. Neither the Company nor any Subsidiary is a party to or bound by any Contractual Obligation which restricts, limits or prohibits the payment of dividends by any Subsidiary or the making of any other distribution in respect of such Subsidiary's capital stock.

    5.15 Copyrights, Patents, Trademarks and Licenses, etc. The Company or its Subsidiaries own or are licensed or otherwise have the right to use all of the material patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the best knowledge of the Company, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Company or any Subsidiary infringes upon any rights held by any other Person. Except as specifically disclosed in Schedule 5.15, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Company, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.



Page 49

    5.16 Subsidiaries. The Company has no Subsidiaries other than those specifically disclosed in part (a) of Schedule 5.16 hereto and has no equity investments in any other corporation or entity other than those specifically disclosed in part (b) of
Schedule 5.16, except in each case for Subsidiaries acquired in Approved Acquisitions or other equity investments not prohibited by this Agreement. As of the Closing Date, the Company has no Material Subsidiaries other than those specifically disclosed in part (c) of Schedule 5.16.

    5.17  Insurance.  Except as specifically disclosed in
Schedule 5.17, the properties of the Company and its Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Company, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar properties in localities where the Company or such Subsidiary operates.

    5.18 Swap Obligations. Neither the Company nor any of its Subsidiaries has incurred any outstanding obligations under any Swap Contracts, other than Permitted Swap Obligations. The Company has undertaken its own independent assessment of its consolidated assets, liabilities and commitments and has considered appropriate means of mitigating and managing risks associated with such matters and has not relied on any swap counterparty or any Affiliate of any swap counterparty in determining whether to enter into any Swap Contract.

    5.19 Full Disclosure. None of the representations or warranties made by the Company or any Subsidiary in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Company or any Subsidiary in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Company to the Banks prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.









Page 50

                           ARTICLE VI

                      AFFIRMATIVE COVENANTS

    So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Required Banks waive compliance in writing:

    6.01 Financial Statements. The Company shall deliver to the Agent, in form and detail satisfactory to the Agent and the Required Banks, with sufficient copies for each Bank:

         (a) as soon as available, but not later than 100 days after the end of each fiscal year, a copy of the audited consolidated balance sheet of the Company and its Subsidiaries as at the end of such year and the related consolidated statements of income or operations, shareholders' equity and cash flows for such year, setting forth in each case in comparative form the figures for the previous fiscal year, and accompanied by the unqualified opinion of Price Waterhouse L.L.P. or another nationally-recognized independent public accounting firm ("Independent Auditor") which report shall state that such consolidated financial statements present fairly the financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years. Such opinion shall not be qualified or limited because of a restricted or limited examination by the Independent Auditor of any material portion of the Company's or any Subsidiary's records;

         (b) as soon as available, but not later than 55 days after the end of each fiscal quarter of each fiscal year (commencing with the fiscal quarter ended December 31, 1995), a copy of the unaudited consolidated balance sheet of the Company and its Subsidiaries as of the end of such quarter and the related consolidated statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such quarter, and certified by a Responsible Officer as fairly presenting, in accordance with GAAP (subject to ordinary, good faith year-end audit adjustments and the absence of footnotes), the financial position and the results of operations of the Company and the Subsidiaries;

    6.02 Certificates; Other Information. The Company shall furnish to the Agent, with sufficient copies for each Bank:

         (a) as soon as available and in any event within 55 days after the end of each fiscal quarter, a Compliance
Certificate executed by a Responsible Officer;


Page 51

         (b) promptly, copies of all financial statements and reports that the Company sends to its shareholders, and copies of all financial statements and regular, periodical or special reports (including Forms 10K, 10Q and 8K) that the Company or any Subsidiary may make to, or file with, the SEC; and

         (c) promptly, such additional information regarding the business, financial or corporate affairs of the Company or any Subsidiary as the Agent, at the request of any Bank, may from time to time reasonably request.

    6.03 Notices. The Company shall promptly notify the Agent and each Bank:

         (a) but in no event more than 10 days after the occurrence or existence thereof, of the occurrence of any Default or Event of Default, and of the occurrence or existence of any event or circumstance that foreseeably will become a Default or Event of Default;

         (b) but in no event more than 10 days after the occurrence thereof, of any matter that has resulted or may reasonably be expected to result in a Material Adverse Effect, including (i) breach or non-performance of, or any default under, a Contractual Obligation of the Company or any Subsidiary; (ii) any dispute, litigation, investigation, proceeding or suspension between the Company or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Company or any Subsidiary, including pursuant to any applicable Environmental Laws;

         (c) of the occurrence of any of the following events affecting the Company or any ERISA Affiliate (but in no event more than 10 days after such event), and deliver to the Agent and each Bank a copy of any notice with respect to such event that is filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Company or any ERISA Affiliate with respect to such event:

              (i)   an ERISA Event;

              (ii)  a material increase in the Unfunded Pension
    Liability of any Pension Plan;

              (iii) the adoption of, or the commencement of contributions to, any Plan subject to Section 412 of the Code by the Company or any ERISA Affiliate; or



Page 52

              (iv)  the adoption of any amendment to a Plan
    subject to Section 412 of the Code, if such amendment results in a material increase in contributions or Unfunded
    Pension Liabilty; and

         (d) of any material change in accounting policies or financial reporting practices by the Company or any of its consolidated Subsidiaries, including any change in GAAP that will have an effect on Consolidated Net Worth;

         Each notice under this Section shall be accompanied by a written statement by a Responsible Officer setting forth details of the occurrence referred to therein, and stating what action the Company or any affected Subsidiary proposes to take with respect thereto and at what time. Each notice under subsection 6.03(a) shall describe with particularity any and all clauses or provisions of this Agreement or other Loan Document that have been (or foreseeably will be) breached or violated.

    6.04 Preservation of Corporate Existence, Etc. The Company shall, and shall cause each Subsidiary to:

         (a) preserve and maintain in full force and effect its corporate existence and good standing under the laws of its state or jurisdiction of incorporation;

         (b) preserve and maintain in full force and effect all governmental rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the normal conduct of its business, the non-preservation or maintenance of which could reasonably be expected to have a Material Adverse Effect, except in connection with transactions permitted by
Section 7.03 and sales of assets permitted by Section 7.02;

         (c) use reasonable efforts, in the ordinary course of business, to preserve its business organization and goodwill;
and

         (d) preserve or renew all of its registered patents, trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse
Effect.

    6.05  Maintenance of Property.  Except as permitted by
Section 7.02, the Company shall maintain, and shall cause each Subsidiary to maintain, and preserve all its property which is used or useful in its business in good working order and condition, ordinary wear and tear excepted and make all



Page 53
necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect. The Company and each Subsidiary shall use the standard of care typical in the industry in the operation and maintenance of its facilities.

    6.06 Insurance. The Company shall maintain, and shall cause each Subsidiary to maintain, with financially sound and reputable independent insurers, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons.

    6.07 Payment of Obligations. The Company shall, and shall cause each Subsidiary to, pay and discharge as the same shall become due and payable all their respective obligations and liabilities, including:

         (a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP are being maintained by the Company or such Subsidiary;

         (b) all lawful claims which, if unpaid, would by law become a Lien upon its property; and

         (c) all indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

    6.08 Compliance with Laws. The Company shall comply, and shall cause each Subsidiary to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act), except such as may be contested in good faith or as to which a bona fide dispute may exist.

    6.09 Compliance with ERISA. The Company shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law;
(b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.


Page 54

    6.10 Inspection of Property and Books and Records. The Company shall maintain and shall cause each Subsidiary to maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Company and such Subsidiary. The Company shall permit, and shall cause each Subsidiary to permit, representatives and independent contractors of the Agent or any Bank to visit and inspect any of their respective properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Company; provided, however, when an Event of Default exists the Agent or any Bank may do any of the foregoing at the expense of the Company at any time during normal business hours and without advance notice.

    6.11 Environmental Laws. The Company shall, and shall cause each Subsidiary to, conduct its operations and keep and maintain its property in material compliance with all Environmental Laws, except such as may be contested in good faith or as to which a bona fide dispute may exist and adequate reserves are being maintained with respect thereto in accordance with GAAP.

    6.12 Use of Proceeds. The Company shall use the proceeds of the Loans for working capital and other general corporate purposes including for purposes of undertaking Approved
Acquisitions not in contravention of any provision of this Agreement or of any other Loan Document.

    6.13 Internal Controls. The Company shall maintain reasonable internal controls and reporting systems designed to insure that the executive officers of the Company and any employee of the Company with management responsibility for the subject matter as to which the Company's knowledge is relevant will be promptly informed of all material financial, operational and compliance matters relevant to compliance with the provisions of this Agreement.

    6.14 New Material Subsidiaries. The Company shall notify the Agent, which shall notify each Bank, promptly after the date any Subsidiary of the Company becomes a Material Subsidiary or the Company acquires a Subsidiary which is a Material Subsidiary, of such occurrence and promptly after such date and,


Page 55
in any event, within five Business Days following receipt by the Company from the Agent of a guaranty of the Obligations in substantially the form of the Subsidiary Guaranty, shall cause such Material Subsidiary to execute and deliver such guaranty to the Agent. Within 30 days after the request therefor by the Agent, at the request of any Bank, the Company and such Material Subsidiary shall execute and deliver to the Agent such other items as reasonably requested by the Agent, at the request of any Bank, in connection with the foregoing, including resolutions, incumbency certificates, officer's certificates and opinions of counsel.


                           ARTICLE VII

                       NEGATIVE COVENANTS

    So long as any Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Required Banks waive compliance in writing:

    7.01 Limitation on Liens. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its property, whether now owned or hereafter acquired, other than the following ("Permitted Liens"):

         (a) any Lien existing on property of the Company or any Subsidiary on the Closing Date and set forth in Schedule
7.01 securing Indebtedness outstanding on such date;

         (b)  any Lien created under any Loan Document;

         (c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, or to the extent that non-payment thereof is permitted by Section 6.07, provided that no notice of lien has been filed or recorded under the Code;

         (d) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the ordinary course of business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the property subject thereto;




Page 56

         (e) Liens (other than any Lien imposed by ERISA) consisting of pledges or deposits required in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation;

         (f) Liens on the property of the Company or its Subsidiary securing (i) the non-delinquent performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, (ii) contingent obligations on surety and appeal bonds, and (iii) other non-delinquent obligations of a like nature; in each case, incurred in the ordinary course of business, provided all such Liens in the aggregate would not (even if enforced) cause a Material Adverse Effect;

         (g) Liens consisting of judgment or judicial attachment liens, provided that the enforcement of such Liens is effectively stayed and all such liens in the aggregate at any time outstanding for the Company and its Subsidiaries do not exceed $5,000,000;

         (h) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the businesses of the Company and its Subsidiaries;

         (i) Liens on assets or the assets of Persons acquired by the Company or a Subsidiary in Approved Acquisitions, provided, however, that such Liens existed at the time the respective assets or Persons were acquired and were not created in anticipation thereof;

         (j) purchase money security interests on any property acquired or held by the Company or its Subsidiaries in the ordinary course of business, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring such property; provided that (i) any such Lien attaches to such property concurrently with or within 20 days after the acquisition thereof, (ii) such Lien attaches solely to the property (including proceeds thereof) so acquired in such transaction, and (iii) the principal amount of the debt secured thereby does not exceed 100% of the cost of such property;

         (k) Liens securing obligations in respect of capital leases on assets subject to such leases, provided that such capital leases are otherwise permitted hereunder;




Page 57

         (l) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash collateral account and is not subject to restrictions against access by the Company in excess of those set forth by regulations promulgated by the FRB, and (ii) such deposit account is not intended by the Company or any Subsidiary to provide collateral to the depository institution; and

         (m) any other Liens if the aggregate amount of obligations of the Company or any of its Subsidiaries that is secured by such Liens does not exceed $10,000,000 in the aggregate at any time.

    7.02 Disposition of Assets. The Company shall not, and shall not suffer or permit any Subsidiary to, directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, except:

         (a) dispositions of inventory or used, worn-out, obsolete or surplus equipment, all in the ordinary course of business;

         (b) the sale of equipment to the extent that such equipment is exchanged for credit against the purchase price of similar replacement equipment, or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment;

         (c) dispositions by the Company of divisions or Subsidiaries, dispositions by Subsidiaries of divisions, and dispositions of the assets of divisions of the Company or any Subsidiary, in aggregate amount not to exceed (i) $15,000,000 in any one year and (ii) on a cumulative basis from and after the Closing Date, 10% of Consolidated Total Assets as of the end of the fiscal quarter immediately preceding the date of determination; and

         (d)  sales or transfers permitted by Section 7.03.

    7.03 Consolidations and Mergers. The Company shall not, and shall not suffer or permit any Subsidiary to, merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series


Page 58
of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person, except:

         (a) any Subsidiary may merge with the Company, provided that the Company shall be the continuing or surviving corporation, or with any one or more Subsidiaries, provided that if any transaction shall be between a Subsidiary and a Wholly-Owned Subsidiary, the Wholly-Owned Subsidiary shall be the continuing or surviving corporation;

         (b) any Subsidiary may sell all or substantially all of its assets (upon voluntary liquidation or otherwise), to the Company or another Wholly-Owned Subsidiary;

         (c) the Company or any Subsidiary may merge with any Person in an Approved Acquisition so long as (i) the Company or such Subsidiary shall be the continuing or surviving corporation or (ii) in the case of a merger with a Subsidiary, the acquired Person is, as a result of the merger transaction, a Wholly-Owned Subsidiary of the Company; and

         (d) the Company may (i) transfer the operating assets of its structurals division to a Wholly-Owned Subsidiary or (ii) engage in an internal reorganization transaction, whether involving a share exchange, merger, share dividend or otherwise, resulting in a holding company structure in which the Company's structurals division and each of the Wholly-Owned Subsidiaries are Subsidiaries of the holding company, and whereby the holding company assumes all obligations of the Company under this Agreement pursuant to an assumption agreement in form and substance acceptable to the Majority Banks; provided, that in the case of clause (i) and (ii), immediately prior to and after giving effect to the proposed transaction, there shall be no Default or Event of Default, and, in the case of clause (ii), the Agent and the Banks shall have received one or more guarantees, substantially in the form of the Subsidiary Guaranty, of the obligations of the holding company hereunder from any Person which, after giving effect to the proposed transaction, would be a Material Subsidiary of the holding company, along with such other certificates, documents, and opinions related to the proposed transaction, the assumption of the Company's obligations hereunder by the holding company and such guarantees, as the Agent or any Bank may reasonably request.

    7.04 Loans and Investments. (a) The Company shall not purchase or acquire, or suffer or permit any Subsidiary to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other

Page 59
securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Company (together, "Investments"), except for:

         (i) Approved Acquisitions; provided, that the Company has complied with the provisions of this Section 7.04 with respect to such Approved Acquisitions; and provided, further that, immediately before and after giving effect thereto, no Default or Event of Default shall have occurred and be continuing;

         (ii) Investments held by the Company or Subsidiary in the form of cash equivalents or short term marketable securities;

         (iii) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the ordinary course of business;

         (iv) extensions of credit by the Company to any of its Wholly-Owned Subsidiaries or by any of its Wholly-Owned
Subsidiaries to another of its Wholly-Owned Subsidiaries; and

         (v)  Investments constituting Permitted Swap
Obligations or payments or advances under Swap Contracts relating to Permitted Swap Obligations.

         (b) (i) If the Company or any Subsidiary wishes to make any Acquisition, the Company shall deliver to the Agent a written notice thereof, containing a description in detail reasonably satisfactory to the Agent of the businesses, divisions, Persons or assets proposed to be acquired and the terms and conditions of such proposed Acquisition. Such notice must also include a summary calculation of the EBITDA of or with respect to such Person or assets proposed to be acquired for each of the four consecutive fiscal quarters ending on the last day of the immediately preceding quarter, and pro forma consolidated and consolidating financial statements for such period calculated after giving effect to such proposed Acquisition, and must be delivered not less than 30 days prior to the desired closing date of such Acquisition in the case of a Major Acquisition, or within 10 days before the closing date in the case of any other Acquisition. The Company shall also deliver to the Agent such financial statements and appraisals for the Persons, businesses, divisions or other assets which the Company proposes to acquire as may be reasonably requested by the Agent. Such notice shall be accompanied by (A) pro forma financial statements of the Company prepared by the Company

Page 60
demonstrating that such Acquisition will comply with the requirements of clause (iv) of the definition of Approved Acquisition, and (B) a certificate of a Responsible Officer of the Company certifying that (subject to any necessary approvals of the Banks) such Acquisition will be an Approved Acquisition.
         (ii) The Agent will promptly deliver copies of all materials which it receives from the Company pursuant to this
Section 7.04 to the Banks and, to the extent that the approval of the Banks is required hereunder, the Banks shall notify the Agent, which shall in turn promptly notify the Company, of their approval or disapproval of the proposed Acquisition within 10 days of each Bank's receipt of the materials from the Agent; provided, that the failure of any Bank to so notify the Agent within such 10-day period shall be deemed to be a notice of disapproval.

    7.05 Limitation on Subsidiary Indebtedness. The Company shall not suffer or permit any Subsidiary to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

         (a) Indebtedness consisting of Contingent Obligations permitted pursuant to Section 7.08;

         (b) Indebtedness existing on the Closing Date and set forth in Schedule 7.05;

         (c) Indebtedness existing on or arising after the Closing Date and not set forth on Schedule 7.05 in an aggregate amount not to exceed $25,000,000 at any time outstanding;

         (d) Indebtedness secured by Liens permitted by subsection 7.01(i) and (j); and

         (e) Indebtedness of a Subsidiary acquired in an Approved Acquisition in existence on the date of such acquisition and not incurred or created in contemplation thereof.

    7.06 Transactions with Affiliates. The Company shall not, and shall not suffer or permit any Subsidiary to, enter into any transaction with any Affiliate of the Company, except in the ordinary course of business upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Company or such Subsidiary.

    7.07 Use of Proceeds. (a) The Company shall not, and shall not suffer or permit any Subsidiary to, use any portion of

Page 61
the Loan proceeds, directly or indirectly, (i) to purchase or carry Margin Stock in violation of, or for a purpose which violates, or would be inconsistent with, Regulation G, T, U or X of the FRB, (ii) to repay or otherwise refinance indebtedness of the Company or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to finance an Acquisition which is contested at any time by the board of directors or equivalent governing body of the acquired Person or the Person from whom the Acquisition is to be made (an "Unfriendly Acquisition") or for a bid to make an Unfriendly Acquisition.

         (b) The Company shall not, directly or indirectly, use any portion of the Loan proceeds (i) knowingly to purchase Ineligible Securities from the Arranger during any period in which the Arranger makes a market in such Ineligible Securities,
(ii) knowingly to purchase during the underwriting or placement period Ineligible Securities being underwritten or privately placed by the Arranger, or (iii) to make payments of principal or interest on Ineligible Securities underwritten or privately placed by the Arranger and issued by or for the benefit of the Company or any Affiliate of the Company. The Arranger is a registered broker-dealer and permitted to underwrite and deal in certain Ineligible Securities; and "Ineligible Securities" means securities which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C. 24, Seventh), as amended.

    7.08 Contingent Obligations. The Company shall not, and shall not suffer or permit any Subsidiary to, create, incur, assume or suffer to exist any Contingent Obligations except:

         (a) endorsements for collection or deposit in the ordinary course of business;

         (b)  Permitted Swap Obligations;

         (c) Contingent Obligations of the Company and its Subsidiaries existing as of the Closing Date and listed in
Schedule 7.08;

         (d)  Contingent Obligations with respect to Surety
Instruments incurred in the ordinary course of business and not exceeding at any time $15,000,000 in the aggregate in respect of the Company and its Subsidiaries together; and

         (e) unsecured Guaranty Obligations of the Material Subsidiaries to The Prudential Insurance Company of America ("Prudential") with respect to Indebtedness of the Company to Prudential not exceeding the principal amount of $6,000,000 outstanding at any one time.
Page 62

    7.09 Joint Ventures. The Company shall not, and shall not suffer or permit any Subsidiary to enter into any Joint Venture, other than in the ordinary course of business.

    7.10 ERISA. The Company shall not, and shall not suffer or permit any of its ERISA Affiliates to: (a) engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably expected to result in liability of the Company in an aggregate amount in excess of $5,000,000; or (b) engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

    7.11 Change in Business. The Company shall not, and shall not suffer or permit any Subsidiary to, engage in any material line of business substantially different from the Existing Lines of Business,

    7.12 Accounting Changes. The Company shall not, and shall not suffer or permit any Subsidiary to, make any significant change in accounting treatment or reporting practices, except as required by GAAP, or change the fiscal year of the Company or of any Subsidiary; provided, that the Company may permit any Subsidiary to, and any Subsidiary may, change such Subsidiary's fiscal year to conform to the fiscal year of the Company.

    7.13 Minimum Consolidated Net Worth. The Company shall not permit its Consolidated Net Worth as of the last day of any fiscal quarter (commencing with the quarter ended December 31, 1995) to be less than (a) $280,000,000 plus (b) 50% of
Consolidated Net Income (without giving effect to any net loss for any period) from and after December 31, 1995, plus (c) 50% of all Net Issuance Proceeds from and after the Closing Date, less (d) any reduction in shareholder's equity directly resulting from the repurchase by the Company from and after the Closing Date of its capital stock in an amount not to exceed $50,000,000.

    7.14 Interest Coverage Ratio. The Company shall not permit its Interest Coverage Ratio as determined as of the last day of any fiscal quarter (commencing with the quarter ended December 31, 1995), calculated on a four quarter rolling basis for such fiscal quarter and the three immediately preceding fiscal quarters, to be less than 3.50 to 1.00.

    7.15 Leverage Ratio. The Company shall not permit its Leverage Ratio as determined as of the last day of any fiscal quarter (commencing with the quarter ended December 31, 1995) to be greater than 3.30 to 1.00. For purposes of calculation of the Leverage Ratio, EBITDA shall be calculated on a four quarter rolling basis for such fiscal quarter and the three immediately preceding fiscal quarters.
Page 63

    7.16  No Restrictions on Subsidiary Dividends.     The
Company shall not, and shall not suffer or permit any Subsidiary to, enter into or be bound by any Contractual Obligation which restricts, limits or prohibits the payment of dividends by any Subsidiary or the making of any other distribution in respect of such Subsidiary's capital stock.


                          ARTICLE VIII

                        EVENTS OF DEFAULT

    8.01 Event of Default. Any of the following shall constitute an "Event of Default":

          (a) Non-Payment. The Company fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan or any amount of interest on any Bid Loan, or (ii) within five days after the same becomes due, any interest, fee or any other amount payable hereunder or under any other Loan Document; or

          (b) Representation or Warranty. Any representation or warranty by the Company or any Subsidiary made or deemed made herein, in any other Loan Document, or which is contained in any certificate, document or financial or other statement by the Company, any Subsidiary, or any Responsible Officer, furnished at any time under this Agreement, or in or under any other Loan Document, is incorrect in any material respect on or as of the date made or deemed made; or

          (c) Specific Defaults. The Company fails to perform or observe any term, covenant or agreement contained in any of
Section 6.01, 6.02(a), 6.03 or in Article VII; or

          (d) Other Defaults. The Company fails to perform or observe any other term or covenant contained in this Agreement or any other Loan Document, and such default shall continue unremedied for a period of 30 days after the earlier of (i) the date upon which a Responsible Officer knew or reasonably should have known of such failure or (ii) the date upon which written notice thereof is given to the Company by the Agent or any Bank; or

          (e) Cross-Default.  (i) The Company or any Subsidiary
(A) fails to make any payment in respect of any Indebtedness or Contingent Obligation (other than in respect of Swap Contracts), having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit

Page 64
arrangement) of more than $5,000,000, when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise); or (B) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or (ii) there occurs under any Swap Contract an Early Termination Date resulting from (1) any event of default under such Swap Contract as to which the Company or any Subsidiary is the Defaulting Party or (2) any Termination Event as to which the Company or any Subsidiary is an Affected Party, and, in either event, the Swap Termination Value owed by the Company or such Subsidiary as a result thereof is greater than $5,000,000; for purposes of this subsection (e), the terms "Early Termination Date", "Defaulting Party", "Termination Event", and "Affected Party" shall have the meanings assigned to them in the relevant Swap Contract, it being understood that such definitions contemplate Swap Contracts documented on International Swaps and Derivatives Association ("ISDA") standard forms; if such Swap Contract is not documented on an ISDA standard form, such terms shall be given similar or analogous meanings as used in such non-ISDA standard agreements; or

         (f) Insolvency; Voluntary Proceedings. The Company or any Material Subsidiary (i) ceases or fails to be solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself; or (iv) takes any action to effectuate or authorize any of the foregoing; or

         (g) Involuntary Proceedings. (i) Any involuntary Insolvency Proceeding is commenced or filed against the Company or any Material Subsidiary, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Company's or any Material Subsidiary's properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement,

Page 65
filing or levy; (ii) the Company or any Material Subsidiary admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any Insolvency Proceeding; or
(iii) the Company or any Material Subsidiary acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its property or business; or

         (h) ERISA. (i) An ERISA Event shall occur with respect to a Pension Plan or Multiemployer Plan which has resulted or could reasonably be expected to result in liability of the Company under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of $5,000,000; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $15,000,000; or (iii) the Company or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of $5,000,000;

         (i) Monetary Judgments. One or more non-interlocutory judgments, non-interlocutory orders, decrees or arbitration awards is entered against the Company or any Subsidiary involving in the aggregate a liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related series of transactions, incidents or conditions, of more than $5,000,000, and the same shall remain unvacated and unstayed pending appeal for a period of 10 days after the entry thereof; or

         (j) Non-Monetary Judgments. Any non-monetary judgment, order or decree is entered against the Company or any Subsidiary which does or would reasonably be expected to have a Material Adverse Effect, and there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

         (k) Change of Control. (i) Any Person or two or more Persons acting in concert acquires beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Exchange Act), directly or indirectly, of securities of the Company (or other securities convertible into such securities) representing 25% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors; or

Page 66

(ii) during any period of up to 12 consecutive months, individuals who at the beginning of such 12-month period were directors of the Company ceasing for any reason to constitute a majority of the Board of Directors of the Company unless the Persons replacing such individuals were nominated by the Board of Directors of the Company; or (iii) any Person or two or more Persons acting in concert acquiring by contract or otherwise, or entering into a contract or arrangement which upon consummation will result in its or their acquisition of, or control over, securities of the Company (or other securities convertible into such securities) representing 25% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors;

         (l) Guarantor Defaults. Any Material Subsidiary party to a Subsidiary Guaranty fails in any material respect to perform or observe any term, covenant or agreement in the Subsidiary Guaranty to which it is a party; or such Subsidiary Guaranty is for any reason partially (including with respect to future advances) or wholly revoked or invalidated, or otherwise ceases to be in full force and effect, or such Material Subsidiary or any other Person contests in any manner the validity or enforceability thereof or denies that it has any further liability or obligation thereunder; or

         (m)  Adverse Change.  There occurs a Material Adverse
Effect.

    8.02 Remedies. If any Event of Default occurs, the Agent shall, at the request of, or may, with the consent of, the Required Banks,

         (a)  declare the commitment of each Bank to make
Committed Loans to be terminated, whereupon such commitments shall be terminated;

         (b) declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other
Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company; and

         (c) exercise on behalf of itself and the Banks all rights and remedies available to it and the Banks under the Loan
Documents or applicable law;

provided, however, that upon the occurrence of any event specified in subsection (f) or (g) of Section 8.01 (in the case of clause (i) of subsection (g) upon the expiration of the 60-day period mentioned therein), the obligation of each Bank to Page 67
make Loans shall automatically terminate and the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable without further act of the Agent or any Bank.

    8.03 Rights Not Exclusive. The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights, powers, privileges or remedies provided by law or in equity, or under any other instrument, document or agreement now existing or hereafter arising.


                           ARTICLE IX

                            THE AGENT

    9.01 Appointment and Authorization; "Agent". Each Bank hereby irrevocably (subject to Section 9.09) appoints, designates and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.

    9.02 Delegation of Duties. The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects with reasonable care.



Page 68

    9.03 Liability of Agent. None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or
(ii) be responsible in any manner to any of the Banks for any recital, statement, representation or warranty made by the Company or any Subsidiary or Affiliate of the Company, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Company or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Company or any of the Company's Subsidiaries or Affiliates.

    9.04 Reliance by Agent. (a) The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed in good faith by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Company), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Banks as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Banks and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Banks.

         (b) For purposes of determining compliance with the conditions specified in Section 4.01, each Bank that has executed this Agreement shall be deemed to have consented to,


Page 69
approved or accepted or to be satisfied with, each document or other matter either sent by the Agent to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to the Bank.

    9.05 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Agent for the account of the Banks, unless the Agent shall have received written notice from a Bank or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". The Agent will notify the Banks of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Required Banks in accordance with Article VIII; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable or in the best interest of the Banks.

    9.06 Credit Decision. Each Bank acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Company and its Subsidiaries, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Bank. Each Bank represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and credit worthiness of the Company and its Subsidiaries, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Company hereunder. Each Bank also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and credit worthiness of the Company. Except for notices, reports and other documents expressly herein required to be furnished to the Banks by the Agent, the Agent shall not have

Page 70
any duty or responsibility to provide any Bank with any credit or other information concerning the business, prospects, operations, property, financial and other condition or credit worthiness of the Company which may come into the possession of any of the Agent-Related Persons.

    9.07 Indemnification of Agent. Whether or not the transactions contemplated hereby are consummated, the Banks shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Company and without limiting the obligation of the Company to do so), pro rata, from and against any and all Indemnified Liabilities; provided, however, that no Bank shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including reasonable Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Company.
The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

    9.08 Agent in Individual Capacity. BofA and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Company and its Subsidiaries and Affiliates as though BofA were not the Agent hereunder and without notice to or consent of the Banks. The Banks acknowledge that, pursuant to such activities, BofA or its Affiliates may receive information regarding the Company or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Company or such Subsidiary) and acknowledge that the Agent shall be under no obligation to provide such information to them. With respect to its Loans, BofA shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent, and the terms "Bank" and "Banks" include BofA in its individual capacity.

    9.09 Successor Agent. The Agent may, and at the request of the Required Banks shall, resign as Agent upon 30 days' notice

Page 71
to the Banks. If the Agent resigns under this Agreement, the Required Banks shall appoint from among the Banks a successor agent for the Banks. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Banks and the Company, a successor agent from among the Banks. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article IX and Sections 10.04 and 10.05 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If no successor agent has accepted appointment as Agent by the date which is 30 days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Banks shall perform all of the duties of the Agent hereunder until such time, if any, as the Required Banks appoint a successor agent as provided for above.

    9.10 Withholding Tax. (a) If any Bank is a "foreign corporation, partnership or trust" within the meaning of the Code and such Bank claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Bank agrees with and in favor of the Agent and the Company, to deliver to the Agent (which will deliver a copy to the Company):

              (i) if such Bank claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, two properly completed and executed copies of IRS Form 1001 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

              (ii) if such Bank claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Bank, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Bank and in each succeeding taxable year of such Bank during which interest may be paid under this Agreement; and





Page 72

              (iii) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from, or reduction of, United States withholding tax.

         Such Bank agrees to promptly notify the Agent (which will notify the Company) of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

         (b) If any Bank claims exemption from, or reduction of, withholding tax under a United States tax treaty by providing IRS Form 1001 and such Bank sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to notify the Agent (which will notify the Company) of the percentage amount in which it is no longer the beneficial owner of Obligations of the Company to such Bank. To the extent of such percentage amount, the Agent and the Company will treat such Bank's IRS Form 1001 as no longer valid.

         (c) If any Bank claiming exemption from United States withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations of the Company to such Bank, such Bank agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

         (d) If any Bank is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Bank an amount equivalent to the applicable withholding tax after taking into account such reduction. However, if the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Bank not providing such forms or other documentation an amount equivalent to the applicable withholding tax imposed by Sections 1441 and 1442 of the Code, without reduction.

         (e) If the IRS or any other Governmental Authority of the United States or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Bank (because the appropriate form was not delivered or was not properly executed, or because such Bank failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Bank shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest,

Page 73
and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Banks under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.

    9.11 Co-Agents. None of the Banks identified on the facing page or signature pages of this Agreement or elsewhere herein as a "co-agent" shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Banks as such. Without limiting the foregoing, none of the Banks so identified as a "co-agent" shall have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on any of the Banks so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.



                            ARTICLE X

                          MISCELLANEOUS

    10.01 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Company therefrom, shall be effective unless the same shall be in writing and signed by the Required Banks (or by the Agent at the written request of the Required Banks) and the Company and acknowledged by the Agent, and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Banks and the Company and acknowledged by the Agent, do any of the following:

         (a) increase or extend the Commitment of any Bank (or reinstate any Commitment terminated pursuant to Section 8.02);

         (b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Banks (or any of them) hereunder or under any other Loan Document;

         (c) reduce the principal of, or the rate of interest specified herein on any Loan, or (subject to clause (ii) below) any fees or other amounts payable hereunder or under any other
Loan Document;


Page 74
</Page

         (d) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Banks or any of them to take any action hereunder;

         (e) amend this Section, Section 2.15, the definition of "Required Banks" or "Majority Banks" or any provision herein providing for consent or other action by all Banks; or

         (f) release any Material Subsidiary from its obligations under the Subsidiary Guaranty to which it is a party or terminate such Subsidiary Guaranty, except as expressly provided for therein;

and, provided further, that (i) no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Required Banks or all the Banks, as the case may be, affect the rights or duties of the Agent under this Agreement or any other Loan Document, and (ii) the Fee Letter may be amended, or rights or privileges thereunder waived, in a writing executed by the parties thereto.

    10.02 Notices. (a) All notices, requests, consents, approvals, waivers and other communications shall be in writing (including, unless the context expressly otherwise provides, by facsimile transmission, provided that any matter transmitted by or to the Company by facsimile (i) shall be immediately confirmed by a telephone call to the recipient at the number specified on Schedule 10.02, and (ii) except in the case of notices to the Company under Article II, shall be followed promptly by delivery of a hard copy original thereof) and mailed, faxed or delivered, to the address or facsimile number specified for notices on Schedule 10.02; or, as directed to the Company or the Agent, to such other address as shall be designated by such party in a written notice to the other parties, and as directed to any other party, at such other address as shall be designated by such party in a written notice to the Company and the Agent.

         (b) All such notices, requests and communications shall, when transmitted by overnight delivery, or faxed, be effective when delivered for overnight (next-day) delivery, or transmitted in legible form by facsimile machine, respectively, or if mailed, upon the third Business Day after the date deposited into the U.S. mail, or if delivered, upon delivery; except that notices pursuant to Article II or IX to the Agent shall not be effective until actually received by the Agent.

         (c) Any agreement of the Agent and the Banks herein to receive certain notices by telephone or facsimile is solely for the convenience and at the request of the Company. The Agent

Page 75
and the Banks shall be entitled to rely on the authority of any Person purporting to be a Person authorized by the Company to give such notice and the Agent and the Banks shall not have any liability to the Company or other Person on account of any action taken or not taken by the Agent or the Banks in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans shall not be affected in any way or to any extent by any failure by the Agent and the Banks to receive written confirmation of any telephonic or facsimile notice or the receipt by the Agent and the Banks of a confirmation which is at variance with the terms understood by the Agent and the Banks to be contained in the telephonic or facsimile notice.

    10.03 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Agent or any Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

    10.04  Costs and Expenses.  The Company shall:

         (a) whether or not the transactions contemplated hereby are consummated, pay or reimburse BofA (including in its capacity as Agent) within five Business Days after demand (subject to subsection 4.01(e)) for all reasonable costs and expenses (excluding travel expenses) incurred by BofA (including in its capacity as Agent) in connection with the development, preparation, delivery, administration and execution of, and any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including reasonable Attorney Costs incurred by BofA (including in its capacity as Agent) with respect thereto; and

         (b) pay or reimburse the Agent and each Bank within five Business Days after demand (subject to subsection 4.01(e)) for all costs and expenses (including Attorney Costs) incurred by them in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or any other Loan Document during the existence of an Event of Default or after acceleration of the Loans (including in connection with any "workout" or restructuring regarding the Loans, and including in any Insolvency Proceeding or appellate proceeding).


Page 76

    10.05 Company Indemnification. Whether or not the transactions contemplated hereby are consummated, the Company shall indemnify, defend and hold the Agent-Related Persons, and each Bank and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, claims, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including reasonable (given due regard to the prevailing circumstances) Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans and the termination, resignation or replacement of the Agent or replacement of any
Bank) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting solely from the gross negligence or willful misconduct of such Indemnified Person. The agreements in this Section shall survive payment of all other Obligations.

    10.06 Payments Set Aside. To the extent that the Company makes a payment to the Agent or the Banks, or the Agent or the Banks exercise their right of set-off, and such payment or the proceeds of such set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Agent or such Bank in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any Insolvency Proceeding or otherwise, then (a) to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Bank severally agrees to pay to the Agent upon demand its pro rata share of any amount so recovered from or repaid by the Agent.

    10.07 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns,


Page 77
except that the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Agent and each Bank.

    10.08 Assignments, Participations, etc. (a) Any Bank may, with the written consent of the Company at all times other than during the existence of an Event of Default and the Agent, which consents shall not be unreasonably withheld or delayed, at any time assign and delegate to one or more Eligible Assignees (provided that no written consent of the Company or the Agent shall be required in connection with any assignment and delegation by a Bank to an Eligible Assignee that is an Affiliate of such Bank) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments and the other rights and obligations of such Bank hereunder, in a minimum amount of $10,000,000 or, if less, the remaining Commitment of such Bank; provided, however, that after giving effect to any such assignment, the Commitment of the assignor Bank shall be at least $10,000,000 unless such Bank's entire Commitment is assigned; and provided, further, that the Company and the Agent may continue to deal solely and directly with such assignor Bank in connection with the interest so assigned to an Assignee until
(i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company and the Agent by such Bank and the Assignee; (ii) such Bank and its Assignee shall have delivered to the Company and the Agent an Assignment and Acceptance in the form of Exhibit E ("Assignment and Acceptance") together with any Note or Notes subject to such assignment and (iii) the assignor Bank or Assignee has paid to the Agent a processing fee in the amount of $3,500.

         (b) From and after the date that the Agent notifies the assignor Bank that it has received (and provided its consent with respect to) an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Bank under the Loan Documents, and
(ii) the assignor Bank shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Documents.

         (c) Within five Business Days after receipt of notice from the Agent that the Agent has received an executed
Assignment and Acceptance and payment of the processing fee (and provided that it consents to such assignment if such consent is

Page 78
required in accordance with subsection 10.08(a)), if requested by the assignor Bank or the Assignee, through the Agent, the Company shall execute and deliver to the Agent new Notes evidencing such Assignee's assigned Loans and Commitment and, if the assignor Bank has retained a portion of its Loans and its Commitment, replacement Notes in the principal amount of the Loans retained by the assignor Bank (such Notes to be in exchange for, but not in payment of, the Notes held by such
Bank), and upon delivery by the Company to the Agent of the new Notes evidencing the assigned Loans and Commitment and, if applicable, any replacement Notes in favor of the assignor Bank, the Agent shall mark the original Notes payable to the assignor Bank "replaced and cancelled" and deliver such Notes to the
Company.   Immediately upon each Assignee's making its
processing fee payment under the Assignment and Acceptance, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitment of the assigning Bank pro tanto.

         (d) Any Bank may at any time sell to one or more commercial banks or other Persons not Affiliates of the Company (a "Participant") participating interests in any Loans, the Commitment of that Bank and the other interests of that Bank (the "Originator") hereunder and under the other Loan Documents; provided, however, that (i) the Originator's obligations under this Agreement shall remain unchanged, (ii) the Originator shall remain solely responsible for the performance of such obligations, (iii) the Company and the Agent shall continue to deal solely and directly with the Originator in connection with the Originator's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Bank shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment, consent or waiver would require unanimous consent of the Banks as described in the first proviso to Section 10.01. In the case of any such participation, the Participant shall be entitled to the benefit of Sections 3.01, 3.03 and 10.05 as though it were also a Bank hereunder (but, in the case of Sections 3.01 and 3.03, solely to the extent that the amounts claimed thereunder by such Participant do not exceed the amounts that could be claimed thereunder by the Bank which sold a participation interest to such Participant had such Bank not sold such participation interest), and, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its

Page 79
participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement.

         (e) Notwithstanding any other provision in this Agreement, any Bank may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement and any Note held by it in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

    10.09 Confidentiality. Each Bank agrees to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret" by the Company and provided to it by the Company or any Subsidiary, or by the Agent on the Company's or such Subsidiary's behalf, under this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Company or any Subsidiary; except to the extent such information (i) was or becomes generally available to the public other than as a result of disclosure by the Bank, or (ii) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Bank; provided, however, that any Bank may disclose such information (A) at the request or pursuant to any requirement of any Governmental Authority to which the Bank is subject or in connection with an examination of such Bank by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; (D) to the extent reasonably required in connection with any litigation or proceeding to which the Agent, any Bank or their respective Affiliates may be party; (E) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (F) to such Bank's independent auditors and other professional advisors; (G) to any Participant or Assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Banks hereunder; (H) as to any Bank or its Affiliate, as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Company or any Subsidiary is party or is deemed party with such Bank or such Affiliate; and (I) to its Affiliates; provided, that with respect to disclosures under clauses (B) and

Page 80

(D), such Bank shall use commercially reasonable efforts to notify the Company (unless such notification is prohibited by any applicable Requirement of Law) of the proposed disclosure before such disclosure is made to reasonably afford the Company the opportunity to seek to prevent such disclosure.

    10.10 Set-off. In addition to any rights and remedies of the Banks provided by law, if an Event of Default exists or the Loans have been accelerated, each Bank is authorized at any time and from time to time, without prior notice to the Company, any such notice being waived by the Company to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Bank to or for the credit or the account of the Company against any and all Obligations owing to such Bank, now or hereafter existing, irrespective of whether or not the Agent or such Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Bank agrees promptly to notify the Company and the Agent after any such set-off and application made by such Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

    10.11 Automatic Debits of Fees. With respect to any fee, or any other cost or expense (including Attorney Costs as provided for herein) due and payable to the Agent, BofA or the Arranger under the Loan Documents, the Company hereby irrevocably authorizes BofA to debit any deposit account of the Company with BofA in an amount such that the aggregate amount debited from all such deposit accounts does not exceed such fee or other cost or expense. If there are insufficient funds in such deposit accounts to cover the amount of the fee or other cost or expense then due, such debits will be reversed (in whole or in part, in BofA's sole discretion) and such amount not debited shall be deemed to be unpaid. No such debit under this Section shall be deemed a set-off.

    10.12 Notification of Addresses, Lending Offices, Etc. Each Bank shall notify the Agent in writing of any changes in the address to which notices to the Bank should be directed, of addresses of any Lending Office, of payment instructions in respect of all payments to be made to it hereunder and of such other administrative information as the Agent shall reasonably request.

    10.13 Counterparts. This Agreement may be executed in any number of separate counterparts, each of which, when so executed,



Page 81
shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

    10.14 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

    10.15 No Third Parties Benefited. This Agreement is made and entered into for the sole protection and legal benefit of the Company, the Banks, the Agent and the Agent-Related Persons, and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents.

    10.16 Governing Law and Jurisdiction. (a) THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF OREGON; PROVIDED THAT THE AGENT AND THE BANKS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

         (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE ANY UNITED STATES FEDERAL OR OREGON STATE COURT SITTING IN PORTLAND, OREGON, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE COMPANY, THE AGENT AND THE BANKS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE COMPANY, THE AGENT, AND THE BANKS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO.

    10.17 Waiver of Jury Trial. THE COMPANY, THE BANKS, AND THE AGENT EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE COMPANY, THE BANKS, AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION,

Page 82

COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

    10.18 OREGON LEGAL NOTICE. UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY US AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY US TO BE ENFORCEABLE. THE TERM "US" MEANS THE AGENT AND THE BANKS.

    10.19 Entire Agreement. This Agreement, together with the other Loan Documents, embodies the entire agreement and understanding among the Company, the Banks and the Agent, and supersedes all prior or contemporaneous agreements and understandings of such Persons, oral or written, relating to the subject matter hereof and thereof.


    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                             PRECISION CASTPARTS CORP.


                             By:     /s/ WILLIAM D. LARSSON
                                     ___________________
                             Name:   William D. Larsson
                                     ___________________
                             Title:  Vice President and
                                     Chief Financial Officer


                             BANK OF AMERICA NATIONAL TRUST
                             AND SAVINGS ASSOCIATION,
                             as Agent








Page 83

                             By:     /s/ IVO BAKOVIC
                                     ______________________
                             Name:   Ivo Bakovic
                                     ______________________
                             Title:  Vice President


                             BANK OF AMERICA NATIONAL TRUST
                             AND SAVINGS ASSOCIATION, as a Bank


                             By:     /s/ STEVEN F. STERLING
                                     ______________________
                             Name:   Steven F. Sterling
                                     ______________________
                             Title:  Vice President


                             THE BANK OF NOVA SCOTIA, as co-agent
                             and as a Bank


                             By:     /s/ ERRETT E. HUMMEL
                                     ______________________
                             Name:   Errett E. Hummel
                                     ______________________
                             Title:  Officer


                             By:     /s/ M. BROWN
                                     ______________________
                             Name:   M. Brown
                                     ______________________
                             Title:  Officer


                             WACHOVIA BANK OF GEORGIA, N.A., as
co-agent and as a Bank


                             By:     /s/ WILLIAM F. HAMLET
                                     ______________________
                             Name:   William F. Hamlet
                                     ______________________
                             Title:  Senior Vice President


                             By:     ______________________
                             Name:   ______________________
                             Title:  ______________________

Page 84

                             ABN AMRO BANK N.V.
                             By:  ABN AMRO North America,
                                  Inc., as agent


                             By:     /s/ DAVID MCGINNIS
                                     ______________________
                             Name:   David McGinnis
                                     ______________________
                             Title:  Vice President & Director


                             By:     /s/ LEIF OLSSON
                                     ______________________
                             Name:   Leif Olsson
                                     ______________________
                             Title:  Group Vice President &
                                     Director


                             FIRST INTERSTATE BANK OF OREGON,
N.A.


                             By:     /s/ KATHLEEN S. SWIFT
                                     ______________________
                             Name:   Kathleen S. Swift
                                     ______________________
                             Title:  Vice President


                             By:     ______________________
                             Name:   ______________________
                             Title:  ______________________


                             SOCIETE GENERALE


                             By:     /s/ J. BLAINE SHAWM
                                     ______________________
                             Name:   J. Blaine Shawm
                                     ______________________
                             Title:  Regional Manager
                                     First Vice President


                             By:     ______________________
                             Name:   ______________________
                             Title:  ______________________

Page 85

                             THE BANK OF NEW YORK


                             By:     /s/ ROBERT LOUK
                                     ______________________
                             Name:   Robert Louk
                                     ______________________
                             Title:  Vice President


                             By:     ______________________
                             Name:   ______________________
                             Title:  ______________________



                             THE BANK OF TOKYO, LTD.
                             PORTLAND BRANCH


                             By:     /s/ M.W. KRINGLEN
                                     ______________________
                             Name:   M.W. Kringlen
                                     ______________________
                             Title:  Vice President & Manager



                             UNITED STATES NATIONAL BANK OF
                             OREGON


                             By:     /s/ JANICE T. THEDE
                                     ______________________
                             Name:   Janice T. Thede
                                     ______________________
                             Title:  Vice President


                             By:     ______________________
                             Name:   ______________________
                             Title:  ______________________









Page 86



EXHIBIT (10)G

                  PRECISION CASTPARTS CORP.

              CORPORATE EXECUTIVE BONUS PROGRAM
                           FY 1996




PURPOSE OF THE PROGRAM

The purpose of the Corporate Executive Bonus Program is to use a combination of performance elements to focus management attention on various objectives to improve shareholder value and to reward participants for achieving these objectives.

OPERATION OF THE PROGRAM

I.   Eligibility

     A. Corporate managers and executive officers, as listed on Attachment I, who are continuously employed from the beginning of each fiscal year through the date of payment of bonus are eligible to participate in the Corporate Executive Bonus
          Program. Individuals listed on Attachment I are not eligible to participate in the Quarterly Cash
          Bonus Program.

     B. Corporate managers and executive officers whose employment in that capacity starts after the beginning of the fiscal year or whose employment in that capacity terminates prior to the date of payment of the bonus are eligible to participate in the Corporate Executive Bonus Program only if approved by the Board of Directors.


II.  Basis of Distribution

     A.   Bonus Opportunity Levels

          Bonus opportunity levels are established for each participant at the beginning of the fiscal year, or on a subsequent date if employment as a Corporate manager or executive officer starts after the beginning of the fiscal year. Bonus opportunity levels are assigned to each participant and approved by the Compensation Committee of the Board



Page 1
          of Directors based on many elements, including competitive rates of pay, internal equity and the ability to influence Corporate results.

          Bonus awards as a percentage of base salary are determined based on the following Bonus Opportunity
          Levels:

                                       Bonus Opportunity Levels
                                      --------------------------
                                                         Stretch
                                     Threshold  Target   Objective
                                     _____________________________
          President and CEO               30%      60%     100%
          Vice President and CFO          27       54       90
          Vice President - Administration 24       48       80
          Corporate Managers              18       36       60

          The Targeted Bonus Percent is set at 60% of the Stretch Objective, and the Threshold is set at 50% of the Target.

    B.   Performance Elements

          The Company's performance will be measured based on four Performance Elements which will be assigned expected results and weightings. The Compensation Committee of the Board of Directors shall approve each year the Performance Elements, and the expected results and weightings for each Performance Element.

          The four Performance Elements designated for fiscal 1996 and the assigned weightings are provided below, along with the method of calculating each Performance Element:
                                                   Weighting

          1.  Earnings per Share.  Net income         40%
              divided by the weighted average
              number of shares outstanding.




Page 2

          2.  Operating Working Capital per Sales Dollar.
              The sum of accounts receivables          20
              and FIFO inventories as of
              year-end, less accounts
              payables, divided by annualized
              Q4 sales.

          3.  Gross Margin Percent.  Total sales       20
              less cost of goods sold, divided by
              total sales.

          4.  Return on Equity.  Net income,           20
              divided by the beginning of the
              year total shareholders' equity.        ___
                                                    100%
                                                     ===

          For achievement of each Performance Element, points are awarded which reflect the relative weighting of the four Performance Elements.

          Attachment II summarizes for fiscal 1996 the expected results for each Performance Element and Bonus Opportunity Level (Threshold, Target and
          Stretch Objective), and summarizes the points awarded for achievement of the expected results.

     C.   Eligible Compensation

          Eligible Compensation reflects each participant's annual base salary paid during the fiscal year, or paid during the period of eligibility if employment as a Corporate manager or executive officer started after the beginning of the fiscal year. See Attachment I for Eligible Compensation estimates, based on salary rates at the beginning of the fiscal year.

III. Determination of Initial Bonus Award

     A. Actual results for each Performance Element will be determined based on year-end financial results as reflected in the audited financial statements. The initial bonus award for each participant will be determined as follows.




Page 3

          1. If the actual Return on Equity is less than 10%, no points are awarded for any Performance
            Element, resulting in an initial bonus award of zero.

          2. If the actual Return on Equity is greater than or equal to 10%, actual results are measured for each Performance Element and points are awarded for performance which falls at or above the Threshold Bonus Opportunity Level. When actual results fall between the Threshold and Target or between the Target and the Stretch Objective, the points to be awarded are interpolated on a straight-line basis between the two nearest bonus opportunity levels. Results in excess of the Stretch Objective are awarded points on a straight line basis based on the points awarded for performance between the Target and the Stretch Objective.

          3. Points for each Performance Element are summed and the total is divided by 100 to yield a Bonus Factor. The Bonus Factor is applied to each participants' Targeted Bonus Percent to reflect the Bonus Percent Earned.

          4.     The Initial Bonus Award reflects the Bonus
            Percent Earned multiplied by each participant's
            Eligible Compensation.

          Attachment III provides illustrative calculations of Initial Bonus Awards for each participant based on FY1996 budgeted results. The exhibit shows the level to which each calculation will be rounded.

     B. The computation of the Initial Bonus Award is an annual computation. Overperformance or underperformance in any year cannot be carried forward or carried backward for use in another year's computation.










Page 4

IV.  Individual Performance Adjustment

     The Board of Directors may adjust the Initial Bonus
     Award upward or downward by up to 25% to reflect individual performance. The Bonus Award for any participant may range from 75% to 125% of the Initial
     Bonus Award.

V.   Discretionary Bonus Awards and Determination of Bonus
     Pool

     The Board of Directors may approve Discretionary Bonuses as special awards to outstanding performers. A Discretionary Bonus Pool equal to 50% of the total targeted bonus opportunity amount for all participants included in the Corporate Executive Bonus Program will be accrued each year. Amounts not awarded from the Discretionary Bonus Pool may be carried over to subsequent fiscal years.

VI.  Payment of Bonus Awards and Discretionary Bonuses

     Bonus Awards and any Discretionary Bonuses will be paid within 60 days following the end of the Company's fiscal year and after receipt of audited financial statements.

VII. Unexpected Changes in Operations or Unusual Adjustments

     In the event of major unexpected changes in operations or unusual adjustments during the fiscal year, Company management may recommend adjustments or changes to the approved bonus program. The Board of Directors will have final approval on any adjustments or changes to the approved program.

VIII.     General Provisions

     A. The Corporate Executive Bonus Program is implemented solely at the discretion of the Company, subject to approval by the Board of Directors who reserve the right to amend, modify, suspend, or terminate the Corporate Executive Bonus
          Program.

     B. Bonus Awards and Discretionary Bonuses are totally separate from all other Company benefits with the exception of the SERP and Long Term Disability programs. They will not be used as a basis for


     Page 5
          determining levels of any other benefit such as vacation pay, life insurance coverage, future bonus pay, etc.

     C. Establishment of the Corporate Executive Bonus Program shall not be construed as conferring any legal rights upon any employee or any person for continuation of employment, nor shall it interfere with the rights of the Company to discharge any employee without regard to the effect such discharge might have upon the employee's eligibility or receipt of benefits through the Corporate Executive Bonus Program.





































Page 6











                               Page 29

EXHIBIT 11

                      PRECISION CASTPARTS CORP.
                  CALCULATION OF EARNINGS PER SHARE
                  FOR THE YEAR ENDED MARCH 31, 1996



                                                         Fully
                                         Primary        Diluted
                                         Earnings     Earnings Per
                                      Per Share (1)      Share
Weighted average number of shares
  of common stock outstanding         20,377,364        20,377,364

Common stock equivalents:
  Application of the "treasury stock"
  method to stock option and purchase
  plans                                       --           225,297
                                      __________        __________
Weighted average number of shares
  outstanding                         20,377,364        20,602,661
                                      ==========        ==========

Rounded to                            20,400,000        20,600,000
                                      ==========        ==========

Net income                           $41,100,000       $41,100,000
                                     ===========       ===========

Net income per share                       $2.02             $2.00
                                           =====             =====

__________
(1) Accounting Principles Board Opinion No. 15, "Earnings Per Share," allows companies to disregard dilution of less than 3 percent in the computation of earnings per share. Therefore, shares used in computing earnings per share for financial reporting purposes are 20,400,000 shares.








                               Page 30

EXHIBIT 13
Financial Section of the 1996 Annual
Report to Shareholders of Precision
Castparts Corp.

MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS OVERVIEW AND OUTLOOK

In fiscal 1996, PCC experienced substantial growth in both sales and profits from the prior year. The majority of this growth came from PCC Specialty Products, Inc. (SPD), which was acquired at the end of fiscal 1995. This year's results also reflected the first indications of a general recovery in the aerospace industry which had been experiencing a cyclical downturn since calendar 1991. PCC's aerospace business improved during fiscal 1996 as demand for new aircraft components and spares strengthened.

With more than two-thirds of annual sales coming from the aerospace industry, PCC is exposed to the cyclical nature of this market. During the aerospace downturn of the last several years, the Company undertook major efforts to improve its core businesses and diversify its operations. These changes are expected to enhance the Company's prospects through the coming upswing in the aerospace cycle and mitigate the effects of future downturns.

During the next several years, the Company expects increasing demand from aerospace customers. Our ongoing efforts to improve production efficiencies and shorten order-to-delivery times, along with current projects to increase production capacity, will enable PCC to satisfy the expected increased demand and be more responsive to customer needs. We anticipate that both PCC and its customers will realize substantial benefits from the improvements in the aerospace market conditions. In addition, our expansion into new markets is expected to contribute favorably to our results. We expect to significantly increase our market share in industrial gas turbines. This business, which is based on our investment casting technology, provides opportunities for both new parts and spares sales to a large customer base. Further growth from our investment casting operations is expected to come from applications in sporting goods, medical, and other industrial markets. The March 1995 acquisition of SPD, along with the subsequent acquisitions of the Carmet Company and The Olofsson Corporation, provides a solid base of well-established product lines in the general industrial and automotive markets.
While the markets which SPD serves are subject to their own cycles, these cycles tend to be less pronounced and are often countercyclical to the aerospace cycles. In addition, PCC has excellent opportunities for growth in its leading-edge technologies of metal injection molding and metal-matrix composites.

                               Page 31

We are continuing our strategy for profitable growth by focusing on three key areas, as summarized below:

1. Continuous improvement of operating efficiencies in our existing businesses;
2. Expansion into additional worldwide markets through development of new product applications based on our current metal forming technologies;
3. Acquisition of companies which are synergistic with our existing businesses and core competencies.

We expect fiscal 1997 to be a year of continued growth and new challenges. Several of our operations will be undergoing major expansion to accommodate the demands of our anticipated growth. We look forward to continuing to serve our long-standing aerospace customers while developing our presence in new markets and identifying opportunities for strategic acquisitions. Our goal is to grow profitably and increase shareholder value. We believe we are well-positioned to meet this challenge.

FINANCIAL RESULTS

Fiscal 1996 Compared with Fiscal 1995

Sales of $556.8 million represented a 28 percent increase from the prior year. Excluding the effects of SPD, sales increased $39.1 million or 9 percent. Aerospace and aircraft gas turbine engines represented 68 percent, or $376.0 million of total sales in fiscal 1996 as compared to 79 percent, or $343.0 million of total sales in fiscal 1995. The lower percentage of aerospace sales reflects the addition of SPD's sales volume in fiscal 1996. Sales to United States government end-users were 18 percent of total sales in 1996, slightly lower than the 19 percent in the prior year, reflecting the impact of SPD, which has minimal sales to government end-users.

Cost of sales as a percent of sales improved from 82 percent in fiscal 1995 to 80 percent in fiscal 1996. This improvement came from the addition of SPD, which generates higher margins compared with other PCC operations.

Selling and administrative costs increased to 8 percent in fiscal
1996 from 7 percent in the prior year. This increase was due to the addition of SPD, which operates with relatively higher selling costs compared with other Company operations.





                               Page 32

For the year, the effective tax rate was 35 percent, compared to 38 percent in fiscal 1995. The reduction from last fiscal year was due to the favorable impact of $2.6 million of non-recurring tax adjustments recorded in the third quarter. These benefits included the settlement of a state tax issue for $2.2 million and $0.4 million from research and development tax credits. The effective tax rate in fiscal 1997 is expected to increase, reflecting non-deductible goodwill amortization from acquisitions and the absence of non-recurring adjustments which provided tax benefits in fiscal 1996.

Net income in fiscal 1996 of $41.1 million was 42 percent higher than fiscal 1995's earnings of $29.0 million and resulted in earnings per share of $2.02 based on 20.4 million average shares outstanding, as compared with $1.45 per share based on 20.0 million average shares outstanding last year. Excluding the impact of the non-recurring tax adjustments, net income in fiscal 1996 increased 30 percent to $1.89 per share.

Fiscal 1995 Compared with Fiscal 1994

Sales for fiscal 1995 increased $16.0 million, or 4 percent from the prior year. Nearly half of the increase in sales resulted from the acquisitions of PCC Composites and SPD. Aerospace and aircraft gas turbine sales represented 79 percent of total sales, down $9.4 million compared with fiscal 1994, while sales of other industrial and commercial products increased by $25.4 million, or 37 percent, reflecting the Company's continued diversification into non-aerospace markets. Sales to United States government end-users were 19 percent of sales in 1995 and 21 percent in fiscal 1994. This decline reflects both the impact of lower military spending levels and the increasing diversification of PCC's customer base.

Cost of sales as a percent of sales improved to 82 percent in 1995 from 84 percent in the prior year. This improvement came largely from the higher volume of sales to non-aerospace markets, which yield relatively higher margins. These higher margins were partially offset by increased manufacturing costs related to development of new parts for industrial gas turbine applications, metal matrix composite applications, and turbocharger wheels for the trucking industry.

Selling and administrative costs remained constant at 7 percent of sales in fiscal 1995.

In fiscal 1995, the effective tax rate was 38 percent as compared with an effective tax rate of 33 percent in 1994. The fiscal 1994

                               Page 33
effective tax rate included a 6 percentage point reduction, reflecting the net effect of a $2.7 million benefit for research and development tax credits, partially offset by $0.6 million of tax expense related to adjustment of deferred taxes to reflect the increase in federal tax rates from 34 percent to 35 percent.

Net income of $29.0 million in fiscal 1995 was 31 percent higher than the $22.2 million earned in the prior year. Income in fiscal 1994 reflected the $2.9 million after tax expense due to the effect of the accounting change for postretirement benefits. Earnings per share in 1995 were $1.45 based on 20.0 million shares outstanding versus $1.14 based on 19.5 million shares outstanding in the prior year. These earnings per share results reflect a three-for-two stock split effective in August, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, total capitalization of $317.0 million consisted of $13.9 million of debt and $303.1 million of equity. The debt-to-equity ratio at the end of fiscal 1996 was 5 percent, down from 10 percent at the end of the prior year.

For the year, earnings generated $65.1 million of cash, and working capital reductions provided an additional $6.9 million. Capital expenditures totaled $19.7 million, and $21.2 million was spent for the acquisition of the Carmet Company. The sale of $9.0 million of common stock through the exercise of stock options was more than offset by cash dividends of $4.9 million and debt repayments of $12.1 million. Cash and cash equivalents were $26.2 million at year end, an increase of $22.3 million from the $3.9 million at the beginning of the year.

During the year, PCC obtained a $200.0 million committed line of credit from a syndication of nine banks in anticipation of future cash flow demands for expansion of existing businesses and acquisitions. At fiscal year end, there were no borrowings outstanding on this line. Subsequent to year end, the Company borrowed $32.0 million of the $52.2 million purchase price for its acquisition of The Olofsson Corporation.

Capital spending in fiscal 1997 is expected to be approximately $65 million, which is significantly higher than prior years. The majority of the anticipated expenditures is for capacity expansion to accommodate expected growth in aerospace and industrial gas turbine markets. Management believes that the Company can fund the requirements for capital spending, cash dividends, and potential acquisitions from cash balances, the existing line of credit, additional borrowings, or the issuance of stock.


                               Page 34

Consolidated Statements of Income
Precision Castparts Corp. and Subsidiaries
(In thousands, except per share data)

                                         Fiscal Years Ended
____________________________________________________________
______
                                     March 31,  April 2,  April 3,
                                          1996      1995      1994
____________________________________________________________
______
Net Sales                             $556,800  $436,400  $420,400
Cost of Goods Sold                     446,100   359,500   351,700
Selling and Administrative Expenses     46,900    31,600    30,200
Interest Expense (Income), net             100   (1,500)     1,100
____________________________________________________________
______
Income before Provision
  for Income Taxes                      63,700    46,800    37,400
Provision for Income
  Taxes                                 22,600    17,800    12,300
____________________________________________________________
______
Income before Cumulative Effect
  of Accounting Change                  41,100    29,000    25,100
Cumulative Effect of Change in
  Accounting for Postretirement
Benefits Other Than Pensions
  (net of tax benefit of $1,800)            --        --   (2,900)
____________________________________________________________
______
Net Income                             $41,100  $ 29,000  $ 22,200
____________________________________________________________
______

                                     Page 35

Income (Charge) per Share:
  Before cumulative effect of
    accounting change                  $  2.02  $   1.45  $   1.29
  Cumulative effect of change
    in accounting for post-
    retirement benefits other
    than pensions                           --     --        (0.15)
____________________________________________________________
______
Net Income per Common Share            $  2.02  $   1.45  $   1.14
____________________________________________________________
______

See Notes to Financial Statements on pages 44 through 63.



















                                     Page 36

Consolidated Balance Sheets
Precision Castparts Corp. and Subsidiaries
(In thousands)

____________________________________________________________
______

                                               March 31,  April 2,
Assets                                              1996      1995
____________________________________________________________
______
Current Assets:
  Cash and cash equivalents                     $ 26,200  $  3,900
  Receivables, net of reserves of
    $1,100 in 1996 and $1,200 in 1995             82,000    83,100
  Inventories                                    105,200    90,900
  Prepaid expenses                                 2,100     2,300
  Deferred income taxes                            8,600     9,900
____________________________________________________________
______
    Total current assets                         224,100   190,100
____________________________________________________________
______
Property, Plant and Equipment, at cost:
  Land                                             7,100     6,800
  Buildings and improvements                      50,200    46,500
  Machinery and equipment                        232,800   216,800
  Construction in progress                        14,900     9,100
____________________________________________________________
______
                                                 305,000   279,200
  Less-Accumulated depreciation                (161,200) (143,000)
____________________________________________________________
______
    Net property, plant and equipment            143,800   136,200
____________________________________________________________
______
                                     Page 37

Goodwill, net of amortization
  of $3,700 in 1996 and $1,700 in 1995            80,800    77,800
Other Assets                                       1,800     2,600
____________________________________________________________
______
                                                $450,500  $406,700
____________________________________________________________
______
Liabilities and Shareholders' Investment
____________________________________________________________
______
Current Liabilities:
  Notes payable                                 $    400  $  6,900
  Current portion of long-term debt                4,700     5,400
  Accounts payable                                38,200    25,600
  Accrued liabilities                             50,800    56,500
  Income taxes payable                             4,200     5,800
____________________________________________________________
______
    Total current liabilities                     98,300   100,200
____________________________________________________________
______
Long-Term Debt, excluding current portion          8,800    13,700
Deferred Income Taxes                             19,700    16,700
Accrued Retirement Benefits Obligation            11,900    10,000
Other Long-Term Liabilities                        8,700     7,700

Shareholders' Investment:
  Common stock, $1 stated value                   20,500    20,200
  Paid-in capital                                 13,900     5,200
  Retained earnings                              266,900   230,700
  Cumulative translation adjustments               1,800     2,300
____________________________________________________________
______
    Total shareholders' investment               303,100   258,400
____________________________________________________________
______
                                                $450,500  $406,700
____________________________________________________________
______

See Notes to Financial Statements on pages 44 through 63.
                                     Page 38

Consolidated Statements of Cash Flows
Precision Castparts Corp. and Subsidiaries
(In thousands)

                                            Fiscal Years Ended
____________________________________________________________
______
                                     March 31,  April 2,  April 3,
                                          1996      1995      1994
____________________________________________________________
______
Cash Flows from Operating Activities:
  Net income                          $ 41,100  $ 29,000  $ 22,200
  Non-cash items included in income:
  Depreciation and amortization         22,900    23,900    28,700
  Deferred income taxes                  1,100     4,300   (2,500)
  Cumulative effect of accounting
    change                                  --        --     4,700
Changes in operating working capital,
    excluding effects of acquisitions:
  Receivables                            7,100   (3,300)    20,600
  Inventories                          (4,600)   (4,300)    36,900
  Payables, accruals & current taxes     3,100   (5,200)     2,800
  Other                                  1,300   (4,200)       900
____________________________________________________________
______
      Net cash provided by
        operating activities            72,000    40,200   114,300
____________________________________________________________
______

                                     Page 39

Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                     (21,200)  (87,500)        --
  Acquisition of property,
    plant and equipment               (19,700)  (10,900)   (7,400)
  Other investing activities, net        (500)     1,000     (600)
____________________________________________________________
_______
      Net cash used by investing
        activities                    (41,400)  (97,400)   (8,000)
____________________________________________________________
_______
Cash Flows from Financing Activities:
  Proceeds of long-term debt                --        --    50,000
  Payment of long-term debt            (5,600)   (4,900)  (53,900)
  Proceeds of notes payable              8,400    12,400       200
  Payments of notes payable           (14,900)   (6,500)        --
  Repurchase of common stock                --        -- (117,000)
  Sale of common stock                   9,000     9,200     3,100
  Cash dividends                       (4,900)   (4,400)   (2,300)
  Other financing activities, net        (300)       100     (100)
____________________________________________________________
______
      Net cash (used by) provided by
       financing activities            (8,300)     5,900 (120,000)
____________________________________________________________
______
Net Increase (Decrease) in Cash         22,300  (51,300)  (13,700)
Cash and Cash Equivalents at
  Beginning of Year                      3,900    55,200    68,900
____________________________________________________________
______
Cash and Cash Equivalents at
  End of Year                          $26,200   $ 3,900   $55,200
____________________________________________________________
______



                                     Page 40

Cash Paid During the Year for:
  Interest                             $ 1,200   $ 1,100   $ 1,200
  Income taxes, net of refunds
    received                           $22,200   $21,500   $ 8,400

See Notes to Financial Statements on pages 44 through 63.

























                                     Page 41

Consolidated Statements of Shareholders' Investment
Precision Castparts Corp. and Subsidiaries
(In thousands)

___________________________________________________________________________
__________
                               Common Stock                                Cumulative
                               Outstanding      Paid-in       Retained    Translation
                             Shares    Amount   Capital       Earnings    Adjustments
___________________________________________________________________________
__________

Balance at March 28, 1993    19,500   $13,000       $--       $186,200           $700
  Net income                     --        --        --         22,200             --
  Cash dividends                 --        --        --        (2,300)             --
  Sale of common stock
    under employee stock plan   150       100     3,100             --             --
  Translation adjustments        --        --        --             --          (200)
___________________________________________________________________________
__________
Balance at April 3, 1994     19,650    13,100     3,100        206,100            500
  Net income                     --        --        --         29,000             --
  Cash dividends                 --        --        --        (4,400)             --
  Sale of common stock
    under employee stock plan   550       400     8,800             --             --
  Stock split                    --     6,700   (6,700)             --             --
  Translation adjustments        --        --        --             --          1,800
___________________________________________________________________________
__________




                                     Page 42

Balance at April 2, 1995     20,200   $20,200   $ 5,200       $230,700          2,300
  Net income                     --        --        --         41,100             --
  Cash dividends                 --        --        --        (4,900)             --
  Sale of common stock under
    employee stock plan         300       300     8,700             --             --
  Translation adjustments        --        --        --             --          (500)
___________________________________________________________________________
__________
Balance at March 31, 1996    20,500   $20,500   $13,900       $266,900          1,800
___________________________________
__________________________________________________

See Notes to Financial Statements on pages 44 through 63.





















                                     Page 43

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

Valuation of Inventories
     The LIFO inventory cost method is utilized for work in process and metal inventories at most domestic operations. The average inventory cost method is utilized for all other inventories. Costs utilized for inventory valuation purposes include labor, material and manufacturing overhead. Inventories valued at the lower of current average cost or market would have been $5,200, $5,300 and $4,200 higher than those reported at March 31, 1996, April 2, 1995 and April 3, 1994. PCC uses the single pool dollar value method for computing LIFO inventories; therefore, it is not possible to present the breakdown of inventories between work in process and raw materials.

Depreciation and Capitalization
     Depreciation of plant and equipment is computed on the straight-line or declining balance method based on the estimated service lives. Estimated lives used are 20-30 years for buildings and improvements and 5-10 years for machinery and equipment.
     Additions are recorded at cost. Expenditures for maintenance, repairs and minor improvements are charged to expense. Major improvements and additions are added to the property accounts. When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Goodwill
     Goodwill is computed on the straight-line method and is amortized over 40 years. The future profitability and cash

                           Page 44
flow of the operations to which it relates are evaluated annually. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill.

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

Certain Risks and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split
     In August, 1994, the Company effected a three-for-two stock split by means of a stock dividend. Accordingly, $6,700 representing the stated value for additional shares issued was transferred from paid-in capital to common stock. The number of shares and earnings per share for all prior periods has been restated to reflect the effects of this stock split.

Earnings per Share
     Earnings per share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods after giving effect to the stock split discussed above. The number of shares used for the earnings per share calculation was 20,400,000 in 1996, 20,000,000 in 1995 and 19,500,000 in
1994. Common stock equivalents were not material in these years. Fully diluted amounts are not presented because they are not materially different from amounts shown.




                           Page 45

ACQUISITIONS
     On April 6, 1994, PCC acquired the assets of ACC Electronics, Inc., a manufacturer of advanced technology metal matrix composite parts, for a purchase price of $5,100, plus assumption of outstanding debt and other liabilities. Goodwill of $11,200 was recorded as a result of this transaction. The business operates as PCC Composites, Inc.
     On March 8, 1995, PCC acquired 100 percent of the stock of Quamco, Inc., a designer, manufacturer and marketer of premium metalworking tools and machines, specialty powdered metal parts and other specialty industrial components. The purchase price of $89,900, which included the assumption or retirement of outstanding debt, resulted in the recognition of $57,700 of goodwill and other intangible assets. The business operates as PCC Specialty Products, Inc.
     The following represents the pro forma results of operations of the Company for the years ended April 2, 1995 and April 3, 1994, assuming the acquisitions had taken place at the beginning of each fiscal year.

(Unaudited)                          Fiscal Years Ended
____________________________________________________________
                                     April 2,     April 3,
                                         1995         1994
____________________________________________________________
Net sales                            $513,100     $488,100
Net income                           $ 31,800     $ 26,100
Net income per share                 $   1.59     $   1.34

     PCC acquired 100 percent of the stock of the Carmet Company on February 21, 1996. Carmet is a manufacturer of tungsten carbide cutting tools and wear parts. The purchase price of $21,200, which included the assumption or retirement of debt, resulted in the recognition of $6,900 of goodwill. The business operates as part of PCC Specialty Products, Inc.









                           Page 46

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings are reflected in the financial statements at cost which equals fair value because of the short-term maturity of these instruments.
     The fair value of long-term debt was estimated using the Company's year-end incremental borrowing rate for similar types of borrowing arrangements. The amounts reported in the consolidated balance sheets for long-term debt approximate fair value.

CONCENTRATION OF CREDIT RISK
     Approximately 70 percent of PCC's business activity in fiscal year 1996 was with companies in the aerospace industry. Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables. The Company has long-standing relationships with its aerospace customers and management considers the credit risk to be low.

































                           Page 47
ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

__________________________________________________________________
                                               March 31,  April 2,
                                                    1996      1995
__________________________________________________________________
Salaries and wages payable                       $24,800   $18,400
Taxes other than income taxes                      5,800     6,200
Other accrued liabilities                         20,200    31,900
__________________________________________________________________
                                                 $50,800   $56,500
__________________________________________________________________


NOTES PAYABLE
     Notes payable at March 31, 1996, were $400.
At April 2, 1995, notes payable totaled $6,900, of which $6,000 related to the purchase of PCC
Specialty Products.











                                     Page 48

LONG-TERM DEBT

Long-term debt consisted of the following:

__________________________________________________________________
                                               March 31,  April 2,
                                                    1996      1995
__________________________________________________________________
Notes payable, unsecured, 8.25%,
  payable $3,000 annually through 1998            $6,000   $ 9,000
Industrial Development Revenue Bond,
  variable interest rate not to exceed 12%,
  3.20% at March 31, 1996, payable $1,400
  annually through 2001                            6,800     8,200
Other, 7.00% to 10.00%,
  payable in various amounts
  through 1998                                       700     1,900
__________________________________________________________________
                                                  13,500    19,100
Less-Current portion                               4,700     5,400
__________________________________________________________________
                                                  $8,800   $13,700
__________________________________________________________________






                                     Page 49

     In February, 1996, the Company entered into a $200,000 Bank Credit Agreement. Under the Agreement, the Company may borrow up to $200,000 at interest rates of a) offshore rate equal to the effective London Interbank Rate, as defined, plus a premium of 0.35 percent to 0.75 percent based on the consolidated leverage ratio, as defined, b) an overnight base rate equal to the higher of the federal funds rate or the prime rate of the agent bank plus 0.50 percent, or c) a rate negotiated between each bank and the Company, as applicable. The Company is required to pay a commitment fee of 0.125 percent to 0.25 percent, based on the leverage ratio, on unborrowed amounts. The Bank Credit Agreement is a five-year agreement, expiring in 2001. No borrowings had been made under this Agreement as of March 31, 1996.
     The Company is subject to a number of restrictive covenants under the various debt agreements. These covenants, among other things, require the Company to maintain a minimum consolidated net worth and a minimum interest coverage ratio and limit the Company to a maximum leverage ratio. The Company's debt agreements contain cross default provisions. At March 31, 1996, the Company was in compliance with all restrictive provisions of its loan agreements.
     Long-term debt is payable in each fiscal year as follows: $4,700 in 1997 and 1998, and $1,400 in 1999, 2000, and 2001.
     Subsequent to year end, the Company repaid the $6,000 of 8.25 percent notes payable which were scheduled to be repaid $3,000 in each 1997 and 1998.

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










                           Page 50

Income (loss) before provision for income taxes was:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1996      1995      1994
__________________________________________________________________
Domestic                               $66,400   $46,600   $39,000
Foreign                                (2,700)       200   (1,600)
__________________________________________________________________
Total pretax income                    $63,700   $46,800   $37,400
__________________________________________________________________

The provision for income taxes consisted of the following:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1996      1995      1994
__________________________________________________________________
Currently payable:
  Federal income taxes, net of tax
    credits                            $19,100   $10,000   $16,800
  State income taxes                     3,600     2,700     2,100
__________________________________________________________________
                                        22,700    12,700    18,900
Change in deferred income taxes          (100)     5,100   (6,600)
__________________________________________________________________


                                     Page 51

Provision for income taxes             $22,600   $17,800   $12,300
__________________________________________________________________

     During the third quarter of fiscal 1996, PCC recorded a $2,600 benefit, equal to $0.13 per share, for the settlement of a state tax issue and research and development tax credits claimed in 1992.

     During the first quarter of fiscal 1994, PCC recorded a $2,400 benefit, equal to $0.12 per share, for the settlement of research and development tax credits claimed in 1990 and 1991.

     The income tax provision in certain years is different from the amount computed by applying the federal statutory income tax rate of 35 percent to income before income taxes. The reasons for this difference are as follows:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1996      1995      1994
__________________________________________________________________
Statutory federal tax on income            35%       35%       35%
Increase (decrease) as a result of:
  State income taxes, net of federal
    tax benefit                              3         4         3
  State settlement                         (3)        --        --


                                     Page 52

  Research and development tax
    credits                                (1)        --       (7)
  Valuation allowance                        2        --         2
  Foreign Sales Corporation benefit        (2)       (2)       (2)
  Effect of rate change on deferred
    taxes                                   --        --         1
  Other, net                                 1         1         1
__________________________________________________________________
Provision for income taxes                 35%       38%       33%
__________________________________________________________________

Significant components of PCC's deferred tax assets and liabilities were as follows:

__________________________________________________________________
                                               March 31,  April 2,
                                                    1996      1995
__________________________________________________________________
Deferred tax assets arising from:
  Expense accruals                               $16,900   $15,500
  Inventory reserves                               2,600     2,600
  Postretirement benefits other
    than pensions                                  2,200     2,100
  Advance payments                                   300     2,300




                                     Page 53

  Domestic and foreign net operating
    and capital loss carryforwards                 4,100     3,800
  Other                                              500       600
  Valuation allowances                           (4,100)   (3,800)
__________________________________________________________________
Gross deferred tax assets                         22,500    23,100
__________________________________________________________________
Deferred tax liabilities arising from:
  Depreciation/amortization                       23,800    20,700
  Inventory basis differences                      9,600     8,200
  Other                                              200     1,000
__________________________________________________________________
Gross deferred tax liabilities                    33,600    29,900
__________________________________________________________________
Net deferred tax liability                     $(11,100)  $(6,800)
__________________________________________________________________

     The Company has provided valuation allowances for domestic and foreign net operating and capital loss carryforwards to reduce the related future income tax benefits to zero. The portion of the valuation allowance related to acquired net operating losses was $700 at March 31, 1996 and $1,100 at April 2, 1995. If realized, this will be recorded as a reduction to goodwill, or if not realized, will expire in 2006.






                                     Page 54

EMPLOYEE BENEFIT PLANS:

Employee Pension Benefits
     PCC has defined benefit pension plans
covering substantially all domestic employees.
Benefits generally are based on years of service and compensation. PCC's funding policy is to satisfy the funding requirements of the Employee
Retirement Income Security Act.
     In determining the actuarial present value of the projected benefit obligation, the following assumptions were used: a discount rate of 7.25 percent in 1996, 8.50 percent in 1995 and 7.25 percent in 1994; a future compensation increase rate of 5.00 percent, and an expected long-term rate of return on assets of 9.00 percent in all years. The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in interest rates. The discount rates represent the expected yield on a portfolio of high-grade (AA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.
     Net pension cost for each of the last three fiscal years was as follows:










                                     Page 55

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1996      1995      1994
__________________________________________________________________
Service costs of benefits earned       $ 4,500   $ 5,000   $ 5,200
Interest cost on the projected
  benefit obligation                     7,500     5,200     4,800
Actual return on plan assets          (14,900)   (4,300)   (1,300)
Net amortization and deferral of items
  not reflected in earnings              6,300     (600)   (4,300)
Curtailment gain due to restructuring
  activity                                  --        --   (2,000)
___________________________________________________________________
Net pension cost                       $ 3,400   $ 5,300   $ 2,400
___________________________________________________________________

     The pension liability as of April 2, 1995, included the assumption of liability related to the pension plans of PCC Specialty Products as a result of that acquisition. Reconciliation of the funded status of the plans to the pension liability was as follows:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1996      1995      1994
__________________________________________________________________
                                     Page 56

Actuarial present value of
  benefit obligations:
  Vested benefit obligation           $ 87,600  $ 74,100  $ 49,700
__________________________________________________________________
  Accumulated benefit obligation      $ 90,200  $ 75,000  $ 50,600
  Effects of estimated future
    pay increases                       28,200    18,500    21,500
__________________________________________________________________
  Projected benefit obligation         118,400    93,500    72,100
  Plan assets at fair value            106,600    89,300    58,800
__________________________________________________________________
  Funded status                       (11,800)   (4,200)  (13,300)
  Unrecognized asset at
    transition                         (2,100)   (2,500)   (2,800)
  Prior service cost not yet
    recognized                           (400)     (500)     (400)
  Unrecognized net loss                  9,100       400    16,000
__________________________________________________________________
Accrued pension liability            $ (5,200) $ (6,800)    $(500)
__________________________________________________________________

Postretirement Benefits Other Than Pensions
     PCC provides postretirement medical benefits for eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements.
In fiscal 1994, the Company adopted SFAS No. 106,
"Employers' Accounting for Postretirement Benefits
Other Than Pensions." Under SFAS No. 106, the costs of retiree health care are accrued over relevant service periods. Previously, these costs were charged to expense as claims

                                     Page 57
were paid. The Company elected to immediately recognize the transition obligation, resulting in a one-time charge of $4,700 equal to $2,900 after tax, or $0.15 per share.
     Assumptions used in determining the net
periodic postretirement benefit cost and the accrued postretirement benefit obligation included a discount rate of 7.25 percent in 1996, 8.50 percent in 1995 and 7.25 percent in 1994 and a medical inflation rate of 9.00 percent in 1996,
10.00 percent in 1995 and 13.00 percent in 1994, grading down to 5.00 percent after four, five and eight years, respectively. The plans are unfunded.
     The components of postretirement benefits cost were as follows:

__________________________________________________________
                               Fiscal    Fiscal     Fiscal
                                 1996      1995       1994
__________________________________________________________
                                                    (c)
Service cost                     $100      $200       $300
Interest cost                     600       300        300
__________________________________________________________
Postretirement benefits cost     $700      $500       $600
__________________________________________________________






                                     Page 58

     The accumulated postretirement benefits
obligation at March 31, 1996 and April 2, 1995 was as follows:

____________________________________________________________
                                     March 31,      April 2,
                                          1996          1995
____________________________________________________________
Accumulated postretirement benefits obligation:
  Retirees                              $3,000        $2,900
  Eligible active plan participants      1,500         1,000
  Other active plan participants         3,200         2,700
____________________________________________________________
                                         7,700         6,600
  Unrecognized net (gain)loss              400         (700)
____________________________________________________________
Accrued postretirement benefits
  liability                             $7,300        $7,300
____________________________________________________________








                                     Page 59

     A one percent increase in the annual health care trend rates would have increased the accumulated postretirement benefits obligation at March 31, 1996 by $800 and at April
2, 1995 by $600 and increased the postretirement benefits cost by $100 in each 1996, 1995 and 1994.

COMMITMENTS AND CONTINGENCIES
     Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.

SHAREHOLDERS' INVESTMENT
     Authorized shares of common stock without par value consisted of 50,000,000 shares at March 31, 1996, April 2,
1995, and April 3, 1994. Authorized and unissued series A no par serial preferred stock consisted of 1,000,000 shares at March 31, 1996, April 2, 1995, and April 3, 1994.
     PCC translates the balance sheet of its foreign subsidiary using the exchange rate at the end of the year.
The statement of income is translated using the average exchange rate for the year. The effects of such translations are included in the equity account "cumulative translation adjustments."

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








                           Page 60

     At March 31, 1996, 1,267,000 stock incentive plan shares were available for future grants and 327,000 stock incentive shares were immediately exercisable. The outstanding options for stock incentive plan shares have expiration dates ranging from 1996 to 2006.
     Changes during 1996, 1995 and 1994 in stock incentive plan shares outstanding were as follows:

_______________________________________________________________
                                  Shares               Price
_______________________________________________________________
Outstanding at March 28, 1993   1,586,000    $ 4 to $26
  Granted                         239,000     13 to  21
  Exercised                     (251,000)      4 to  20
  Expired or cancelled          (246,000)     11 to  26
_______________________________________________________________
Outstanding at April 3, 1994    1,328,000      4 to  26
  Granted                         208,000     22 to  25
  Exercised                     (465,000)      4 to  24
  Expired or cancelled           (39,000)     11 to  26
_______________________________________________________________
Outstanding at April 2, 1995    1,032,000            11 to  26
  Granted                         189,000            29 to  40
  Exercised                     (357,000)            12 to  26
  Expired or cancelled           (38,000)            11 to  23
_______________________________________________________________
Outstanding at March 31, 1996     826,000           $12 to $40

                                     Page 61

SHAREHOLDER RIGHTS PLAN
          In 1988, PCC adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase 1/100 of a share of series A no par serial preferred stock at a purchase price of $135, subject to adjustment. The rights will be exercisable only (i) if a person or group has acquired, or obtained the right to acquire, 20 percent or more of the outstanding shares of common stock, (ii) following the commencement of a tender or exchange offer for 20 percent or more of the outstanding shares of common stock, or (iii) after the Board of Directors of PCC declares any person who owns more than 10 percent of the outstanding common stock to be an Adverse Person. Each right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other security of PCC) having a value equal to two times the exercise price of the right. If, after a person acquires 20 percent or more of the outstanding shares of common stock, PCC is acquired in a merger or other business combination in which PCC does not survive or in which its common stock is exchanged, each right will be adjusted to entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights expire on December 16, 1998, and may be redeemed by PCC for $0.01 per right at any time until a determination is made that any person is an Adverse Person, or 10 days following the time that a person has acquired 20 percent or more of the outstanding common stock, or in connection with certain transactions approved by the Board of Directors. The rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of PCC.

SEGMENT INFORMATION
     PCC manufactures and markets metal parts in one industry segment. Principal customers are manufacturers of aircraft jet engines, industrial and marine gas turbine engines and other industrial products, including pumps, compressors, automotive components, devices for surgical bone repair and replacement, electronics, fasteners, firearms and consumer appliances.
     Net sales included sales to General Electric in the amounts of $121,600 in 1996, $92,600 in 1995 and $97,400 in
1994 and sales to Pratt & Whitney in the amounts of $90,800 in 1996, $72,600 in 1995 and $96,400 in 1994. No other customer accounted for more than 10 percent of net sales.



                           Page 62

     Export sales from the United States of $134,800 in 1996, $108,900 in 1995 and $95,100 in 1994 were made principally to customers in Western Europe. Total net sales to customers outside the United States were $156,200 in 1996, $126,800 in 1995, and $107,200 in 1994 or 28 percent, 29 percent and 26 percent of the Company's sales in those years. Total net sales and identifiable assets of PCC's foreign subsidiary represent less than 10 percent of consolidated totals.

SUBSEQUENT EVENT
     On May 31, 1996, PCC purchased 100 percent of the stock of The Olofsson Corporation, a manufacturer of computer-controlled metalworking machine systems. The purchase price of $52,200 included new borrowings and the assumption of debt totalling $42,000. The business is headquartered in Lansing, Michigan, and will operate as part of PCC Specialty Products, Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Precision
Castparts Corp.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' investment present fairly, in all material respects, the financial position of Precision Castparts Corp. and its subsidiaries at March 31, 1996 and April 2, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the







                           Page 63
overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
____________________________
Price Waterhouse LLP
Portland, Oregon
April 25, 1996, except as to Note "SUBSEQUENT EVENT," which
is as of May 31, 1996


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




                           Page 64

Five-Year Summary of Selected Financial Data

(Unaudited)
(In thousands, except employee and per share data)
___________________________________________________________________________
__________
                                         1996      1995      1994      1993      1992
___________________________________________________________________________
__________
Net sales                           $ 556,800 $ 436,400 $ 420,400 $ 461,400 $ 583,300
Net income                          $  41,100 $  29,000 $  22,200 $   1,800 $  46,500
Return on sales                           7.4%      6.6%      5.3%     0.4%       8.6%
Return on beginning
  shareholders' investment               15.9%     13.0%     11.1%     0.6%      17.4%
Net income per common share         $    2.02 $    1.45 $    1.14 $    0.07 $    1.75
Cash dividends declared
  per common share                  $    0.24 $    0.22 $    0.12 $    0.08 $    0.08
Average shares of common
  stock outstanding (000)              20,400    20,000    19,500    26,800    26,600
Working capital                     $ 125,800 $  89,900 $ 125,700 $ 137,000 $ 187,100
Total assets                        $ 450,500 $ 406,700 $ 342,900 $ 424,300 $ 422,600
Total debt                          $  13,900 $  26,000 $  15,700 $  19,400 $  26,200
Total debt as a percent of equity         4.6%     10.1%      7.0%     9.7%       8.3%
Shareholders' investment            $ 303,100 $ 258,400 $ 222,800 $ 199,900 $ 315,400
Book value per share                $   14.76 $   12.80 $   11.31 $   10.27 $   11.82
Capital expenditures                $  19,700 $  10,900 $   7,400 $  16,000 $  28,800
Number of employees                     5,646     5,166     3,993     4,341     6,372
Number of shareholders of record        2,327     2,480     2,750     2,580     2,942
Backlog of orders                   $ 539,700 $ 313,200 $ 280,200 $ 367,300 $ 523,500
___________________________________________________________________________
__________

The Selected Financial Data have been restated, as appropriate, to reflect the three-for-two stock split, effective August, 1994.
                                     Page 65

Quarterly Financial Information
(Unaudited)
(In thousands, except per share data)

______________________________________________________________________
__________
                                                      1996
                           1st Quarter   2nd Quarter 3rd Quarter(1)  4th Quarter
______________________________________________________________________
__________
Net sales                     $137,200      $134,000       $127,700     $157,900
Gross profit                  $ 27,600      $ 27,300       $ 25,700     $ 30,100
Net income                    $  9,400      $  9,500       $ 11,800     $ 10,400
Net income per share          $   0.46      $   0.47       $   0.58     $   0.51
Cash dividends per share      $   0.06      $   0.06       $   0.06     $   0.06
Common stock prices:
  High                        $  35.25      $  36.50       $  40.00     $  41.13
  Low                         $  25.88      $  32.63       $  34.25     $  36.50
  End                         $  35.13      $  36.50       $  39.75     $  40.00
______________________________________________________________________
__________

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



                                     Page 66

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
______________________________________________________________________
__________

[FN]
___________
(1) During the third quarter of fiscal 1996, the Company recorded a tax benefit of $2,200 from the settlement of a state tax issue, and a $400 benefit from a research and development tax credit. The impact from the two items was equal to $0.13 per share.




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
































                           Page 68

EXHIBIT 23

             CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95890, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95855, to the incorporation by reference in the Registration Statement on Form S-8 No. 33-32367, and to the incorporation by reference in the Registration Statement on Form S-8, No. 33-40559 of Precision Castparts Corp. of our report dated April 25, 1996 which appears on page 27 of the Financial Section of the 1996 Annual Report to Shareholders of Precision Castparts Corp., which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears in Item 14(a)2 in this Annual Report on Form 10-K.




/s/ PRICE WATERHOUSE LLP
______________________________
PRICE WATERHOUSE LLP
Portland, Oregon
June 28, 1996





















                           Page 69