Form 10-Q
period 1996-06-30
PRECISION CASTPARTS CORP
filed 1996-08-14
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1996
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of August 12, 1996:  20,590,718


                                          Page 1 of 10 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income (1)
(In thousands, except per share data)

                                         Three Months Ended
                                    ___________________________

                                 June 30, 1996    July 2, 1995
                                    ___________________________
Net Sales                             $166,000            $
137,200
Cost of Goods Sold                     134,100      109,600
Selling and Administrative Expenses     12,600       11,500
Interest Expense, Net                      300          200
                                      ________
________

Income Before Provision for Income Taxes19,000       15,900
Provision for Income Taxes               7,700        6,500
                                      ________
________

Net Income                            $ 11,300        9,400
                                      ========     ========

Net Income Per Common Share (2)       $   0.55     $   0.46
                                      ========     ========


Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets (1)
(In thousands)

                                 June 30, 1996  March 31, 1996
                                   ____________________________
ASSETS
Current Assets:
  Cash and cash equivalents          $   3,600     $  26,200
  Receivables                          102,000        82,000
  Inventories                          136,600       105,200
  Prepaid expenses                       2,300         2,100
  Current deferred tax asset             9,800         8,600
                                      ________     _________
    Total current assets               254,300       224,100
                                      ________     _________


Property, Plant and Equipment, at cost 312,100       305,000
  Less -- Accumulated depreciation   (157,900)     (161,200)
                                     _________     _________

    Net property, plant and equipment              154,200       143,800

Goodwill and Other Assets              113,500        82,600
                                     _________     _________

                                     $ 522,000     $ 450,500
                                     =========     =========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                      $   1,400     $     400
  Current portion of long-term debt      1,900         4,700
  Accounts payable                      41,300        38,200
  Accrued liabilities                   51,000        50,800
  Income taxes payable                  12,200         4,200
                                     _________     _________
    Total current liabilities          107,800        98,300
                                     _________     _________
Long-Term Debt, excluding
   current portion                      46,900         8,800
Deferred Tax Liability                  19,600        19,700
Accrued Retirement Benefits Obligation  13,400        11,900
Other Long-Term Liabilities             20,100         8,700






Shareholders' Investment:
  Common stock                          20,600        20,500
  Paid-in capital                       14,900        13,900
  Retained earnings                    277,100       266,900
  Cumulative translation adjustment      1,600         1,800
                                     _________     _________

      Total shareholders' investment   314,200       303,100
                                     _________     _________
                                     $ 522,000     $ 450,500
                                     =========     =========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows (1)
(In thousands)

                                          Three Months Ended
                                     ___________________________
                                     June 30, 1996July 2, 1995
                                     ___________________________

Cash Flows from Operating Activities:
  Net income                         $  11,300     $   9,400
  Non-cash items included in income:
    Depreciation and amortization        6,100         5,700
    Deferred taxes                     (1,300)            --
  Changes in operating working capital:
    Receivables                        (8,900)       (3,500)
    Inventories                        (5,300)       (5,400)
    Prepaids                             (100)           400
    Payables, accruals & current taxes (4,400)         2,100
    Other                                3,800         1,000
                                     _________     _________
      Net cash provided by
      operating activities               1,200         9,700
                                     _________     _________

Cash Flows from Investing Activities:
  Purchase of The Olofsson Corporation(42,200)            --
  Acquisition of property, plant
    and equipment                      (8,600)       (3,200)
  Other investing activities, net          200           200
                                     _________     _________
      Net cash (used by) investing
      activities                      (50,600)       (3,000)
                                     _________     _________




Cash Flows from Financing Activities:
  Payment of long-term debt            (6,500)       (3,700)
  Proceeds of long-term debt            32,000            --
  Proceeds of notes payable                700           800
  Payment of notes payable                  --       (6,000)
  Sale of common stock                   1,100         2,500
  Cash dividends                       (1,200)       (1,200)
  Other financing activities, net          700            --
                                     _________     _________
      Net cash provided (used) by
      financing activities              26,800       (7,600)
                                     _________     _________

Net (Decrease) in Cash and
  Cash Equivalents                    (22,600)         (900)
Cash and Cash Equivalents at
  Beginning of Period                   26,200         3,900
                                     _________     _________

Cash and Cash Equivalents at
  End of Period                      $   3,600     $   3,000
                                      ========     =========

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

(2) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 20,600,000 shares outstanding for the three months ended June 30, 1996, and 20,200,000 shares outstanding for the three months ended July 2, 1995. Fully diluted amounts are not presented because they are not materially different than amounts shown.






(3) On May 31, 1996, PCC acquired 100 percent of the stock of The Olofsson Corporation ("Olofsson"), a manufacturer of computer-controlled metalworking machine systems for a purchase price of $52.2 million.
     The Company accounted for this acquisition using the purchase method. Accordingly, goodwill of $30.6 million was recorded for the difference between the acquisition cost and the fair value of the assets acquired and liabilities assumed.

     The following represents the pro forma results of operations for the Company and Olofsson as though the acquisition had occurred at the beginning of the periods shown. However, the pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.




                                         Three Months Ended
                                    ___________________________

                                 June 30, 1996    July 2, 1995
                                    ___________________________
[S]                                     [C]       [C]

Revenues                              $177,800     $152,300
                                      ========     ========

Net Income                              11,800       10,100
                                      ========     ========

Earnings per share                    $  0.57      $   0.50
                                      ========     ========


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the first quarter were $166.0 million, up 21% from $137.2 million in the same quarter last year. Net income was $11.3 million, or $0.55 per share, for the quarter, compared with net income of $9.4 million, or $0.46 per share in the same quarter last year.





In the fourth quarter last year, PCC acquired 100% of the stock of the Carmet Company and on May 31, 1996, acquired 100% of the stock of The Olofsson Corporation ("Olofsson"). Both acquisitions operate as part of PCC Specialty Products, Inc.

Results of Operations - Comparison Between Three Months
Ended June 30, 1996 and July 2, 1995

Sales increased $28.8 million as compared to the first quarter a year ago. The increase was due to improved sales in nearly all business operations and the impact of the new acquisitions. The most significant sales increase was to aerospace customers, reflecting the upswing in that industry's cycle.

Cost of goods sold as a percent of sales for the first quarter of fiscal 1997 was 80.8%, as compared with 79.9% reported in the first quarter last year. The higher cost of sales as a percent of sales in the first quarter of fiscal 1997 resulted primarily from lower margin mix of parts being sold to automotive customers.

Selling and administrative costs were $12.6 million for the quarter, up $1.1 million from the $11.5 million a year ago. The higher level of selling and administrative expenses primarily reflects the addition of the two new acquisitions.

Net interest expense in the first quarter of fiscal 1997 was $0.3 million, as compared with $0.2 million in the first quarter a year ago. The slight increase reflects the lower cash balances and higher debt this year as compared with a year ago, resulting from the acquisitions, both in the fourth quarter of fiscal 1996 and during the current quarter.

The effective tax rate in the first quarter of fiscal 1997 was 40.5% approximating last year's effective tax rate of 41.0%.

Changes in Financial Condition and Liquidity

Total assets of $522.0 million at June 30, 1996 represented a $71.5 million increase from the $450.5 million balance at March 31, 1996. The acquisition of Olofsson at the end of May accounted for nearly all of the increase.

Cash from earnings for the three months ended June 30, 1996 of $16.1 million, plus cash of $1.1 million from the sale of common stock through stock option was less than cash requirements which consisted of $42.2 million for the


acquisition of Olofsson, $14.9 million of increased working capital, $8.6 million of capital expenditures and $1.2 million of cash dividends. The shortfall was funded from $26.2 million of net borrowings and $22.6 million of available cash.

Total capitalization at June 30, 1996, was $364.4 million, consisting of $50.2 million of debt and $314.2 million of equity. The debt-to-equity ratio was 0.16 compared with
0.05 at the end of the prior fiscal year.

At quarter end, the Company had several pending acquisitions, as discussed in 6(b), below. These acquisitions were completed after quarter end. The Company used cash on hand and borrowings on an existing bank credit facility. PCC believes it can fund future requirements for capital spending and cash dividends from cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings or the issuance of stock.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 1996 Annual Meeting of Shareholders of the Company was held on August 7, 1996. At that meeting, the shareholders elected three directors to serve terms of three years; amended the Restated Article of Incorporation of the Company to increase the authorized Common Stock of the Company to 100,000,000 shares; and ratified the appointment of Price Waterhouse LLP as auditors of the Company for the 1997 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes is included in the table below:

                                             Votes

_________________________________________________________________________
                                                Against                 Broker
                                     Cast          or        Absten-     Non-
Matter Voted Upon                    For        Withheld      tions     Votes     Total
________________________________________________________________________________
________________
1.  To elect three
    directors to
    serve terms of
    three years.

    Dean T. DuCray              18,449,018       136,231        --        --       18,585,249
    Don R. Graber               18,457,063       128,186        --        --       18,585,249
    Roy M. Marvin               18,453,031       132,218        --        --       18,585,249

2.  To amend the Restated
    Articles of
    Incorporation of
    the Company to
    increase the
    authorized Common
    Stock of the
    Company to
    100,000,000 shares          15,814,163     2,737,214    33,872                 18,585,249

3.  To ratify the
    appointment of
    Price Waterhouse LLP
    as auditors of
    the Company for
    the 1997 fiscal year        18,544,958        19,066    21,225        --       18,585,249


Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits

                  PRECISION CASTPARTS CORP.

                   CORPORATE BONUS PROGRAM
                           FY 1997




PURPOSE OF THE PROGRAM

The purpose of the Corporate Bonus Program is to use a combination of performance elements to focus Corporate officers, executives and staff on various objectives to improve shareholder value and to reward participants for achieving these objectives.

OPERATION OF THE PROGRAM

I.   Eligibility

     A. Corporate officers, executives and staff, as listed on Attachment I, who are continuously employed from the beginning of each fiscal year through the date of payment of bonus are eligible to participate in the Corporate Bonus Program.

     B. Corporate officers, executives and staff whose employment in that capacity starts after the beginning of the fiscal year or whose employment in that capacity terminates prior to the date of payment of the bonus are eligible to participate in the Corporate Bonus Program only if approved by the Chairman and Chief Executive Officer and in the case of new hires, the 90 day probationary period has been satisfactorily completed prior to the date of bonus payment.


II.  Basis of Distribution

     A.   Bonus Opportunity Levels

          Bonus opportunity levels are established for each participant at the beginning of the fiscal year, or on a subsequent date if employment as a Corporate employee starts after the beginning of the fiscal year. Bonus opportunity levels are assigned to each participant and approved by the Compensation Committee of the Board of Directors based on many elements, including competitive rates of pay, internal equity and the ability to influence Corporate results.
Page 1

          Bonus awards as a percentage of base salary are established based on the following Bonus
          Opportunity Levels:

                                       Bonus Opportunity Levels
                                      --------------------------
                                                         100% of
                                     Threshold Midpoint  Potential
                                     _____________________________
          President and CEO               30%      60%     100%
          Chief Operating Officer         27       54       90
          Vice President and CFO          27       54       90
          Corporate Executives            18       36       60
          Corporate Managers and Staff  3-12     6-24    10-40

          The Midpoint Bonus Percent for each participant is set at 60% of the 100% of Potential Bonus Percent, and the Threshold Percent is set at 50% of the Midpoint.

    B.   Performance Elements

          The Company's performance will be measured based on four Performance Elements which will be assigned expected results and weightings. The Compensation Committee of the Board of Directors shall approve each year the Performance Elements, and the expected results and weightings for each Performance Element.

          The four Performance Elements designated for fiscal 1997 and the assigned weightings are provided below, along with the method of calculating each Performance Element:
                                                   Weighting
          1.  Earnings per Share.  Net income         40%
              divided by the weighted average number
              of shares outstanding.

          2.  Operating Working Capital per Sales Dollar.
              The sum of accounts receivable           20
              and FIFO inventories as of year-end,
              less accounts payables, divided by
              annualized Q4 sales.





Page 2

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

          Attachment II summarizes for fiscal 1997 the expected results for each Performance Element and Bonus Opportunity Level (Threshold, Midpoint and
          100% of Potential), and summarizes the points awarded for achievement of the expected results.

     C.   Eligible Compensation

          Eligible Compensation reflects each participant's annual base salary paid during the fiscal year, or paid during the period of eligibility if employment as a Corporate employee started after the beginning of the fiscal year. See Attachment I for Eligible Compensation estimates, based on salary rates at the beginning of the fiscal year.

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

          2. If the actual Return on Equity is greater than or equal to 10%, actual results are measured for each Performance Element and points are awarded for performance which falls at or above the Threshold Bonus Opportunity Level. When actual results fall between the Threshold and



Page 3

              Midpoint or between the Midpoint and the 100% of Potential Objective, the points to be awarded are interpolated on a straight-line basis between the two nearest Bonus Opportunity Levels. Results in excess of the 100% of Potential Objectives are awarded points on a straight line basis based on the points awarded for performance between the Midpoint and the 100% of Potential Objective.

          3. Points for each Performance Element are summed and the total is divided by 100 to yield a Bonus Factor. The Bonus Factor is applied to each participants' 100% of Potential Bonus Percent to reflect the Initial Bonus Percent Earned.

          4.  The Initial Bonus Award reflects the Initial
              Bonus Percent Earned multiplied by each
              participant's Eligible Compensation.

          Attachment III provides illustrative calculations of Initial Bonus Awards for each participant based on fiscal 1997 budgeted results. The exhibit shows the level to which each calculation will be rounded.

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

V.   Discretionary Bonus Awards and Determination of Bonus
     Pool

     The Board of Directors may approve Discretionary Bonuses as special awards to outstanding performers. A
     Discretionary Bonus Pool equal to 25% of the total 100% of Potential Bonus Opportunity amount for all


Page 4
     participants included in the Corporate Bonus Program will be accrued each year. Amounts not awarded from the Discretionary Bonus Pool may be carried over to subsequent fiscal years.

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

VIII.     General Provisions

     A. The Corporate Bonus Program is implemented solely at the discretion of the Company, subject to approval by the Board of Directors who reserve the right to amend, modify, suspend, or terminate the Corporate Bonus Program.

     B. Bonus Awards and Discretionary Bonuses are totally separate from all other Company benefits with the exception of the SERP and Long Term Disability programs. They will not be used as a basis for determining levels of any other benefit such as vacation pay, life insurance coverage, future bonus pay, etc.

     C. Establishment of the Corporate Bonus Program shall not be construed as conferring any legal rights upon any employee or any person for continuation of employment, nor shall it interfere with the rights of the Company to discharge any employee without regard to the effect such discharge might have upon the employee's eligibility or receipt of benefits through the Corporate Bonus Program.






Page 5



            27   Financial Data Schedule


Item 6.(b)  Reports on Form 8-K

            On July 1, 1996 the Company filed a current report on Form 8K reporting under Item 5 thereof announcing that it had entered into an agreement to acquire 100% of the outstanding stock of the NEWFLO Corporation.

            On August 5, 1996 the Company filed a current report on Form 8K reporting under Item 2 thereof the acquisition of AE Turbine Components
            Limited.

            On August 13, 1996 the Company filed Form 8K/A amending Items 7(a) and 7(b) of its previously filed Current Report on Form 8K to include the financial statements of The Olofsson Corporation at and for the year ended December 31, 1995, interim financial statements of The Olofsson Corporation at March 31, 1996 and March 31, 1995 and for the three months then ended, proforma financial information at March 31, 1996 and for the year then ended reflecting the acquisition of The Olofsson Corporation, and certain exhibits.

Forward Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to the rate of recovery in the aerospace cycle; the relative success of the Company's entry




into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and costs of metals; relations with the Company's employees; and the Company's ability to manage its operating costs and integrate acquired businesses in an effective manner. Any forward-looking statements should be considered in light of these factors.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  August 14, 1996        /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)





