Form 10-Q
period 1996-09-29
PRECISION CASTPARTS CORP
filed 1996-10-25
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
          For the Quarter Ended September 29, 1996
                 Commission File No. 1-10348

           _______________________________________

                  Precision Castparts Corp.


                    An Oregon Corporation
         IRS Employer Identification No. 93-0460598
                  4650 S.W. Macadam Avenue
                         Suite #440
                 Portland, Oregon 97201-4254
                 Telephone:  (503) 417-4800

           _______________________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of October 22, 1996:  20,603,569


                                          Page 1 of 12 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.











PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income (1)
(In thousands, except per share data)
(Unaudited)

                                         Three Months Ended
                            ____________________________________

                            September 29, 1996    October 1, 1995
                            ____________________________________
Net Sales                             $244,900         $134,000
Cost of Goods Sold                     193,200          106,700
Selling and Administrative Expenses     23,400           11,300
Interest Expense, Net                    5,500               --
                                      ________
________

Income Before Provision for Income Taxes22,800           16,000
Provision for Income Taxes               9,500            6,500
                                      ________
________

Net Income                            $ 13,300         $  9,500
                                      ========
========

Net Income Per Common Share (3)       $   0.64         $   0.47
                                      ========
========

                                          Six Months Ended
                            ____________________________________

                            September 29, 1996    October 1, 1995
                            ____________________________________
Net Sales                             $410,900         $271,200
Cost of Goods Sold                     327,300          216,300
Selling and Administrative Expenses     36,000           22,800
Interest Expense, Net                    5,800              200
                                      ________
________

Income Before Provision for Income Taxes41,800           31,900
Provision for Income Taxes              17,200           13,000
                                      ________
________

Net Income                            $ 24,600         $ 18,900
                                      ========
========

Net Income Per Common Share (3)       $   1.19         $   0.93
                                      ========
========


Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets (1)
(In thousands)
(Unaudited at September 29, 1996)

                            ____________________________________

                               September 29, 1996  March 31, 1996
                            ____________________________________
ASSETS
Current Assets:
  Cash and cash equivalents (2)     $   12,000         $ 26,200
  Receivables                          162,100           82,000
  Inventories                          215,900          105,200
  Prepaid expenses                       4,700            2,100
  Current deferred tax asset            21,500            8,600
                                    ___________        ________
    Total current assets               416,200          224,100
                                    ___________        ________

Property, Plant and Equipment, at cost                 381,500
305,000
  Less -- Accumulated depreciation    (161,800)        (161,200)
                                    ___________        ________

    Net property, plant and equipment  219,700          143,800

Goodwill and Other Assets
  net of amortization                  374,800           82,600
                                    ___________        ________

                                    $1,010,700         $450,500
                                    ===========        ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                       $ 14,300         $    400
  Current portion of long-term debt     12,500            4,700
  Accounts payable                      64,500           38,200
  Accrued liabilities                   95,200           50,800
  Income taxes payable                  18,400            4,200
                                    ___________        ________
    Total current liabilities          204,900           98,300
                                    ___________        ________


Long-Term Debt, net
    of current portion (2)             413,500            8,800
Deferred Tax Liability                   8,600           19,700
Accrued Retirement Benefits Obligation                 21,600
11,900
Other Long-Term Liabilities             33,900            8,700
                                    ___________        ________
  Total liabilities                    682,500          147,400


Shareholders' Investment:
  Common stock                          20,600           20,500
  Paid-in capital                       15,600           13,900
  Retained earnings                    290,400          266,900
  Cumulative translation adjustment      1,600            1,800
                                    ___________        ________

      Total shareholders' investment   328,200          303,100
                                    ___________        ________
                                    $1,010,700         $450,500
                                    ===========        ========


Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows (1)
(In thousands)

                                        Six Months Ended
                            ____________________________________

                            September 29, 1996    October 1, 1995
                            ____________________________________

Cash Flows from Operating Activities:
  Net income                          $ 24,600         $ 18,900
  Non-cash items included in income:
    Depreciation and amortization       14,900           10,900
    Deferred taxes                     (5,600)            (200)
  Changes in operating working capital:
    Receivables                       (22,000)            (200)
    Inventories                       (12,700)          (5,400)
    Prepaids                           (1,300)              600
    Other assets                       (1,200)               --
    Payables, accruals & current taxes                 4,400
(4,400)
    Other liabilities                    2,800              200
                                       _______          _______
      Net cash provided by
      operating activities               3,900           20,400
                                       _______          _______
Cash Flows from Investing Activities:
  Current year acquisitions           (316,400)              --
  Additions to property, plant
    and equipment                     (16,800)          (7,200)
  Other investing activities, net          300              200
                                       _______          _______
Net cash (used by) investing
  activities                          (332,900)         (7,000)
                                       _______          _______

Cash Flows from Financing Activities:
  Payment of notes payable                  --          (7,300)
  Payment of long-term debt            (6,900)          (4,300)
  Proceeds of notes payable             13,800              800
  Proceeds of long-term debt           308,300               --
  Sale of common stock                   1,800            4,800
  Cash dividends paid                  (1,200)          (2,400)
  Other financing activities, net      (1,000)              100
                                       _______          _______
      Net cash provided by(used by)
      financing activities             314,800          (8,300)
                                       _______          _______

Net Increase in Cash and
  Cash Equivalents                    (14,200)            5,100
Cash and Cash Equivalents at
  Beginning of Period                   26,200            3,900
                                       _______          _______

Cash and Cash Equivalents at
  End of Period                       $ 12,000         $  9,000
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

(2) PCC Flow Technologies, acquired in July, 1996, has outstanding, $100 million principal amount of NEWFLO
     Subordinated Notes due 2002. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 1997, at redemption prices declining from 105.25 percent of the stated principal amount. The indenture governing the Notes limits, among other things, the ability of PCC Flow
     Technologies and certain of its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or other distributions, including dividends and distributions to PCC, and make certain investments and
     (iii) pledge their assets.

(3) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 20,600,000 shares outstanding for the six months ended September 29, 1996, and 20,300,000 shares outstanding for the six months ended October 1,1995.
     Fully diluted amounts are not presented because they are not materially different than amounts shown.

(4) On May 31, 1996, PCC acquired 100 percent of the stock of The Olofsson Corporation ("Olofsson"), for a purchase price of $52.2 million. The Company accounted for this acquisition using the purchase method. Accordingly, goodwill of $30.6 million was recorded for the difference between the acquisition cost and the fair value of the assets acquired and liabilities assumed.







     On July 1, 1996, PCC Composites acquired the stock of
     Balo Precision Parts, Inc. ("Balo"), for $3.0 million.
     Purchase accounting yielded goodwill of approximately
     $3.2 million.

     On July 19, 1996, Airfoils acquired the assets of AE
     Turbine Components, Limited ("AETC"), located in
     Yeadon, England, from T&N plc for $63.4 million.
     Purchase accounting yielded goodwill of approximately
     $24.6 million.

     On July 31, 1996, the Company acquired all of the stock of NEWFLO Corporation ("NEWFLO", now operating as "PCC Flow Technologies"), for $300.0 million, including assumed debt. Purchase accounting yielded goodwill of approximately $229.1 million.

     On July 31, 1996, the Specialty Products Division purchased the stock of California based Astro Punch Corporation ("Astro Punch"), for $6.1 million including assumed debt. Purchase accounting yielded goodwill of approximately $4.9 million.

     The following represents the pro forma results of operations for the Company and the acquisitions as though the acquisitions had occurred at the beginning of the periods shown. However, the pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                Three                Six
                                Months              Months
                                Ended               Ended
                        _______________________________________
                        September 29, 1996   September 29, 1996
                        _______________________________________
Revenues                    $  268,000            $523,900
                            ==========            ========

Net Income                  $   13,000            $ 25,800
                            ==========            ========

Earnings per share          $     0.63            $   1.25
                            ==========            ========




Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the second quarter of fiscal 1997 were $244.9 million, up from $134.0 million in the second quarter of last year. Net income for the quarter of $13.3 million, or $0.64 per share, increased from net income of $9.5 million, or $0.47 per share, in the same quarter a year ago.

In the fourth quarter last year, PCC acquired 100 percent of the stock of the Carmet Company, in the first quarter of this year, PCC acquired Olofsson and in the current quarter, the Company acquired Balo, AETC, PCC Flow Technologies and Astro Punch.


Results of Operations - Comparison Between Three Months
Ended September 29, 1996 and October 1, 1995

Sales increased $110.9 million (83 percent) compared with the second quarter a year ago. Approximately 80 percent of the improvement in sales resulted from the acquisitions.
The majority of the remaining increase came from higher sales in the aerospace industry reflecting an overall improvement in the industry as well as growth in non-aerospace sales.

Cost of goods sold for the second quarter of fiscal 1997 was 79 percent, a slight improvement from the 80 percent reported in the second quarter last year. Reflected in the fiscal 1997 results are higher margins contributed by the acquisitions made in the year, partially offset by higher costs in the traditional operations due to costs associated with IGT development programs and training costs from the addition of new employees to support increased demand for the Company's aerospace products.

Selling and administrative expenses increased $12.1 million from the $11.3 million a year ago to $23.4 million in the second quarter of fiscal 1997. The higher level of selling and administrative expenses reflects the effect of fiscal 1997 acquisitions which operate with higher selling costs due to their related advertising, trade show and sales commission costs and reflects increased expenses relating to the Company's successful efforts against union organizing activities in its Oregon operations.

In the second quarter of fiscal 1997, there was $5.5 million of interest expense as compared with no net interest expense for the same period in fiscal 1996. The increase reflects lower cash balances and higher debt this year as compared to the second quarter of last year as a result of borrowings to fund the acquisitions.

The effective tax rate for the second quarter of fiscal 1997 was 41.8 percent. This compares to last year's effective tax rate of 41.0 percent and reflects higher amounts of non-deductible goodwill amortization in the current year.

Results of Operations - Comparison Between Six Months Ended
September 29, 1996, and October 1, 1995.

Sales of $410.9 million for the first six months of fiscal
1997, increased $139.7 million, or 52 percent, compared to the first six months a year ago. The increase was due to improved sales in nearly all business areas and the impact from the acquisitions made in the last year. Excluding the effects of acquisitions in fiscal 1995 and 1996, sales increased $44.2 million, or 19 percent. The most significant sales increase was to aerospace customers, reflecting the upswing in that industry's cycle.

Cost of goods sold as a percent of sales for the first half of fiscal 1997 was 80 percent, unchanged from the first half of last year. Reflected in the fiscal 1997 results are higher margins contributed by the acquisitions made in the year, offset by higher costs in the traditional operations due to costs associated with IGT development programs and training costs from the addition of new employees to support increased demand for the Company's aerospace products.

Selling and administrative expenses were $36.0 million for the first six months, or 8.8 percent of sales, compared to $22.8 million, or 8.4 percent of sales, a year ago. The higher level of selling and administrative expenses reflects the effect of fiscal year 1997 acquisitions which operate with higher selling costs due to their related advertising, trade show and sales commission costs and reflects increased expenses relating to the Company's successful efforts against union organizing activities in its Oregon operations.

Net interest expense in the first half of fiscal 1997, was $5.8 million, as compared with $0.2 million in the first half a year ago. The increase reflects the lower cash balances and higher debt this year compared with a year ago, due to the acquisitions.

The effective tax rate in the first six months of fiscal
1997 was 41.1 percent approximating last year's effective tax rate of 40.8 percent.

Changes in Financial Condition and Liquidity





Total assets of $1,010.7 million at September 29, 1996, represented a $560.2 million increase from the $450.5 million balance at March 31, 1996. The acquisitions since the beginning of fiscal 1997 accounted for nearly all of the increase. Total capitalization at September 29, 1996, was $768.5 million, consisting of $440.3 million of debt and $328.2 million of equity. The debt-to-equity ratio was 0.57 compared with 0.04 at the end of the prior fiscal year.

Cash from earnings for the six months ended September 29, 1996, of $33.9 million, plus cash of $1.8 million from the sale of Common Stock through stock option exercises was less than cash requirements which consisted of $316.4 million for the acquisitions of Olofsson, Balo, AETC, PCC Flow Technologies and Astro Punch, $30.0 million of increased working capital, $16.8 million of capital expenditures and $1.2 million of cash dividends. The cash flow shortfall was funded from $315.2 million of net borrowings and $14.2 million of available cash. At September 29, 1996, cash and cash equivalents were $12.0 million.

PCC believes that future capital requirements for property, plant and equipment and dividend payments can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings and the net proceeds from a proposed stock offering pursuant to a Registration Statement filed with the Securities and Exchange Commission on September 27, 1996.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Prior to its acquisition by the Company, PCC Flow Technologies, Inc. (then known as NEWFLO Corporation) and its Canadian subsidiary General Valve, Ltd. were named as defendants in Marrello Valve Ltd. v. General Valve, Brian Warren, NEWFLO Corporation, et. al. (Ontario Court of Justice, Ontario Canada 96-CU-10728CM, filed July 9, 1996). The suit alleges that General Valve breached the exclusivity terms of a distributor agreement with Marrello Valve Ltd. and terminated the distributor agreement without proper notice, and that NEWFLO Corporation, Brian Warren (an employee of General Valve) and the other defendants induced General Valve to commit a breach. The complaint seeks damages from General Valve, NEWFLO Corporation and Brian Warren relating to breach of contract in an aggregate amount



of $4 million and punitive damages in an aggregate amount of $50 million. The Company has filed a Statement of Defense denying the allegations. The Company believes that the claims asserted by Marrello Valve Ltd. can be successfully defended and that the matter will not have a material adverse effect on the Company or the results of its operations.



Item 4. Submission of Matters to a Vote of Security Holders

                         none



Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits

           4.16  Letter Agreements, dated November 24,
                  1992, between the Company (NEWFLO) and
                  the Parties thereto with respect to
                  certain provisions in the 14% Notes which survive the issuance of the 13.25% Notes, previously filed as Exhibit 4.16, with NEWFLO's S-4, filed with the Commission on December 23, 1992, and herein incorporated by reference. (File Number
                  33-56256).

           (10)H Credit Agreement Dated as of July 31,
                  1996, among Precision Castparts Corp.;
                  Certain of its Subsidiaries; Bank of
                  America National Trust and Savings
                  Association, as Agent and Letter of
                  Credit Issuing Bank; and the Other
                  Financial Institutions Party Hereto
                  arranged by BA Securities, Inc.
                  Schedules that have been omitted will be furnished supplementally to the
                  Commission upon request.

            (27)      Financial Data Schedule










Item 6.(b)  Reports on Form 8-K

            On August 15, the Company filed a current report on Form 8K under Item 2 thereof for the acquisition of the NEWFLO Corporation.

            On September 26, 1996, the Company filed Form
            8K/A amending Items 7(a) and 7(b) of its previously filed Current Report on Form 8K to include the financial statements of the NEWFLO
            Corporation at and for the years ended December
            31, 1995, 1994 and 1993, at and for the three months ended March 31, 1996 and 1995, proforma financial information for the year ended March
            31, 1996 and at and for the three months ended
            June 30, 1996, reflecting the acquisition of NEWFLO Corporation, and certain exhibits.

            On September 26, 1996, the Company filed Form 8K/A amending Items 7(a) and 7(b) of its previously filed Current Report on Form 8K to include the financial statements of AE Turbine Components, Limited at and for the year ended June 30, 1996, proforma financial information for the year ended March 31, 1996 and at and for the three months ended June 30, 1996, reflecting the acquisition of AE Turbine Components, Limited, and certain exhibits.

            On October 14, 1996 the Company filed a current report on Form 8K reporting under Item 5 thereof announcing a new business address of the Corporate Offices.

Forward Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements because of a number of risks and uncertainties, including but not limited to the rate of recovery in the aerospace cycle; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and costs of metals; relations with the Company's employees; and the Company's ability to manage its operating costs and integrate acquired businesses in an effective manner. Any forward-looking statements should be considered in light of these factors.






SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant


DATE:  October 25, 1996       /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)





