Form 10-Q
period 1996-12-29
PRECISION CASTPARTS CORP
filed 1997-02-12
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Quarter Ended December 29, 1996
                 Commission File No. 1-10348

           _______________________________________

                  Precision Castparts Corp.
   (Exact name of registrant as specified in its charter)


         Oregon                1-10348        93-0460598
(State or other jurisdiction (Commission   (I.R.S. Employer
  of incorporation of         File No.)  Identification No.)
     organization)
4650 S.W. Macadam Avenue
       Suite #440
Portland, Oregon 97201-4254

               Registrant's telephone number,
      including area code:  Telephone:  (503) 417-4800


           _______________________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X     No   ______
                                   _________

Number of shares of Common Stock, no par value, outstanding
as of February 10, 1997:                       23,975,282

                                    Exhibit Index at Page 11
                                          Page 1 of 12 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

                                                      Page 2
PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
(In thousands, except share and per share data)
Consolidated Statements of Income

                                      Dec. 29,     Dec. 31,
Three Months Ended                        1996         1995
____________________________________________________________
Net Sales                             $274,600     $127,700
Cost of Goods Sold                     215,300      102,000
Selling and Administrative Expenses     26,800       10,900
Interest Expense (Income), net           6,400        (100)
____________________________________________________________
Income Before Provision for Income Taxes26,100       14,900
Provision for Income Taxes (1)          10,800        3,100
____________________________________________________________

Net Income                            $ 15,300     $ 11,800
============================================================
Net Income Per Common Share           $   0.70     $   0.58
============================================================

                                      Dec. 29,     Dec. 31,
Nine Months Ended                         1996         1995
____________________________________________________________
Net Sales                             $685,500     $398,900
Cost of Goods Sold                     542,600      318,300
Selling and Administrative Expenses     62,800       33,700
Interest Expense, net                   12,200          100
____________________________________________________________

Income Before Provision for Income Taxes67,900       46,800
Provision for Income Taxes (1)          28,000       16,100
____________________________________________________________

Net Income                            $ 39,900     $ 30,700
============================================================
Net Income Per Common Share           $   1.89     $   1.51
============================================================

See Notes to Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Balance Sheets

                                      Dec. 29,      Mar 31,
ASSETS                                    1996         1996
____________________________________________________________
Current Assets:
  Cash and cash equivalents           $ 12,800    $  26,200
  Receivables                          177,200       82,000
  Inventories                          222,300      105,200
  Prepaid expenses                       5,700        2,100
  Current deferred tax asset            21,800        8,600
____________________________________________________________

    Total current assets               439,800      224,100
____________________________________________________________

Property, Plant and Equipment, at cost            395,700
305,000
Less - Accumulated depreciation       (164,100)   (161,200)
____________________________________________________________

  Net property, plant and equipment    231,600      143,800
____________________________________________________________

Goodwill, net of amortization          378,400       80,800
Other Assets, net                        3,100        1,800
____________________________________________________________

                                    $1,052,900     $450,500
============================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

____________________________________________________________
Current Liabilities:
  Notes payable                       $ 10,700     $    400
  Current portion of long-term debt     19,800        4,700
  Accounts payable                      69,600       38,200
  Accrued liabilities                   97,400       50,800
  Income taxes payable                  21,700        4,200
____________________________________________________________

    Total current liabilities          219,200       98,300
____________________________________________________________

Long-Term Debt, excluding
  current portion                      276,800        8,800
Deferred Tax Liability                   8,700       19,700
Accrued Retirement Benefits Obligation             25,000
11,900
Other Long-Term Liabilities             31,300        8,700
____________________________________________________________

    Total liabilities                  561,000      147,400
____________________________________________________________

Shareholders' Investment:
  Common stock                          23,900       20,500
  Paid-in capital                      159,300       13,900
  Retained earnings                    304,400      266,900
  Cumulative translation adjustment      4,300        1,800
____________________________________________________________

    Total shareholders' investment     491,900      303,100
____________________________________________________________

                                    $1,052,900     $450,500
============================================================

See Notes to Financial Statements on page 5.

                                                      Page 4
Precision Castparts Corp. and Subsidiaries
(In thousands)
Consolidated Statements of Cash Flows

                                      Dec. 29,     Dec. 31,
Nine Months Ended                         1996         1995
____________________________________________________________
Cash Flows from Operating Activities:
  Net income                            $39,900     $30,700
  Non-cash items included in income:
    Depreciation and amortization       25,200       17,000
    Deferred taxes                      (5,300)       (300)
  Changes in operating working capital,
   excluding effects of acquisitions:
    Receivables                         (36,200)        300
    Inventories                         (17,700)    (9,600)
    Prepaids                            (2,300)       1,300
    Other assets                        (2,900)          --
    Payables, accruals & current taxes  14,100      (13,000)
    Other liabilities                    3,400          600
____________________________________________________________
    Net cash provided by
      operating activities              18,200       27,000
____________________________________________________________

Cash Flows from Investing Activities:
  Business Acquisitions, net of cash acquired
                                     (322,700)           --
  Acquisition of property,
    plant and equipment                 (35,000)    (11,400)
  Other investing activities, net        (500)          800
____________________________________________________________
    Net cash used by investing
      activities                     (358,200)     (10,600)
____________________________________________________________
Cash Flows from Financing Activities:
  Proceeds of long-term debt           308,300           --
  Payment of long-term debt          (138,100)      (4,900)
  Proceeds of notes payable             10,200        1,400
  Payments of notes payable                 --      (7,300)
  Sale of common stock                 148,800        6,700
  Cash dividends                       (2,500)      (3,600)
  Other financing activities, net        (100)           --
____________________________________________________________

    Net cash provided (used) by
      financing activities              326,600     (7,700)
____________________________________________________________

Net (Decrease) Increase in Cash
  and Cash Equivalents                  (13,400)      8,700
Cash and Cash Equivalents at
  Beginning of Period                   26,200        3,900
____________________________________________________________
Cash and Cash Equivalents at
  End of Period                         $12,800     $12,600
============================================================

See Notes to Financial Statements on page 5.

                                                      Page 5
Notes to the Interim Financial Statements

(1) The consolidated interim financial statements have been prepared by Precision Castparts Corp. ("PCC" or the "Company"), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflected all adjustments which are, in the opinion of management, necessary for fair representation.

(2) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 21,100,000 shares outstanding for the nine months ended December 29, 1996, and 20,300,000 shares outstanding for the nine months ended December 31, 1995. Fully diluted amounts are not presented because they are not materially different than amounts shown.

(3) On November 21, 1996, PCC sold 3.3 million shares of common stock in a secondary stock offering at a price of $46.50 per share. The net proceeds to the Company totaled $146.1 million

(4) On May 31, 1996, PCC acquired 100 percent of the stock of The Olofsson Corporation ("Olofsson"), for a purchase price of $52.2 million. The Company accounted for this acquisition using the purchase method.
     Accordingly, goodwill of $30.6 million was recorded for the difference between the acquisition cost and the fair value of the assets acquired and liabilities assumed.

     On July 1, 1996, PCC Composites acquired the stock of
     Balo Precision Parts, Inc. ("Balo"), for $3.0 million.
     Purchase accounting yielded goodwill of approximately
     $3.2 million.

     On July 19, 1996, PCC Airfoils acquired the assets of
     AE Turbine Components, Limited ("AETC"), located in
     Yeadon, England, from T&N plc for $63.4 million.
     Purchase accounting yielded goodwill of approximately
     24.6 million.

     On July 31, 1996, the Company acquired all of the stock of NEWFLO Corporation ("NEWFLO", now operating as "PCC
     Flow Technologies"), for $300.0 million, including assumed debt. Purchase accounting yielded goodwill of approximately $229.1 million.

     On July 31, 1996, PCC Specialty Products purchased the stock of California based Astro Punch Corporation
     ("Astro Punch"), for $6.1 million including assumed debt. Purchase accounting yielded goodwill of approximately $4.9 million.

     On December 23, 1996, PCC Flow Technologies purchased the stock of Crown Pump Corp. ("Crown Pump"), a Texas based company, for $6.2 million. Purchase accounting yielded goodwill of approximately $5.0 million.

     The following represents the pro forma results of operations for the Company and the acquisitions for the nine months ended December 29, 1996, as though the acquisitions had occurred at the beginning of the fiscal year. Results for the three months ended
     December 29, 1996 include the full quarter's results from the acquisitions. The pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the fiscal year, nor is it necessarily indicative of future results.


                                 Nine
                                Months
                                Ended
                        ___________________
                         December 29, 1996
                        _____________________
Revenues                    $  798,500
                            ===========

Net Income                  $   41,100
                            ==========

Earnings per share          $     1.95
                            ==========


(5) PCC Flow Technologies, acquired in July, 1996, has outstanding, $100 million principal amount of NEWFLO
     Subordinated Notes due 2002. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 1997, at redemption prices declining from 105.25 percent of the stated principal amount. The indenture governing the Notes limits, among other things, the ability of PCC Flow
     Technologies and certain of its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or other distributions, including dividends and distributions to PCC, and make certain investments and
     (iii) pledge their assets.

(6) During the third quarter of fiscal 1996, the Company recorded a tax benefit of $2.2 million from the settlement of a state tax issue, and a $0.4 million benefit from a research and development tax credit.
     These tax benefits equaled $0.13 per share.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Sales for the third quarter were $274.6 million, up 115% from $127.7 million in the same quarter last year. Net income was $15.3 million, or $0.70 per share, for the quarter, compared with net income of $11.8 million , or $0.58 per share in the same quarter last year.

In the fourth quarter of last year, PCC acquired 100 percent of the stock of the Carmet Company, in the first quarter of this year, PCC acquired Olofsson, in the second quarter, the Company acquired Balo, AETC, PCC Flow Technologies and Astro Punch and in the third quarter the Company acquired Crown Pump.

Results of Operations
Comparison between Three Months Ended December 29, 1996 and
December 31, 1995

Sales increased $146.9 million compared with the third quarter a year ago. The majority of the increase since last year resulted from the acquisitions. Without these acquisitions, sales would have been approximately 40 percent higher than a year ago, reflecting overall improvement in the aerospace industry as well as growth in non-aerospace sales.


Cost of goods sold, as a percent of sales, for the third quarter of fiscal 1997 was 78 percent, an improvement from the 80 percent reported in the third quarter last year.
Reflected in the fiscal 1997 results are higher margins contributed by the acquisitions made in the year, partially offset by higher costs in the traditional operations due to costs associated with IGT development programs and training costs from the addition of new employees to support increased demand for the Company's aerospace products.

Selling and administrative expenses increased $15.9 million from the $10.9 million a year ago to $26.8 million in the third quarter of fiscal 1997. The higher level of selling and administrative expenses reflects the effect of fiscal
1997 acquisitions which operate with higher selling costs due to their related advertising, trade show and sales commission costs.

In the third quarter of fiscal 1997, net interest expense was $6.4 million as compared with $0.1 million of net interest income for the same period in fiscal 1996. The higher expenses reflect lower cash balances and higher debt this year as compared to the third quarter of last year as a result of borrowings to fund the acquisitions.

The effective tax rate for the third quarter of fiscal 1997 was 41.4 percent. This compares to last year's effective tax rate of 20.8 percent which reflected a tax benefit of $2.2 million from the settlement of a state tax issue and a $0.4 million benefit from a research and development tax credit. The current fiscal year rate also reflects higher amounts of non-deductible goodwill amortization.

Results of Operations - Comparison Between Nine Months Ended
December 29, 1996, and December 31, 1995.

Sales of $685.5 million for the first nine months of fiscal
1997, increased $286.6 million, or 72 percent, compared to the first nine months a year ago. The increase was due to improved sales in nearly all business areas and the impact from the acquisitions made in the last year. Excluding the effects of acquisitions in fiscal 1997, sales increased approximately 25 percent. The most significant sales increase was to aerospace customers, reflecting the upswing in that industry's cycle.

Cost of goods sold as a percent of sales for the first nine months of fiscal 1997 was 79 percent, one percentage point
lower than the first nine months of last year. Reflected in the fiscal 1997 results are higher margins contributed by the acquisitions made in the year, offset by higher costs in the traditional operations due to costs associated with IGT development programs and training costs from the addition of new employees to support increased demand for the Company's aerospace products.

Selling and administrative expenses were $62.8 million for the first nine months, or 9.2 percent of sales, compared to $33.7 million, or 8.5 percent of sales, a year ago. The higher level of selling and administrative expenses reflects the effect of fiscal year 1997 acquisitions which operate with higher selling costs due to their related advertising, trade show and sales commission costs and reflects increased expenses relating to the Company's successful efforts against union organizing activities in its Oregon operations.

Net interest expense in the nine months of fiscal 1997, was $12.2 million, as compared with $0.1 million in the first nine months a year ago. The increase reflects the lower cash balances and higher debt this year compared with a year ago, due to the acquisitions.

The effective tax rate in the first nine months of fiscal 1997 was 41.2 percent as compared to last year's effective tax rate of 34.4 percent. The increase is due to non-recurring tax benefits totaling $2.6 million in the first nine months of the last fiscal year coupled with higher non-deductible goodwill related to fiscal 1997 acquisitions.

Changes in Financial Condition and Liquidity


Total assets of $1,052.9 million at December 29, 1996 represented a $602.4 million increase from the $450.5 million balance at March 31, 1996. The acquisitions since the beginning of fiscal 1997 accounted for the majority of the increase. Total capitalization at December 29, 1996, was $799.2 million, consisting of $307.3 million of debt and $491.9 million of equity. The debt-to-capitalization ratio was 0.38 compared with 0.04 at the end of the prior fiscal year.

Cash from earnings for the nine months ended December 29, 1996, of $59.8 million, plus cash of $148.8 million from the sale of Common Stock through the secondary stock offering

and stock option exercises was less than cash requirements which consisted of $322.7 million for acquisitions, $41.6 million of increased working capital, $35.0 million of capital expenditures and $2.5 million of cash dividends.
The cash flow shortfall was funded from $180.4 million of net borrowings and $13.4 million of available cash. At
December 29, 1996, cash and cash equivalents were $12.8 million.

PCC believes that future capital requirements for property, plant and equipment and dividend payments can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash and additional borrowings.



PART 2.  OTHER INFORMATION

Item 1.   Legal Proceedings

               None.

Item 4.   Submission of Matters to a Vote of Security
Holders

               None.

Item 6.   Exhibits and Reports on Form 8-K

               None.





Forward Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially because of a number of risks and uncertainties, including but not limited to the rate of recovery in the aerospace cycle; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and costs of metals; relations with the Company's employees; and the Company's ability to manage its operating costs and integrate acquired businesses in an effective manner. Any forward-looking statements should be considered in light of these factors.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant


DATE:  February 12, 1997      /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)








