Form 10-K405
period 1997-03-30
PRECISION CASTPARTS CORP
filed 1997-06-27
CIK 79958

=================================================================
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                     __________________

                          FORM 10-K

/X/       Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

          For the Fiscal Year Ended March 30, 1997
                             or

/ /    Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

        For the Transition Period From _____ to _____

                 Commission File No. 1-10348
                     __________________

                  PRECISION CASTPARTS CORP.
   (Exact name of registrant as specified in its charter)



            OREGON                       93-0460598
 (State or other jurisdiction (I.R.S. Employer Identification
     of incorporation or                    No.)
        organization)
4650 S.W. Macadam Ave., Suite 440
     Portland, OR  97201                 97201-4254
 ___________________________    ___________________________
    (Address of principal                (Zip Code)
      executive offices)


               Registrant's telephone number,
             including area code: (503) 417-4800

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS           ON WHICH REGISTERED

        Common Stock,            New York Stock Exchange
      without par value

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            None
                     __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by non affiliates of the registrant as of June 12, 1997 was $1,476,332,454.

As of the close of business on June 12, 1997 Registrant had 24,103,387 shares of Common Stock, without par value, outstanding.

             Documents Incorporated by Reference

Exhibit 13, the "Financial Section of the 1997 Annual Report to
Shareholders of Precision Castparts Corp." for the year ended
March 30, 1997 is incorporated by reference in Parts II and IV and appended hereto.

Portions of the Registrant's Proxy Statement dated June 25, 1997 in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.
=================================================================




















                          FORM 10-K
                        ANNUAL REPORT
                      TABLE OF CONTENTS
PART I                                                     PAGE
   Item 1.  BUSINESS                                          1
               Products and Markets                           1
               Sales and Distribution                        12
               Backlog                                       13
               Competition                                   14
               Research and Development                      15
               Employees                                     15
               Patents and Trade Secrets                     15
               Materials and Supplies                        16
               Government Regulations                        16
               International Operations                      17
               Environmental Compliance                      17
               Forward Looking Statements                    18
   Item 2.  PROPERTIES                                       19
   Item 3.  LEGAL PROCEEDINGS                                20
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                       20
               Executive Officers of the Registrant          21

PART II
   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                   22
   Item 6.  SELECTED FINANCIAL DATA                          22
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS           23
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      23

PART III
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT                                    23
  Item 11.  EXECUTIVE COMPENSATION                           24
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                         24
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   24

PART IV
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                   24
               Financial Statement Schedule                  25
               Signatures                                    28
               Report of Independent Accountants             31







                           PART I
ITEM 1. BUSINESS

Precision Castparts Corp. is a worldwide manufacturer of complex metal components and products. The Company is the market leader in manufacturing large, complex structural investment castings and is the leading manufacturer of airfoil castings used in jet aircraft engines. In addition, the Company has expanded into the industrial gas turbine, fluid management, industrial metalworking tools and machines, powdered metal and other metal products markets.

PRODUCTS AND MARKETS

The Company's manufacturing of complex metal components and products includes operations in four principal business areas: precision investment castings, fluid management products, industrial metalworking tools and machines, and powdered metal and other metal products.

Precision Investment Castings

The Company is the market leader in manufacturing large, complex structural investment castings and is the leading manufacturer of airfoil castings used in jet aircraft engines. The Company manufactures investment castings for every major jet aircraft engine program in production or under development by its key customers. The Company is leveraging its experience and expertise in large, complex structural and airfoil investment castings to manufacture castings for Industrial Gas Turbine ("IGT") engines used for power generation. In addition, PCC makes investment castings for use in the automotive, medical prostheses, satellite launch vehicle and general industrial markets.

Because of the complexity of the manufacturing process and the application of proprietary technologies, PCC believes it currently is the only manufacturer that can consistently produce the largest complex structural investment castings in quantities sufficient to meet its customers' quality and delivery requirements. The Company's emphasis on low cost, high quality products and timeliness of delivery has enabled it to become the leading supplier of structural and airfoil castings for jet aircraft engines and to increase its market share of IGT airfoil castings. Investment castings accounted for approximately 66 percent of the Company's net sales in fiscal 1997, and a majority of these products were sold to the aerospace market.



                           Page 1

The Company's investment casting technology involves a technical, multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process involves the creation of a wax pattern of the part to be cast along with pathways through which molten metal flows into the ceramic mold; formation of a ceramic shell around the wax pattern followed by removal of the wax from the ceramic shell by melting and draining the wax; pouring of molten metal into the ceramic shell; shell removal; and final processing and inspection.

Trends in the commercial aerospace market are a critical determinant of demand for the Company's precision investment casting products. Beginning in 1995, demand for investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. The Company believes the principal causes of the recent increase in new aircraft orders include increased demand for air travel in Asia, the recent profitability of U.S. commercial airlines, which is being driven by increased load factors, and government Stage III noise regulations that require airlines to modernize their fleets. Airlines are responding to these regulations by retrofitting existing aircraft or purchasing new jets.

Large jet aircraft engines are manufactured by a small number of suppliers, including GE, Pratt & Whitney, Rolls-Royce ("R-R"), CFM International ("CFMI"), a joint venture of GE and Snecma of France. As a result, the Company believes a high level of customer service and strong long-term customer relationships will continue to be important to achieving its goals. The Company has been supplying castings for jet engines to GE for more than 25 years, and has been supplying Pratt & Whitney with castings for more than 20 years for its military jet engines and more than 15 years for its commercial jet engines. In addition, the Company has supplied small structural investment castings to R-R for more than 10 years, and has more recently begun supplying R-R with large, structural castings for use in its new Trent series of aircraft jet engines. CFMI has used the Company's castings in its CFM56 jet engines for more than 20 years. As the Company has been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of the Company's structural castings.




                           Page 2

The following table identifies major jet aircraft engines currently in production that incorporate investment castings produced by the Company. In addition to the items shown below, PCC manufactures investment castings for the V2500 engine program produced by International Aero Engines ("IAE"), a joint venture of Pratt & Whitney, R-R, Motoren-und Turbinen-Union ("MTU") and Japanese Aero Engine Corporation, for use on Airbus Industrie's A319/A320/A321 aircraft and McDonnell Douglas' MD-90 aircraft.

                             GE           CFMI          Pratt & Whitney     R-R
________________________________________________________________________________
_______
Boeing
  737-300/400/500                        CFM56-3
  737-600/700/800                        CFM56-7
  747-400                CF6-80C2                      PW4000
RB211-524
  757                                                  PW2037
RB211-535
  767-300/300ER          CF6-80C2                      PW4000
RB211-524
  777                    GE90                          PW4084, 4090, 4098
Trent 800
________________________________________________________________________________
_______
Airbus Industrie
  A300-600               CF6-80C2                      PW4000
  A310-300               CF6-80C2                      PW4000
  A319/A320/A321                         CFM56-5A/B
  A330                   CF6-80E1                      PW4000
Trent 700
  A340                                   CFM56-5C
________________________________________________________________________________
_______
McDonnell Douglas
  MD-80 Series                                         JT8D
  MD-11                  CF6-80C2                      PW4000
  C-17                                                 F117
  F-15                                                 F100
________________________________________________________________________________
_______
Lockheed Martin
  F-16                   F110                          F100
  F-22                                                 F119
________________________________________________________________________________
_______
Northrop Grumman
  F/A-18 A/B             F404
  F/A-18 E/F             F414
  B-2                    F118
________________________________________________________________________________
_______

                           Page 3

Aerospace Structural Castings

The Company's large, complex structural castings include the largest diameter steel, nickel-based superalloys and titanium investment castings in the world, as well as a variety of smaller structural castings. These castings are stationary components that form portions of the fan, compressor, combustion and turbine sections of the jet aircraft engine, where strength and structural integrity are critical. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.

The Company believes that trends in the manufacturing of aircraft jet engines will continue to increase PCC's revenues per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand these extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited to investment casting. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of the considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. The Company, however, has developed the necessary technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many of these new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of the Company's products than did prior engine designs.
The Company manufactures structural investment castings for all three jet aircraft engines used on the newer Boeing 777 aircraft and is the sole supplier of structural investment castings for the new GE90 jet engine. PCC also manufactures, for the new R-R Trent series of engines, the intermediate case and the tail bearing housing. These are the largest structural investment castings in the world for aircraft jet engines.

Aerospace Airfoil Castings

The Company manufactures precision cast airfoils, which include the stationary vanes and rotating blades used in the turbine section of aircraft jet engines. This engine section is considered the "hot" section, where temperatures


                           Page 4
may exceed 2,400 degrees Fahrenheit. These conditions require use of superalloys and special casting techniques to manufacture airfoil castings with internal cooling passageways that provide both high performance and longer engine life.

The Company uses various casting technologies to produce its turbine airfoils. Conventional casting processes are employed to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting.
A more advanced process enables the Company to produce directionally solidified ("DS") airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables the Company to produce single crystal ("SX") airfoil castings, which consist of one large superalloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life.

As engine sizes grow to generate greater thrust for larger aircraft, and the turbine sections of these engines must work harder and burn hotter, the major aircraft engine manufacturers have increasingly been designing their engines with DS and SX blades. The DS and SX cast airfoils, with their complex cooling passages, have been instrumental in enabling these engines to operate at gas temperatures frequently in excess of 2,400 degrees Fahrenheit. SX cast airfoils are used both in new and redesigned engines, particularly in jet engines used in military applications where performance requirements are highest and blade life is shorter than in commercial engines.

The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft, the frequency of engine repairs and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine's airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, the Company's sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are the Company's sales of structural



                           Page 5
investment castings. The replacement market for aerospace airfoil castings principally depends on the engine's time in service and the expected life of the airfoil casting. Based upon estimates provided by its major customers, the Company believes that approximately 50 percent of its sales of airfoil castings are used as replacement parts.

Industrial Gas Turbines

In fiscal 1994, the Company began to focus on the manufacture of airfoil castings for industrial gas turbine
("IGT") engines. The Company targeted this market because it believes (i) the performance and reliability standards
PCC has developed in the manufacture of aerospace airfoil castings are applicable to the manufacture of IGT airfoils,
(ii) the worldwide market is large, approximately $500 million, and (iii) the market is principally serviced by a single supplier. The Company's IGT products consist of airfoil castings used in large, land-based gas turbines designed for electrical power generation. In addition, the Company manufactures structural and airfoil castings for aircraft-derivative gas turbine engines which are used for power generation as well as other land and marine-based applications. Sales of aircraft-derivative gas turbine products are reported in the general industrial and energy market area and are not combined with IGT product sales.
See Sales and Distribution section of this report.

IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating component-level advances which are included not only in new engines but also in the refurbishing and upgrading of existing turbines. PCC has leveraged its DS and SAX airfoil casting knowledge from the aerospace market into the IT market to produce IT airfoil blades and vanes that are better able to withstand the extreme heat and stresses of the new higher-temperature gas turbines. IT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by the Company for the aerospace market. Because of their size, IT airfoils are more difficult to cast than smaller aerospace airfoils with the same properties.

Since industrial gas turbines are primarily used in electrical power generation, airfoil casting sales for new industrial gas turbine engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and usage rate of the installed


                           Page 6
base. Gas turbine power generation has several advantages over other power-generation methods, such as coal and nuclear-powered facilities, including lower average capital cost, shorter installation and regulatory approval time, ease of adding a new industrial gas turbine engine to an existing power plant to increase output and the clean-burning characteristics of natural gas. The Company believes these advantages have led to increased demand for gas turbine engines.

Other Investment Casting Products.

The Company's strategy for profitable growth also includes the pursuit of new opportunities for the Company's existing investment casting technology. The Company has been expanding the application of its investment casting technology in the automotive, medical prostheses, satellite and general industrial markets by manufacturing such products as turbocharger wheels, artificial hips and knees, parts for satellite launch vehicles and impellers for pumps and compressors. Some components of the Company's fluid management products are manufactured using investment casting as well as other casting technologies.


Fluid Management Products

The Company designs, manufactures, markets and services a broad range of high quality, precision industrial fluid management products, including fluid handling industrial valves, industrial pumps and fluid measuring instruments. The Company's finished fluid management products are manufactured primarily from castings, forging and fabricated steel parts. These products are sold worldwide under well-established brand names, including "General Valve," "NERCO," "TECHNO," "Barber" and "OIL" valves, "Johnson," "PACO" and "Crown" pumps, and "Water Specialties" and "Penberthy" measuring instruments, to a wide range of end-user markets.

The Company entered the fluid management market with the acquisition of PCC Flow Technologies, Inc. ("PCC Flow
Technologies") in July 1996. The manufacturing process for fluid management products requires knowledge of multiple metal-forming and processing technologies, including casting, machining, welding, heat treating, assembly and processing of metal components. Testing procedures, material management and tractability, and quality control are also important aspects of the Company's operations.


                           Page 7

Fluid management products accounted for approximately 17 percent of the Company's net sales in fiscal 1997 and were sold primarily to the general industrial and energy markets.

The Company uses its substantial knowledge of fluid management technologies, complex metal component manufacturing and its end-user markets to develop engineered valves, pumps and instruments that the Company believes provide customer benefits superior to those of other manufacturers. Many of the products offered by the Company are customized to end-user requirements or designed for specialized applications. The Company's maintenance, repair and service centers, extensive distribution network and inventory of products enable it to provide responsive service and timely deliveries to customers, thereby enhancing the marketability of the Company's products. The Company believes its brand names, quality products and responsive service network also lead to repeat orders, stable demand and customer loyalty.


Valves

The Company manufactures and markets specialty industrial and general purpose valves, fittings and flanges principally for the chemical, refining, energy, pulp and paper and marine markets. The Company's valve products consist primarily of multi-turn industrial valves, check valves, quarter turn industrial ball and plug valves, double block and bleed dual expanding plug valves and four-way diverted valves and valve operators. Many of the Company's valves are manufactured under contract by ISO 9001-qualified overseas suppliers to precise industry and end-user standards and specifications. The valve designs are developed and modified by the Company's engineering staff for particular applications as determined by market conditions and end-user specifications. The Company markets its valve products under several brand names, including "General Valve," "NERCO," "TECHNO," "Barber" and "OIL." The Company believes its General Valve positive shut-off, double block and bleed valve and its Technocheck hinged check valves are among the most technologically advanced products sold in the fluid control market.

Pumps

The Company manufactures and markets a complete line of general purpose and specialty pumps for power, cogeneration, geothermal, municipal and industrial (including petroleum,


                           Page 8
chemical, mining, marine and pulp and paper) applications. The Company also supplies repair parts and service for pumps. The Company's pump products consist primarily of single and double suction centrifugal pumps, submersible and non-clog pumps, booster pump systems, vertical turbine, mixed flow and axial flow pumps. The Company is one of the few pump manufacturers that produces large vertical pumps over 36 inches in diameter. The capacities of certain of the Company's pumps extend up to heads of 3,400 feet and flows up to 230,000 gallons per minute. The Company markets its pump products under several brand names, including "Johnston," "PACO" and "Crown" pumps. The Company believes its Johnston vertical turbine pumps and its PACO booster systems and "Smart Pumps" are among the leading products sold in the fluid handling market.


Instruments

The Company manufactures, markets and distributes propeller meters, turbine meters and fluid measurement equipment for the municipal, irrigation and industrial markets. The Company manufactures five types of propeller meters (main line, low pressure, open flow, vertical flow and high pressure), turbine meters and three general types of measurement devices that are used to read, record and transmit data generated by the meters. The Company's meters and fluid measurement devices meter a wide range of fluids, such as fresh or salt water, treated waste water, diesel and jet fuel, bore hole slurry, light oils, food processing fluids and slurries and other liquid and chemical applications. Meters are sold in 44 different models varying in size from 1 1/2 inches to 120 inches, in service pressures up to 3,000 pounds per square inch, in flow rates from 4 to 300,000 gallons per minute and in operating temperature ranges from 35 to 350 degrees Fahrenheit. The Company markets its fluid measurement products under several brand names, including "Water Specialties" and "Penberthy." The Company believes its Water Specialties line of propeller meters is one of the leading lines of propeller meters in the U.S., primarily due to its superior product design and manufacturing.

Services

The Company maintains a number of service, repair and modification facilities as well as stocking warehouses in the U.S. and Canada which provide aftermarket maintenance, repair and pre-sale modification services and inventory


                           Page 9
availability for the Company's large installed base of fluid management products, as well as repair and replacement of fluid management products of other manufacturers. The market for replacement units, repair parts and repair services generally offers the Company higher margins and is less dependent on industry economic conditions than the market for equipment for new industrial facilities.


Industrial Metalworking Tools and Machines

The Company maintains the number one or two position in its served markets for industrial metalworking tools, and has leading market positions in the manufacture of metalworking machines for general industrial markets. The Company entered these markets in March 1995 with the acquisition of PCC Specialty Products, Inc. ("PCC Specialty Products").
The Company has since increased its presence in the industrial metalworking tools and machines markets with two additional acquisitions since 1995. The acquisitions of Olofsson and Astro Punch complemented the Company's capabilities as a leading manufacturer of highly engineered products. Industrial metalworking tools and machines include machine systems used for boring and turning processes primarily in the automotive and general industrial markets, cold forming dies and related machinery primarily used in the fastener industry and other metalworking tools and machinery for industrial manufacturers. The Company believes it has been able to maintain its leading market positions due to the quality of its products, the continued development of new technologies to enable the high speed manufacture of high quality fasteners, brand name recognition and excellent customer service. Industrial metalworking tools and machines accounted for approximately 10 percent of the Company's net sales in fiscal 1997 and were sold primarily to the automotive and general industrial markets.


Metalworking Tools

The Company designs, manufactures and distributes a wide variety of precision metalworking tools to industrial companies that serve the automotive, appliance, construction, farm equipment, medical and aerospace industries. The Company's industrial metalworking tools consist primarily of heading, threading and gundrilling tools. The Company markets its heading and threading tools, which are used to form a variety of fasteners and threaded


                           Page 10
parts, under the "Reed-Rico" and "Astro Punch" brand names. The Company's gundrilling tools, which are distributed under the "Eldorado" brand name, are used to drill high quality holes to very close tolerances in such products as turbine engines, engine blocks, cylinder heads, transmission shafts, connecting rods and medical prostheses.


Metalworking Machines

The Company designs, manufactures and distributes several types of metalworking machines primarily for the automotive industry. The Company's industrial metalworking machines include threading machines and attachments, gundrilling machines and computer-controlled specialized machine systems for boring and turning applications. The Company markets its threading machines and attachments, which are used to form a variety of threaded parts and fasteners, under the "Reed-Rico" brand name. The Company's gundrilling machines, like its gundrilling tools, are distributed under the "Eldorado" brand name. The Company's specialized machine systems for boring and turning processes are sold under the "Olofsson" brand name.


Powdered Metal and Other Metal Products

The Company is the largest producer of powdered metal parts manufactured by metal injection molding ("MIM"), and is a leading manufacturer of specialty metal gears and tungsten carbide cutting tools and wear parts that are made from powdered metal using a metal compaction and sintering process. In addition, the Company manufactures advanced technology, lightweight, net shape metal-matrix composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure infiltration casting process. The Company believes these businesses have the potential for rapid growth and complement the Company's core competencies in metals, precision metalworking and the management of complex manufacturing processes. Powdered metal and other metal products accounted for approximately 7 percent of the Company's net sales in fiscal 1997 and were sold primarily to the general industrial and automotive markets.

The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous industries, including computer peripherals, medical, electronics, automotive, power tools and firearms. In


                           Page 11
addition, the Company manufactures powdered metal helical gears and tungsten carbide cutting tools and wear parts using a metal compaction and sintering process for various industrial markets. The Company also manufactures advanced technology, lightweight, net shape metal-matrix composite parts using a pressure infiltration casting process. Metal-matrix composite parts have high thermal conductivity and tightly controlled thermal expansion characteristics, and are used in electronic applications that require heat dissipation, such as automotive, telecommunication, aerospace and computer products. The Company also supplies permanently lubricated metal bearings, bushings and radius plates under the "Lubrite" brand name for offshore drilling, hydroelectric, bridge, construction and marine applications. The Company believes the broad range of products and highest standards of craftsmanship offer it growth opportunities in the numerous industry applications.


Sales and Distribution

The Company sells its complex metal components and products into five major market areas: aerospace, general industrial and energy, industrial gas turbines, automotive, and other markets which include applications for markets such as medical, firearms and ordnance. The relative size of sales to these markets is shown below for fiscal years 1997, 1996 and 1995.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

FISCAL 1997
Net Sales $972.8 million
Aerospace                           53%
General Industrial and Energy       28%
Industrial Gas Turbine               7%
Automotive                           7%
Other                                5%


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

FISCAL 1996
Net Sales $556.8 million
Aerospace                           68%
General Industrial and Energy       16%
Industrial Gas Turbine               4%
Automotive                           6%
Other                                6%

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

FISCAL 1995
Net Sales $436.4 million
Aerospace                           79%
General Industrial and Energy       11%
Industrial Gas Turbines              4%
Automotive                           1%
Other                                5%
                           Page 12

The Company's dollar volume of sales to the aerospace market increased 38 percent in fiscal 1997 to $517.3 million from $376.0 million in fiscal 1996. Sales to the aerospace market as a percentage of total net sales, however, declined from 68 percent in fiscal 1996 to 53 percent in fiscal 1997, reflecting the Company's diversification into non-aerospace businesses. The Company continues to benefit from the strength of the commercial aerospace sector and sales to this industry remain significant; however, the Company believes its diversification into IGT, general industrial, energy and automotive markets will mitigate the impact of cyclical downturns in the aerospace industry.

The Company's sales of investment castings are made through a relatively small number of direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near the Company's major customers. Industrial metalworking tools, industrial metalworking machines and powdered metal parts are sold by both the Company's sales forces and sales representatives in the U.S., Europe and Southeast Asia. The Company's fluid management products and services are also sold by a direct sales and marketing staff, and through a worldwide network of independent sales representatives and distributors. Due to the sophisticated nature of the Company's products, the Company's sales efforts require technical personnel to work closely with customers to identify and assist in the development of new products and product modifications and to provide other services that are necessary to obtain new and repeat orders.


Backlog

The backlog of unfilled orders believed to be firm at the end of each of the Company's last three fiscal years was $739.0 million as of March 30, 1997, $539.7 million as of March 31, 1996 and $313.2 million as of April 2, 1995. The increase in fiscal 1997 backlog is primarily due to acquired backlog from fiscal 1997 acquisitions and increased orders from aerospace customers.

The majority of sales to customers are made on individual purchase orders. Most of the Company's orders are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, the Company has not experienced significant order cancellations.





                           Page 13

For fiscal 1998, the Company expects a continuation of the increasing demand from the aerospace industry and further growth in many of the non-aerospace markets served. The Company continues to pursue growth through a three-tiered approach of continuously improving operating efficiencies in its existing businesses, expanding applications and markets for its current metal-forming technologies and acquiring companies which are synergistic with its existing businesses and core competencies.


Competition

The Company is subject to substantial competition in all of the markets it serves. Components and products similar to those made by the Company can be made by competitors using either the same types of manufacturing processes or other forms of manufacturing. Although the Company believes its manufacturing processes, technology and experience provide advantages to its customers, such as high quality, competitive prices and physical properties which often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the components and products made by the Company. Despite intense competition, the Company believes it is the number one or two supplier in most of its principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid the Company in maintaining its competitive advantages.

In its precision investment casting business, the Company's principal competitor is the Howmet Corporation ("Howmet"). Howmet, which is a joint venture owned by Thiokol Corporation and The Carlyle Group, has traditionally supplied blades, vanes and other airfoil castings for aircraft jet engines and industrial gas turbines. Howmet is believed to hold in excess of 50 percent of the total market for cast airfoils, principally due to its substantial share of the market for IGT castings. Howmet also manufactures steel, nickel-based superalloys and titanium structural investment castings. The Company believes that Howmet is capable of producing structural castings comparable to all but the largest and most complex of the Company's structural investment castings. The Company also believes Howmet has the financial and technical resources to produce castings as large and complex as those produced by the Company should it decide to do so. The Company's competitors for large structural castings also include companies engaged in




                           Page 14
manufacturing parts using metal forgings, machining and fabrication methods. Investment casting produces many types of parts at significantly lower cost than do these alternate production methods.

In its other major business areas, which include fluid management products, industrial metalworking tools and machines, powdered metal and other metal products, the Company generally competes with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.


Research and Development

The Company maintains separate research and development departments at PCC Structurals, Inc. ("PCC Structurals) and PCC Airfoils, Inc. ("PCC Airfoils"). The research and development effort at these locations is directed at the scientific aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $2.6 million in 1997, $3.5 million in 1996, and $3.1 million in 1995. A substantial amount of the Company's technological capability is the result of engineering work and experimentation performed in connection with process development and production of new parts. This engineering work is charged to the cost of production and is not included in research and development expenditures.


Employees

At March 30, 1997, the Company employed 9,280 people, including 2,786 people at PCC Structurals, 3,509 people at PCC Airfoils, 1,154 at PCC Flow Technologies, 1,487 people at PCC Specialty Products, 326 people at Advanced Forming Technologies ("AFT"), and 18 people in corporate functions. Approximately 23 percent of these employees have union affiliation or are covered by collective bargaining agreements. Management believes that labor relations in the Company have generally been satisfactory. The Company's contract with the Metal Workers Alliance will expire on June 30, 1997. Contract negotiations are currently underway.


Patents and Trade Secrets

Prior to 1988, the Company had not applied for patents covering its structural investment casting processes in the belief that


                           Page 15
the processes are more securely protected by retaining the information as trade secrets and avoiding the technical disclosures required in patent applications. For similar reasons, AFT has not applied for patents covering its MIM process. The Company's trade secrets consist principally of technology developed over years of experience in the manufacture of complex investment castings and MIM parts. More recently, the Company has applied for or been issued a number of patents relating to new technology and processes developed at PCC
Structurals, PCC Airfoils and PCC Flow Technologies.

In connection with its acquisitions of PCC Airfoils, PCC Composites (now part of AFT), PCC Specialty Products and PCC Flow Technologies, the Company acquired a number of U.S. and foreign patents. The Company also acquired certain rights and obligations under license agreements. The Company receives no significant royalty income from patents.


Materials & Supplies

The Company has no fixed price contracts or arrangements for some of the supplies and raw materials it purchases, including certain metals and steel. Commercial deposits of certain metals, such as cobalt, nickel, titanium and molybdenum, that are required for the alloys used in the Company's precision investment castings, are found in only a few parts of the world. The availability and prices of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of tool grade steel used by the Company may also be subject to variation in availability and pricing. Shortages of, and price increases for, certain raw materials used by the Company have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on the Company.


Government Regulations

Certain of the Company's products are manufactured and sold under U.S. government contracts or subcontracts. Consequently, the Company is directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.
                           Page 16

International Operations

The Company is both a purchaser of products from, and supplier to, businesses located outside of the U.S. Certain risks are inherent in international operations, including the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining U.S. export and import licenses.


Environmental Compliance

The Company generates certain waste materials which must be disposed of, including certain materials for which disposal requires compliance with environmental protection laws and regulations. The Company conducts its operations at industrial sites where hazardous materials have been managed for many years, including periods before careful management of these materials was required or generally believed to be necessary.
Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances.

During the period 1970-1973, the Company contracted for disposal of certain industrial waste at the Pasco Landfill located near Pasco, Washington. The Washington State Department of Ecology ("Ecology") notified the Company that it had determined that the Company is a Potentially Liable Party ("PLP") for the contamination at Pasco Landfill Superfund Site. The Company joined with approximately 40 other PLPs that sent industrial wastes to the site, as well as with the owners, operators and other PLPs, to fund the initial Remedial Investigation and Feasibility Study, which was completed and accepted by Ecology in March 1994. In April, 1995, the PLPs and Ecology agreed on a Phase II Remedial Investigation/ Feasibility Study Work Plan to study potential remediation alternatives. As of March 30, 1997, the Company had committed approximately $0.1 million to fund an Interim Remedial Action measure. The Company's costs are currently being paid by its insurers although they have reserved the right to deny coverage for the remedial action costs.

In 1989, the Oregon Health Division ("Health Division") alleged that the Company discharged low level radioactive material to the Portland city sewer in violation of the Company's radioactive materials license. The City of Portland also has alleged that the discharges violated the Company's discharge permit. Although the Company contested the alleged violations, it undertook extensive cleaning of portions of the sewer system under a consent agreement with the City and the Health Division. In 1994, the Health Division revived the alleged violation,

                           Page 17
asserting that the issue was not fully resolved by the cleaning. The Health Division has accepted the Company's risk assessment for the sewer and has indicated that limited additional sewer cleaning will be necessary. The extent to which other investigation or remedial work may be necessary, however, is unknown. The Company continues to negotiate with the City of Portland regarding its claim for certain related expenses.

In 1993, a lawsuit was filed in federal district court in Connecticut against Quamco, Inc., a corporation that the Company acquired in 1995 and which is now known as PCC Specialty Products, Inc. (Marrone v. Quamco, Inc. U.S.D.C., Conn.) the plaintiff has alleged that Quamco is liable for approximately $1.0 million for damages to his property arising out of contamination allegedly caused by Quamco. In March 1997, the court granted the defendants' motion to dismiss this lawsuit for lack of prosecution by the plaintiff, and the court entered a judgment in favor of the defendants. The plaintiff has petitioned the court to vacate or revise the judgment, and the case is still pending.

As a result of inspections conducted in 1995 and 1996, the Massachusetts Department of Environmental Protection ("MDEP") has taken enforcement action against the Company's Merriman operations for alleged violations of certain environmental laws relating to waste management. Merriman is engaged in settlement negotiations with MDEP, and the Company believes that the enforcement action can be settled for penalties substantially less than $0.2 million. MDEP is also requiring Merriman to investigate possible contamination from the management of foundry sands.

The Company has rights of recovery under insurance and indemnity agreements that mitigate its potential loss under certain of the matters described above. The Company believes that none of the matters described above will have a material adverse effect on the Company or its results of operations.

Forward Looking Statements

Information included within this section relating to projected growth and future results and events constitutes forward-looking statements because of a number of risks and uncertainties,

including but not limited to fluctuations in the aerospace cycle; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and cost of



                           Page 18
materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; and risks associated with international operations. Any forward-looking statements should be considered in light of these factors.

ITEM 2. PROPERTIES

The Company's manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

                               No. of         Building Space (sq. ft.)
Division                      Facilities    Leased     Owned       Total
_____________________________ __________  _______________________________
Executive & Corporate Offices
  Domestic                        1           7,300         --      7,300
  Foreign                        --              --         --         --

PCC Structurals:
  Domestic                        5         186,000    775,000    961,000
  Foreign                         1              --     77,000     77,000

PCC Airfoils
  Domestic                        9          13,000    900,000    913,000
  Foreign                         3         153,000    249,000    402,000

PCC Flow Technologies
  Domestic                       35         482,400    748,000  1,230,400
  Foreign                        13          37,500    109,000    146,500

PCC Specialty Products
  Domestic                       14         201,000    778,300    979,300
  Foreign                        --              --         --         --

Advanced Forming Technology
  Domestic                        4          73,000     18,000     91,000
  Foreign                        --              --         --         --

Total Company
  Domestic                       68         961,800  3,219,300  4,181,100
  Foreign                        17         191,400    435,000    626,400

                                     Page 19

The Company continues to expand its manufacturing capacity to meet anticipated market demand for its products. See
"Management's Discussion and Analysis," in Exhibit 13, the
"Financial Section of the 1997 Annual Report to Shareholders of
Precision Castparts Corp."



ITEM 3. LEGAL PROCEEDINGS

For a description of claims relating to environmental matters, see "Item 1. Business -- Environmental Compliance."

Prior to its acquisition by the Company, PCC Flow Technologies, Inc. (then known as NEWFLO Corporation) and its Canadian subsidiary General Valve, Ltd. were named as defendants in Marrello Valve Ltd. v. General Valve, Brian Warren, NEWFLO Corporation, et. al. (Ontario Court of Justice, Ontario Canada 96-CU-10728CM, filed July 9, 1996). The suit alleges that General Valve breached the exclusivity terms of a distributor agreement with Marrello Valve Ltd. and terminated the distributor agreement without proper notice, and that NEWFLO Corporation and the other defendants induced General Valve to commit a breach. The complaint seeks damages from General Valve, NEWFLO Corporation, H&H Valve Company and Newmans Valve Ltd relating to breach of contract in an aggregate amount of Canadian $8 million and punitive damages in an aggregate amount of Canadian $90 million. The Company has filed a Statement of Defense denying the allegations and has filed a counterclaim for collection of accounts due from Marrello Valve Ltd. The Company believes that the claims asserted by Marrello Valve Ltd. can be successfully defended and that the matter will not have a material adverse effect on the Company or the results of its operations.

Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Executive Officers of the Registrant (a)

                          Officer            Position Held
Name                       Since     Age  With the Registrant
William C. McCormick      (b) 1985   63    Chairman and
                                           Chief Executive
                                           Officer

Steven C. Riedel          (c) 1997   51    President and
                                           Chief Operating
                                           Officer

William D. Larsson        (d) 1980   52    Vice President and
                                           Chief Financial
                                           Officer

Mark Donegan              (e) 1992   40    Executive Vice
                                           President and
                                           President -
                                           PCC Structurals, Inc.

Peter G. Waite            (f) 1980   53    Executive Vice
                                           President and
                                           President -
                                           PCC Airfoils, Inc.

David W. Norris           (g) 1996   45    Executive Vice
                                           President and
                                           President -
                                           PCC Flow
                                           Technologies, Inc.

John M. Prosser           (h) 1995   58    Executive Vice
                                           President and
                                           President - PCC
                                           Specialty Products,
                                           Inc.

Istvan F.K. Vamos         (i) 1997   30    President - Advanced
                                           Forming Technologies,
                                           Inc.

James A. Johnson          (j) 1996   56    Treasurer and
                                           Assistant Secretary

Donna C. Ragan            (k) 1997   45    Director of Taxes and
                                           Assistant Treasurer

__________

(a) The officers serve for a term of one year and until their successors are elected.
(b) Elected Chairman in 1994, President and Chief Executive Officer in 1991 and Director in 1986. Served as President from 1985-1997 and Chief Operating Officer from 1985-1991.
(c)  Elected President and Chief Operating Officer in 1997.

                           Page 21

(d) Elected Vice President -- Finance in 1980. Named Vice President and Chief Financial Officer in 1993.
(e) Elected Executive Vice President and President -- PCC Structurals, Inc. in 1992.
(f)  Elected Executive Vice President and President -- PCC
     Airfoils, Inc. in 1986.
(g) Elected Executive Vice President and President -- PCC Flow Technologies, Inc. in 1996.
(h) Elected Executive Vice President in 1996 and President -- PCC Specialty Products, Inc. in 1995
(i)  Elected President -- Advanced Forming Technologies, Inc. in
     1997.
(j)  Named Treasurer in 1993.  Appointed Assistant Secretary in
     1996.
(k)  Named Director of Taxes in 1997.  Appointed Assistant
     Treasurer in 1996.



                           PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

As of June 12, 1997 there were approximately 2,274 shareholders of record of the Company's common stock. The Company's common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Midwest Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters, including dividends, is incorporated herein by reference to the Five-Year Summary of Selected Financial Data and the Quarterly Financial Information in Exhibit 13, the "Financial Section of the 1997 Annual Report to Shareholders of Precision Castparts Corp." The Company expects to continue to pay quarterly cash dividends, subject to its earnings, financial condition and other factors.


ITEM 6. SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" in Exhibit 13, the "Financial Section of the 1997 Annual Report to Shareholders of Precision Castparts
Corp."



                           Page 22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" in
Exhibit 13, the "Financial Section of the 1997 Annual Report to Shareholders of Precision Castparts Corp."

Information included in "Management's Discussion & Analysis" in Exhibit 13, the "Financial Section of the 1997 Annual Report to Shareholders of Precision Castparts Corp." describing the divisions relating to projected growth and future results and events constitutes forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace cycle; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; and risks associated with international operations. Any forward-looking statements should be considered in light of these factors.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to pages
40 through 69 of Exhibit 13, the "Financial Section of the 1997
Annual Report to Shareholders of Precision Castparts Corp."




                          PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement dated June 25, 1997 for the 1997 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to the Company's executive officers follows
Part I, Item 4 of this document.
                           Page 23

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive
Officers" in the Proxy Statement dated June 25, 1997 for the 1997
Annual Meeting of Shareholders of the Registrant.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement dated June 25, 1997 for the 1997 Annual Meeting of Shareholders of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Certain Relationships and Related
Transactions is incorporated herein by reference to "Board
Compensation, Attendance and Committees, Certain Transactions" in the Proxy Statement dated June 25, 1997, for the 1997 Annual
Meeting of Shareholders of the Registrant.



                           PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

(a)(1)   Financial Statements
         The following financial statements incorporated by reference from Exhibit 13, the "Financial Section of the 1997 Annual Report to Shareholders of Precision
         Castparts Corp.," are filed as part of this report.












                           Page 24

                                     Page in Exhibit 13,
                                    the "Financial Section
                                  of the 1997 Annual Report
                                       to Shareholders
     Statement                  of Precision Castparts Corp."
     Consolidated Statements of Income      40-40
     Consolidated Balance Sheets            41-42
     Consolidated Statements of Cash Flows  42-43
     Consolidated Statements of Shareholders'
       Investment                           44-44
     Notes to Financial Statements          45-65
     Report of Independent Accountants        65



(a)(2) Financial Statement Schedule
     The following schedule is filed as part of this report:

     Schedule II    --   Valuation and Qualifying Accounts

    Report of Independent Accountants on Financial Statement
     Schedule
(a)(3) Exhibits

                    (3)A --   Restated Articles of Incorporation
                    of
                              Precision Castparts Corp. as
                    amended (Incorporated herein by reference to
                    Exhibit 3.1 to Amendment No. 3 to the
                    Company's Registration Statement on form
                    8A/A, Filed September 27, 1997.)  (File
                    number 1-10348)

                    (3)B --   Bylaws of Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    3.2 to Amendment No. 3 to the Company's
                    Registration Statement on form 8A/A, Filed
                    September 27, 1997.)  (File number 1-10348)

                    (10)A     --   Precision Castparts Corp.
                    Revised and Restated Stock Incentive Plan as
                    amended. (Incorporated herein by reference to
                    Exhibit (10)A in the Form 10-K dated April 3,
                    1994.)  (File number 1-10348)



                           Page 25

                    (10)B     --   Precision Castparts Corp. Non-
                    Employee Directors' Stock Option Plan.
                    (Incorporated herein by reference to Exhibit
                    (10)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (10)C     --   Precision Castparts Corp. 1994
                    Stock Incentive Plan.  (Incorporated herein
                    by reference to Appendix A in Registrant's
                    June 20, 1994 Proxy Statement to
                    Shareholders.)  (File number 1-10348)

                    (10)D     --   Precision Castparts Corp.
                    Nonemployee Directors' Deferred Compensation
                    Plan dated January 1, 1995.  (Incorporated
                    herein by reference to Exhibit (10)D in the
                    Form 10-K dated April 2, 1995.)  (File number
                    1-10348)

                    (10)E     --   Precision Castparts Corp.
                    Executive Deferred Compensation Plan dated
                    January 1, 1995  (Incorporated herein by
                    reference to Exhibit (10)E in the Form 10-K
                    dated April 2, 1995.)  (File number 1-10348)

                    (10)F     --   Bank of America Credit
                    Agreement Dated July 31, 1996 among Precision
                    Castparts Corp.; Certain of its Subsidiaries;
                    Bank of America National Trust and Savings
                    Association, as Agent; Letter of Credit
                    Issuing Bank; and The Other Financial
                    Institutions Party Hereto Arranged by BA
                    Securities, Inc. (Incorporated herein by
                    reference to Exhibit (10)H in the Form 10-Q
                    dated October 25, 1996.)(File number 1-10348)

                    (10)G     --   Precision Castparts Corp.
                    Corporate Bonus Program, FY1997 (Incorporated
                    herein by reference to Item 6(a) in the Form
                    10-Q dated August 14, 1996.) (File number 1-
                    10348)

                    (10)H          Letter Agreements, dated
                    November 24, 1992, between the Company
                    (NEWFLO) and the Parties thereto with respect to certain provisions in the 14% Notes with survive the issuance of the 13.25% Notes, previously filed as Exhibit 4.16, with NEWFLO's S-4 filed with the Commission on December 23, 1992, and herein incorporated by reference. (File Number
                              33-56256).


                           Page 26

                    (10)I          Form of Change of Control
                    Agreement and Indemnity Agreement for
                    Officers and Executives of Precision
                    Castparts Corp.

                    (10)J          Form of Employment Agreement,
                    dated as of April 2, 1997 between Precision
                    Castparts Corp. and Steven C. Riedel.

                    (10)K          Precision Castparts Corp.
                    Supplemental Retirement Plan for Executives,
                    Dated February 1, 1989, as amended.

                    (11) --   Statement re Calculation of
                    Earnings Per Share for the Year Ended March
                    30, 1997.

                    (13) --   Financial Section of the 1997
                    Annual Report to Shareholders of Precision
                    Castparts Corp. for the year ended March 30,
                    1997.

                    (21) --   Subsidiaries of Precision Castparts
                    Corp.

                    (23) --   Consent of Independent Accountants.

                    (27) --   Financial Data Schedule

(b)

                    (c)  See (a) (3) above.
                    (d)  See (a) (2) above.






















                           Page 27

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   PRECISION CASTPARTS CORP.

                                   By  /s/  WILLIAM C. MCCORMICK
                                   _____________________________
                                   William C. McCormick
                                   Chairman of the Board,
Director and Chief
                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title
____________________________________________________________

As officers or directors of
PRECISION CASTPARTS CORP.

/s/ WILLIAM C. MCCORMICK      Chairman of the Board,
___________________________   Director and Chief
William C. McCormick          Executive Officer

/s/ STEVEN C. RIEDEL          President and Chief
___________________________   Operating Officer
Steven C. Riedel

/s/ WILLIAM D. LARSSON        Vice President and Chief
___________________________   Financial Officer
William D. Larsson            (Principal Financial and
                              Accounting Officer)

/s/ PETER R. BRIDENBAUGH      Director
___________________________
Peter R. Bridenbaugh

/s/ DEAN T. DUCRAY            Director
___________________________
Dean T. DuCray

/s/ DON R. GRABER             Director
___________________________
Don R. Graber
                           Page 28

/s/ ROY M. MARVIN             Director
___________________________
Roy M. Marvin

/s/ VERNON E. OECHSLE         Director
___________________________
Vernon E. Oechsle

/s/ STEVEN G. ROTHMEIER       Director
___________________________
Steven G. Rothmeier





















                           Page 29

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
________________________________________________________________________________

April 2, 1995
Reserve for Doubtful
  Accounts         $    700   $    100       $    100     $    500    $  1,200
                   ========   ========       ========     ========    ========

March 31, 1996
Reserve for Doubtful
  Accounts         $  1,200   $     --       $    200     $    100    $  1,100
                   ========   ========       ========     ========    ========

March 30, 1997
Reserve for Doubtful
  Accounts         $  1,100   $    900       $    800     $  1,400    $  2,600
                   ========   ========       ========     ========    ========

                                     Page 30

            REPORT OF INDEPENDENT ACCOUNTANTS ON
                FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Precision
Castparts Corp.

Our audits of the consolidated financial statements referred to in our report dated April 25, 1997 appearing on page 31 of the Financial Section of the 1997 Annual
Report to Shareholders of Precision Castparts Corp.
(which report and consolidated financial statements are included as Exhibit 13 in this Annual Report on Form 10-
K) also included an audit of the Financial Statement
Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP
_________________________
PRICE WATERHOUSE LLP
Portland, Oregon
April 25, 1997

INDEX TO EXHIBITS
EXHIBITS

                    (3)A --   Restated Articles of Incorporation
                    of
                              Precision Castparts Corp. as
                    amended (Incorporated herein by reference to
                    Exhibit 3.1 to Amendment No. 3 to the
                    Company's Registration Statement on form
                    8A/A, Filed September 27, 1997.)  (File
                    number 1-10348)

                    (3)B --   Bylaws of Precision Castparts Corp.
                    (Incorporated herein by reference to Exhibit
                    3.2 to Amendment No. 3 to the Company's
                    Registration Statement on form 8A/A, Filed
                    September 27, 1997.)  (File number 1-10348)

                    (10)A     --   Precision Castparts Corp.
                    Revised and Restated Stock Incentive Plan as
                    amended. (Incorporated herein by reference to
                    Exhibit (10)A in the Form 10-K dated April 3,
                    1994.)  (File number 1-10348)


                           Page 31

                    (10)B     --   Precision Castparts Corp. Non-
                    Employee Directors' Stock Option Plan.
                    (Incorporated herein by reference to Exhibit
                    (10)B in the Form 10-K dated April 3, 1994.)
                    (File number 1-10348)

                    (10)C     --   Precision Castparts Corp. 1994
                    Stock Incentive Plan.  (Incorporated herein
                    by reference to Appendix A in Registrant's
                    June 20, 1994 Proxy Statement to
                    Shareholders.)  (File number 1-10348)

                    (10)D     --   Precision Castparts Corp.
                    Nonemployee Directors' Deferred Compensation
                    Plan dated January 1, 1995.  (Incorporated
                    herein by reference to Exhibit (10)D in the
                    Form 10-K dated April 2, 1995.)  (File number
                    1-10348)

                    (10)E     --   Precision Castparts Corp.
                    Executive Deferred Compensation Plan dated
                    January 1, 1995  (Incorporated herein by
                    reference to Exhibit (10)E in the Form 10-K
                    dated April 2, 1995.)  (File number 1-10348)

                    (10)F     --   Bank of America Credit
                    Agreement Dated July 31, 1996 among Precision
                    Castparts Corp.; Certain of its Subsidiaries;
                    Bank of America National Trust and Savings
                    Association, as Agent; Letter of Credit
                    Issuing Bank; and The Other Financial
                    Institutions Party Hereto Arranged by BA
                    Securities, Inc. (Incorporated herein by
                    reference to Exhibit (10)H in the Form 10-Q
                    dated October 25, 1996.)(File number 1-10348)

                    (10)G     --   Precision Castparts Corp.
                    Corporate Bonus Program, FY1997 (Incorporated
                    herein by reference to Item 6(a) in the Form
                    10-Q dated August 14, 1996.) (File number 1-
                    10348)

                    (10)H          Letter Agreements, dated
                    November 24, 1992, between the Company
                    (NEWFLO) and the Parties thereto with respect to certain provisions in the 14% Notes with survive the issuance of the 13.25% Notes, previously filed as Exhibit 4.16, with NEWFLO's S-4 filed with the Commission on December 23, 1992, and herein incorporated by reference. (File Number
                              33-56256).


                           Page 32

                    (10)I          Form of Change of Control
                    Agreement and Indemnity Agreement for
                    Officers and Executives of Precision
                    Castparts Corp.

                    (10)J          Form of Employment Agreement,
                    dated as of April 2, 1997 between Precision
                    Castparts Corp. and Steven C. Riedel.

                    (10)K          Precision Castparts Corp.
                    Supplemental Retirement Plan for Executives,
                    Dated February 1, 1989, as amended.

                    (11) --   Statement re Calculation of
                    Earnings Per Share for the Year Ended March
                    30, 1997.

                    (13) --   Financial Section of the 1997
                    Annual Report to Shareholders of Precision
                    Castparts Corp. for the year ended March 30,
                    1997.

                    (21) --   Subsidiaries of Precision Castparts
                    Corp.

                    (23) --   Consent of Independent Accountants.

                    (27) --   Financial Data Schedule

 (b)
                    (c)  See (a) (3) above.
                    (d)  See (a) (2) above.





















                           Page 33

EXHIBIT 11

                  PRECISION CASTPARTS CORP.
            CALCULATION OF EARNINGS PER SHARE(1)
              FOR THE YEAR ENDED MARCH 30, 1997

                                                         Fully
                                         Primary        Diluted
                                         Earnings     Earnings Per
                                        Per Share        Share
Weighted average number of shares
  of common stock outstanding         21,773,737        21,773,737

Common stock equivalents:
  Application of the "treasury stock"
  method to stock option and purchase
  plans                                       --                --
                                      __________        __________
Weighted average number of shares
  outstanding                         21,773,737        21,773,737
                                      ==========        ==========

Rounded to                            21,800,000        21,800,000
                                      ==========        ==========

Net income                           $56,500,000       $56,500,000
                                     ===========       ===========

Net income per share                       $2.59             $2.59
                                           =====             =====

__________
(1) Accounting Principles Board Opinion No. 15, "Earnings Per Share," allows companies to disregard dilution of less than 3 percent in the computation of earnings per share. Therefore, shares used in computing earnings per share for financial reporting purposes are 21,800,000 shares.

                           Page 34

EXHIBIT 13
Financial Section of the 1996
Annual Report to Shareholders
of Precision Castparts Corp.

MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS OVERVIEW AND OUTLOOK

Fiscal 1997 was a record year for PCC. During the year, we completed seven acquisitions for a total purchase price of $437.2 million. At the same time, the anticipated recovery of the aerospace cycle occurred, resulting in significant growth in sales to that market. We also continued our efforts to improve margins and expand the applications and markets for our existing technologies.

In last year's annual report, we stated our strategy for profitable growth. This strategy focused on three key areas, as summarized below:

   1. Continuous improvement of operating efficiencies in our existing businesses;
   2. Expansion into additional worldwide markets through development of new product applications based on our current metal-forming technologies; and
   3. Acquisition of companies which are synergistic with our existing businesses and core competencies.

We made substantial progress in each of these key areas in fiscal 1997.

The seven acquisitions completed in the year, along with growth in our existing business operations, resulted in a 75 percent increase in fiscal 1997 sales compared with last year. Sales in the fourth quarter of fiscal 1997, on an annualized basis, were more than double the total sales achieved in fiscal 1996. The acquisitions completed in fiscal 1997 were accretive to earnings, and they complemented our core competencies in metals, precision metalworking and the management of complex manufacturing processes. The acquisitions also added to our presence in many of PCC's traditional markets, and in the case of NEWFLO and the follow-on acquisitions of Crown Pump and OIC Valve, they brought new applications and new markets to the Company. PCC also enhanced its international presence, as well as its position in the aerospace and IGT markets, through its acquisition of AETC, a company located in the United Kingdom.


                           Page 35

As anticipated, benefits of the aerospace industry recovery were realized in fiscal 1997. Sales to aerospace customers were up 38 percent in fiscal 1997 and were up 25 percent before consideration of aerospace sales from acquired businesses. In fiscal 1997, sales to aerospace companies represented 53 percent of PCC's total sales as compared with 68 percent last year. While aerospace continues to be the primary market served by PCC, the Company's diversification into power generation, general industrial, energy and automotive markets is expected to mitigate the impact of future cyclical downturns in aerospace.

We continue to focus on improving the profitability of each of our operations by becoming more efficient, by developing new applications for our existing technologies and by finding new ways to serve our customers' needs. In fiscal
1997, these efforts resulted in continued improvements in our manufacturing processes and in significant expansion of our market presence in industrial gas turbines. Sales of products to the IGT market exceeded $68 million in fiscal
1997, more than double from fiscal 1996.

In fiscal 1998, we expect continuing strong demand from aerospace and IGT customers. This demand will put pressure on our current production capacity and will require further expansion of our equipment and facilities. The demand for products sold to the general industrial, energy and automotive markets however, is expected to grow modestly worldwide. Through additional market penetration and development, PCC expects that its sales to these markets will grow at rates above the underlying economic growth of these markets.

We continue to pursue our strategy for profitable growth by improving our existing operations, expanding our market presence and developing new products based on our existing technologies, and acquiring companies which are synergistic with our existing businesses and competencies. Our goal continues to be to grow profitably and increase shareholder value. We exceeded our expectations in fiscal 1997, and believe we are well-positioned to continue the pursuit of our goal in fiscal 1998 and beyond.









                           Page 36

FINANCIAL RESULTS

Fiscal 1997 Compared with Fiscal 1996

Sales of $972.8 million were $416.0 million, or 75 percent, higher than a year ago. Excluding the effects of fiscal
1997 acquisitions, sales would have increased approximately
25 percent from last year. The majority of the improvement came from aerospace operations, which experienced significant increases in demand during fiscal 1997.

Cost of sales as a percent of sales improved to 79 percent in fiscal 1997 from 80 percent in fiscal 1996. This improvement came from leveraging higher aerospace sales, implementation of process improvements and the addition of higher margin businesses as a result of the acquisitions, partially offset by higher costs related to development of new IGT parts.

In the fourth quarter of fiscal 1997, the Company recorded a $3.4 million restructuring charge to provide for the cost of moving people and equipment from PCC Composites in Pennsylvania to AFT in Colorado. In addition, this restructuring charge provided for the costs associated with closing the Pennsylvania manufacturing facility. Combining the marketing capabilities, technical expertise, and manufacturing know-how of the two divisions is expected to create a stronger, more cost-effective platform for growth in both metal-matrix and metal-injection-molded products.

Selling and administrative expenses as a percent of sales rose to 9 percent from 8 percent in the prior year. This increase reflected the higher marketing requirements and costs associated with distributor channels, commissioned sales and trade shows of the acquired businesses.

Net interest expense in fiscal 1997 was $16.7 million, compared with $0.1 million in fiscal 1996. This increase reflected the higher level of debt incurred and assumed during fiscal 1997 to finance acquisitions.

The effective tax rate for the year was 41 percent, compared with 35 percent in the prior year. Fiscal 1997's rate reflected the impact of non-deductible goodwill resulting from the acquisitions, whereas the fiscal 1996 rate included the favorable impact of $2.6 million of non-recurring tax adjustments.




                           Page 37

Net income in fiscal 1997 was $56.5 million, or $2.59 per share, based on 21.8 million average shares outstanding.
Net income was 37 percent higher than the $41.1 million reported in fiscal 1996, and earnings per share were up 28 percent, reflecting the impact of fiscal 1997's higher earnings from PCC's base businesses and accretion from acquisitions, partially offset by a greater number of shares outstanding. Excluding the effects of the restructuring charge taken in fiscal 1997, earnings per share would have been $2.69, or 33 percent higher than the prior year.
Fiscal 1996 Compared with Fiscal 1995.

Sales of $556.8 million represented a 28 percent increase from the prior year. Excluding the effects of the components of PCC Specialty Products which were acquired at the end of fiscal 1995, sales increased $39.1 million, or 9 percent, from fiscal 1995.

Cost of sales as a percent of sales improved from 82 percent in fiscal 1995 to 80 percent in fiscal 1996. This improvement came from the addition of PCC Specialty
Products, which generated higher margins compared with other
PCC operations.

Selling and administrative costs increased to 8 percent in fiscal 1996 from 7 percent in the prior year. This increase was due to the addition of PCC Specialty Products, which operated with relatively higher selling costs compared with other Company operations.

For fiscal year 1996, the effective tax rate was 35 percent, compared to 38 percent in fiscal 1995. The reduction from the prior fiscal year was due to the favorable impact of $2.6 million of non-recurring tax adjustments recorded in the third quarter. These adjustments were comprised of $2.2 million from the settlement of a state tax issue and $0.4 million from research and development tax credits.

Net income in fiscal 1996 of $41.1 million was 42 percent higher than fiscal 1995's earnings of $29.0 million and resulted in earnings per share of $2.02, as compared with $1.45 per share. Excluding the impact of the non-recurring tax adjustments, net income in fiscal 1996 increased 30 percent to $1.89 per share.







                           Page 38

LIQUIDITY AND CAPITAL RESOURCES

Total capitalization at March 30, 1997 was $804.9 million, consisting of $300.5 million of debt and $504.4 million of equity. The debt-to-capitalization ratio at year-end was
0.37 compared with 0.04 at the end of the prior fiscal year. The higher debt-to-capitalization ratio reflected the debt incurred and assumed during fiscal 1997 to finance acquisitions.

Cash requirements in fiscal 1997 included $329.1 million for the acquisitions, $52.8 million for capital expenditures, $42.1 million for working capital increases and $4.0 million for dividends. The cash generated from earnings of $88.0 million and $4.3 million from the sale of stock resulting from stock option exercises was insufficient to provide for the cash requirements; therefore, the Company borrowed $175.2 million and generated $146.1 million from a stock offering of 3.3 million shares of common stock in November 1996. Cash and cash equivalents were $10.1 million at year-end, down $16.1 million from the prior year's ending balance of $26.2 million.

The net borrowings of $175.2 million in the year were facilitated primarily by a committed line of credit. In fiscal 1996, PCC entered into a $200.0 million committed line of credit from a syndication of nine banks. During fiscal 1997, this credit facility was expanded to $400.0 million, and the syndication group was extended to a total of twelve banks. The Company also entered into swap and cap agreements to hedge interest rate exposures on borrowings under this facility.

Capital spending in fiscal 1997 principally provided for increased IGT and aerospace capacity, as well as additional manufacturing facilities for AFT's operations. Fiscal 1998 capital spending is expected to be significantly larger than fiscal 1997 due to a full year of capital spending from recently acquired businesses and a continuation of spending for increased IGT and aerospace manufacturing capacity. Management believes that the Company can fund the requirements for capital spending, cash dividends and potential acquisitions from cash balances, the existing line of credit, additional borrowings or the issuance of stock.







                           Page 39

Consolidated Statements of Income
Precision Castparts Corp. and Subsidiaries
(In thousands, except per share data)

                                         Fiscal Years Ended
                                    ______________________________
                                     March 30, March 31,  April 2,
                                          1997      1996      1995
__________________________________________________________________
Net Sales                             $972,800  $556,800  $436,400
Cost of Goods Sold                     765,500   446,100   359,500
Provision for Restructuring              3,400         -         -
Selling and Administrative Expenses     91,500    46,900    31,600
Interest Expense (Income), net          16,700       100   (1,500)
__________________________________________________________________
Income before Provision
  for Income Taxes                      95,700    63,700    46,800
Provision for Income
  Taxes                                 39,200    22,600    17,800
__________________________________________________________________

Net Income                            $ 56,500  $ 41,100  $ 29,000
__________________________________________________________________

Net Income per Common Share           $   2.59  $   2.02  $   1.45
__________________________________________________________________


See Notes to Consolidated Financial Statements on pages 45 through 65.


















                           Page 40

Consolidated Balance Sheets
Precision Castparts Corp. and Subsidiaries
(In thousands, except share data)

                                              ____________________
                                               March 30, March 31,
Assets                                              1997      1996
__________________________________________________________________
Current Assets:
  Cash and cash equivalents                   $   10,100  $ 26,200
  Receivables, net of reserves of
    $2,600 in 1997 and $1,100 in 1996            178,200    82,000
  Inventories                                    235,800   105,200
  Prepaid expenses                                 6,200     2,100
  Deferred income taxes                           23,800     8,600
__________________________________________________________________
    Total current assets                         454,100   224,100
__________________________________________________________________
Property, Plant and Equipment, at cost:
  Land                                            14,400     7,100
  Buildings and improvements                      76,000    50,200
  Machinery and equipment                        277,700   232,800
  Construction in progress                        30,700    14,900
__________________________________________________________________
                                                 398,800   305,000
  Less-Accumulated depreciation                (169,700) (161,200)
__________________________________________________________________
    Net property, plant and equipment            229,100   143,800
__________________________________________________________________
Goodwill, net of amortization
  of $10,900 in 1997 and $3,700 in 1996          379,500    80,800
Other Assets                                       7,400     1,800
__________________________________________________________________
                                              $1,070,100  $450,500
__________________________________________________________________
Liabilities and Shareholders' Investment
__________________________________________________________________
Current Liabilities:
  Notes payable                               $   17,000  $    400
  Current portion of long-term debt               22,500     4,700
  Accounts payable                                84,400    38,200
  Accrued liabilities                            101,900    50,800
  Income taxes payable                            23,100     4,200
__________________________________________________________________
    Total current liabilities                    248,900    98,300
__________________________________________________________________
Long-Term Debt, excluding current portion        261,000     8,800
Deferred Income Taxes                             12,200    19,700
Accrued Retirement Benefits Obligation            26,000    11,900
Other Long-Term Liabilities                       17,600     8,700
                           Page 41

Shareholders' Investment:
  Common stock, $1 stated value, shares
     authorized 1997 - 100,000,000;
     1996 - 50,000,000; issued and
     outstanding 1997 - 23,981,174;
     1996 - 20,532,318                            24,000    20,500
  Paid-in capital                                160,800    13,900
  Retained earnings                              319,400   266,900
  Cumulative translation adjustments                 200     1,800
__________________________________________________________________
    Total shareholders' investment               504,400   303,100
__________________________________________________________________
                                              $1,070,100  $450,500
__________________________________________________________________

See Notes to Consolidated Financial Statements on pages 45 through 65.

Consolidated Statements of Cash Flows
Precision Castparts Corp. and
Subsidiaries
(In thousands)

                                           ______________________
                                            Fiscal Years Ended
__________________________________________________________________
                                     March 30, March 31,  April 2,
                                          1997      1996      1995
__________________________________________________________________
Cash Flows from Operating Activities:
Net income                             $56,500  $ 41,100  $ 29,000
Non-cash items included in income:
  Depreciation and amortization         35,200    22,900    23,900
  Deferred income taxes                (3,700)     1,100     4,300
Changes in operating working capital,
    excluding effects of acquisitions:
  Receivables                         (37,100)     7,100   (3,300)
  Inventories                         (30,500)   (4,600)   (4,300)
  Payables, accruals and current taxes  36,600     3,100   (5,200)
Other operating activities, net       (11,100)     1,300   (4,200)
__________________________________________________________________
      Net cash provided by
        operating activities            45,900    72,000    40,200
__________________________________________________________________




                           Page 42

Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                    (329,100)  (21,200)  (87,500)
  Acquisition of property,
    plant and equipment               (52,800)  (19,700)  (10,900)
  Other investing activities, net        1,100     (500)     1,000
__________________________________________________________________
      Net cash used by investing
        activities                   (380,800)  (41,400)  (97,400)
__________________________________________________________________
Cash Flows from Financing Activities:
  Proceeds of long-term debt           312,400        --        --
  Payments of long-term debt         (153,800)   (5,600)   (4,900)
  Proceeds of notes payable             27,000     8,400    12,400
  Payments of notes payable           (10,400)  (14,900)   (6,500)
  Sale of common stock                 150,400     9,000     9,200
  Cash dividends                       (4,000)   (4,900)   (4,400)
  Other financing activities, net      (2,800)     (300)       100
__________________________________________________________________
      Net cash provided by (used by)
       financing activities            318,800   (8,300)     5,900
__________________________________________________________________
Net (Decrease) Increase in Cash       (16,100)    22,300  (51,300)
Cash and Cash Equivalents at
  Beginning of Year                     26,200     3,900    55,200
__________________________________________________________________
Cash and Cash Equivalents at
  End of Year                          $10,100   $26,200   $ 3,900

Cash Paid During the Year for:
  Interest                             $23,700   $ 1,200   $ 1,100
  Income taxes, net of refunds
    received                           $29,000   $22,200   $21,500

See Notes to Consolidated Financial Statements on pages 45 through 65.





                           Page 43

Consolidated Statements of Shareholders' Investment
Precision Castparts Corp. and Subsidiaries
(In thousands)

___________________________________________________________________________
__________
                               Common Stock                                Cumulative
                               Outstanding      Paid-in       Retained    Translation
                             Shares    Amount   Capital       Earnings    Adjustments
___________________________________________________________________________
__________

Balance at April 3, 1994     19,650   $13,100    $3,100       $206,100           $500
  Net income                     --        --        --         29,000             --
  Cash dividends                 --        --        --        (4,400)             --
  Sale of common stock          550       400     8,800             --             --
  Stock split                    --     6,700   (6,700)             --             --
  Translation adjustments        --        --        --             --          1,800
___________________________________________________________________________
__________

Balance at April 2, 1995     20,200    20,200     5,200        230,700          2,300
  Net income                     --        --        --         41,100             --
  Cash dividends                 --        --        --        (4,900)             --
  Sale of common stock          300       300     8,700             --             --
  Translation adjustments        --        --        --             --          (500)
___________________________________________________________________________
__________
Balance at March 31, 1996    20,500    20,500    13,900        266,900          1,800
  Net income                     --        --        --         56,500             --
  Cash dividends                 --        --        --        (4,000)             --
  Sale of common stock        3,500     3,500   146,900             --             --
  Translation adjustments        --        --        --             --        (1,600)
___________________________________________________________________________
__________
Balance at March 30, 1997    24,000   $24,000  $160,800       $319,400           $200
___________________________________
__________________________________________________

See Notes to Consolidated Financial Statements on pages
45 through 65.










                                     Page 44

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Precision Castparts Corp. ("PCC" or "the Company") and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. PCC's fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with an original maturity of three months or less. These investments are available-for-sale with market values approximating cost.

Valuation of Inventories

The LIFO inventory cost method is used for inventories at the majority of domestic operations. The FIFO method is used for all other inventories. Costs utilized for inventory valuation purposes include labor, material and manufacturing overhead. Inventories valued at the lower of current average cost or market would have been $4,300, $5,200 and $5,300 higher than those reported at March 30, 1997, March 31, 1996 and April 2, 1995, respectively. PCC uses the single pool dollar value method for computing LIFO inventories; therefore, it is not possible to present the breakdown of inventories between finished goods, work in process and raw materials.

Depreciation and Capitalization

Depreciation of plant and equipment is computed on the straight-line or declining balance method based on the estimated service lives. Estimated lives used are 20-30 years for buildings and improvements and 5-10 years for machinery and equipment.

Additions are recorded at cost. Expenditures for maintenance, repairs and minor improvements are charged to expense. Major improvements and additions are added to the



                           Page 45
property accounts. When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Goodwill

Goodwill is computed on the straight-line method and is amortized over 40 years. The future profitability and cash flow of the operations to which it relates are reevaluated annually. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of goodwill.

Derivative Financial Instruments

At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Gains or losses on these contracts, which are designed as hedge transactions, are measured upon settlement. The Company has controls in place that limit the use of derivative financial instruments and ensure all such transactions receive appropriate management attention.

As of March 30, 1997, two material derivative instruments were in place. As discussed in the "Long-Term Debt" note, the Company is committed to an interest rate swap related to a term loan and an interest rate cap related to a revolving credit facility. Immaterial instruments in place at year-end included several foreign currency hedges and a no-cost collar for the purchase of nickel metal, a commodity used in the Company's aerospace products. At March 30, 1997 and March 31, 1996, there were no material off-balance-sheet risks from derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

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



                           Page 46

Stock Split

In August 1994, the Company effected a three-for-two stock split by means of a stock dividend. Accordingly, $6,700 representing the stated value for additional shares issued was transferred from paid-in capital to common stock. The number of shares and earnings per share for all prior periods have been restated to reflect the effects of this stock split.

Revenue Recognition

The Company recognizes revenues when product is shipped or when title is passed to the customer.

Environmental Costs

Environmental liabilities are accrued when the Company determines its responsibility for cleanup costs and such amounts are reasonably estimable. When only a range of amounts is established and no amount within the range is better than another, the minimum amount of the range is recorded. The Company does not anticipate and record recoveries from insurance policies or indemnity agreements before collection is probable.

Foreign Currency Translation

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustments in shareholders' investment.

Earnings per Share

Earnings per share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods after giving effect to the stock split discussed above. The number of shares used for the earnings per share calculation was 21,800,000 in 1997, 20,400,000 in 1996 and 20,000,000 in
1995. Common stock equivalents were not material in these years. Fully diluted earnings per share are not presented because they are not materially different from amounts shown.





                           Page 47

ACQUISITIONS

On March 8, 1995, PCC acquired 100 percent of the stock of Quamco, Inc., a designer, manufacturer and marketer of premium metalworking tools and machines, specialty powdered metal parts and other specialty industrial components. The purchase price of $89,900, which included the assumption or retirement of outstanding debt, resulted in the recognition of $57,700 of goodwill and other intangible assets. The business operates as PCC Specialty Products.

PCC acquired 100 percent of the stock of the Carmet Company on February 21, 1996. Carmet is a manufacturer of tungsten carbide cutting tools and wear parts. The purchase price of $21,200, which included the assumption or retirement of debt, resulted in the recognition of $6,900 of goodwill.
The business operates as part of PCC Specialty Products.

On May 31, 1996, PCC purchased 100 percent of the stock of The Olofsson Corporation, a manufacturer of computer-controlled metalworking machine systems. The purchase price of $52,200 included the assumption of debt. Goodwill of $30,600 was recorded for the difference between the acquisition cost and the fair value of net assets and liabilities assumed. The business operates as part of PCC Specialty Products.

On July 19, 1996, PCC purchased substantially all of the assets of AE Turbine Components Limited ("AETC") which now operates as part of PCC Airfoils. AETC is a manufacturer of investment castings for the aircraft engine and industrial gas turbine markets. The purchase price was 41,000 pounds sterling, or $63,400 dollars, subject to adjustment, and resulted in the recognition of $24,600 of goodwill and other intangible assets.

PCC purchased 100 percent of the outstanding stock of the NEWFLO Corporation ("NEWFLO")from its shareholders on July 31, 1996. NEWFLO, which is operated as PCC Flow Technologies, is a designer and manufacturer of high-quality, niche-oriented industrial fluid management products. The transaction, valued at $300,000, included the assumption of debt which included $100,000 of registered subordinated notes, and resulted in the recognition of $227,800 of goodwill and other intangible assets.





                           Page 48

The following represents the pro forma results of operations of the Company, including the fiscal 1997 acquisitions of Olofsson, AETC and NEWFLO for the years ended March 30, 1997 and March 31, 1996, assuming the acquisitions had taken place at the beginning of each fiscal year:

(Unaudited)                          Fiscal Years Ended
____________________________________________________________
                                    March 30,    March 31,
                                         1997         1996
____________________________________________________________
Net sales                          $1,085,800     $907,800
Net income                            $57,700      $44,200
Net income per share                    $2.65        $2.17

The pro forma presentation is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of each fiscal year or of future results of the combined companies.

The Company had four additional immaterial acquisitions during fiscal 1997 that are not included in the pro forma results presented above. All of the acquisitions were accounted for by the purchase method of accounting.

PROVISION FOR RESTRUCTURING

During the fourth quarter of fiscal 1997, the Company recorded a provision for restructuring of $3,400 for the relocation of PCC Composites and its consolidation with AFT.
The tax-effected impact of the provision totaled $2,000, or $0.10 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings are reflected in the financial statements at cost which equals fair value because of the short-term maturity of these instruments.

The fair value of long-term debt was estimated using the Company's year-end incremental borrowing rate for similar types of borrowing arrangements. The amounts reported in the consolidated balance sheets for long-term debt



                           Page 49
approximate fair value. The fair value of interest rate hedge instruments related to the long-term debt was immaterial.

CONCENTRATION OF CREDIT RISK

Approximately 53 percent of PCC's business activity in fiscal 1997 was with companies in the aerospace industry.
Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables. The Company has long-standing relationships with its aerospace customers, and management considers the credit risk to be low.

ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

__________________________________________________________________
                                               March 30, March 31,
                                                    1997      1996
__________________________________________________________________
Salaries and wages payable                      $ 44,800   $24,800
Accrued interest and call premium                 15,800       200
Taxes other than income taxes                      2,900     5,800
Other accrued liabilities                         38,400    20,000
__________________________________________________________________
                                                $101,900   $50,800
__________________________________________________________________


















                           Page 50

LONG-TERM DEBT

Long-term debt consisted of the following:

__________________________________________________________________
                                     March 30,           March 31,
                                          1997                1996
__________________________________________________________________
Term Loan, fixed rate of 6.6% under a
  swap agreement, payable quarterly
  in various amounts through fiscal
  2002.                               $145,000             $    --
NEWFLO 13 1/4% Subordinated Notes
  due fiscal 2003, recorded at PCC's
  effective interest rate of 6.1%      100,000                  --
Revolving Credit Facility, variable
  interest rate based on LIBOR subject
  to a 7.0% cap arrangement, 6.1% at
  March 30, 1997, payable fiscal 2002.  22,800                  --
Industrial Development Revenue Bonds,
  variable interest rates, 3.3% to
  3.5% at March 30, 1997, payable
  annually through fiscal 2001.         14,400               6,800
Notes payable, unsecured, 8.3%,
  payable $3,000 annually through fiscal
1998, repaid in fiscal 1997.                --               6,000
Other, 6.0% to 8.0%,
  payable in various amounts
  through fiscal 1999.                   1,300                 700
__________________________________________________________________
                                       283,500              13,500
Less-Current portion                    22,500               4,700
__________________________________________________________________
                                      $261,000             $ 8,800
__________________________________________________________________

In February 1996, the Company obtained a five-year $200,000 committed line of credit from a syndicate of nine banks.
There were no borrowings outstanding on this line as of March 31, 1996. In July 1996, the Company entered into a
$400,000 amended and restated credit agreement (the "Credit
Agreement"), which was later syndicated to twelve banks.
The Credit Agreement replaced the $200,000 line of credit and includes two facilities: an amortizing term loan facility in the principal amount of $150,000 (the "Term



                           Page 51

Loan") and a revolving credit facility in the principal amount of $250,000 (the "Credit Line"). The Credit
Agreement contains various standard financial covenants, including maintenance of minimum net worth, fixed charge coverage ratio and leverage ratio.

In July 1996, the full $150,000 was borrowed under the Term Loan, and the Company entered into a fixed rate swap agreement for the entire term of the loan, resulting in an interest rate of 6.6 percent per annum plus a margin based on the Company's leverage ratio. The Term Loan has a five-year maturity, and the principal amount is repayable quarterly with the first payment of $5,000 made in March 1997. The Term Loan may be prepaid, in whole or in part, at any time.

The Company may borrow up to $250,000 under the Credit Line, and amounts outstanding bear interest at interest rates of
a) an offshore rate equal to the effective LIBOR, as defined, plus applicable margin of 0.30 percent to 0.875 percent based on the consolidated leverage ratio, as defined, b) an overnight base rate equal to the higher of the federal funds rate or the prime rate of the agent bank plus 0.50 percent, or c) a rate negotiable between each bank and the Company, as applicable. The Company is required to pay a commitment fee of 0.10 percent to 0.25 percent, based on the leverage ratio, on unborrowed amounts. The Credit Line matures in July 2001.

The Company has obtained interest rate protection through a cap arrangement for the first two years of the Credit Line
Facility. As of March 30, 1997, the cap covered borrowings of up to $160,000, which declines to $135,000 during the first two years of the facility. LIBOR is capped at
7.0 percent under this arrangement. The cost of the cap arrangement is being amortized over the life of the cap.

PCC Flow Technologies, acquired by the Company in July 1996, has outstanding, $100,000 principal amount of NEWFLO 13 1/4% Subordinated Notes (the "Notes"). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 1997, at redemption prices declining from 105.25 percent of the stated principal amount. The indenture governing the Notes limits, among other things, the ability of PCC Flow Technologies and certain of its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends and other distributions, including dividends and distributions to PCC, and make certain investments and (iii) pledge their assets. Interest on the Notes was recorded at PCC's effective

                           Page 52
interest rate of 6.1 percent. An accrual for the call premium and rate differential was established under purchase accounting at the date of acquisition.

The Company's debt agreements contain cross default provisions. At March 30, 1997, the Company was in compliance with all restrictive provisions of its loan agreements.

Long-term debt is payable in each fiscal year as follows:
$22,500 in 1998, $31,500 in 1999, $31,300 in 2000, $50,400
in 2001, $47,800 in 2002 and $100,000 thereafter.

INCOME TAXES

Income (loss) before provision for income taxes was:

___________________________________________________________
                             Fiscal      Fiscal     Fiscal
                               1997        1996       1995
___________________________________________________________
Domestic                    $80,300     $66,400    $46,600
Foreign                      15,400     (2,700)        200
___________________________________________________________
Total pretax income         $95,700     $63,700    $46,800
___________________________________________________________

The provision for income taxes consisted of the following:

___________________________________________________________
                             Fiscal      Fiscal     Fiscal
                               1997        1996       1995
___________________________________________________________
Currently payable:
  Federal income taxes,
    net of tax credits      $32,000     $19,100    $10,000
  State income taxes          7,000       3,600      2,700
  Foreign                     4,600          --         --
___________________________________________________________
                             43,600      22,700     12,700
Change in deferred
  income taxes              (4,400)       (100)      5,100
___________________________________________________________
Provision for income taxes  $39,200     $22,600    $17,800
___________________________________________________________

                           Page 53

United States income taxes have not been provided on undistributed earnings of international subsidiaries. The
Company's intention is to reinvest these earnings and repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any United
States tax on repatriated earnings would be substantially offset by foreign tax credits.

The majority of PCC's fiscal 1997 acquisitions were stock purchases. The tax impact of purchase accounting adjustments was reflected in deferred taxes. The amortization of nondeductible goodwill resulted in a 3 percentage point increase in the effective tax rate.

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

The income tax provision in certain years is different from the amount computed by applying the federal statutory income tax rate of 35 percent to income before income taxes. The reasons for this difference are as follows:

_______________________________________________________________
                                     Fiscal    Fiscal   Fiscal
                                       1997      1996     1995
_______________________________________________________________
Statutory federal tax on income         35%       35%     35%
Increase (decrease) as a result of:
  State income taxes, net of
    federal tax benefit                   4         3       4
  State settlement                       --       (3)      --
  Research and development
    tax credits                          --       (1)      --
  Valuation allowance                   (1)         2      --
  Foreign Sales Corporation
    tax benefit                         (1)       (2)     (2)
  Amortization of goodwill                3         1      --
  All other, net                          1        --       1
_______________________________________________________________
Provision for income taxes              41%       35%     38%
_______________________________________________________________




                           Page 54

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, as well as from differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse.

Significant components of PCC's deferred tax assets and liabilities were as follows:

___________________________________________________________
                                     March 30,   March 31,
                                          1997        1996
___________________________________________________________
Deferred tax assets arising from:
  Expense accruals                     $35,800     $16,900
  Inventory reserves                     8,000       2,600
  Postretirement benefits other
    than pensions                        2,300       2,200
  Advance payments                         300         300
  Interest accruals                      4,600          --
  Domestic and foreign net operating
    and capital loss carryforwards       2,200       4,100
  Foreign operations                     1,600          --
  Other                                  4,200         500
  Valuation allowances                 (3,500)     (4,100)
___________________________________________________________
Gross deferred tax assets               55,500      22,500
___________________________________________________________
Deferred tax liabilities arising from:
  Depreciation/amortization             24,300      23,800
  Inventory basis differences           12,600       9,600
  State tax accrual                        500         200
  Foreign operations                     2,000          --
  Other                                4,500            --
___________________________________________________________
Gross deferred tax liabilities          43,900      33,600
___________________________________________________________
Net deferred tax asset (liability)     $11,600   $(11,100)
___________________________________________________________





                           Page 55

The Company has provided valuation allowances for domestic and foreign net operating and capital loss carryforwards to reduce the related future income tax benefits to zero. In addition, the Company has provided a valuation allowance related to acquired net operating losses of $300 at March 30, 1997 and $700 at March 31, 1996.

EMPLOYEE BENEFIT PLANS

Employee Pension Benefits

PCC has defined benefit pension plans covering certain domestic employees. Benefits generally are based on years of service and compensation. PCC's funding policy is to satisfy the funding requirements of the Employee Retirement
Income Security Act.

In determining the actuarial present value of the projected benefit obligation, the following assumptions were used: a discount rate of 7.50 percent in 1997, 7.25 percent in 1996 and 8.50 percent in 1995; a future compensation increase rate of 5.00 percent, and an expected long-term rate of return on assets of 9.00 percent in all years. The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in interest rates. The discount rates represent the expected yield on a portfolio of high-grade (AA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due. All significant plans of the Company are funded and are included below.

Net pension cost for each of the last three fiscal years was as follows:

__________________________________________________________________
                                        Fiscal    Fiscal    Fiscal
                                          1997      1996      1995
__________________________________________________________________
Service costs of benefits earned       $ 6,800   $ 4,500   $ 5,000
Interest cost on the projected
  benefit obligation                    10,000     7,500     5,200
Actual return on plan assets          (14,800)  (14,900)   (4,300)
Net amortization and deferral
  of items not reflected in earnings     3,300     6,300     (600)
__________________________________________________________________
Net pension cost                       $ 5,300   $ 3,400   $ 5,300
__________________________________________________________________

                           Page 56

The pension liability as of March 30, 1997 included the assumption of pension plan liabilities related to fiscal
1997 acquisitions. Reconciliation of the funded status of the plans to the pension liability was as follows:

___________________________________________________________
                                     March 30,   March 31,
                                          1997        1996
___________________________________________________________

Actuarial present value of
  benefit obligations:
  Vested benefit obligation           $113,200    $ 87,600
___________________________________________________________
  Accumulated benefit obligation      $118,000    $ 90,200
  Effects of estimated future
    pay increases                       29,000      28,200
___________________________________________________________
  Projected benefit obligation         147,000     118,400
  Plan assets at fair value            136,700     106,600
___________________________________________________________
  Funded status                       (10,300)    (11,800)
  Unrecognized asset at
    transition                         (1,800)     (2,100)
  Prior service cost not yet
    recognized                           (400)       (400)
  Unrecognized net loss                  2,300       9,100
___________________________________________________________
Accrued pension liability            $(10,200)   $ (5,200)
___________________________________________________________

Postretirement Benefits Other Than Pensions

PCC provides postretirement medical benefits for eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements.

Assumptions used in determining the net periodic postretirement benefit cost and the accrued postretirement benefit obligation included a discount rate of 7.50 percent in 1997, 7.25 percent in 1996 and 8.50 percent in 1995 and a medical inflation rate of 8.00 percent in 1997, 9.00 percent in 1996 and 10.00 percent in 1995, grading down to 5.00 percent after three years in 1997, four years in 1996 and five years in 1995. All significant plans of the Company are unfunded and are included below.

                           Page 57

The components of postretirement benefits cost were as follows:

__________________________________________________________
                               Fiscal    Fiscal     Fiscal
                                 1997      1996       1995
___________________________________________________________
                                                    (c)
Service cost                   $  300      $100       $200
Interest cost                   1,000       600        300
___________________________________________________________
Postretirement benefits cost   $1,300      $700       $500
__________________________________________________________

The accumulated postretirement benefits obligation was as follows:

____________________________________________________________
                                     March 30,     March 31,
                                          1997          1996
____________________________________________________________
Accumulated postretirement benefits obligation:
  Retirees                              $8,800        $3,000
  Eligible active plan participants      2,100         1,500
  Other active plan participants         4,800         3,200
____________________________________________________________
                                        15,700         7,700
  Unrecognized net (gain) loss           (400)           400
____________________________________________________________
Accrued postretirement benefits
  liability                            $16,100        $7,300
____________________________________________________________













                           Page 58

A one percent increase in the annual health care trend rates would have increased the accumulated postretirement benefits obligation at March 30, 1997 by $1,500 and at March 31, 1996 by $800 and increased the postretirement benefits cost by $200 in 1997, and $100 in both 1996 and 1995.

COMMITMENTS AND CONTINGENCIES

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.

SHAREHOLDERS' INVESTMENT

Authorized shares of common stock without par value consisted of 100,000,000 shares at March 30, 1997 and 50,000,000 shares at March 31, 1996 and April 2, 1995.
Authorized and unissued series A no par serial preferred stock consisted of 1,000,000 shares at March 30, 1997, March
31, 1996 and April 2, 1995.

In November 1996, the Company sold 3,300,000 shares of common stock in a stock offering at a price of $46.50 per share. The net proceeds to the Company totaled $146,100.

PCC translates the balance sheet of its foreign subsidiaries using the exchange rate at the end of the year. The statement of income is translated using the average exchange rate for the year. The effects of such translations are included in the shareholders' investment account "cumulative translation adjustments."

STOCK-BASED COMPENSATION PLANS

PCC has stock incentive plans for certain officers, key salaried employees and directors. The officer and employee stock incentive plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and sale of restricted stock. Awards under the officer and employee stock incentive plans are determined by the Compensation Committee of the Board of Directors. The time limit within which options may be exercised and other exercise terms are fixed by the Committee. The directors' plan grants options for 1,000 shares annually to each outside director. Option prices of the plans to date have been at the fair market value on the date of grant. The options become exercisable in installments from one to four


                           Page 59
years from the date of grant and generally expire seven to ten years from the date of grant. The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 1998 to fiscal 2006. At March 30, 1997, 1,032,000 stock incentive plan shares were available for future grants.

Changes during fiscal 1997, 1996 and 1995 in stock incentive plan shares outstanding were as follows:

___________________________________________________________
                                                   Weighted
                                                   Average
                                                   Exercise
                                 Shares             Price
___________________________________________________________
Outstanding at April 3, 1994    1,328,000           $17.43
  Granted                         208,000            22.98
  Exercised                     (465,000)            16.44
  Expired or cancelled           (39,000)            20.18
___________________________________________________________
Outstanding at April 2, 1995    1,032,000            18.89
  Granted                         189,000            34.91
  Exercised                     (357,000)            19.54
  Expired or cancelled           (38,000)            18.90
___________________________________________________________
Outstanding at March 31, 1996     826,000            22.31
  Granted                         251,000            45.91
  Exercised                     (152,000)            19.19
  Expired or cancelled           (20,000)            32.88
___________________________________________________________
Outstanding at March 30, 1997     905,000           $29.20
___________________________________________________________

Exercisable at April 2, 1995      478,000           $19.58
Exercisable at March 31,1996      326,000           $18.45
Exercisable at March 30,1997      393,000           $19.61


PCC also has an employee stock purchase plan whereby the Company is authorized to issue up to 2,250,000 shares of common stock to its full-time employees, nearly all of whom




                           Page 60
are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the market price at the date of grant.

In fiscal 1997, PCC adopted the disclosure-only alternative under Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company will continue to apply the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the above plans. Accordingly, no compensation cost has been recognized for its plans. If the accounting provisions of SFAS No. 123 had been adopted, PCC's net income and earnings per share would have been as follows:

____________________________________________________________
                                        Fiscal        Fiscal
                                          1997          1996
____________________________________________________________
Net Income:
  As Reported                          $56,500       $41,100
  Pro Forma                            $55,900       $40,900
____________________________________________________________
Earning Per Share:
  As Reported                          $  2.59       $  2.02
  Pro Forma                            $  2.56       $  2.01
____________________________________________________________

The weighted-average fair values of stock options granted in fiscal 1997 and 1996 were $15.10 and $11.21 per share, respectively. The weighted-average fair value of purchase rights granted in fiscal 1997 under the employee stock purchase plan was $10.64. In determining the effect of SFAS No. 123, the fair value of each option or purchase right granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:









                           Page 61

____________________________________________________________
                                       Fiscal         Fiscal
                                         1997           1996
____________________________________________________________
 Risk-free interest rates        6.0% to 6.3%   5.8% to 6.4%
 Dividend yield                          0.6%           0.6%
 Expected life                        5 years        5 years
 Expected volatility                    25.5%          26.0%
____________________________________________________________


The following table summarizes information about stock options outstanding at March 30, 1997:

                            Options Outstanding        Options Exercisable
                     __________________________________ ___________________
                                                                    Weighted
                                              Weighted              Average
      Range of                 Average        Average               Exercise
  Exercise Prices   Shares     Life (a)    Exercise Price Shares     Price
___________________________________________________________________________
_

  $11.58 to $17.50   247,000      3.0          $14.77     200,000    $14.15
   19.79 to  22.88   183,000      6.2           22.33      98,000     21.86
   23.17 to  35.50   226,000      7.0           32.26      95,000     28.75
   39.88 to  44.50    45,000      9.2           43.24           0     42.86
   46.38 to  49.25   204,000      9.6           46.46           0      0.00
___________________________________________________________________________
_

  $11.58 to $49.25   905,000      6.5          $29.20     393,000    $19.61
____________________________________________________________________________

(a)  Weighted average contractual life remaining in years

                                     Page 62

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

SEGMENT INFORMATION

PCC manufactures and markets complex metal components and products in one industry segment. Principal customers are manufacturers of aircraft jet engines, industrial gas turbine engines and other industrial products, including pumps, compressors, automotive components, devices for surgical bone repair and replacement, electronics, fasteners, firearms, ordnance and consumer appliances.






                           Page 63

Net sales included sales to General Electric in the amounts of $150,500 in 1997, $121,600 in 1996 and $92,600 in 1995 and
sales to Pratt & Whitney in the amounts of $125,200 in 1997, $90,800 in 1996 and $72,600 in 1995. No other customer accounted for more than 10 percent of net sales.

The geographic distribution of net sales, earnings from operations and identifiable assets are summarized as follows:

                                            Fiscal 1997
________________________________________________________

Net sales to unrelated entities:
  United States                              $  842,800
  Europe                                        104,700
  Other                                          25,300
________________________________________________________
                                             $  972,800
________________________________________________________
Earnings from operations:
  United States                              $   99,100
  Europe                                         14,000
  Other                                           2,700
________________________________________________________
                                                115,800
Less:
  Provision for restructuring                     3,400
  Interest expense, net                          16,700
________________________________________________________
Income before provision for income taxes     $   95,700
________________________________________________________
Assets:
  United States                              $  915,400
  Europe                                        113,000
  Other                                          32,700
  Corporate, cash and eliminations                9,000
________________________________________________________
                                             $1,070,100
________________________________________________________

Total net sales and identifiable assets of PCC's foreign subsidiaries represented less than 10 percent of consolidated totals in 1996 and 1995.





                           Page 64

Export sales originating from the United States of $216,800 in 1997, $134,800 in 1996 and $108,900 in 1995 were made principally to customers in Europe. Total net sales to customers outside the United States were $346,800 in 1997, $156,200 in 1996 and $126,800 in 1995 or 36 percent, 28 percent and 29 percent of the Company's sales in those years.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of Precision
Castparts Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' investment present fairly, in all material respects, the financial position of Precision Castparts Corp. and its subsidiaries at March 30, 1997 and March 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
____________________________
Price Waterhouse LLP
Portland, Oregon
April 25, 1997











                           Page 65

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

Price Waterhouse LLP, certified public accountants, provides an objective, independent review of management's discharge of its obligation related to the fairness of reporting operating results and financial condition. Price Waterhouse LLP performs auditing procedures necessary in the circumstances to render an opinion on the financial statements contained in this report.

The Audit Committee of the Board of Directors is composed solely of outside directors. The Committee meets periodically and, when appropriate, separately with representatives of the independent public accountants and the internal auditors to monitor the activities of each.

/s/ WILLIAM C. MCCORMICK           /s/ WILLIAM D. LARSSON
_________________________          _________________________
William C. McCormick               William D. Larsson
Chairman, and Chief                Vice President and Chief
Executive Officer                  Financial Officer














                           Page 66

Five-Year Summary of Selected Financial Data

(Unaudited)
(In thousands, except employee and per share data)
___________________________________________________________________________
__________
                                    1997      1996      1995      1994      1993
___________________________________________________________________________
__________
Net sales                          $  972,800 $ 556,800 $ 436,400 $ 420,400 $ 461,400
Net income                         $   56,500 $  41,100 $  29,000 $  22,200 $   1,800
Return on sales                          5.8%      7.4%      6.6%      5.3%      0.4%
Return on beginning
  shareholders' investment              18.6%     15.9%     13.0%     11.1%      0.6%
Net income per common share        $     2.59 $    2.02 $    1.45 $    1.14 $    0.07
Cash dividends declared
  per common share                 $     0.24 $    0.24 $    0.22 $    0.12 $    0.08
Average shares of common
  stock outstanding (000)              21,800    20,400    20,000    19,500    26,800
Working capital                    $  205,200 $ 125,800 $  89,900 $ 125,700 $ 137,000
Total assets                       $1,070,100 $ 450,500 $ 406,700 $ 342,900 $ 424,300
Total debt                         $  300,500 $  13,900 $  26,000 $  15,700 $  19,400
Total shareholders' investment     $  504,400 $ 303,100 $ 258,400 $ 222,800 $ 199,900
Total debt as a percent of total
  debt and shareholders' investment     37.3%      4.4%      9.1%      6.6%      8.8%
Book value per share               $    21.03 $   14.76 $   12.80 $   11.31 $   10.27
Capital expenditures               $   52,800 $  19,700 $  10,900 $   7,400 $  16,000
Number of employees                     9,280     5,646     5,166     3,993     4,341
Number of shareholders of record        2,267     2,327     2,480     2,750     2,580
___________________________________________________________________________
__________

The Selected Financial Data have been restated, as appropriate, to reflect the three-for-two stock split, effective August 1994.
                                     Page 67
Quarterly Financial Information
(Unaudited)
(In thousands, except per share data)

______________________________________________________________________
__________
                                                      1997
                           1st Quarter   2nd Quarter    3rd Quarter  4th Quarter(1)
______________________________________________________________________
__________
Net sales                     $166,000      $244,900       $274,600     $287,300
Gross profit                  $ 31,900      $ 51,700       $ 59,300     $ 64,400
Net income                    $ 11,300      $ 13,300       $ 15,300     $ 16,600
Net income per share          $   0.55      $   0.64       $   0.70     $   0.70
Cash dividends per share      $   0.06      $   0.06       $   0.06     $   0.06
Common stock prices:
  High                        $  44.50      $  51.25       $  50.63     $  54.63
  Low                         $  38.50      $  33.38       $  45.38     $  48.00
  End                         $  42.00      $  50.88       $  49.25     $  52.00
______________________________________________________________________
__________

                                     Page 68

                                                      1996
                           1st Quarter   2nd Quarter 3rd Quarter(2)  4th Quarter
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
______________________________________________________________________
__________

[FN]
___________
(1) During the fourth quarter of fiscal 1997, the Company recorded a provision for restructuring of $3,400 for the relocation of PCC Composites and its consolidation with AFT. The tax-effected impact of the provision totaled $2,000, or $0.10 per share.

(2) During the third quarter of fiscal 1996, the Company recorded a tax benefit of $2,200 from the settlement of a state tax issue, and a $400 benefit from a research and development tax credit. The impact from the two items was equal to $0.13 per share.


                                     Page 69

EXHIBIT 21

          SUBSIDIARIES OF PRECISION CASTPARTS CORP.

                                                     State or
                          Approximate Percentage Jurisdiction of
                           of Voting Securities   Incorporation
Name of Subsidiary                Owned          or Organization
______________________________________________________________
          ___
PCC Structurals, Inc.              100%               Oregon
PCC Airfoils, Inc.                 100%                Ohio
PCC Flow Technologies, Inc.        100%              Delaware
PCC Specialty Products, Inc.       100%              Delaware
Advanced Forming Technology, Inc.  100%              Colorado
PCC-France, S.A.                   100%               France
PCC Composites, Inc.               100%            Pennsylvania
AETC Limited                       100%           United Kingdom





















                           Page 70

EXHIBIT 23

             CONSENT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Precision
Castparts Corp.

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 333-12971, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95890, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 2-95855, to the incorporation by reference in the Registration Statement on Form S-8 No. 333-14577, to the incorporation by reference in the Registration Statement on Form S-8 No. 333-20015, to the incorporation by reference in the Registration Statement on Form S-8 No. 33-32367, and to the incorporation by reference in the Registration Statement on Form S-8, No. 33-40559 of Precision Castparts Corp. of our report dated April 25, 1997 which appears on page 31 of the Financial Section of the 1997 Annual Report to Shareholders of Precision Castparts Corp., which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears in Item 14(a)(2) in this Annual Report on Form 10-K.




/s/ PRICE WATERHOUSE LLP
______________________________
PRICE WATERHOUSE LLP
Portland, Oregon
June 27, 1997














                           Page 71