Form 10-K405/A
period 1997-03-30
PRECISION CASTPARTS CORP
filed 1997-07-09
CIK 79958

=================================================================
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                     __________________

                         FORM 10-K/A

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







This amendment is submitted to correct some typographical errors that occurred in the conversion process and do not represent any material changes.
                           PART I
ITEM 1. BUSINESS

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

IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating component-level advances which are included not only in new engines but also in the refurbishing and upgrading of existing turbines. PCC has leveraged its DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce IGT airfoil blades and vanes that are better able to withstand the extreme heat and stresses of the new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by the Company for the aerospace market. Because of their size, IGT airfoils are more difficult to cast than smaller aerospace airfoils with the same properties.

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

Other Investment Casting Products

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


Fluid Management Products

The Company designs, manufactures, markets and services a broad range of high quality, precision industrial fluid management products, including fluid handling industrial valves, industrial pumps and fluid measuring instruments. The Company's finished fluid management products are manufactured primarily from castings, forging and fabricated steel parts. These products are sold worldwide under well-established brand names, including "General Valve," "NEWCO," "TECHNO," "Barber" and "OIC" valves, "Johnson," "PACO" and "Crown" pumps, and "Water Specialties" and "Penberthy" measuring instruments, to a wide range of end-user markets.

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


Valves

The Company manufactures and markets specialty industrial and general purpose valves, fittings and flanges principally for the chemical, refining, energy, pulp and paper and marine markets. The Company's valve products consist primarily of multi-turn industrial valves, check valves, quarter turn industrial ball and plug valves, double block and bleed dual expanding plug valves and four-way diverted valves and valve operators. Many of the Company's valves are manufactured under contract by ISO 9001-qualified overseas suppliers to precise industry and end-user standards and specifications. The valve designs are developed and modified by the Company's engineering staff for particular applications as determined by market conditions and end-user specifications. The Company markets its valve products under several brand names, including "General Valve," "NEWCO," "TECHNO," "Barber" and "OIC." The Company believes its General Valve positive shut-off, double block and bleed valve and its Technocheck hinged check valves are among the most technologically advanced products sold in the fluid control market.

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


Powdered Metal and Other Metal Products

The Company is the largest producer of powdered metal parts manufactured by metal-injection-molding ("MIM"), and is a leading manufacturer of specialty metal gears and tungsten carbide cutting tools and wear parts that are made from powdered metal using a metal compaction and sintering process. In addition, the Company manufactures advanced technology, lightweight, net shape metal-matrix-composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure infiltration casting process. The Company believes these businesses have the potential for rapid growth and complement the Company's core competencies in metals, precision metalworking and the management of complex manufacturing processes. Powdered metal and other metal products accounted for approximately 7 percent of the Company's net sales in fiscal 1997 and were sold primarily to the general industrial and automotive markets.

The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous industries, including computer peripherals, medical, electronics, automotive, power tools and firearms. In


                           Page 11
addition, the Company manufactures powdered metal helical gears and tungsten carbide cutting tools and wear parts using a metal compaction and sintering process for various industrial markets. The Company also manufactures advanced technology, lightweight, net shape metal-matrix-composite parts using a pressure infiltration casting process. Metal-matrix-composite parts have high thermal conductivity and tightly controlled thermal expansion characteristics, and are used in electronic applications that require heat dissipation, such as automotive, telecommunication, aerospace and computer products. The Company also supplies permanently lubricated metal bearings, bushings and radius plates under the "Lubrite" brand name for offshore drilling, hydroelectric, bridge, construction and marine applications. The Company believes the broad range of products and highest standards of craftsmanship offer it growth opportunities in the numerous industry applications.


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


Research and Development

The Company maintains separate research and development departments at PCC Structurals, Inc. ("PCC Structurals") and PCC Airfoils, Inc. ("PCC Airfoils"). The research and development effort at these locations is directed at the scientific aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $2.6 million in 1997, $3.5 million in 1996, and $3.1 million in 1995. A substantial amount of the Company's technological capability is the result of engineering work and experimentation performed in connection with process development and production of new parts. This engineering work is charged to the cost of production and is not included in research and development expenditures.


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

In 1993, a lawsuit was filed in federal district court in Connecticut against Quamco, Inc., a corporation that the Company acquired in 1995 and which is now known as PCC Specialty Products, Inc., (Marrone v. Quamco, Inc. U.S.D.C., Conn.). The plaintiff has alleged that Quamco is liable for approximately $1.0 million for damages to his property arising out of contamination allegedly caused by Quamco. In March 1997, the court granted the defendants' motion to dismiss this lawsuit for lack of prosecution by the plaintiff, and the court entered a judgment in favor of the defendants. The plaintiff has petitioned the court to vacate or revise the judgment, and the case is still pending.

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

ITEM 2. PROPERTIES

The Company's manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

                               No. of         Building Space (sq. ft.)
Division                      Facilities    Leased     Owned       Total
_____________________________ __________  _______________________________
Executive & Corporate Offices
  Domestic                        1           7,300         --      7,300
  Foreign                        --              --         --         --

PCC Structurals:
  Domestic                        5         186,000    775,000    961,000
  Foreign                         1              --     77,000     77,000

PCC Airfoils
  Domestic                        9          13,000    900,000    913,000
  Foreign                         3         153,000    249,000    402,000

PCC Flow Technologies
  Domestic                       35         482,400    748,000  1,230,400
  Foreign                        13          37,500    109,000    146,500

PCC Specialty Products
  Domestic                       14         201,000    778,300    979,300
  Foreign                        --              --         --         --

Advanced Forming Technology
  Domestic                        4          73,000     18,000     91,000
  Foreign                        --              --         --         --

Total Company
  Domestic                       68         962,700  3,219,300  4,182,000
  Foreign                        17         190,500    435,000    625,500

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


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