Form 10-Q
period 1997-06-29
PRECISION CASTPARTS CORP
filed 1997-08-08
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
             For the Quarter Ended June 29, 1997
                 Commission File No. 1-10348

           _______________________________________

                  Precision Castparts Corp.


                    An Oregon Corporation
         IRS Employer Identification No. 93-0460598
                  4650 S.W. Macadam Avenue
                          Suite 440
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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of August 6, 1997:  24,127,099

                                          Page 1 of 12 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.












PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

                                     Three Months Ended
                                 ___________________________

                                 June 29, 1997  June 30, 1996
                                 ___________________________
Net Sales                             $317,000            $
166,000
Cost of Goods Sold                     249,100      134,100
Selling and Administrative Expenses     30,000       12,600
Interest Expense, Net                    5,000          300
                                      ________
________

Income Before Provision for
  Income Taxes                          32,900       19,000
Provision for Income Taxes              13,400        7,700
                                      ________
________

Net Income                            $ 19,500     $ 11,300
                                      ========     ========

Net Income Per Common Share           $   0.81     $   0.55
                                      ========     ========



See Notes to the Interim Financial Statements on page 6.

















Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets

(In thousands)

                                  June 29,1997  March 30, 1997
                                   ____________________________
ASSETS
Current Assets:
  Cash and cash equivalents          $    2,200   $   10,100
  Receivables                           202,700      178,200
  Inventories                           232,800      235,800
  Prepaid expenses                        6,300        6,200
  Current deferred tax asset             26,000       23,800
                                     __________   __________
    Total current assets                470,000      454,100
                                     __________   __________

Property, Plant and Equipment, at cost  414,200      398,800
  Less -- Accumulated depreciation    (177,800)    (169,700)
                                     __________   __________
    Net property, plant and equipment             236,400        229,100

Goodwill, net of amortization           377,000      379,500
Other Assets, net                         7,800        7,400
                                     __________   __________

                                     $1,091,200   $1,070,100
                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                      $   21,000   $   17,000
  Current portion of long-term debt      24,600       22,500
  Accounts payable                       73,400       84,400
  Accrued liabilities                   103,300      101,900
  Income taxes payable                   30,000       23,100
                                     __________   __________
    Total current liabilities           252,300      248,900
                                     __________   __________
Long-Term Debt, excluding
   current portion                      254,000      261,000
Deferred Tax Liability                   12,300       12,200
Accrued Retirement Benefits Obligation   33,100       26,000
Other Long-Term Liabilities              12,600       17,600
                                     __________   __________
    Total liabilities                   564,300      565,700
                                     __________   __________

See Notes to the Interim Financial Statements on page 6.


Shareholders' Investment:
  Common stock                           24,100       24,000
  Paid-in capital                       164,900      160,800
  Retained earnings                     337,400      319,400
  Cumulative translation adjustment         500          200
                                     __________   __________
      Total shareholders' investment    526,900      504,400
                                     __________   __________
                                     $1,091,200   $1,070,100
                                     ==========   ==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                          Three Months Ended
                                     ___________________________
                                     June 29, 1997June 30, 1996
                                     ___________________________

Cash Flows from Operating Activities:
  Net income                         $  19,500     $  11,300
  Non-cash items included in income:
    Depreciation and amortization       10,800         6,100
    Deferred taxes                       (100)       (1,300)
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables                       (24,800)       (8,900)
    Inventories                          2,900       (5,300)
    Prepaids                             (100)         (100)
    Payables, accruals & current taxes (3,300)       (4,400)
    Other operating activities, net      1,300         3,800
                                     _________     _________
      Net cash provided by
      operating activities               6,200         1,200
                                     _________     _________


See Notes to the Interim Financial Statements on page 6.











Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                           --      (42,200)
  Acquisition of property, plant
    and equipment                     (15,900)       (8,600)
  Other investing activities, net        1,100           200
                                     _________     _________
      Net cash used by investing
      activities                      (14,800)      (50,600)
                                     _________     _________

Cash Flows from Financing Activities:
  Proceeds of long-term debt                --        32,000
  Payment of long-term debt            (5,500)       (6,500)
  Proceeds of notes payable              4,000           700
  Sale of common stock                   4,200         1,100
  Cash dividends                       (1,400)       (1,200)
  Other financing activities, net        (600)           700
                                     _________     _________
      Net cash provided by
      financing activities                 700        26,800
                                     _________     _________

Net Decrease in Cash and
  Cash Equivalents                     (7,900)      (22,600)
Cash and Cash Equivalents at
  Beginning of Period                   10,100        26,200
                                     _________     _________

Cash and Cash Equivalents at
  End of Period                      $   2,200     $   3,600
                                     =========     =========

See Notes to the Interim Financial Statements on page 6.



















                                                      Page 6
Notes to the Interim Financial Statements

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

(2) Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 24,000,000 shares outstanding for the three months ended June 29, 1997, and 20,600,000 shares outstanding for the three months ended June 30, 1996. Fully diluted amounts are not presented because they are not materially different than amounts shown.

(3)  In the first quarter of last year, PCC acquired The
     Olofsson Corporation ("Olofsson"). In the second quarter of last year, the Company acquired Balo
     Precision Parts, Inc. ("Balo"), AE Turbine Components,
     Limited ("AETC"), NEWFLO Corporation (now operating as
     "PCC Flow Technologies") and Astro Punch Corporation
     ("Astro Punch"). In the third and fourth quarters of last year, the Company acquired Crown Pump Corp.
     ("Crown Pump")and OIC Valve ("OIC"), respectively.

     The following represents the pro forma results of operations for the Company and its material acquisitions for the three months ended June 30, 1996, as though the acquisitions had occurred at the beginning of the fiscal year. Results for the three months ended June 29, 1997 include the full quarter's











     results from acquisitions. The pro forma information is not necessarily indicative of the results which would have resulted had the acquisitions occurred at the beginning of the fiscal year, nor is it necessarily indicative of future results.

                        Three Months Ended
                        ___________________
                          June 30, 1996
                        ___________________
     Revenues                 $255,900
                              ========

     Net Income               $ 12,800
                              ========

     Earnings per share       $    .62
                              ========

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the first quarter were $317.0 million, up 91 percent from $166.0 million in the same quarter last year. Net income was $19.5 million, or $0.81 per share, for the quarter, compared with net income of $11.3 million, or $0.55 per share in the same quarter last year.

Results of Operations - Comparison Between Three Months
Ended June 29, 1997 and June 30, 1996

Sales increased $151.0 million as compared to the first quarter a year ago, primarily due to acquisitions completed in fiscal 1997, coupled with strong demand in the aerospace market.

Cost of goods sold as a percent of sales for the first quarter of fiscal 1998 was 79 percent, an improvement from the 81 percent reported in the first quarter last year.
Reflected in the fiscal 1998 results are higher margins contributed by the acquisitions made in fiscal 1997, partially offset by higher costs related to development of industrial gas turbine ("IGT") products.







Selling and administrative costs were $30.0 million for the quarter, up $17.4 million from the $12.6 million a year ago. The higher level of selling and administrative expenses primarily reflects the addition of the new acquisitions completed in fiscal 1997.

Net interest expense in the first quarter of fiscal 1998 was $5.0 million, as compared with $0.3 million in the first quarter a year ago. The higher expense reflects the lower cash balances and higher debt this year as compared with a year ago, as a result of borrowings to fund the acquisitions as well as debt assumed in connection with the acquisitions.

The effective tax rate in the first quarter of fiscal 1998 was 40.8 percent approximating last year's effective tax rate of 40.5 percent. The current fiscal year rate reflects higher amounts of nondeductible goodwill amortization, partially offset by utilization of tax benefits related to prior period operating losses of a foreign subsidiary.

Changes in Financial Condition and Liquidity

Total assets of $1,091.2 million at June 29, 1997
represented a $21.1 million increase from the $1,070.1 million balance at March 30, 1997. Higher accounts receivable and property, plant and equipment balances were partially offset by a decrease in cash. Total capitalization at June 29, 1997, was $826.5 million, consisting of $299.6 million of debt and $526.9 million of equity. The debt-to-capitalization ratio was 0.36 compared with 0.37 at the end of the prior fiscal year.

Cash from earnings for the three months ended June 29, 1997 of $30.2 million, plus cash of $4.2 million from the sale of common stock through stock option exercises was less than cash requirements which consisted of $24.0 million for increased working capital, $15.9 million for capital expenditures, $1.5 million for repayments of both short and long-term borrowings and $1.4 million for dividends. The net decrease in the quarter's cash resulted in an ending cash balance of $2.2 million, down $7.9 million from fiscal 1997 year end.












At quarter end, the Company had a pending acquisition of the assets of Pittler GmbH of Langen, Germany. This acquisition was completed after quarter end in a cash transaction for approximately $5.4 million and will be accounted for using the purchase method. The Company used cash on hand and borrowings on an existing bank credit facility. PCC believes that future capital requirements for property, plant and equipment and cash dividends can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings and the issuance of stock.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 1997 Annual Meeting of Shareholders of the Company was held on August 6, 1997. At that meeting, the shareholders elected three directors to serve terms of three years; approved the 1998 Employee Stock Purchase
     Plan; approved the Executive Performance Compensation
     Plan; amended the 1987 Non-Employee Directors' Stock
     Option Plan; and ratified the appointment of Price
     Waterhouse LLP as auditors of the Company for the 1998 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes is included in the table below:






















                                             Votes

_________________________________________________________________________
                                                Against                 Broker
                                     Cast          or        Absten-     Non-
Matter Voted Upon                    For        Withheld      tions     Votes     Total
________________________________________________________________________________
________________
1.  To elect three
    directors to
    serve terms of
    three years

    William C. McCormick        21,015,990       116,695        --        --       21,132,685
    Vernon E. Oechsle           20,855,615       277,070        --        --       21,132,685
    Steve C. Reidel             20,855,925       276,760        --        --       21,132,685

2.  To adopt the 1998
    Employee Stock Purchase
    Plan                        20,969,440        85,177    78,068        --       21,132,685

3.  To adopt the Executive
    Performance Compensation
    Plan                        19,976,424     1,058,722    97,539        --       21,132,685

4.  To amend the 1987 Non-
    Employee Directors'
    Stock Option Plan           19,732,273     1,290,264   110,148        --       21,132,685

5.  To ratify the
    appointment of
    Price Waterhouse LLP
    as auditors of
    the Company for
    the 1998 fiscal year        21,091,292        11,234    30,159        --       21,132,685


Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits

                 (10)B     Precision Castparts Corp.
                 Revised and Restated Non-Employee
                 Directors' Stock Option Plan as amended.

                 (10)G     Precision Castparts Corp.
                 Executive Performance Compensation Plan.

                 (10)L     Precision Castparts Corp. 1998
                 Employee Stock Purchase Plan.


          (27)   Financial Data Schedule


Item 6.(b)  Reports on Form 8-K

            None.

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














                                                     Page 12
SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  August 8, 1997         /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)





