Form 10-Q
period 1997-09-28
PRECISION CASTPARTS CORP
filed 1997-11-12
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
          For the Quarter Ended September 28, 1997
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of November 3, 1997:  24,186,202




                                          Page 1 of 11 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.


PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

                                      Three Months Ended
                            _____________________________________
                            September 28, 1997    September 29,
1996
                            _____________________________________
Net Sales                            $ 318,100         $244,900
Cost of Goods Sold                     248,200          193,200
Selling and Administrative Expenses     30,900           23,400
Interest Expense, Net                    4,500            5,500
                                      _______          ________

Income Before Provision for
  Income Taxes                          34,500           22,800
Provision for Income Taxes              13,800            9,500
                                      _______          ________

Net Income                            $ 20,700         $ 13,300
                                       =======         ========

Net Income Per Common Share (2)       $   0.86         $   0.64
                                      ========
========

                                          Six Months Ended
                            _____________________________________
                            September 28, 1997    September 29,
1996
                            _____________________________________
Net Sales                            $ 635,100         $410,900
Cost of Goods Sold                     497,300          327,300
Selling and Administrative Expenses     60,900           36,000
Interest Expense, Net                    9,500            5,800
                                      ________         ________

Income Before Provision for
  Income Taxes                          67,400           41,800
Provision for Income Taxes              27,200           17,200
                                      ________         ________

Net Income                            $ 40,200         $ 24,600
                                      ========         ========

Net Income Per Common Share (2)       $   1.67         $   1.19
                                      ========         ========

See Notes to the Interim Financial Statements on page 6.
                           Page 2

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

                             September 28,1997  March 30, 1997
                              _________________________________
ASSETS
Current Assets:
  Cash and cash equivalents         $    8,700    $   10,100
  Receivables                          203,400       178,200
  Inventories                          234,200       235,800
  Prepaid expenses                       5,300         6,200
  Current deferred tax asset            30,800        23,800
                                    __________    __________
    Total current assets               482,400       454,100
                                    __________    __________

Property, Plant and Equipment, at cost 430,000      398,800
  Less -- Accumulated depreciation  (  184,900)   ( 169,700)
                                    __________    __________
    Net property, plant and equipment  245,100       229,100

Goodwill, net of amortization          364,200       379,500
Other Assets, net                        7,100         7,400
                                    __________    __________

                                    $1,098,800    $1,070,100
                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                     $   17,000    $   17,000
  Current portion of long-term debt     24,500        22,500
  Accounts payable                      69,800        84,400
  Accrued liabilities                  116,400       101,900
  Income taxes payable                  22,000        23,100
                                    __________    __________
    Total current liabilities          249,700       248,900
                                    __________    __________
Long-Term Debt, excluding
   current portion                     242,500       261,000
Deferred Tax Liability                  18,900        12,200
Accrued Retirement Benefits Obligation  31,800        26,000
Other Long-Term Liabilities              9,200        17,600
                                    __________    __________
    Total liabilities                  552,100       565,700
                                    __________    __________

See Notes to the Interim Financial Statements on page 6.
                           Page 3

Shareholders' Investment:
  Common stock                          24,200        24,000
  Paid-in capital                      167,100       160,800
  Retained earnings                    356,700       319,400
  Cumulative translation adjustment    (1,300)           200
                                    __________    __________
      Total shareholders' investment              546,700        504,400
                                    __________    __________
                                    $1,098,800    $1,070,100
                                    ==========    ==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                          Six Months Ended
                            _____________________________________
                            September 28, 1997    September 29,
1996
                            _____________________________________

Cash Flows from Operating Activities:
  Net income                         $  40,200           $ 24,600
  Non-cash items included in income:
    Depreciation and amortization       21,100             14,900
    Deferred taxes                       1,900            (5,600)
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables                       (23,300)           (22,000)
    Inventories                         10,200           (12,700)
    Prepaids                               900            (1,300)
    Other assets                           400            (1,200)
    Payables, accruals & current taxes (7,000)              4,400
    Other operating activities, net      3,100              2,800
                                     _________           ________
      Net cash provided by
      operating activities              47,500              3,900
                                     _________           ________

Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                      (5,300)           (316,400
)
  Acquisition of property, plant
    and equipment                     (34,500)           (16,800)
  Other investing activities, net        3,300                300
                                     _________           ________
      Net cash used by investing
      activities                      (36,500)           (332,900
)

                           Page 4

Cash Flows from Financing Activities:
  Proceeds of long-term debt            27,500            308,300
  Payment of long-term debt           (43,900)            (6,900)
  Proceeds of notes payable              4,000             13,800
  Payment of notes payable             (4,000)                 --
  Sale of common stock                   6,600              1,800
  Cash dividends                       (2,900)            (1,200)
  Other financing activities, net          300            (1,000)
                                     _________           ________
      Net cash (used by) provided
      by financing activities         (12,400)            314,800
                                     _________           ________

Net Decrease in Cash and
  Cash Equivalents                     (1,400)           (14,200)
Cash and Cash Equivalents at
  Beginning of Period                   10,100             26,200
                                     _________           ________

Cash and Cash Equivalents at
  End of Period                      $   8,700           $ 12,000
                                     =========           ========























See Notes to the Interim Financial Statements on page 6.
                           Page 5

Notes to the Interim Financial Statements

(1)  Basis of Presentation

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

(2)  Earnings per Share

     Earnings per share have been computed based on the weighted average number of shares of common stock outstanding during the periods. Net income per share is based on 24,100,000 shares outstanding for the six months ended September 28, 1997, and 20,600,000 shares outstanding for the six months ended September 29, 1996. Fully diluted amounts are not presented because they are not materially different than amounts shown.

(3)  Fiscal 1998 Acquisition

     On July 7, 1997, the Company acquired certain of the assets of Pittler GmbH of Langen, Germany, a manufacturer of computer-controlled metalworking machine systems. The business will operate as part of PCC Specialty Products, Inc. This acquisition was completed in a cash transaction for approximately $5.3 million. Purchase accounting yielded negative goodwill of approximately $3.3 million.

(4)  Fiscal 1997 Acquisitions

     In the first quarter of last year, PCC acquired The
     Olofsson Corporation ("Olofsson"). In the second quarter of last year, the Company acquired Balo
     Precision Parts, Inc. ("Balo"), AE Turbine Components,
     Limited ("AETC"), NEWFLO Corporation (now operating as



                           Page 6

     "PCC Flow Technologies") and Astro Punch Corporation
     ("Astro Punch"). In the third and fourth quarters of last year, the Company acquired Crown Pump Corp.
     ("Crown Pump")and OIC Valve ("OIC"), respectively.

     The following represents the pro forma results of operations for the Company and its material fiscal 1997 acquisitions as though the acquisitions had occurred at the beginning of the periods shown. However, the pro forma information is not necessarily indicative of the results which would have resulted had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                 Three                Six
                              Months Ended        Months Ended
                            _____________________________________
                            September 29, 1996    September 29,
1996
                            _____________________________________
Net Sales                            $ 268,000         $523,900
                                     =========         ========

Net Income                           $  13,000         $ 25,800
                                     =========         ========

Earnings per share                   $    0.63         $   1.25
                                     =========         ========

(5)  Subsequent Events

     On October 31, 1997, the Company purchased 100 percent of the stock of J&L Fiber Services, Inc., a manufacturer of refiner plates for the pulp and paper industry. The purchase price of $108.0 million was funded through an existing credit line. The business is headquartered in Waukesha, Wisconsin.

     The Company has issued a redemption notice and will redeem its subordinated notes as of November 15, 1997 for $105.3 million including the call premium, which is recorded as a current liability. Terms and conditions of the subordinated notes restrict any call transactions by the Company prior to November 15, 1997.



                           Page 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the second quarter of fiscal 1998 were $318.1 million, up 30 percent from $244.9 million in the same quarter last year. Net income was $20.7 million, or $0.86 per share, for the quarter, compared with net income of $13.3 million, or $0.64 per share in the same quarter last year.

Results of Operations - Comparison Between Three Months
Ended September 28, 1997 and September 29, 1996

Sales increased $73.2 million as compared to the second quarter a year ago, due primarily to acquisitions completed during the second quarter of fiscal 1997 as well as the acquisition of PCC Pittler completed during the current quarter, coupled with strong demand in the aerospace market.

Cost of goods sold as a percent of sales for the second quarter of fiscal 1998 was 78 percent, a slight improvement from the 79 percent reported in the second quarter last year. Reflected in the fiscal 1998 results are higher margins contributed by the acquisitions made in fiscal 1997, partially offset by higher costs related to development of industrial gas turbine ("IGT") products.

Selling and administrative costs were $30.9 million for the quarter, up $7.5 million from the $23.4 million a year ago.
The higher level of selling and administrative expenses primarily reflects the addition of the new acquisitions completed in fiscal 1997.

Net interest expense in the second quarter of fiscal 1998 was $4.5 million, as compared with $5.5 million in the second quarter a year ago. The lower expense reflects lower average borrowings during the current fiscal quarter, coupled with interest income received from a purchase price adjustment related to a fiscal 1997 acquisition.

The effective tax rate in the second quarter of fiscal 1998 was 39.8 percent. This compares to last year's effective tax rate of 41.8 percent. The current fiscal year rate reflects utilization of tax benefits related to prior period operating losses of a foreign subsidiary and a state tax refund, partially offset by higher amounts of non-deductible goodwill amortization.



                           Page 8

Results of Operations - Comparison Between Six Months Ended
September 28, 1997 and September 29, 1996.

Sales of $635.1 million for the first six months of fiscal 1998 increased $224.2 million, or 55 percent, compared to the first six months a year ago. The increase was due to improved sales in nearly all business areas, particularly to the aerospace industry, as well as the impact from acquisitions made in both fiscal 1997 and 1998. Excluding the effects of the acquisitions, sales increased $86.0 million or 27 percent.

Cost of goods sold as a percent of sales for the first half of fiscal 1998 was 78 percent, representing an improvement from the 80 percent from the first half of last year.
Reflected in the fiscal 1998 results are higher margins contributed by a number of the acquisitions, partially offset by higher costs related to the development of industrial gas turbine products.

Selling and administrative costs were $60.9 million for the first six months, or 10 percent of sales, compared to $36.0 million or 9 percent of sales, a year ago. This increase reflects the effects of a full six months of fiscal 1997 acquisitions which operate with higher selling costs due to their related advertising, trade show and sales commission costs.

Net interest expense in the first half of fiscal 1998 was $9.5 million, as compared with $5.8 million in the first half a year ago. The increase reflects the lower cash balances and higher debt this year compared with a year ago as a result of borrowing to fund the fiscal 1997 and 1998 acquisitions, as well as debt assumed in connection with these acquisitions.

The effective tax rate for the first six months of fiscal 1998 was 40.3 percent, slightly lower than the last year's effective tax rate of 41.1 percent. The decrease reflects the utilization of tax benefits related to prior period operating losses of a foreign subsidiary and a state tax refund, partially offset by higher amounts of non-deductible goodwill amortization.







                           Page 9

Changes in Financial Condition and Liquidity

Total assets of $1,098.8 million at September 28, 1997 represented a $28.7 million increase from the $1,070.1 million balance at March 30, 1997. Higher accounts receivable and property, plant and equipment balances were partially offset by a decrease in goodwill as a result of current year amortization and purchase price adjustments as well as a decrease in cash. Total capitalization at September 28, 1997, was $830.7 million, consisting of $284.0 million of debt and $546.7 million of equity. The debt-to-capitalization ratio including short-term debt was 0.34 compared with 0.37 at the end of the prior fiscal year.

Cash from earnings for the six months ended September 28, 1997 of $63.2 million, plus cash of $6.6 million from the sale of common stock through stock option exercises, was slightly less than cash requirements which consisted of $34.5 million of capital expenditures, $16.4 million of debt repayment, $15.7 million of increased working capital, $5.3 million for the acquisition of PCC Pittler and $2.9 million of cash dividends. The cash flow shortfall was funded from available cash. As of September 28, 1997, cash and cash equivalents were $8.7 million.

PCC believes that future capital requirements for property, plant and equipment and cash dividends can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings and the issuance of stock.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Item 6.(a)  Exhibits

          (27)   Financial Data Schedule


Item 6.(b)  Reports on Form 8-K

            None.





                           Page 10

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





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  November 5, 1997       /s/  W.D. LARSSON
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)








                           Page 11