Form 10-Q
period 1997-12-28
PRECISION CASTPARTS CORP
filed 1998-02-11
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Quarter Ended December 28, 1997
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of February 9, 1998:  24,199,939




                                          Page 1 of 14 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.


PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

                                      Three Months Ended
                            _____________________________________
                             December 28, 1997    December 29,
1996
                            _____________________________________
Net Sales                            $ 326,400         $274,600
Cost of Goods Sold                     255,000          215,300
Selling and Administrative Expenses     30,400           26,800
Interest Expense, Net                    5,100            6,400
                                      _______          ________

Income Before Provision for
  Income Taxes                          35,900           26,100
Provision for Income Taxes              14,300           10,800
                                      _______          ________

Net Income                            $ 21,600         $ 15,300
                                       =======         ========

Net Income Per Common Share (2):
   Basic                              $   0.89         $   0.70
                                      ========
========
   Diluted                            $   0.88         $   0.69
                                      ========
========

                                         Nine Months Ended
                            _____________________________________
                             December 28, 1997    December 29,
1996
                            _____________________________________
Net Sales                            $ 961,500         $685,500
Cost of Goods Sold                     752,300          542,600
Selling and Administrative Expenses     91,300           62,800
Interest Expense, Net                   14,600           12,200
                                      ________         ________

Income Before Provision for
  Income Taxes                         103,300           67,900
Provision for Income Taxes              41,500           28,000
                                      ________         ________

Net Income                            $ 61,800         $ 39,900
                                      ========         ========

Net Income Per Common Share (2):

  Basic                               $   2.56         $   1.89
                                      ========         =========
  Diluted                             $   2.54         $   1.87
                                      ========         =========

See Notes to the Interim Financial Statements on page 6.
                           Page 2

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

                              December 28,1997  March 30, 1997
                              _________________________________
ASSETS
Current Assets:
  Cash and cash equivalents         $   13,600    $   10,100
  Receivables                          218,600       178,200
  Inventories                          243,300       235,800
  Prepaid expenses                       7,500         6,200
  Current deferred tax asset            28,500        23,800
                                    __________    __________
    Total current assets               511,500       454,100
                                    __________    __________

Property, Plant and Equipment, at cost 459,900       398,800
  Less -- Accumulated depreciation   (192,700)     (169,700)
                                    __________    __________
    Net property, plant and equipment  267,200       229,100

Goodwill, net of amortization          441,900       379,500
Other Assets, net                       13,100         7,400
                                    __________    __________

                                    $1,233,700    $1,070,100
                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                     $    4,100    $   17,000
  Current portion of long-term debt     24,500        22,500
  Accounts payable                      71,900        84,400
  Accrued liabilities                  114,000       101,900
  Income taxes payable                  30,900        23,100
                                    __________    __________
    Total current liabilities          245,400       248,900
                                    __________    __________
Long-Term Debt, excluding
   current portion                     359,700       261,000
Deferred Tax Liability                  16,500        12,200
Accrued Retirement Benefits Obligation  33,300        26,000
Other Long-Term Liabilities             10,000        17,600
                                    __________    __________
    Total liabilities                  664,900       565,700
                                    __________    __________

See Notes to the Interim Financial Statements on page 6.
                           Page 3

Shareholders' Investment:
  Common stock                          24,200        24,000
  Paid-in capital                      168,000       160,800
  Retained earnings                    376,800       319,400
  Cumulative translation adjustment      (200)           200
                                    __________    __________
      Total shareholders' investment              568,800        504,400
                                    __________    __________
                                    $1,233,700    $1,070,100
                                    ==========    ==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                         Nine Months Ended
                            _____________________________________
                             December 28, 1997    December 29,
1996
                            _____________________________________

Cash Flows from Operating Activities:
  Net income                         $  61,800           $ 39,900
  Non-cash items included in income:
    Depreciation and amortization       32,400             25,200
    Deferred taxes                       1,800            (5,300)
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables                       (27,500)           (36,200)
    Inventories                         10,800           (17,700)
    Prepaids                             (800)            (2,300)
    Other assets                       (5,600)            (2,900)
    Payables, accruals & current taxes (8,500)             14,100
    Other liabilities                    6,100              3,400
                                     _________           ________
      Net cash provided by
      operating activities              70,500             18,200
                                     _________           ________

Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                    (113,300)           (322,700
)
  Acquisition of property, plant
    and equipment                     (51,100)           (35,000)
  Other investing activities, net        8,500              (500)
                                     _________           ________
      Net cash used by investing
      activities                     (155,900)           (358,200
)

                           Page 4

Cash Flows from Financing Activities:
  Proceeds of long-term debt           245,000            308,300
  Payment of long-term debt          (144,300)           (138,100)
  Proceeds of notes payable             13,000             10,200
  Payment of notes payable            (25,900)                 --
  Sale of common stock                   7,400            148,800
  Cash dividends                       (4,400)            (2,500)
  Other financing activities, net      (1,900)              (100)
                                     _________           ________
      Net cash provided
      by financing activities           88,900            326,600
                                     _________           ________

Net Increase (Decrease) in Cash and
  Cash Equivalents                       3,500           (13,400)
Cash and Cash Equivalents at
  Beginning of Period                   10,100             26,200
                                     _________           ________

Cash and Cash Equivalents at
  End of Period                      $  13,600           $ 12,800
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

(2)  Earnings per Share

     During the quarter ended December 28, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes dilution [such as the effect of the Company's outstanding stock options ("options") and the Company's Employee Stock Purchase Plan ("ESPP")] and is computed based upon the weighted average number of common shares outstanding during the period. Basic EPS under SFAS 128 does not differ from the Company's previously reported primary EPS. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following represents a reconciliation from basic EPS to diluted EPS (income and shares in thousands):

                      Three Months Ended December 28, 1997
                      ____________________________________
                      Income          Shares     Per-Share
                    (Numerator)    (Denominator)   Amount
                    ______________________________________
     Basic EPS        $21,600          24,200      $  .89
                                                   ======
     Options & ESPP      -                200
                    ---------       ---------
     Diluted EPS      $21,600          24,400      $  .88
                    =========       =========      ======


                      Three Months Ended December 29, 1996
                    ______________________________________
                      Income          Shares     Per-Share
                    (Numerator)    (Denominator)   Amount
                    _____________________________________
     Basic EPS        $15,300          22,000      $  .70
                                                   ======
     Options             -                200
                    ---------       ---------
     Diluted EPS      $15,300          22,200      $  .69
                    =========       =========      ======

                      Nine Months Ended December 28, 1997
                    _____________________________________
                      Income         Shares     Per-Share
                    (Numerator)   (Denominator)   Amount
                    _____________________________________
     Basic EPS        $61,800          24,100     $ 2.56
                                                  ======
     Options & ESPP      -                200
                    ---------       ---------
     Diluted EPS      $61,800          24,300     $ 2.54
                    =========       =========     ======

                      Nine Months Ended December 29, 1996
                    _____________________________________
                      Income         Shares     Per-Share
                    (Numerator)   (Denominator)   Amount
                    _____________________________________
     Basic EPS        $39,900          21,100     $ 1.89
                                                  ======
     Options             -                200
                    ---------       ---------
     Diluted EPS      $39,900          21,300     $ 1.87
                    =========       =========     ======

                           Page 7

     Options to purchase twenty four thousand shares of common stock at prices ranging from $62.00-$64.63 per share were outstanding during the current fiscal year but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire at dates ranging from July 2007 to October 2007, were still outstanding as of December 28, 1997.


 (3) Fiscal 1998 Business Acquisitions

     On July 7, 1997, the Company acquired certain of the assets of Pittler GmbH of Langen, Germany, a manufacturer of computer-controlled metalworking machine systems. The business will operate as part of PCC Specialty Products, Inc. This acquisition was completed in a cash transaction for approximately $5.3 million. Purchase accounting yielded negative goodwill of approximately $3.3 million.

     On October 31, 1997, the Company purchased 100 percent of the stock of J&L Fiber Services, Inc. of Waukesha, Wisconsin, a manufacturer of refiner plates for the pulp and paper industry. The purchase price of $108.0 million, subject to adjustment, was funded through an existing credit line. Purchase accounting yielded goodwill of approximately $79.2 million.


(4)  Fiscal 1997 Business Acquisitions

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

     The following represents the pro forma results of operations for the Company and its material fiscal 1997 business acquisitions as though the acquisitions had occurred at the beginning of the fiscal year. Results for the three months ended December 29, 1996 include the full quarter's actual results from the acquisitions and therefore are not presented separately. The pro

                           Page 8
     forma information is not necessarily indicative of the results which would have resulted had the acquisitions occurred at the beginning of the fiscal year, nor is it necessarily indicative of future results.

                                  Nine
                              Months Ended
                            _________________
                             December 29, 1996
                              _________________
     Net Sales                       $ 798,500
                                     =========
     Net Income                      $  41,100
                                     =========

     Net Income Per Common share:

         Basic                       $    1.95
                                     =========
         Diluted                     $    1.93
                                     =========




(5)  Long Term Debt

     In December 1997, the Company completed a public offering of $150.0 million of 6.75% notes due December 15, 2007, with interest to be paid semi-annually. The Company used $105.3 million of the proceeds to repay bank indebtedness originally incurred in connection with redemption of the Company's $100.0 million principal amount of 13.25% subordinated notes due 2002 issued by NEWFLO Corporation (the "NEWFLO Notes"). The NEWFLO Notes were redeemed as of November 15, 1997.
     The remainder of the proceeds were used to pay down short-term debt.








                           Page 9

(6)  Subsequent Events

     On December 31, 1997, the Company acquired the assets of Schlosser Casting Company ("PCC Schlosser"), of Redmond, Oregon, a titanium investment casting foundry. The business will operate as part of PCC Structurals, Inc. The purchase price of $20.2 million, subject to adjustment, was funded through an existing credit line.



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the third quarter of fiscal 1998 reached a record $326.4 million, an increase of 19 percent over the $274.6 million in the same quarter last year. Net income was $21.6 million, or $0.88 per share (diluted), for the quarter, compared with net income of $15.3 million, or $0.69 per share (diluted) in the same quarter last year.

Results of Operations - Comparison Between Three Months
Ended December 28, 1997 and December 29, 1996

Sales increased $51.8 million compared to the third quarter a year ago, primarily due to continued strong sales performance in the aerospace market, and to a lesser extent, to business acquisitions completed in fiscal 1997 and 1998.

Cost of goods sold as a percentage of sales for the third quarter of fiscal 1998 was 78 percent, equal to the amount reported in the third quarter last year. Reflected in the fiscal 1998 results are higher margins contributed primarily from leveraging the higher sales volume and improved operating performance related to aerospace products, offset by higher costs related to development of industrial gas turbine ("IGT") products and lower performance at the Specialty Products Division.

Selling and administrative costs were $30.4 million for the quarter, up $3.6 million from the $26.8 million a year ago.
The higher level of selling and administrative expenses is primarily due to the fiscal 1997 and 1998 business acquisitions.





                           Page 10

Net interest expense in the third quarter of fiscal 1998 was $5.1 million, as compared with $6.4 million in the third quarter a year ago. The lower expense reflects lower average borrowings as well as lower average borrowing rates during the current fiscal quarter.

The effective tax rate in the third quarter of fiscal 1998 was 39.8 percent, compared to last year's effective tax rate of 41.4 percent. The current fiscal year rate reflects utilization of tax benefits related to prior period operating losses of a foreign subsidiary and a state tax refund, partially offset by higher amounts of non-deductible goodwill amortization.


Results of Operations - Comparison Between Nine Months Ended
December 28, 1997 and December 29, 1996.

Sales of $961.5 million for the first nine months of fiscal
1998 increased $276.0 million, or 40 percent, compared to the first nine months a year ago. The increase was due to improved sales to the aerospace industry, as well as the impact from acquisitions made in both fiscal 1997 and 1998.
Excluding the effects of the acquisitions, sales increased
25 percent.

Cost of goods sold as a percent of sales for the first nine months of fiscal 1998 was 78 percent, representing an improvement from the 79 percent achieved during the first nine months of last year. Reflected in the fiscal 1998 results are higher margins contributed by leveraging the higher sales volume and improved operating performance on sales to the aerospace market and higher than average margins from certain acquisitions, partially offset by higher costs related to the development of IGT products and lower performance at the Specialty Products Division.

Selling and administrative costs were $91.3 million for the first nine months, or 9.5 percent of sales, compared to $62.8 million, or 9.2 percent of sales, a year ago. This increase is due to acquisitions which operate with higher selling costs due to their related advertising, trade show and sales commission costs.

Net interest expense in the first nine months of fiscal 1998 was $14.6 million, as compared with $12.2 million in the first nine months a year ago. The increase reflects the


                           Page 11
higher debt this year compared with a year ago as a result of borrowing to fund the fiscal 1997 and 1998 business acquisitions, as well as debt assumed in connection with these acquisitions.

The effective tax rate for the first nine months of fiscal 1998 was 40.2 percent, compared to last year's effective tax rate of 41.2 percent. The decrease reflects the utilization of tax benefits related to prior period operating losses of a foreign subsidiary and a state tax refund, partially offset by higher amounts of non-deductible goodwill amortization.


Changes in Financial Condition and Liquidity

Total assets of $1,233.7 million at December 28, 1997
represented a $163.6 million increase from the $1,070.1 million balance at March 30, 1997. The majority of this increase was due to fiscal 1998 business acquisitions.
Total capitalization at December 28, 1997, was $957.1
million, consisting of $388.3 million of debt and $568.8 million of equity. The debt-to-capitalization ratio was
40.6 percent compared with 37.3 percent at the end of the prior fiscal year.

Cash from earnings for the nine months ended December 28, 1997 of $96.0 million, plus cash of $7.4 million from the sale of common stock through stock option exercises, was less than cash requirements which consisted of $113.3 million for business acquisitions, $51.1 million of capital expenditures, $25.5 million of increased working capital and $4.4 million of cash dividends. The cash shortfall was funded from $87.8 million of net borrowings, resulting in a net increase to cash of $3.5 million. As of December 28, 1997, cash and cash equivalents were $13.6 million.

PCC believes that future capital requirements for property, plant and equipment and cash dividends can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings and the issuance of stock.






                           Page 12

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        The matter entitled "Marrello Valve Ltd. v. General
        Valve, Brian Warren, NEWFLO Corporation, et. al."
        was settled during December 1997. The amounts paid in settlement are not material to the Company's results of operations.


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








                           Page 13

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  February 11, 1998      /s/  W.D. LARSSON
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)





























                           Page 14