Form 10-K
period 1998-03-29
PRECISION CASTPARTS CORP
filed 1998-06-26
CIK 79958

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 29, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NO. 1-10348
                           --------------------------

                           PRECISION CASTPARTS CORP.

             (Exact name of registrant as specified in its charter)

            OREGON                    93-0460598
 (State or other jurisdiction      (I.R.S. Employer
              of                  Identification No.)
incorporation or organization)

   4650 S.W. MACADAM AVE.,
 SUITE 440 PORTLAND, OR 97201         97201-4254
    (Address of principal             (Zip Code)
      executive offices)

       Registrant's telephone number, including area code: (503) 417-4800
                           --------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                      Name of Each Exchange
Title of Each Class    on Which Registered

   COMMON STOCK,     NEW YORK STOCK EXCHANGE
 WITHOUT PAR VALUE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of June 19, 1998 was $1,307,020,094.

    As of the close of business on June 19, 1998, Registrant had 24,344,961 shares of Common Stock, without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp." for the year ended March 29, 1998 is incorporated by reference in Parts II and IV and appended hereto.

    Portions of the Registrant's Proxy Statement dated June 26, 1998 in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
  Item 1.     BUSINESS.....................................................................................           1
              Products and Markets.........................................................................           1
              Sales and Distribution.......................................................................           8
              Backlog......................................................................................           9
              Competition..................................................................................           9
              Research and Development.....................................................................          10
              Employees....................................................................................          10
              Patents and Trade Secrets....................................................................          10
              Materials and Supplies.......................................................................          10
              Government Regulations.......................................................................          11
              International Operations.....................................................................          11
              Environmental Compliance.....................................................................          11
              Forward Looking Statements...................................................................          12
  Item 2.     PROPERTIES...................................................................................          13
  Item 3.     LEGAL PROCEEDINGS............................................................................          13
  Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................          13
              Executive Officers of the Registrant.........................................................          14

PART II
  Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................          15
  Item 6.     SELECTED FINANCIAL DATA......................................................................          15
  Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........          15
  Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................          15

PART III
  Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................          16
  Item 11.    EXECUTIVE COMPENSATION.......................................................................          16
  Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................          16
  Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................          16

PART IV
  Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................          17
              Signatures...................................................................................          19
              Financial Statement Schedule.................................................................          20
              Report of Independent Accountants............................................................          21

                                     PART I

ITEM 1.  BUSINESS

    Precision Castparts Corp. ("PCC" or the "Company") is a worldwide manufacturer of complex metal components and products. The Company is the market leader in manufacturing large, complex structural investment castings and is the leading manufacturer of airfoil castings used in jet aircraft engines. In addition, the Company has expanded into the industrial gas turbine, fluid management, industrial metalworking tools and machines and other metal products markets.

PRODUCTS AND MARKETS

    The Company's manufacturing of complex metal components and products includes operations in four principal business areas: precision investment castings, fluid management products, industrial metalworking tools and machines, and other metal products.

PRECISION INVESTMENT CASTINGS

    The Company is the market leader in manufacturing large, complex structural investment castings and is the leading manufacturer of airfoil castings used in jet aircraft engines. The Company manufactures investment castings for every available jet aircraft engine program in production or under development by its key customers. The Company is leveraging its experience and expertise in large, complex structural and airfoil investment castings to manufacture castings for Industrial Gas Turbine ("IGT") engines used for power generation. In addition, the Company makes investment castings for use in the automotive, medical prostheses, satellite launch vehicle and general industrial markets and is expanding into the airframe and rocket markets.

    Because of the complexity of the manufacturing process and the application of proprietary technologies, the Company believes it currently is the only manufacturer that can consistently produce the largest complex structural investment castings in quantities sufficient to meet its customers' quality and delivery requirements. The Company's emphasis on low cost, high quality products and timeliness of delivery has enabled it to become one of the leading suppliers of structural and airfoil castings for jet aircraft engines and to increase its market share of IGT castings. Investment castings accounted for approximately 62 percent of the Company's net sales in fiscal 1998, with a majority of these products sold to the aerospace market.

    The Company's investment casting technology involves a technical, multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process involves the creation of a wax pattern of the part to be cast, along with pathways through which molten metal flows into the ceramic mold; formation of a ceramic shell around the wax pattern followed by removal of the wax from the ceramic shell by melting and draining the wax; pouring of molten metal into the ceramic shell; shell removal; and final processing and inspection.

    Trends in the commercial aerospace market are a critical determinant of demand for the Company's precision investment casting products. Beginning in 1995, demand for investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. The Company believes the principal causes of the recent increase in new aircraft orders include increased demand for air travel, the recent profitability of U.S. commercial airlines, which is being driven by increased load factors, and government Stage III noise regulations that require airlines to modernize their fleets. Airlines are responding to these regulations by retrofitting existing aircraft or purchasing new aircraft.

    Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric ("GE"), Pratt & Whitney, Rolls-Royce ("R-R"), and several joint ventures. As a result, the Company believes a high level of customer service and strong long-term customer relationships will continue to be important to achieving its goals. The Company has been supplying castings for jet engines to GE for more than 25 years and has been supplying Pratt & Whitney with castings for more than 20 years for its military jet engines and more than 15 years for its commercial jet engines. In addition, the Company has supplied small structural investment castings to R-R for more than 10 years and has more recently begun supplying R-R with large, structural castings for use in its new Trent series of aircraft jet engines. As the Company has been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of the Company's structural castings.

    The following table identifies major jet aircraft engines currently in production that incorporate investment castings produced by the Company.

                                              PRATT &
                                   GE         WHITNEY          R-R        JOINT VENTURES
Boeing
  717                                                                             BR715(1)
  737-300/400/500                                                               CFM56-3(2)
  737-NG                                                                        CFM56-7(2)
  747-400                        CF6-80C2         PW4000       RB211-524
  757                                             PW2037       RB211-535
  767-300/300ER                  CF6-80C2         PW4000       RB211-524
                                                              Trent 800,
  777                                GE90  PW4084, 4090,            8104
                                                    4098
  C-17                                              F117
  F-15                                              F100
Airbus Industrie
  A300-600                       CF6-80C2         PW4000
  A310-300                       CF6-80C2         PW4000
A319/A320/A321                                                               CFM56-5A/B(2)
                                                                                  V2500(3)
  A330                           CF6-80E1         PW4000       Trent 700
  A340-200/300                                                                 CFM56-5C(2)
  A340-500/600                                                 Trent 500
Lockheed Martin
  F-16                               F110           F100
  F-22                                              F119
Northrop Grumman
  F/A-18 A/B                         F404
  F/A-18 E/F                         F414

------------------------

(1) Represents engines produced by BMW Roll-Royce AeroEngines, a joint venture of BMW and R-R.

(2) Represents engines of CFM International ("CFMI"), a joint venture of GE and Snecma, a major French aerospace company. CFMI has used the Company's castings in its CFM56 jet engines for more than 20 years.

(3) Represents engines produced by International Aero Engines ("IAE"), a joint venture of Pratt & Whitney, R-R, Motoren-und Turbinen-Union, Fiat Avio and Japanese Aero Engine Corporation.

    AEROSPACE STRUCTURAL CASTINGS

    The Company's structural castings business includes the largest diameter stainless steel, nickel-based superalloys and titanium investment castings in the world, as well as a variety of smaller structural castings. These castings are stationary components that form portions of the fan, compressor, combustion and turbine sections of the jet aircraft engine, where strength and structural integrity are critical. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.

    The Company believes that trends in the manufacturing of aircraft jet engines will continue to increase PCC's revenues per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand these extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited to investment casting. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of the considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. The Company, however, has developed the necessary technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many of these new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of the Company's products than did prior engine designs. The Company manufactures structural investment castings for all three jet aircraft engines used on the newer Boeing 777 aircraft, and is the sole supplier of structural investment castings for the new GE90 jet engine. PCC also manufactures, for the new R-R Trent series of engines, the intermediate case and the tail bearing housing. These are the largest structural investment castings for jet aircraft engines in the world.

    AEROSPACE AIRFOIL CASTINGS

    The Company manufactures precision cast airfoils, which include the stationary vanes and rotating blades used in the turbine section of aircraft jet engines. This engine section is considered the "hot" section, where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of superalloys and special casting techniques to manufacture airfoil castings with internal cooling passageways that provide both high performance and longer engine life.

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

    As engine sizes grow to generate greater thrust for larger aircraft, and the turbine sections of these engines must work harder and burn hotter, the major aircraft engine manufacturers have increasingly been designing their engines with DS and SX blades. The DS and SX cast airfoils, with their complex cooling passages, have been instrumental in enabling these engines to operate at gas temperatures frequently in excess of 2,400 degrees Fahrenheit. SX cast airfoils are used both in new and redesigned engines, particularly in jet engines used in military applications where performance requirements are higher and blade life is shorter than in commercial engines.

    The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft, the frequency of engine repairs and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine's airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, the Company's sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are the Company's sales of structural investment castings. The replacement market for aerospace airfoil castings principally depends on the engine's time in service and the expected life of the airfoil casting. Based upon estimates provided by its major customers, the Company believes that approximately 50 percent of its sales of cast airfoils are used as replacement parts.

    INDUSTRIAL GAS TURBINES

    In fiscal 1994, the Company began to focus on the manufacture of airfoil castings for industrial gas turbine engines. The Company targeted this market because it believes (i) the performance and reliability standards PCC has developed in the manufacture of aerospace airfoil castings are applicable to the manufacture of IGT airfoils, (ii) the worldwide market is large, approximately $500 million, and (iii) the market was principally serviced by a single supplier. The Company's IGT products consist of airfoil castings used in large, land-based gas turbines designed for electrical power generation. In addition, the Company manufactures structural and airfoil castings for aircraft-derivative gas turbine engines which are used for power generation as well as other land and marine-based applications. Sales of aircraft-derivative gas turbine products are reported in the general industrial and energy market area and are not combined with IGT product sales. See Sales and Distribution section of this report.

    IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating component-level advances which are included not only in new engines but also in the refurbishing and upgrading of existing turbines. PCC has leveraged its DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce IGT airfoil blades and vanes better able to withstand the extreme heat and stresses of the new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by the Company for the aerospace market. Because of their size, IGT airfoils are more difficult to cast than smaller aerospace airfoils with the same properties.

    Since industrial gas turbines are primarily used in electrical power generation, airfoil casting sales for new industrial gas turbine engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and usage rate of the installed base. Gas turbine power generation has several advantages over other power-generation methods, such as coal and nuclear-powered facilities, including lower average capital cost, shorter installation and regulatory approval time, ease of adding a new industrial gas turbine engine to an existing power plant to increase output and the clean-burning characteristics of natural gas. The Company believes these advantages have led to increased demand for gas turbine engines.

    OTHER INVESTMENT CASTING PRODUCTS

    The Company's strategy for profitable growth also includes the pursuit of new opportunities for the Company's existing investment casting technology. The Company has been expanding the application of its investment casting technology in the automotive, medical prostheses, satellite and general industrial markets by manufacturing such products as turbocharger wheels, artificial hips and knees, parts for satellite launch vehicles and impellers for pumps and compressors. The Company is also expanding into other new markets, such as airframes and rockets. Recent engineering studies have demonstrated that, in certain applications, airframe components manufactured from investment castings surpass aircraft design requirements and have mechanical properties that are equivalent to forgings. Since castings are traditionally lower cost than forgings, aircraft manufacturers have begun to show substantial interest in using investment castings for airframe applications such as aileron and flap hinges, pylons and wing spurs and ribs. For the rockets market, the Company has its unique Thermally Controlled Solidification technology. This technology provides consistent casting capability for thin-walled and cylindrical parts.

FLUID MANAGEMENT PRODUCTS

    The Company designs, manufactures, markets and services a broad range of high quality, precision industrial fluid management products, including fluid handling industrial valves, industrial pumps and fluid measuring instruments. The Company's finished fluid management products are manufactured primarily from castings, forging and fabricated steel parts. These products are sold worldwide to a wide range of end-user markets under well-established brand names, including: General Valve, NEWCO, TECHNO, Barber, Baronshire, TBV and OIC valves, Johnston, PACO, E/ONE and Crown pumps, and Water Specialties and Penberthy measuring instruments.

    The Company entered the fluid management market in July 1996 with the acquisition of NEWFLO, Inc. (now called PCC Flow Technologies, Inc.). Recent acquisitions, including Crown Pumps, OIC Valves and Baronshire Engineering Limited, have enabled PCC Flow Technologies to further expand its product lines and markets. Subsequent to the end of fiscal 1998, the Company continued to expand its fluid management products and markets by acquiring Environment/One Corporation and TBV.

    The manufacturing process for fluid management products requires knowledge of multiple metalforming and processing technologies, including casting, machining, welding, heat treating, assembly and processing of metal components. Testing procedures, material management and traceability, and quality control are also important aspects of the Company's operations. Fluid management products accounted for approximately 20 percent of the Company's net sales in fiscal 1998 and were sold primarily to the general industrial and energy markets.

    The Company uses its substantial knowledge of international fluid management technologies, complex metal component manufacturing and its end-user markets to develop engineered valves, pumps and instruments that the Company believes provide customer benefits superior to those of other manufacturers. Many of the products offered by the Company are customized to end-user requirements or designed for specialized applications. The Company's maintenance, repair and service centers, extensive distribution network and inventory of products enable it to provide responsive service and timely deliveries to customers, thereby enhancing the marketability of the Company's products. The Company believes its brand names, quality products and responsive service network also lead to repeat orders, stable demand and customer loyalty.

    VALVES

    The Company manufactures and markets specialty industrial and general purpose valves, fittings and flanges, principally for the chemical, refining, energy, pulp and paper and marine markets. The Company's valve products consist primarily of multi-turn industrial valves, check valves, quarter turn industrial ball and plug valves, double block and bleed dual expanding plug valves, four-way diverter valves and valve operators, stainless steel butterfly valves and corrosion-resistant titanium ball valves. Many of the Company's valves are manufactured under contract by ISO 9001-qualified overseas suppliers to precise industry and end-user standards and specifications. The valve designs are developed and modified by the Company's engineering staff for particular applications as determined by market conditions and end-user specification. The Company markets its valve products under several brand names, including General Valve, NEWCO, TECHNO, Barber, Baronshire, TBV and OIC. The Company believes its General Valve positive shut-off, double block and bleed valve and its Technocheck hinged check valves are among the most technologically advanced products sold in the fluid control market.

    PUMPS

    The Company manufactures and markets a complete line of general purpose and specialty pumps for power, cogeneration, geothermal, municipal, residential and industrial (including petroleum, chemical, mining, marine and pulp and paper) applications. The Company also supplies repair parts and service for pumps. The Company's pump products consist primarily of single and double suction centrifugal pumps, submersible and non-clog pumps, booster pump systems, vertical turbine, mixed flow and axial flow pumps and grinder pumps. The Company is one of the few pump manufacturers that produces large vertical pumps over 36 inches in diameter. The capacities of certain of the Company's pumps extend up to heads of 3,400 feet and flows up to 230,000 gallons per minute. The Company markets its pump products under several brand names, including Johnston, PACO, Crown and E/ONE pumps. The Company believes its Johnston vertical turbine pumps, its PACO booster systems and "Smart Pumps" and its E/One low pressure sewer systems are among the leading products sold in the fluid handling market.

    INSTRUMENTS

    The Company manufactures, markets and distributes propeller meters and fluid measurement equipment for the municipal, irrigation and industrial markets. The Company manufactures five types of propeller meters (main line, low pressure, open flow, vertical flow and high pressure) and three general types of measurement devices that are used to read, record and transmit data generated by the meters. The Company's meters and fluid measurement devices are designed to handle a wide range of fluids, such as fresh or salt water, treated waste water, diesel and jet fuel, bore hole slurry, light oils, food processing fluids and slurries, and other liquid and chemical applications. Meters are sold in 44 different models varying in size from 1.5 inches to 120 inches, in service pressures up to 3,000 pounds per square inch, in flow rates from 4 to 300,000 gallons per minute and in operating temperature ranges from 35 to 350 degrees Fahrenheit. The Company markets its fluid measurement products under several brand names, including Water Specialties and Penberthy. The Company believes its Water Specialties line of propeller meters is one of the leading lines of propeller meters in the U.S., primarily due to its superior product design and manufacturing.

    SERVICES

    The Company maintains a number of service and repair facilities as well as stocking warehouses in the U.S. and Canada which provide aftermarket maintenance, repair, pre-sale modification services and inventory availability for the Company's large installed base of fluid management products, as well as repair and replacement of fluid management products of other manufacturers. The market for replacement units, repair parts and repair services generally offers the Company higher margins and is less dependent on industry economic conditions than the market for equipment for new industrial facilities.

INDUSTRIAL METALWORKING TOOLS AND MACHINES

    The Company maintains the number one or two position in its served markets for industrial metalworking tools and has leading market positions in the manufacture of metalworking machines for general industrial markets. The Company entered these markets in March 1995 with the acquisition of Quamco, Inc. (now called PCC Specialty Products, Inc.). The Company has since increased its presence in the industrial metalworking tools and machines markets with three additional acquisitions since 1995. The acquisitions of Olofsson and Astro Punch, both acquired in fiscal 1997, and PCC Pittler, acquired in fiscal 1998, complemented the Company's capabilities as a leading manufacturer of highly engineered industrial metalworking tools and machines.

    The Company's industrial metalworking tools and machines include machine systems used for boring and turning processes primarily in the automotive and general industrial markets, cold forming dies and related machines primarily used in the fastener industry, and other metalworking tools and machines used by industrial manufacturers. The Company believes it has been able to maintain its leading market positions due to the quality of its products, the continued development of new technologies to enable the high-speed manufacture of high quality fasteners, brand name recognition and excellent customer service. Industrial metalworking tools and machines accounted for approximately 10 percent of the Company's net sales in fiscal 1998 and were sold primarily to the automotive and general industrial markets.

    METALWORKING TOOLS

    The Company designs, manufactures and distributes a wide variety of precision metalworking tools to industrial companies that serve the automotive, appliance, construction, farm equipment, medical and aerospace industries. The Company's industrial metalworking tools consist primarily of heading, threading and gundrilling tools. The Company markets its heading and threading tools, which are used to form a variety of fasteners and threaded parts, under the Reed-Rico and Astro Punch brand names. The Company's gundrilling tools, which are distributed under the Eldorado brand name, are used to drill precision holes to very close tolerances in such products as turbine engines, engine blocks, cylinder heads, transmission shafts, connecting rods and medical prostheses.

    METALWORKING MACHINES

    The Company designs, manufactures and distributes several types of metalworking machines primarily for the automotive industry. The Company's industrial metalworking machines include threading machines and attachments, gundrilling machines and computer-controlled specialized machine systems for boring and turning applications. The Company markets its threading machines and attachments, which are used to form a variety of threaded parts and fasteners, under the Reed-Rico and Hartford brand names. The Company's gundrilling machines, like its gundrilling tools, are distributed under the Eldorado brand name. The Company's specialized machine systems for boring and turning processes are sold under the Olofsson and Pittler brand names.

OTHER METAL PRODUCTS

    The Company is the largest producer of powdered metal parts manufactured by metal-injection-molding ("MIM"), and is a leading manufacturer of specialty powdered metal gears and tungsten carbide cutting tools and wear parts. In addition, the Company manufactures advanced technology, lightweight, net-shape metal-matrix-composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure-infiltration-casting-process. The Company believes these businesses have the potential for rapid growth and complement the Company's core competencies in metals, precision metalworking and the management of complex manufacturing processes. In fiscal 1998, the Company acquired J&L Fiber Services, Inc., a manufacturer of metal refiner plates and screen cylinders for the pulp and paper industry. Other metal products accounted for approximately 8 percent of the Company's net sales in fiscal 1998 and were sold primarily to the general industrial and automotive markets.

    The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous industries, including computer peripherals, medical, electronics, automotive, power tools and firearms. In addition, the Company manufactures powdered metal gears and tungsten carbide cutting tools and wear parts for various industrial markets using a press and sinter process. The Company also manufactures advanced technology, lightweight, net shape metal-matrix-composite parts using a pressure-infiltration-casting-process. Metal-matrix-composite parts, which have high thermal conductivity and tightly controlled thermal expansion characteristics are used in electronic applications that require heat dissipation, such as automotive, telecommunication, aerospace and computer products. The Company believes the broad range of products and highest standards of craftsmanship offer growth opportunities in numerous industry applications.

    The Company is also the world leader in the design, manufacture and sale of refiner plates to the pulp and paper production markets under the J&L Fiber Services brand name. Refiner plates, which are highly engineered metal castings, are an integral part of the wood pulping process. Refiner plates not only transport pulp through the system, but also perform critical work on the pulp that affects the ultimate quality of the paper produced. In addition, the Company manufactures conventional and rebuildable screen cylinders which are metal filtering devices inside pressure vessels that separate the usable wood fiber from undesirable elements in the pulp slurry mix.

SALES AND DISTRIBUTION

    The Company sells its complex metal components and products into five major market areas: aerospace, general industrial and energy, industrial gas turbines, automotive, and other markets which include applications for markets such as medical, firearms and ordnance. The relative size of sales to these markets is shown below for fiscal years 1998, 1997 and 1996.

FISCAL 1998

Net Sales $1,316.7 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   53%
30%
5%
7%
5%

53% Aerospace

30% General Industrial and Energy

 5% Industrial Gas Turbine

 7% Automotive

 5% Other

FISCAL 1997

Net Sales $972.8 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   53%
28%
7%
7%
5%

53% Aerospace

28% General Industrial and Energy

 7% Industrial Gas Turbine

 7% Automotive

 5% Other

FISCAL 1996

Net Sales $556.8 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   68%
16%
4%
6%
6%

68% Aerospace

16% General Industrial and Energy

 4% Industrial Gas Turbine

 6% Automotive

 6% Other

    The Company's sales to the aerospace market of $693.8 million in fiscal 1998 increased 34 percent from $517.3 million in fiscal 1997. Sales to the aerospace market as a percentage of total net sales remained constant at 53 percent in fiscal 1998 and fiscal 1997, reflecting the Company's leading market position and the overall strength of the commercial aerospace sector. The Company believes its diversification into IGT, general industrial, energy and automotive markets will help mitigate the adverse impact of potential downturns in the aerospace cycle.

    The Company's sales of investment castings are made through a relatively small number of direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near the Company's major customers. Industrial metalworking tools, industrial metalworking machines and other metal products are sold by both the Company's sales forces and sales representatives in the U.S., Europe, Asia and Latin America. The Company's fluid management products and services are also sold by a direct sales and marketing staff and through a worldwide network of independent sales representatives and distributors. Due to the sophisticated nature of the Company's products, the Company's sales efforts require technical personnel to work closely with customers to identify and assist in the development of new products and product modifications and to provide other services that are necessary to obtain new and repeat orders.

BACKLOG

    The backlog of unfilled orders believed to be firm at the end of each of the Company's last three fiscal years was $795.8 million as of March 29, 1998, $739.0 million as of March 30, 1997 and $539.7 million as of March 31, 1996. The increase in fiscal 1998 backlog is primarily due to increased orders from aerospace customers and the inclusion of companies acquired in fiscal 1997 and 1998.

    The majority of sales to customers are made on individual purchase orders. Most of the Company's orders are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, the Company has not experienced significant order cancellations.

COMPETITION

    The Company is subject to substantial competition in all of the markets it serves. Components and products similar to those made by the Company can be made by competitors using either the same types of manufacturing processes or other forms of manufacturing. Although the Company believes its manufacturing processes, technology and experience provide advantages to its customers, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the components and products made by the Company. Despite intense competition, the Company believes it is the number one or two supplier in most of its principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid the Company in maintaining its competitive advantages.

    In its precision investment casting business, the Company's principal competitor is the Howmet Corporation ("Howmet"). Howmet produces stainless steel, superalloy and titanium investment castings for the aerospace and IGT markets. Although the Company is the market leader for cast airfoils used in jet aircraft engines, Howmet is believed to hold in excess of 50 percent of the total market for cast airfoils, principally due to its substantial position in the industrial gas turbine market. The Company believes that Howmet is capable of producing structural castings comparable to all but the largest and most complex of the Company's structural investment castings. The Company also believes Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by the Company, should it decide to do so. The Company's competitors for large structural castings also include companies engaged in manufacturing parts using metal forgings, machining and fabrication methods. Investment casting produces many types of parts at significantly lower cost than do these alternate production methods.

    In its other major business areas, which include fluid management products, industrial metalworking tools and machines and other metal products, the Company generally competes with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

RESEARCH AND DEVELOPMENT

    The Company maintains separate research and development departments at PCC Structurals, Inc., PCC Airfoils, Inc., and PCC Flow Technologies, Inc. The research and development effort at these locations is directed at the scientific aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $2.9 million in 1998, $2.6 million in 1997, and $3.5 million in 1996. A substantial amount of the Company's technological capability is the result of engineering work and experimentation performed in connection with process development and production of new parts. This engineering work is charged to the cost of production and is not included in research and development expenditures.

EMPLOYEES

    At March 29, 1998, the Company employed 10,367 people, including 3,067 people at PCC Structurals, 3,985 people at PCC Airfoils, 1,252 people at PCC Flow Technologies, 1,537 people at PCC Specialty Products, 261 people at J&L Fiber Services, 244 people at Advanced Forming Technology ("AFT"), and 21 people in corporate functions. Approximately 24 percent of these employees have union affiliation or are covered by collective bargaining agreements. The Company is expected to negotiate eight union contracts or collective bargaining agreements affecting 10% of the workforce during fiscal 1999. Management believes that labor relations in the Company have generally been satisfactory.

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

    In connection with its acquisitions of PCC Airfoils, PCC Composites (now part of AFT), PCC Specialty Products, PCC Flow Technologies and J&L Fiber Services, the Company acquired a number of U.S. and foreign patents. The Company also acquired certain rights and obligations under license agreements. The Company receives no significant royalty income from patents.

MATERIALS & SUPPLIES

    The Company uses a number of raw materials in its products, including certain metals such as cobalt, titanium, nickel and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used in the Company's precision investment castings. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of tool grade steel used by the Company may also be subject to variation in availability and cost. The Company enters into option contracts to hedge the price of nickel and has escalation clauses in certain of its long-term contracts with major customers. Shortages of, and price increases for, certain raw materials used by the Company have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on the Company.

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

ENVIRONMENTAL COMPLIANCE

    The Company generates certain waste materials that must be disposed of, including certain materials for which disposal requires compliance with environmental protection laws and regulations. The Company conducts its operations at industrial sites where hazardous materials have been managed for many years, including periods before careful management of these materials was required or generally believed to be necessary. Consequently, the Company is subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances.

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

    As a result of inspections conducted in 1995, the Massachusetts Department of Environmental Protection ("MDEP") has taken enforcement action against the Company's Merriman operations for alleged violations of certain environmental laws relating to waste management. Merriman has negotiated a settlement with the MDEP for most of the alleged violations and believes the outstanding alleged violations can be settled for an immaterial amount. PCC Specialty Products, Inc. has entered an Administrative Consent Order with the MDEP pursuant to which it is conducting investigations of contamination of the Merriman facility. The extent to which these investigations will lead to requirements for remedial action is not yet known.

    PCC Specialty Products, Inc. is investigating contamination at its facility in Holden, Massachusetts. This investigation is proceeding under requirements of Massachusetts law, and the MDEP has not taken any enforcement action. The extent to which these investigations will lead to requirements for remedial action is not yet known.

    In 1993, a lawsuit was filed in federal district court in Connecticut against Quamco Inc., a corporation that the Company acquired in 1995 and which is now known as PCC Specialty Products, Inc. (Marrone v. Quamco, Inc., USDC, Conn.). The plaintiff alleged that Quamco was liable for property damages relating to hazardous substances contamination allegedly caused by Quamco at property it leased from the plaintiff. The court entered a default judgement in favor of the Company in March 1997. In March 1998, the court denied the plaintiff's motion to vacate the default judgement. All appeal periods have expired and the court's default judgement is final.

    The Connecticut Department of Environmental Protection ("CDEP") has required PCC Specialty Products, Inc. to undertake remedial action at its former Contromatics facility. Remedial systems are in place and were supplemented in 1997 at CDEP's request. Whether or not additional remedial action is necessary will depend upon pending evaluations of the new remedial systems.

FORWARD LOOKING STATEMENTS

    Information included within this section relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors.

ITEM 2.  PROPERTIES

    The Company's manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

                                                                                       BUILDING SPACE (SQ. FT.)
                                                                                  ----------------------------------
DIVISION                                                      NO. OF FACILITIES     LEASED      OWNED       TOTAL
-----------------------------------------------------------  -------------------  ----------  ----------  ----------
Executive & Corporate Offices
  Domestic.................................................               1            7,500      --           7,500
  Foreign..................................................          --               --          --          --
PCC Structurals
  Domestic.................................................              15          308,600     820,200   1,128,800
  Foreign..................................................               1           --          77,000      77,000
PCC Airfoils
  Domestic.................................................              10           44,200     907,000     951,200
  Foreign..................................................               3          153,000     249,000     402,000
PCC Flow Technologies
  Domestic.................................................              36          484,200     748,400   1,232,600
  Foreign..................................................              17          110,200     126,500     236,700
PCC Specialty Products
  Domestic.................................................              14          205,700     816,500   1,022,200
  Foreign..................................................               1          250,200      --         250,200
J&L Fiber Services
  Domestic.................................................               6           94,900      88,900     183,800
  Foreign..................................................               2            2,900      --           2,900
Advanced Forming Technology
  Domestic.................................................               4           68,000      18,000      86,000
  Foreign..................................................          --               --          --          --
Total Company
  Domestic.................................................              86        1,213,100   3,399,000   4,612,100
  Foreign..................................................              24          516,300     452,500     968,800
                                                                        ---       ----------  ----------  ----------
Total......................................................             110        1,729,400   3,851,500   5,580,900
                                                                        ---       ----------  ----------  ----------
                                                                        ---       ----------  ----------  ----------

    The Company continues to expand its manufacturing capacity to meet anticipated market demand for its products. See "Management's Discussion and Analysis," in Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 3.  LEGAL PROCEEDINGS

    For a description of claims relating to environmental matters, see "Item 1. Business--Environmental Compliance."

    Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management, the outcome of these lawsuits will have no significant effect on PCC's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (A)

                                                 OFFICER
NAME                                              SINCE         AGE            POSITION HELD WITH THE REGISTRANT
----------------------------------------------  ----------      ---      ----------------------------------------------
William C. McCormick..........................    (b) 1985          64   Chairman and Chief Executive Officer
Steven C. Riedel..............................    (c) 1997          52   Senior Vice President and President--
                                                                           Industrial Products Operations
William D. Larsson............................    (d) 1980          53   Vice President and Chief Financial Officer
Mark Donegan..................................    (e) 1992          41   Executive Vice President and President-- PCC
                                                                           Structurals, Inc.
Peter G. Waite................................    (f) 1980          54   Executive Vice President and President-- PCC
                                                                           Airfoils, Inc.
David W. Norris...............................    (g) 1996          46   Executive Vice President and President-- PCC
                                                                           Flow Technologies, Inc.
Greg M. Delaney...............................    (h) 1998          43   Executive Vice President and President-- PCC
                                                                           Specialty Products, Inc.
Dennis L. Konkol..............................    (i) 1997          39   President--J&L Fiber Services, Inc.
Istvan F.K. Vamos.............................    (j) 1997          31   President--Advanced Forming Technology, Inc.
James A. Johnson..............................    (k) 1996          57   Treasurer and Assistant Secretary
Shawn R. Hagel................................    (l) 1997          33   Corporate Controller and Assistant Secretary

------------------------

(a) The officers serve for a term of one year and until their successors are elected.

(b) Elected Chairman in 1994, Chief Executive Officer in 1991 and Director in 1986.

(c) Elected Senior Vice President and President--Industrial Products Operations in 1998.

(d) Elected Vice President and Chief Financial Officer in 1993.

(e) Elected Executive Vice President and President--PCC Structurals, Inc. in
    1992.

(f) Elected Executive Vice President and President--PCC Airfoils, Inc. in 1986.

(g) Elected Executive Vice President and President--PCC Flow Technologies, Inc. in 1996.

(h) Elected Executive Vice President and President--PCC Specialty Products, Inc. in 1998.

(i) Elected President--J&L Fiber Services, Inc. in 1997.

(j) Elected President--Advanced Forming Technology, Inc. in 1997.

(k) Elected Treasurer in 1993 and Assistant Secretary in 1996.

(l) Elected Corporate Controller and Assistant Secretary in 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of June 6, 1998 there were approximately 3,715 shareholders of record of the Company's common stock. The Company's common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Midwest Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters, including dividends, is incorporated herein by reference to the Five-Year Summary of Selected Financial Data and the Quarterly Financial Information in Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp." The Company expects to continue to pay quarterly cash dividends, subject to its earnings, financial condition and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

    Information with respect to Selected Financial Data is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" in Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp."

    Information included in "Management's Discussion & Analysis" in Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp." describing the divisions relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to pages 1 through 46 of Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp."

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement dated June 26, 1998 for the 1998 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to the Company's executive officers follows Part I, Item 4 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Proxy Statement dated June 26, 1998 for the 1998 Annual Meeting of Shareholders of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement dated June 26, 1998 for the 1998 Annual Meeting of Shareholders of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees, Certain Transactions" in the Proxy Statement dated June 26, 1998 for the 1998 Annual Meeting of Shareholders of the Registrant.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

    The following financial statements incorporated by reference from Exhibit 13, the "Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp." are filed as part of this report.

                                                                                           PAGE IN EXHIBIT 13,
                                                                                         THE "FINANCIAL SECTION
                                                                                        OF THE 1998 ANNUAL REPORT
                                                                                             TO SHAREHOLDERS
STATEMENT                                                                             OF PRECISION CASTPARTS CORP."
------------------------------------------------------------------------------------  -----------------------------
Consolidated Statements of Income...................................................                    7
Consolidated Balance Sheets.........................................................                    8
Consolidated Statements of Cash Flows...............................................                   10
Consolidated Statements of Shareholders' Investment.................................                   13
Notes to Financial Statements.......................................................                   14
Report of Independent Accountants...................................................                   42

(A)(2) FINANCIAL STATEMENT SCHEDULE

    The following schedule is filed as part of this report:

        Schedule II--Valuation and Qualifying Accounts

        Report of Independent Accountants on Financial Statement Schedule

(A)(3) EXHIBITS

       (3)A    --      Restated Articles of Incorporation of Precision Castparts Corp. as amended
                       (Incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the
                       Company's Registration Statement on form 8A/A, Filed September 27, 1997.) (File number 1-10348)

       (3)B    --      Bylaws of Precision Castparts Corp. (Incorporated herein by reference to
                       Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form
                       8A/A, Filed September 27, 1997.) (File number 1-10348)

       (4)A    --      Indenture dated December 17, 1997 between the First National Bank of Chicago as
                       Trustee and Precision Castparts Corp.

      (10)A    --      Precision Castparts Corp. Revised and Restated Stock Incentive Plan as amended.
                       (Incorporated herein by reference to Exhibit (10)A in the Form 10-K dated April
                       3, 1994.) (File number 1-10348)

      (10)B    --      Precision Castparts Corp. Non-Employee Directors' Stock Option Plan.
                       (Incorporated herein by reference to Item 6(a), Exhibit (10)B in the Form 10Q dated August 8, 1997.) (File number 1-10348)

      (10)C    --      Precision Castparts Corp. 1994 Stock Incentive Plan. (Incorporated herein by reference to Appendix A in Registrant's June 20, 1994 Proxy Statement to
                       Shareholders.) (File number 1-10348)

      (10)D    --      Precision Castparts Corp. Nonemployee Directors' Deferred Compensation Plan
                       dated January 1, 1995. (Incorporated herein by reference to Exhibit (10)D in the Form 10-K dated April 2, 1995.) (File number 1-10348)

      (10)E    --      Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1,
                       1995 (Incorporated herein by reference to Exhibit (10)E in the Form 10-K dated
                       April 2, 1995.) (File number 1-10348)

      (10)F    --      Bank of America Credit Agreement Dated July 31, 1996 among Precision Castparts
                       Corp.; Certain of its Subsidiaries; Bank of America National Trust and Savings
                       Association, as Agent; Letter of Credit Issuing Bank; and The Other Financial
                       Institutions Party Hereto Arranged by BA Securities, Inc. (Incorporated herein by reference to Exhibit (10)H in the Form 10Q dated October 25, 1996.) (File number 1-10348)

      (10)G    --      Precision Castparts Corp. Executive Performance Compensation Plan.
                       (Incorporated herein by reference to Item 6(a), Exhibit (10)G in the Form 10Q dated August 8, 1997.) (File number 1-10348)

      (10)H    --      Compensation Arrangement between Precision Castparts Corp. and Gregory M.
                       Delaney.

      (10)I    --      Form of Change of Control Agreement and Indemnity Agreement for Officers and
                       Executives of Precision Castparts Corp. (Incorporated herein by reference to
                       Exhibit (10)I in the Form 10K dated June 27, 1997.) (File number 1-10348)

      (10)J    --      Form of Employment Agreement, dated as of April 2, 1997 between Precision
                       Castparts Corp. and Steven C. Riedel. (Incorporated herein by reference to
                       Exhibit (10)J in the Form 10K dated June 27, 1997.) (File number 1-10348)

      (10)K    --      Precision Castparts Corp. Supplemental Executive Retirement Program 1998, Dated
                       January 1, 1998.

      (10)L    --      Precision Castparts Corp. 1998 Employee Stock Purchase Plan (Incorporated
                       herein by reference to Item 6(a), Exhibit (10)L in the Form 10Q dated August 8,
                       1997.) (File number 1-10348)

      (11)     --      Calculation of Earnings Per Share for the Year Ended March 29, 1998.

      (12)     --      Calculation of Ratio of Earnings to Fixed Charges.

      (13)     --      Financial Section of the 1998 Annual Report to Shareholders of Precision
                       Castparts Corp. for the Year Ended March 29, 1998.

      (21)     --      Subsidiaries of Precision Castparts Corp.

      (23)     --      Consent of Independent Accountants.

      (27)     --      Financial Data Schedule.

(B) NOT APPLICABLE.
(C) SEE (A)(3) ABOVE.
(D) SEE (A)(2) ABOVE.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PRECISION CASTPARTS CORP.

                                By            /s/ WILLIAM C. MCCORMICK
                                     ------------------------------------------
                                                William C. McCormick
                                        CHAIRMAN OF THE BOARD, DIRECTOR AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE
------------------------------  --------------------------

 As officers or directors of
  PRECISION CASTPARTS CORP.

   /s/ WILLIAM C. MCCORMICK     Chairman of the Board,
------------------------------    Director and Chief
     William C. McCormick         Executive Officer

                                Vice President and Chief
    /s/ WILLIAM D. LARSSON        Financial Officer
------------------------------    (Principal Financial and
      William D. Larsson          Accounting Officer)

   /s/ PETER R. BRIDENBAUGH
------------------------------  Director
     Peter R. Bridenbaugh

      /s/ DEAN T. DUCRAY
------------------------------  Director
        Dean T. DuCray

      /s/ DON R. GRABER
------------------------------  Director
        Don R. Graber

      /s/ ROY M. MARVIN
------------------------------  Director
        Roy M. Marvin

    /s/ VERNON E. OECHSLE
------------------------------  Director
      Vernon E. Oechsle

   /s/ STEVEN G. ROTHMEIER
------------------------------  Director
     Steven G. Rothmeier

                                  SCHEDULE II
                   PRECISION CASTPARTS CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED
                                (000'S OMITTED)

             COLUMN A                 COLUMN B            COLUMN C           COLUMN D     COLUMN E
-----------------------------------  -----------  ------------------------  -----------  -----------
                                                         ADDITIONS
                                                  ------------------------
                                     BALANCE AT   CHARGED TO                             BALANCE AT
                                      BEGINNING    COSTS AND    BUSINESS                   END OF
          CLASSIFICATION              OF PERIOD    EXPENSES    ACQUISITIONS DEDUCTIONS     PERIOD
-----------------------------------  -----------  -----------  -----------  -----------  -----------
Deducted from assets to which they apply:

Reserve for doubtful accounts:
  March 31, 1996...................   $   1,200    $  --        $     100    $     200(1)  $   1,100
                                     -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------
  March 30, 1997...................   $   1,100    $     900    $   1,400    $     800(1)  $   2,600
                                     -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------
  March 29, 1998...................   $   2,600    $   1,100    $     700    $     600(1)  $   3,800
                                     -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------

Deferred tax asset valuation
  allowance:
  March 31, 1996...................   $   3,800    $     500(2)  $     200   $     400(3)  $   4,100
                                     -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------
  March 30, 1997...................   $   4,100    $     500(2)  $   1,300   $   2,400(3)  $   3,500
                                     -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------
  March 29, 1998...................   $   3,500    $  --        $  --        $   2,000(3)  $   1,500
                                     -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------

------------------------

(1) Write off of bad debts.

(2) Establishment of valuation allowances on capital-loss carryforwards or operating loss carryforwards.

(3) Utilization of tax benefits under capital-loss or operating loss carryforwards.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.

    Our audits of the consolidated financial statements referred to in our report dated April 29, 1998 appearing on page 33 of the 1998 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are included as Exhibit 13 in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICE WATERHOUSE LLP
                                          --------------------------------------
                                          PRICE WATERHOUSE LLP
                                          Portland, Oregon
                                          April 29, 1998

                               INDEX TO EXHIBITS

EXHIBITS
---------
(3)A          --      Restated Articles of Incorporation of Precision Castparts Corp. as amended (Incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on
                        form 8A/A, Filed September 27, 1997.) (File number 1-10348)

(3)B          --      Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to
                        Amendment No. 3 to the Company's Registration Statement on Form 8A/A, Filed September 27,
                        1997.) (File number 1-10348)

(4)A          --      Indenture dated December 17, 1997 between the First National Bank of Chicago as Trustee and
                        Precision Castparts Corp.

(10)A         --      Precision Castparts Corp. Revised and Restated Stock Incentive Plan as amended. (Incorporated herein by reference to Exhibit (10)A in the Form 10-K dated April 3, 1994.) (File number
                        1-10348)

(10)B         --      Precision Castparts Corp. Non-Employee Directors' Stock Option Plan. (Incorporated herein by reference to Item 6(a), Exhibit (10)B in the Form 10Q dated August 8, 1997.) (File number
                        1-10348)

(10)C         --      Precision Castparts Corp. 1994 Stock Incentive Plan. (Incorporated herein by reference to
                        Appendix A in Registrant's June 20, 1994 Proxy Statement to Shareholders.) (File number
                        1-10348)

(10)D         --      Precision Castparts Corp. Nonemployee Directors' Deferred Compensation Plan dated January 1,
                        1995. (Incorporated herein by reference to Exhibit (10)D in the Form 10-K dated April 2,
                        1995.) (File number 1-10348)

(10)E         --      Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995
                        (Incorporated herein by reference to Exhibit (10)E in the Form 10-K dated April 2, 1995.)
                        (File number 1-10348)

(10)F         --      Bank of America Credit Agreement Dated July 31, 1996 among Precision Castparts Corp.; Certain of its Subsidiaries; Bank of America National Trust and Savings Association, as Agent; Letter
                        of Credit Issuing Bank; and The Other Financial Institutions Party Hereto Arranged by BA
                        Securities, Inc. (Incorporated herein by reference to Exhibit (10)H in the Form 10Q dated
                        October 25, 1996.) (File number 1-10348)

(10)G         --      Precision Castparts Corp. Executive Performance Compensation Plan. (Incorporated herein by reference to Item 6(a), Exhibit (10)G in the Form 10Q dated August 8, 1997.) (File number
                        1-10348)

(10)H         --      Compensation Arrangement between Precision Castparts Corp. and Gregory M. Delaney.

(10)I         --      Form of Change of Control Agreement and Indemnity Agreement for Officers and Executives of
                        Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)I in the Form 10K dated June 27, 1997.) (File number 1-10348)

(10)J         --      Form of Employment Agreement, dated as of April 2, 1997 between Precision Castparts Corp. and
                        Steven C. Riedel. (Incorporated herein by reference to Exhibit (10)J in the Form 10K dated
                        June 27, 1997.) (File number 1-10348)

(10)K         --      Precision Castparts Corp. Supplemental Executive Retirement Program 1998, Dated January 1,
                        1998.

EXHIBITS
---------
(10)L         --      Precision Castparts Corp. 1998 Employee Stock Purchase Plan (Incorporated herein by reference to Item 6(a), Exhibit (10)L in the Form 10Q dated August 8, 1997.) (File number 1-10348)

(11)          --      Calculation of Earnings Per Share for the Year Ended March 29, 1998.

(12)          --      Calculation of Ratio of Earnings to Fixed Charges.

(13)          --      Financial Section of the 1998 Annual Report to Shareholders of Precision Castparts Corp. for
                        the Year Ended March 29, 1998.

(21)          --      Subsidiaries of Precision Castparts Corp.

(23)          --      Consent of Independent Accountants.

(27)          --      Financial Data Schedule.