Form 10-Q
period 1998-06-28
PRECISION CASTPARTS CORP
filed 1998-08-12
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
             For the Quarter Ended June 28, 1998
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of August 5, 1998:  24,346,949

                                          Page 1 of 13 Pages

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

                                       6/28/98      6/29/97
                                 ___________________________
Net Sales                             $370,000    $       $
317,000
Cost of Goods Sold                     284,400      249,100
Selling and Administrative Expenses     38,000       30,000
Interest Expense, Net                    6,900        5,000
                                      ________
________

Income Before Provision for
  Income Taxes                          40,700       32,900
Provision for Income Taxes              16,300       13,400
                                      ________
________

Net Income                            $ 24,400     $ 19,500
                                      ========     ========

Net Income Per Common Share (Basic)   $   1.00     $   0.81
                                      ========     ========

Net Income per Common Share (Diluted) $   1.00     $   0.80
                                      ========     ========




See Notes to the Interim Financial Statements on page 7.













Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets

(In thousands)

                                        6/28/98     3/29/98
                                   ____________________________
ASSETS
Current Assets:
  Cash and cash equivalents          $    9,400   $   25,000
  Receivables                           237,400      208,600
  Inventories                           245,500      240,900
  Prepaid expenses                        5,000        7,100
  Current deferred tax asset             31,800       29,200
                                     __________   __________
    Total current assets                529,100      510,800
                                     __________   __________

Property, Plant and Equipment, at cost  510,800      490,200
  Less -- Accumulated depreciation    (206,900)    (197,500)
                                     __________   __________
    Net property, plant and equipment             303,900        292,700

Goodwill, net of amortization           518,400      451,600
Other Assets, net                        21,200       19,500
                                     __________   __________

                                     $1,372,600   $1,274,600
                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                      $   19,200   $      800
  Current portion of long-term debt      24,300       24,400
  Accounts payable                       84,200       87,500
  Accrued liabilities                   117,500      123,700
  Income taxes payable                   43,100       28,400
                                     __________   __________
    Total current liabilities           288,300      264,800
                                     __________   __________
Long-Term Debt, excluding
   current portion                      392,100      347,000
Deferred Tax Liability                   23,200       23,200
Accrued Retirement Benefits Obligation   36,700       34,000
Other Long-Term Liabilities              13,100       10,300
                                     __________   __________
    Total liabilities                   753,400      679,300
                                     __________   __________

See Notes to the Interim Financial Statements on page 7.


Shareholders' Investment:
  Common stock                           24,300       24,300
  Paid-in capital                       174,100      172,400
  Retained earnings                     422,600      399,700
  Cumulative translation adjustment     (1,800)      (1,100)
                                     __________   __________
      Total shareholders' investment    619,200      595,300
                                     __________   __________
                                     $1,372,600   $1,274,600
                                     ==========   ==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                          Three Months Ended
                                     ___________________________

                                       6/28/98       6/29/97
                                     ___________________________

Cash Flows from Operating Activities:
  Net income                         $  24,400     $  19,500
  Non-cash items included in income:
    Depreciation and amortization       13,200        10,800
    Deferred taxes                       (100)         (100)
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables                       (23,700)      (24,800)
    Inventories                        (1,500)         2,900
    Prepaids                             2,300         (100)
    Payables, accruals & current taxes (1,900)       (3,300)
    Other operating activities, net      2,600         1,300
                                     _________     _________
      Net cash provided by
      operating activities              15,300         6,200
                                     _________     _________


See Notes to the Interim Financial Statements on page 7.










Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                     (76,100)            --
  Acquisition of property, plant
    and equipment                     (16,700)      (15,900)
  Other investing activities, net        (500)         1,100
                                     _________     _________
      Net cash used by investing
      activities                      (93,300)      (14,800)
                                     _________     _________

Cash Flows from Financing Activities:
  Proceeds of long-term debt            53,000            --
  Payment of long-term debt            (9,400)       (5,500)
  Proceeds of notes payable             18,400         4,000
  Proceeds from exercise of
    stock options                        1,700         4,200
  Cash dividends                       (1,500)       (1,400)
  Other financing activities, net          200         (600)
                                     _________     _________
      Net cash provided by
      financing activities              62,400           700
                                     _________     _________

Net Decrease in Cash and
  Cash Equivalents                    (15,600)       (7,900)
Cash and Cash Equivalents at
  Beginning of Period                   25,000        10,100
                                     _________     _________

Cash and Cash Equivalents at
  End of Period                      $   9,400     $   2,200
                                     =========     =========

See Notes to the Interim Financial Statements on page 7.

















Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

                                       Three Months Ended
                                     _______________________

                                       6/28/98       6/29/97
                                     _______________________

Net income                           $  24,400     $  19,500

Other comprehensive income (expense):
  Foreign currency translation
     adjustments                         (700)           300
                                     __________    _________
Total comprehensive income           $  23,700     $  19,800
                                     ==========    =========



See Notes to the Interim Financial Statements on page 7.

                                                      Page 7
Notes to the Interim Financial Statements

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


(2)  Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     During the first quarter of fiscal 1999, PCC acquired substantially all shares of common stock of Environment/One Corporation ("E/One"), a manufacturer of highly engineered equipment for low-pressure sewer systems and other applications, for $72.0 million. The excess of the purchase price over the fair values of the net assets acquired was $62.3 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. E/One operates as part of PCC Flow Technologies.

     On April 17, 1998, the Company acquired the assets of TBV, a manufacturer of ball valves and pipeline instrumentation, for $9.8 million. The excess of the purchase price over the fair values of the net assets acquired was $4.4 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. TBV operates as part of PCC Flow
     Technologies.








(3)  Earnings Per Share

     PCC's authorized common stock consisted of 100,000,000 shares having a stated value of $1.00 each.
     Information related to the calculation of earnings per share follows:

                                       Three Months Ended

_________________________

                                 6/28/98             6/29/97
                            ______________________________________

                              Basic    Diluted    Basic    Diluted
                            ______________________________________
Net Income                  $ 24,400  $ 24,400  $ 19,500  $ 19,500
                            ______________________________________

Average equivalent shares:
  Average shares of
    common stock
    outstanding               24,300    24,300            24,000   24,000
  Options and Employee
    Stock Purchase Plan           -        200               -       300
                            ______________________________________

  Total average
  equivalent shares           24,300    24,500     24,000   24,300
                            ______________________________________
Net income per common share  $   1.00  $   1.00   $   0.81  $  0.80
                             ======================================

(4)  Comprehensive Income

     During the quarter ended June 28, 1998, the Company adopted Statement of Financial Accounting Standards
     ("SFAS") No. 130, "Reporting Comprehensive Income", which requires reporting of changes in shareholders' investment that do not result directly from transactions with shareholders.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the first quarter were $370.0 million, up 17 percent from $317.0 million in the same quarter last year.
Net income was $24.4 million, or $1.00 per share (diluted), for the quarter, compared with net income of $19.5 million, or $0.80 per share (diluted) in the same quarter last year.

Results of Operations - Comparison Between Three Months
Ended June 28, 1998 and June 29, 1997

Sales increased $53.0 million as compared to the first quarter a year ago, primarily due to acquisitions completed in fiscal 1998, coupled with strong demand in the aerospace market.

Cost of goods sold as a percent of sales for the first quarter of fiscal 1999 was 77 percent, an improvement from the 79 percent reported in the first quarter last year.
This improvement came from leveraging higher sales, the addition of acquisitions yielding higher margins, and continued development of process improvements, partially offset by the impact of high development costs associated with industrial gas turbine ("IGT") products.

Selling and administrative costs were $38.0 million for the quarter, up $8.0 million from the $30.0 million a year ago. The higher level of selling and administrative expenses primarily reflects the acquisitions completed in fiscal 1998 and fiscal 1999.

Net interest expense in the first quarter of fiscal 1999 was $6.9 million, as compared with $5.0 million in the first quarter a year ago. The higher expense reflects higher debt levels as a result of borrowings to fund the acquisitions and debt assumed in connection with the acquisitions.

The effective tax rate in the first quarter of fiscal 1998 was 40.0 percent, approximating last year's effective tax rate of 40.8 percent.


Changes in Financial Condition and Liquidity

Total assets of $1,372.6 million at June 28, 1998
represented a $98.0 million increase from the $1,274.6 million balance at March 29, 1998. This increase reflects the acquisitions of E/One and TBV and higher receivables, partially offset by a decrease in cash. Total capitalization at June 28, 1998, was $1,054.8 million, consisting of $435.6 million of debt and $619.2 million of equity. The debt-to-capitalization ratio was 41 percent compared with 38 percent at the end of the prior fiscal year.






Cash from earnings for the three months ended June 28, 1998 of $37.5 million, plus $62.0 million of net borrowings and $1.7 million from the sale of common stock through stock option exercises was less than cash requirements which consisted of $76.1 million for the acquisitions of E/One and TBV, $22.2 million for increased working capital, $16.7 million for capital expenditures and $1.5 million for dividends. The net decrease in the quarter's cash resulted in an ending cash balance of $9.4 million, down $15.6 million from fiscal 1998 year end.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Shareholders of the Company was held on August 5, 1998. At that meeting, the shareholders elected two directors to serve terms of three years, and ratified the appointment of Price waterhouseCoopers LLP as auditors of the Company for the 1999 fiscal year. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes is included in the table below:






















                                             Votes

_________________________________________________________________________
                                                Against                 Broker
                                     Cast          or        Absten-     Non-
Matter Voted Upon                    For        Withheld      tions     Votes     Total
________________________________________________________________________________
________________
1.  To elect two
    directors to
    serve terms of
    three years

    Peter R. Bridenbaugh        21,360,222       198,098        --        --       21,558,320
    Steven G. Rothmeier         21,353,313       205,007        --        --       21,558,320

2.  To ratify the
    appointment of
    PricewaterhouseCoopers LLP
    as auditors of
    the Company for
    the 1999 fiscal year        21,514,001        15,941    28,378        --       21,558,320


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

                     Exhibit 11.    Computation of Per
                     Share Earnings*
          Exhibit 27. Financial Data Schedule

           *   Data required by Statement of Financial
           Accounting Standards No. 128, Earnings per
           Share, is provided in Note 3 to the
           Consolidated Financial Statements in this
           Report.

     b. Reports on Form 8-K

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

                                                     Page 13
SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  August 12, 1998        /s/  W.D. Larsson
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)





