Form 10-Q
period 1998-09-27
PRECISION CASTPARTS CORP
filed 1998-11-12
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           of the Securities Exchange Act of 1934
          For the Quarter Ended September 27, 1998
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of November 5, 1998:  24,359,425




                                          Page 1 of 18 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.


PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

                                          Three Months Ended
                                     ___________________________
                                       9/27/98          9/28/97
                                     ___________________________
Net Sales                            $ 363,400         $318,100
Cost of Goods Sold                     277,200          248,200
Selling and Administrative Expenses     37,400           30,900
Interest Expense, Net                    7,000            4,500
                                      _________        _________
Income Before Provision for
  Income Taxes                          41,800           34,500
Provision for Income Taxes              16,500           13,800
                                      _________        _________

Net Income                            $ 25,300         $ 20,700
                                     =========         =========
Net Income Per Common Share (Basic)   $   1.05         $   0.86
                                      =========        =========
Net Income Per Common Share (Diluted) $   1.03         $   0.86
                                      =========        =========

See Notes to the Interim Financial Statements on page 8.

















                                                       Page 3

                                             Six Months Ended
                                     ___________________________
                                      9/27/98           9/28/97
                                     ___________________________
Net Sales                            $ 733,400         $635,100
Cost of Goods Sold                     561,600          497,300
Selling and Administrative Expenses     75,400           60,900
Interest Expense, Net                   13,900            9,500
                                      ________         ________
Income Before Provision for
  Income Taxes                          82,500           67,400
Provision for Income Taxes              32,800           27,200
                                      ________         ________

Net Income                            $ 49,700         $ 40,200
                                      ========         ========
Net Income Per Common Share (Basic)   $   2.05         $   1.67
                                      ========         ========
Net Income Per Common Share (Diluted) $   2.03         $   1.66
                                      ========         ========

See Notes to the Interim Financial Statements on page 8.


























                                                     Page 4
Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

                                       9/27/98       3/29/98
                                    ________________________
ASSETS
Current Assets:
  Cash and cash equivalents         $    5,800    $   25,000
  Receivables                          242,200       208,600
  Inventories                          255,200       240,900
  Prepaid expenses                       6,400         7,100
  Current deferred tax asset            31,800        29,200
                                    __________    __________
    Total current assets               541,400       510,800
                                    __________    __________

Property, Plant and Equipment, at cost 532,500       490,200
  Less -- Accumulated depreciation   (216,700)     (197,500)
                                    __________    __________
    Net property, plant and equipment  315,800       292,700

Goodwill, net of amortization          516,000       451,600
Other Assets, net                       25,000        19,500
                                    __________    __________

                                    $1,398,200    $1,274,600
                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                     $   23,900    $      800
  Current portion of long-term debt     24,100        24,400
  Accounts payable                      88,700        87,500
  Accrued liabilities                  123,400       123,700
  Income taxes payable                  33,400        28,400
                                    __________    __________
    Total current liabilities          293,500       264,800
                                    __________    __________
Long-Term Debt, excluding
   current portion                     384,200       347,000
Deferred Tax Liability                  23,200        23,200
Accrued Retirement Benefits Obligation  38,600        34,000
Other Long-Term Liabilities             13,700        10,300
                                    __________    __________
    Total liabilities                  753,200       679,300
                                    __________    __________

See Notes to the Interim Financial Statements on page 8.

Shareholders' Investment:
  Common stock                          24,300        24,300
  Paid-in capital                      174,200       172,400
  Retained earnings                    446,500       399,700
  Cumulative translation adjustment        -         (1,100)
                                    __________    __________
      Total shareholders' investment              645,000        595,300
                                    __________    __________
                                    $1,398,200    $1,274,600
                                    ==========    ==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                             Six Months Ended
                                       __________________________
                                       9/27/98            9/28/97
                                       __________________________
Cash Flows from Operating Activities:
  Net income                         $  49,700           $ 40,200
  Non-cash items included in income:
    Depreciation and amortization       26,400             21,100
    Deferred taxes                       (100)              1,900
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables                       (29,500)           (23,300)
    Inventories                       (11,600)             10,200
    Payables, accruals & current taxes (1,800)            (7,000)
    Other operating activities, net      3,000              4,400
                                     _________           ________
      Net cash provided by
      operating activities              36,100             47,500
                                     _________           ________
Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                     (76,100)            (5,300)
  Acquisition of property, plant
    and equipment                     (37,500)           (34,500)
  Other investing activities, net        (400)              3,300
                                     _________           ________
_
      Net cash used by investing
      activities                     (114,000)           (36,500)
                                     _________           _________

See Notes to the Interim Financial Statements on page 8.


Cash Flows from Financing Activities:
  Proceeds of long-term debt            53,000             27,500
  Payment of long-term debt           (17,500)           (43,900)
  Proceeds of notes payable             23,100                -
  Proceeds from exercise of
    stock options                        1,800              6,600
  Cash dividends                       (2,900)            (2,900)
  Other financing activities, net        1,200                300
                                     _________           ________
      Net cash provided by (used by)
      financing activities              58,700           (12,400)
                                     _________           ________
Net Decrease in Cash and
  Cash Equivalents                    (19,200)            (1,400)
Cash and Cash Equivalents at
  Beginning of Period                   25,000             10,100
                                     _________           ________
Cash and Cash Equivalents at
  End of Period                      $   5,800           $  8,700
                                     =========           ========

See Notes to the Interim Financial Statements on page 8.


























Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

                                        Three Months Ended
                                     _______________________
                                       9/27/98       9/28/97
                                     _______________________
Net income                           $   25,300    $ 20,700

Other comprehensive income (expense):
  Foreign currency translation
     adjustments                          1,800      (1,800)
                                     __________    _________
Total comprehensive income           $   27,100    $ 18,900
                                     ==========    =========

                                        Six Months Ended
                                     _______________________
                                       9/27/98      9/28/97
                                     _______________________
Net income                           $   49,700   $  40,200

Other comprehensive income (expense):
  Foreign currency translation
     adjustments                          1,100      (1,500)
                                     __________    _________
Total comprehensive income           $   50,800    $ 38,700
                                     ==========    =========




See Notes to the Interim Financial Statements on page 8.









Notes to the Interim Financial Statements

(1)  Basis of Presentation

     The consolidated interim financial statements have been prepared by Precision Castparts Corp. (PCC or the Company), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for fair representation.

(2)  Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     During the first quarter of fiscal 1999, PCC acquired the stock of Environment/One Corporation (E/One), a manufacturer of highly engineered equipment for low-pressure sewer systems and other applications, for $72.0 million. The excess of the purchase price over the fair values of the net assets acquired was approximately $62.3 million and has been recorded as goodwill. E/One operates as part of PCC Flow
     Technologies, Inc.

     Also during the first quarter of fiscal 1999, the Company acquired the assets of TBV, a manufacturer of ball valves and pipeline instrumentation, for $9.8 million. The excess of the purchase price over the fair values of the net assets acquired was approximately $4.4 million and has been recorded as goodwill. TBV operates as part of PCC Flow Technologies, Inc.

     During the second quarter of fiscal 1998, the Company acquired certain of the assets of Pittler GmbH of Langen, Germany. In the third quarter of fiscal 1998, the Company acquired J&L Fiber Services. In the fourth quarter of fiscal 1998, the Company acquired Schlosser Casting Company and Baronshire Engineering Limited.

(3)  Earnings Per Share

     PCC's authorized common stock consisted of 100,000,000 shares having a stated value of $1.00 each.
     Information related to the calculation of earnings per share follows:

                                       Three Months Ended

________________________

                                 9/27/98             9/28/97
                            ______________________________________

                              Basic    Diluted    Basic    Diluted
                            ______________________________________
Net Income                  $ 25,300 $ 25,300  $ 20,700  $ 20,700
                            ______________________________________

Average equivalent shares:
  Average shares of
    common stock
    outstanding               24,300   24,300    24,100    24,100
  Options and Employee
    Stock Purchase Plan            -      200         -       300
                            ______________________________________

  Total average
  equivalent shares           24,300   24,500    24,100    24,400
                            ______________________________________
Net income per common share $   1.05 $   1.03  $   0.86  $   0.86
                             ======================================
















                                                    Page 10

                                        Six Months Ended

________________________

                                 9/27/98             9/28/97
                            ______________________________________

                              Basic    Diluted    Basic    Diluted
                            ______________________________________
Net Income                  $ 49,700 $ 49,700  $ 40,200  $ 40,200
                            ______________________________________

Average equivalent shares:
  Average shares of
    common stock
    outstanding               24,300   24,300    24,100    24,100
  Options and Employee
    Stock Purchase Plan            -      200         -       200
                            ______________________________________

  Total average
  equivalent shares           24,300   24,500    24,100    24,300
                            ______________________________________
Net income per common share $   2.05 $   2.03  $   1.67  $   1.66
                             ======================================

(4)  Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No.
     130, Reporting Comprehensive Income, was adopted as of March 30, 1998. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such item currently applicable to PCC is foreign currency translation adjustments. The adoption of this Statement had no impact on the Company's net income, cash flow or shareholders' investment.
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the second quarter of fiscal 1999 were $363.4 million, up 14 percent from $318.1 million in the same quarter last year. Net income was $25.3 million, or $1.03 per share (diluted), for the quarter, compared with net income of $20.7 million, or $0.86 per share (diluted) in the same quarter last year.


Results of Operations - Comparison Between Three Months
Ended September 27, 1998 and September 28, 1997.

Sales increased $45.3 million as compared to the second quarter a year ago, primarily due to acquisitions completed in fiscal 1998 and the first quarter of fiscal 1999, coupled with increased sales in the aerospace market.

Cost of goods sold as a percent of sales for the second quarter of fiscal 1999 was 76 percent, an improvement from the 78 percent reported in the second quarter last year.
This improvement came from leveraging higher sales, the addition of acquisitions yielding higher margins, and continued development of process improvements.

Selling and administrative costs were $37.4 million for the quarter, up $6.5 million from the $30.9 million a year ago.
The higher level of selling and administrative expenses primarily reflects the addition of the new acquisitions completed in fiscal 1998 and fiscal 1999.

Net interest expense in the second quarter of fiscal 1999 was $7.0 million, as compared with $4.5 million in the second quarter a year ago. The higher expense reflects higher current quarter debt levels as a result of borrowings to fund the acquisitions and debt assumed in connection with the acquisitions.

The effective tax rate in the second quarter of fiscal 1999 was 39.5 percent, approximating last year's effective tax rate of 39.8 percent.


Results of Operations - Comparison Between Six Months Ended
September 27, 1998 and September 28, 1997.

Sales of $733.4 million for the first six months of fiscal 1999 increased $98.3 million, or 15 percent, compared to the first six months a year ago. The increase reflects the acquisitions completed in fiscal 1998 and fiscal 1999, and improved sales to the aerospace industry.

Cost of goods sold as a percent of sales for the first half of fiscal 1999 was 77 percent, a slight improvement from the 78 percent from the first half of last year. This improvement came from leveraging higher sales, the addition of acquisitions yielding higher margins and continued development of process improvements, partially offset by the impact of high development costs associated with industrial gas turbine ("IGT") products.

Selling and administrative costs were $75.4 million for the first six months, or 10 percent of sales, compared to $60.9 million or 10 percent of sales, a year ago. The higher level of selling and administrative expenses primarily reflects the acquisitions completed in fiscal 1998 and fiscal 1999.

Net interest expense in the first half of fiscal 1999 was $13.9 million, as compared with $9.5 million in the first half a year ago. The higher expense reflects higher debt levels as a result of borrowings to fund the acquisitions and debt assumed in connection with the acquisitions.

The effective tax rate for the first six months of fiscal
1999 was 39.8 percent, slightly lower than the last year's effective tax rate of 40.3 percent.


Changes in Financial Condition and Liquidity

Total assets of $1,398.2 million at September 27, 1998, represented a $123.6 million increase from the $1,274.6 million balance at March 29, 1998. This increase reflects the acquisitions of E/One and TBV during the first half of fiscal 1999 and higher receivables and inventories, partially offset by a decrease in cash. Total capitalization at September 27, 1998, was $1,077.2 million, consisting of $432.2 million of debt and $645.0 million of equity. The debt-to-capitalization ratio was 40 percent compared with 38 percent at the end of the prior fiscal year.

Cash from earnings for the six months ended September 27, 1998 of $76.0 million, plus $58.6 million of net borrowings and $1.8 million from the sale of common stock through stock option exercises, was less than cash requirements which consisted of $76.1 million for the acquisitions of E/One and TBV, $39.9 million for increased working capital, $37.5 million for capital expenditures and $2.9 million for dividends. The net decrease in cash for the six months resulted in an ending cash balance of $5.8 million, down $19.2 million from fiscal 1998 year end.

PCC believes that future capital requirements for property, plant and equipment and cash dividends can be funded from existing cash or additional borrowings. The Company continues to evaluate potential acquisitions and believes acquisition opportunities can be funded from cash, additional borrowings and the issuance of stock.


New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the Statement), which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the Statement effective April 3, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of the Statement will not have a significant effect on the Company's results of operations or its financial position.


Year 2000

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the calendar year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 (Y2K) issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

The Company began addressing the Y2K issue in November 1997, with the development of a standardized Year 2000 Plan format. Prior to that time, many of the Company's operations had already begun Y2K planning initiatives.
By March 1998 each of PCC's operating units had completed a Year 2000 Plan that included the following components:

     1) Inventory of all computing assets (both hardware and software);
     2)   Assessment of Y2K compliance for all systems;




     3) Determination of solutions for non-compliant systems;
     4) Development of a project schedule for non-compliant systems, and
     5) Contact with significant suppliers to determine the sufficiency of their Year 2000 Plans.

The Company has prioritized projects on systems, that if not corrected, have the potential of causing a material disruption to the production process or financial and accounting processes. The Company refers to these projects as Critical Projects.

There are currently thirteen Critical Projects, ten of those involve replacement of accounting and business systems. The three remaining Critical Projects involve compliance of manufacturing and production control equipment. PCC management had set December 31, 1998, as the target date for Y2K compliance on all Critical Projects. At this point all but four of those projects are scheduled to meet the original target deadline. Management is currently evaluating the slippages in completion dates for the remaining projects, but does not believe at this time that the identified delays will cause significant problems with implementation of the Year 2000 Plan. Control mechanisms are in place to identify and react to any additional slippages in system remediation schedules.

In addition, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. Contingency plans may include stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shut-down and start-up schedules, development of manual procedures to execute transactions and complete processes and other appropriate measures. Once developed, contingency plans will be continually refined as additional information becomes available.

PCC is a highly diversified company comprised of more than one business segment. Each of these segments have multiple operating units, resulting in twenty five separate Year 2000 Plans. PCC has not required standardized systems throughout the Company. This diversification has allowed the Company to spread the risk of Y2K failures, since no one system is responsible for the entire financial or operational needs of the Company. Also, with few exceptions, business systems that are not compliant are being replaced with packaged systems as opposed to in-house developed and maintained systems.

New business systems being installed include Platinum, JD
Edwards, Frontier and MAPICS. These systems have all had significant testing for Y2K compliance performed by the manufacturer and user community.

In addition, all the systems will be tested in-house by a two step process:

     1) Primary Testing - each operating unit responsible for installation is also required to apply tests to determine Y2K compliance of the system in its operating environment.

     2) Secondary Testing - the Company has established an incremental Y2K Internal Audit position to augment the Internal Audit function. Internal Audit has begun, and will continue to perform, Y2K testing on selected systems. The scheduled completion date is June 30, 1999.

While the Company's diversification reduces the risk that a material Y2K issue will affect the Company's performance, this same diversification increases the possibility that Y2K issues will occur since many more systems exist than in a centralized environment. Management is addressing this issue by:

     (1) The development of a formal Year 2000 Plan for each operating unit;
     (2) Requiring frequent updates on the status of Critical Projects;
     (3) Development of a Year 2000 team which includes key Information Systems managers within the divisions;
     (4) Requiring primary and secondary testing of systems, and
     (5) Development of contingency plans for all critical manufacturing and financial systems.

Costs

The total cost associated with the modifications and replacement of systems to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of all Y2K projects is $5.3 million. This cost includes $2.0 million for systems that although not Year 2000 compliant would have been replaced for other reasons by Year 2000 or shortly thereafter.




To date, $2.3 million has been spent on Year 2000 systems, $1.9 million of that number represents the cost to replace systems while $0.4 million represents the cost to upgrade or modify existing systems. Future costs of $3.0 million are expected to be incurred, with $2.4 million of that amount for replacement of existing systems and $0.6 million for upgrades or systems modifications. While there are 113 systems that have been identified that will require some cost for Y2K upgrades, the majority of the Company's cost is concentrated in the thirteen Critical Projects that were identified.
These projects are expected to incur $3.6 million of the total cost, with $1.9 million spent to date and $1.7 in anticipated future costs. All costs associated with these projects have been provided for from existing operating budgets and are funded through operating cash flow.

Risks

The Company relies on third party suppliers for raw materials, outside processing, utilities, transportation and other key services. Interruption of supplier operations due to Y2K issues could affect Company operations. PCC has initiated efforts to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to supplier failures will vary by division and operating unit, options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruptions due to third party failure.

The Company is also dependent upon its customers for sales and cash flow. Y2K interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, PCC's customer base is broad enough to minimize the affects of a single occurrence. The Company, however, is in communication with its major customers with respect to Y2K issues, and not only has received information indicating that they are developing and monitoring their own plans, but that they are also monitoring both their customers' and suppliers' plans.







The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem.
The Company believes that, with the implementation of new business systems and completion of the Critical Projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

In addition, failure to meet critical milestones identified in the Company's Plan would provide advance notice, and steps would be taken to prevent Y2K failures. Customers and suppliers would also receive advance notice allowing them to implement alternate plans. However, despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations and business processes.

The Company's Year 2000 project is an ongoing process and the estimates of costs and completion dates for various components of Y2K readiness described above are subject to change.

Readers are cautioned that forward looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements" on page 18.

Part II.   OTHER INFORMATION

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

     b. Reports on Form 8-K

            None.



Forward Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up for industrial gas turbine component production; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; timely, effective and cost-efficient introduction of hardware and software to address the Year 2000 issue; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  November 12, 1998      /s/  W.D. LARSSON
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)



