Form 10-Q
period 1998-12-27
PRECISION CASTPARTS CORP
filed 1999-02-10
CIK 79958

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

           _______________________________________

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Quarter Ended December 27, 1998
                 Commission File No. 1-10348

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

                                   Yes      X     No

Number of shares of Common Stock, no par value, outstanding
as of February 8, 1999:  24,465,426




                                          Page 1 of 20 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.


PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

                                          Three Months Ended
                                     ___________________________
                                      12/27/98         12/28/97
                                     ___________________________
Net Sales                            $ 361,200         $326,400
Cost of Goods Sold                     277,300          255,000
Selling and Administrative Expenses     37,000           30,400
Interest Expense, Net                    6,800            5,100
                                      _________        _________
Income Before Provision for
  Income Taxes                          40,100           35,900
Provision for Income Taxes              14,400           14,300
                                      _________        _________

Net Income                            $ 25,700         $ 21,600
                                     =========         =========
Net Income Per Common Share (Basic)   $   1.05         $   0.89
                                      =========        =========
Net Income Per Common Share (Diluted) $   1.05         $   0.88
                                      =========        =========

See Notes to the Interim Financial Statements on page 8.

















                                                       Page 3

                                          Nine Months Ended
                                     ___________________________
                                       12/27/98        12/28/97
                                     ___________________________
Net Sales                            $1,094,600        $961,500
Cost of Goods Sold                      838,900         752,300
Selling and Administrative Expenses     112,400          91,300
Interest Expense, Net                    20,700          14,600
                                      _________        ________
Income Before Provision for
  Income Taxes                          122,600         103,300
Provision for Income Taxes               47,200          41,500
                                      _________        ________

Net Income                            $   75,400       $ 61,800
                                      =========        ========
Net Income Per Common Share (Basic)   $     3.10       $   2.56
                                      =========        ========
Net Income Per Common Share (Diluted) $     3.08       $   2.54
                                      =========        ========

See Notes to the Interim Financial Statements on page 8.


























                                                     Page 4
Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

                                      12/27/98       3/29/98
                                    ________________________
ASSETS
Current Assets:
  Cash and cash equivalents         $    3,800    $   25,000
  Receivables                          250,400       208,600
  Inventories                          267,700       240,900
  Prepaid expenses                       6,700         7,100
  Current deferred tax asset            31,800        29,200
                                    __________    __________
    Total current assets               560,400       510,800
                                    __________    __________

Property, Plant and Equipment, at cost 545,000       490,200
  Less -- Accumulated depreciation   (224,100)     (197,500)
                                    __________    __________
    Net property, plant and equipment  320,900       292,700

Goodwill, net of amortization          521,800       451,600
Other Assets, net                       28,500        19,500
                                    __________    __________

                                    $1,431,600    $1,274,600
                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Notes payable                     $   18,700    $      800
  Current portion of long-term debt     24,000        24,400
  Accounts payable                      95,000        87,500
  Accrued liabilities                  130,500       123,700
  Income taxes payable                  33,700        28,400
                                    __________    __________
    Total current liabilities          301,900       264,800
                                    __________    __________
Long-Term Debt, excluding
   current portion                     383,900       347,000
Deferred Tax Liability                  23,200        23,200
Accrued Retirement Benefits Obligation  40,900        34,000
Other Long-Term Liabilities             14,000        10,300
                                    __________    __________
    Total liabilities                  763,900       679,300
                                    __________    __________

See Notes to the Interim Financial Statements on page 8.

Shareholders' Investment:
  Common stock                          24,400        24,300
  Paid-in capital                      174,500       172,400
  Retained earnings                    470,700       399,700
  Cumulative translation adjustment     (1,900)      (1,100)
                                    __________    __________
      Total shareholders' investment              667,700        595,300
                                    __________    __________
                                    $1,431,600    $1,274,600
                                    ==========    ==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                           Nine Months Ended
                                       __________________________
                                      12/27/98           12/28/97
                                       __________________________
Cash Flows from Operating Activities:
  Net income                         $  75,400           $ 61,800
  Non-cash items included in income:
    Depreciation and amortization       39,800             32,400
    Deferred taxes                       (100)              1,800
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables                       (38,900)           (27,500)
    Inventories                       (27,100)             10,800
    Payables, accruals & current taxes   4,500            (8,500)
    Other operating activities, net      2,100              (300)
                                     _________           ________
      Net cash provided by operating
      activities                        55,700             70,500
                                     _________           ________
Cash Flows from Investing Activities:
  Business acquisitions, net of
    cash acquired                     (76,100)           (113,300
)
  Acquisition of property, plant
    and equipment                     (56,100)           (51,100)
  Other investing activities, net        5,200              8,500
                                     _________           ________
_
      Net cash used by investing
      activities                     (127,000)           (155,900
)
                                     _________           _________

See Notes to the Interim Financial Statements on page 8.


Cash Flows from Financing Activities:
  Proceeds of long-term debt            60,500            245,000
  Payment of long-term debt           (25,400)           (144,300
)
  Proceeds(payment) of notes payable    17,900            (12,900
)
  Proceeds from exercise of
    stock options                        2,200              7,400
  Cash dividends                       (4,400)            (4,400)
  Other financing activities, net        (700)            (1,900)
                                     _________           ________
      Net cash provided by financing
      activities                        50,100             88,900
                                     _________           ________
Net (Decrease)Increase in Cash and
  Cash Equivalents                    (21,200)              3,500
Cash and Cash Equivalents at
  Beginning of Period                   25,000             10,100
                                     _________           ________
Cash and Cash Equivalents at
  End of Period                      $   3,800           $ 13,600
                                     =========           ========

See Notes to the Interim Financial Statements on page 8.


























Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

                                        Three Months Ended
                                     _______________________
                                      12/27/98      12/28/97
                                     _______________________
Net income                           $   25,700    $ 21,600

Other comprehensive income (expense):
  Foreign currency translation
     adjustments                         (1,900)      1,100
                                     __________    _________
Total comprehensive income           $   23,800    $ 22,700
                                     ==========    =========

                                       Nine Months Ended
                                     _______________________
                                      12/27/98     12/28/97
                                     _______________________
Net income                           $   75,400   $  61,800

Other comprehensive income (expense):
  Foreign currency translation
     adjustments                           (800)       (400)
                                     __________    _________
Total comprehensive income           $   74,600    $ 61,400
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

(3)  Earnings Per Share

     PCC's authorized common stock consisted of 100,000,000 shares having a stated value of $1.00 each.
     Information related to the calculation of earnings per share follows:

                                       Three Months Ended

________________________

                                 12/27/98             12/28/97
                            ______________________________________

                              Basic    Diluted    Basic    Diluted
                            ______________________________________
Net Income                  $ 25,700  $  25,700 $ 21,600 $  21,600
                            ______________________________________

Average equivalent shares:
  Average shares of
    common stock
    outstanding               24,400     24,400   24,200    24,200
  Options and Employee
    Stock Purchase Plan            -        100        -       200
                            ______________________________________

  Total average
  equivalent shares           24,400     24,500   24,200    24,400
                            ______________________________________
Net income per common share $   1.05  $    1.05  $  0.89 $    0.88
                             ======================================
















                                                    Page 10

                                        Nine Months Ended

________________________

                                 12/27/98             12/28/97
                            ______________________________________

                              Basic    Diluted    Basic    Diluted
                            ______________________________________
Net Income                  $ 75,400  $ 75,400  $ 61,800  $ 61,800
                            ______________________________________

Average equivalent shares:
  Average shares of
    common stock
    outstanding               24,300    24,300    24,100    24,100
  Options and Employee
    Stock Purchase Plan            -       200         -       200
                            ______________________________________

  Total average
  equivalent shares           24,300    24,500    24,100    24,300
                            ______________________________________
Net income per common share $   3.10  $   3.08 $    2.56  $   2.54
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

     In December 1997, the Company completed a public offering of $150.0 million of 6.75% notes due December
     15, 2007, with interest to be paid semi-annually.  The
     Company used $105.3 million of the proceeds to repay bank indebtedness originally incurred in connection with redemption of the Company's $100.0 million principal amount of 13.25% subordinated notes due 2002 issued by NEWFLO Corporation (the "NEWFLO Notes").

     The NEWFLO Notes were redeemed as of November 15, 1997.
     The remainder of the proceeds were used to pay down short-term debt.

 (6) Shareholder Rights Plan

     Effective December 3, 1998, PCC declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company to shareholders of record at the close of business on December 16, 1998. Under certain conditions, each right may be exercised to purchase 1/100 of a share of series A no par serial preferred stock at a purchase price of $200, subject to adjustment. The rights will be exercisable only (i) if a person or group has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of common stock, (ii) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock, or (iii) after the Board of Directors of PCC declares any person who owns more than 10 percent of the outstanding common stock to be an Adverse Person. Each right will entitle its holder to receive, upon exercise, common stock of the Company (or, in certain circumstances, cash, property or other securities of PCC) having a value equal to two times the exercise price of the right.
     If the rights become exercisable, and (i) PCC is acquired in a merger or other business combination in which PCC does not survive or in which its common stock is exchanged for stock or other securities or property, or (ii) 50 percent or more of the Company's assets or earning power is sold or transferred, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights expire on December 16, 2008, and may be redeemed by PCC for $0.001 per right at any time until a determination is made that any person is an Adverse Person, or 10 days following the time that a person has acquired 15 percent or more of the outstanding common stock, or in connection with certain transactions approved by the Board of Directors. The rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of PCC.






Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Sales for the third quarter of fiscal 1999 were $361.2 million, up 11 percent from $326.4 million in the same quarter last year. Net income was $25.7 million, or $1.05 per share (diluted), for the quarter, compared with net income of $21.6 million, or $0.88 per share (diluted) in the third quarter of fiscal 1998.


Results of Operations - Comparison Between Three Months
Ended December 27, 1998 and December 28, 1997

Sales increased $34.8 million as compared to the third quarter a year ago, primarily due to acquisitions completed in fiscal 1998 and the first half of fiscal 1999, coupled with increased demand in the aerospace, gas turbine and general valve markets.

Cost of goods sold as a percent of sales for the third quarter of fiscal 1999 was 77 percent, an improvement from the 78 percent reported in the third quarter last year.
This improvement came from leveraging higher sales, the addition of acquisitions yielding higher margins, and continued improvements in manufacturing processes.

Selling and administrative costs were $37.0 million for the quarter, up $6.6 million from the $30.4 million a year ago.
The higher level of selling and administrative expenses primarily reflects the addition of the new acquisitions completed in fiscal 1998 and fiscal 1999.

Net interest expense in the third quarter of fiscal 1999 was $6.8 million, as compared with $5.1 million in the third quarter a year ago. The higher expense reflects higher debt levels as a result of borrowings to fund the acquisitions and debt assumed in connection with the acquisitions.

The effective tax rate in the third quarter of fiscal 1999 was 35.9 percent, compared to last year's effective tax rate of 39.8 percent. The lower fiscal 1999 effective tax rate primarily reflects higher estimated tax benefits related to international sales.







Results of Operations - Comparison Between Nine Months Ended
December 27, 1998 and December 28, 1997

Sales of $1,094.6 million for the first nine months of fiscal 1999 increased $133.1 million, or 14 percent, compared to the first nine months a year ago. The increase reflects the acquisitions completed in fiscal 1998 and fiscal 1999, and improved sales to the aerospace industry.

Cost of goods sold as a percent of sales for the first nine months of fiscal 1999 was 77 percent, a slight improvement from the 78 percent from the first nine months of last year. This improvement came from leveraging higher sales, the addition of acquisitions yielding higher margins and continued improvements in manufacturing processes.

Selling and administrative costs were $112.4 million for the first nine months, or 10 percent of sales, compared to $91.3 million or 9.5 percent of sales, a year ago. The increased level of selling and administrative expenses primarily reflects the acquisitions completed in fiscal 1998 and fiscal 1999, which operate with higher selling expenses due to their related advertising, trade show and sales commission expenses.

Net interest expense in the first nine months of fiscal 1999 was $20.7 million, as compared with $14.6 million in the first nine months a year ago. The higher expense reflects higher debt levels as a result of borrowings to fund the acquisitions and debt assumed in connection with the acquisitions.

The effective tax rate for the first nine months of fiscal
1999 was 38.5 percent, compared to last year's effective tax rate of 40.2 percent. The lower fiscal 1999 effective tax rate primarily reflects higher estimated tax benefits related to international sales.


Changes in Financial Condition and Liquidity

Total assets of $1,431.6 million at December 27, 1998, represented a $157.0 million increase from the $1,274.6 million balance at March 29, 1998. This increase reflects the acquisitions of E/One and TBV, coupled with an increase in working capital and fixed assets, partially offset by a decrease in cash.




Total capitalization at December 27, 1998, was $1,094.3
million, consisting of $426.6 million of debt and $667.7
million of equity. The debt-to-capitalization ratio was 39 percent compared with 38 percent at the end of the prior fiscal year.

Cash from earnings for the nine months ended December 27, 1998 of $115.1 million, plus $53.0 million of net borrowings and $2.2 million from the sale of common stock through stock option exercises, was less than cash requirements which consisted of $76.1 million for the acquisitions of E/One and TBV, $59.4 million for increased working capital, $56.1 million for capital expenditures and $4.4 million for dividends. The net decrease in cash for the nine months resulted in an ending cash balance of $3.8 million, down $21.2 million from fiscal 1998 year end.

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





Year 2000 Update

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

There are currently thirteen Critical Projects. Ten Critical Projects involve replacement of accounting and business systems, and the three remaining Critical Projects involve compliance of manufacturing and production control equipment. PCC management had set March 31, 1999, as the revised target date for Y2K compliance on all Critical Projects. Six of the Critical Projects have been completed, six more will be completed during the fourth quarter, and the remaining project is scheduled for completion by June 1999. Management is constantly monitoring the status of the Critical Projects, and control mechanisms are in place to identify and react to slippages in system remediation schedules.


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









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

Costs

The total cost associated with the modifications and replacement of systems to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of all Y2K projects is $5.4 million. The $5.4 million includes 113 systems identified as requiring some cost for Y2K upgrades, and includes $2.0 million for systems that although not Year 2000 compliant would have been replaced for other reasons by Year 2000 or shortly thereafter.

The Company has spent $2.8 million on Year 2000 systems, including $2.3 million to replace systems and $0.5 million to upgrade or modify existing systems. Estimated future costs of $2.6 million include $1.9 million to replace systems and $0.7 million to upgrade or modify systems.

The Company has spent $2.2 million on the thirteen Critical
Projects, which are estimated to represent $3.6 million of the $5.4 million estimated total cost of all Y2K projects.
All costs associated with these projects have been provided for from existing operating budgets and are funded through operating cash flow.









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




The Company's Year 2000 project is an ongoing process and the estimates of costs and completion dates for various components of Y2K readiness described above are subject to change. Readers are cautioned that forward looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements" on page 20.


Part II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    a.   Exhibits

           Exhibit  3.    Restated Articles of Incorporation of
                                    Precision Castparts Corp. as
                     amended

                          Exhibit 11.    Computation of Per
                     Share Earnings*

            Exhibit 27. Financial Data Schedule

           *   Data required by Statement of Financial
           Accounting Standards No. 128, Earnings per Share, is provided in Note 3 to the Consolidated
           Financial Statements in this Report.

     b. Reports on Form 8-K

            On December 3, 1998, the Company filed a current report on Form 8-K reporting under Item 5 thereof the adoption of a shareholder rights plan. See Note (6) to the Financial Statements in Part I.















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



                                PRECISION CASTPARTS CORP.
                                        Registrant



DATE:  February 10, 1999      /s/  W.D. LARSSON
                              ______________________________
                              W.D. Larsson
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)