Form 10-K
period 1999-03-28
PRECISION CASTPARTS CORP
filed 1999-06-28
CIK 79958

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 28, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10348
                            ------------------------
                           PRECISION CASTPARTS CORP.

             (Exact name of registrant as specified in its charter)

                   OREGON                              93-0460598
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
     4650 S.W. MACADAM AVE., SUITE 440                 97201-4254
             PORTLAND, OR 97201                        (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (503) 417-4800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED

               COMMON STOCK,                     NEW YORK STOCK EXCHANGE
             WITHOUT PAR VALUE

          SERIES A PREFERRED STOCK               NEW YORK STOCK EXCHANGE
              PURCHASE RIGHTS

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 16, 1999 was $1,032,922,463.

As of the close of business on June 16, 1999, Registrant had 24,484,088 shares of Common Stock, without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp." for the year ended March 28, 1999 is incorporated by reference in Parts II and IV and appended hereto.

Portions of the Registrant's Proxy Statement dated June 28, 1999 in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference in
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
PART I
              Item 1.      BUSINESS.........................................................................           1
                           Products and Markets.............................................................           1
                           Sales and Distribution...........................................................           9
                           Major Customers..................................................................          10
                           Backlog..........................................................................          11
                           Competition......................................................................          11
                           Research and Development.........................................................          11
                           Employees........................................................................          12
                           Patents and Trade Secrets........................................................          12
                           Materials and Supplies...........................................................          12
                           Government Regulations...........................................................          12
                           International Operations.........................................................          12
                           Environmental Compliance.........................................................          13
                           Forward Looking Statements.......................................................          14
              Item 2.      PROPERTIES.......................................................................          14
              Item 3.      LEGAL PROCEEDINGS................................................................          15
              Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................          15
                           Executive Officers of the Registrant.............................................          15

PART II
              Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............          17
              Item 6.      SELECTED FINANCIAL DATA..........................................................          17
              Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS.....................................................................          17
              Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................          17
              Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................          18
              Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                             DISCLOSURE.....................................................................          18

PART III
              Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................          19
              Item 11.     EXECUTIVE COMPENSATION...........................................................          19
              Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................          19
              Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................          19

PART IV
              Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................          20
                           Signatures.......................................................................          22
                           Financial Statement Schedule.....................................................          23
                           Report of Independent Accountants................................................          24

                                     PART I

ITEM 1.  BUSINESS

    Precision Castparts Corp. ("PCC" or the "Company") is a worldwide manufacturer of complex metal components and products. The Company is the market leader in manufacturing large, complex structural investment castings and is the leading manufacturer of airfoil castings used in jet aircraft engines. In addition, the Company has expanded into the industrial gas turbine ("IGT"), structural airframe, fluid management, industrial metalworking tools and machines and other metal products markets.

PRODUCTS AND MARKETS

    The Company's manufacturing of complex metal components and products includes operations in three principal business segments: Precision Alloy Products, Fluid Management Products and Industrial Products.

PRECISION ALLOY PRODUCTS

    The Precision Alloy Products segment includes PCC Structurals, Inc., PCC Airfoils, Inc. and Advanced Forming Technology, Inc. (AFT). PCC Structurals and PCC Airfoils manufacture investment castings for aircraft engines, IGT, airframes, medical prostheses, and other industrial applications. AFT manufactures metal-injection molded, metal-matrix-composite and Thixoformed-TM-components for a wide variety of automotive, electronic, firearm, medical and consumer applications.

INVESTMENT CASTINGS

    The Company is the market leader in manufacturing large, complex structural investment castings and is the leading manufacturer of airfoil castings used in jet aircraft engines. The Company manufactures investment castings for every available jet aircraft engine program in production or under development by its key customers. The Company is leveraging its experience and expertise in large, complex structural and airfoil investment castings to manufacture castings for IGT engines used for electric power generation and is expanding into the structural airframe market. In addition, the Company makes investment castings for use in the automotive, medical prostheses, satellite launch vehicle and general industrial markets.

    Because of the complexity of the manufacturing process and the application of proprietary technologies, the Company believes it currently is the only manufacturer that can consistently produce the largest complex structural investment castings in quantities sufficient to meet its customers' quality and delivery requirements. The Company's emphasis on low cost, high quality products and timeliness of delivery has enabled it to become one of the leading suppliers of structural and airfoil castings for jet aircraft engines, to increase its market share of IGT castings and to expand into the structural airframe market.

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

    Trends in the commercial aerospace market are a critical determinant of demand for the Company's precision investment casting products. Beginning in 1995, demand for investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. However, during fiscal 1999, the Company experienced softening in the commercial aerospace market as worldwide aircraft production reached its peak, due in part to the decline in wide-body aircraft orders for the Asian market where depressed economic conditions have curbed spending for new aircraft.

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


                              GE       PRATT & WHITNEY         R-R        JOINT VENTURES
Boeing
  717                                                                     BR715(1)
  737-300/400/500                                                         CFM56-3(2)
  737-NG                                                                  CFM56-7(2)
  747-400                CF6-80C2      PW4000, 4168,     RB211-524
                                       4056, 4060
  757-200/300                          PW2000, 2040,     RB211-535
                                       2037, 2043
  757-PF                               PW2040, 2042,
                                       2043
  767-200/300/400 ER     CF6-80C2/A/C  PW4000, 4168      RB211-524G
                                       4173
  777-200/300/X          GE90          PW4000, 4084,     Trent 800, 8104
                                       4088, 4090, 4098
  C-17                                 F117
  F-15                                 F100
  F-18                   F404, F414

Airbus Industrie
  A300-600/B2/B4         CF6-80C/C2    PW4000
  A310-200/300           CF6-80A1/C2   PW4000
  A319/A320/A321                                                          CFM56-5A/B(2)
                                                                          V2500, V2530,
                                                                          V2533(3)
  A330-200/300           CF6-80E1/E2   PW4168            Trent 700, 772
  A340-200/300/800                                                        CFM56-5C(2)
  A340-500/600                                           Trent 500

Lockheed Martin
  F-16                   F100, F110    F100
  F-22                                 F119

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

    The Company believes that trends in the manufacturing of aircraft jet engines will continue to increase PCC's revenues per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand these extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited to investment casting. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of the considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. The Company, however, has developed the necessary technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many of these new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of the Company's products than did prior engine designs. The Company manufactures structural investment castings for all three jet aircraft engines used on the newer Boeing 777 aircraft, and is the sole supplier of structural investment castings for the GE90 jet engine. PCC also manufactures, for the new R-R Trent series of engines, the intermediate case and the tail bearing housing. These are the largest structural investment castings for jet aircraft engines in the world.

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

INDUSTRIAL GAS TURBINES

    In fiscal 1994, the Company began to focus on the manufacture of airfoil castings for industrial gas turbine engines. The Company targeted this market because it believes (i) the performance and reliability standards PCC has developed in the manufacture of aerospace airfoil castings are applicable to the manufacture of IGT airfoils, (ii) the worldwide market is large, approximately $500 million, and (iii) the market was principally serviced by a single supplier. The Company's IGT products consist of airfoil castings used in large, land-based gas turbines designed for electrical power generation. In addition, the Company manufactures structural and airfoil castings for aircraft-derivative gas turbine engines which are used for power generation as well as other land and marine-based applications. Sales of aircraft-derivative gas turbine products are reported in the general industrial and other market area and are not combined with IGT product sales. See Sales and Distribution section of this report.

    IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating component-level advances which are included not only in new engines but also in the refurbishing and upgrading of existing turbines. PCC has leveraged its DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce IGT blades and vanes which are better able to withstand the extreme heat and stresses of the new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by the Company for the aerospace market. Because of their size, IGT airfoils are more difficult to cast than smaller aerospace airfoils with the same properties.

    Since industrial gas turbines are primarily used in electrical power generation, casting sales for new industrial gas turbine engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and usage rate of the installed base. Gas turbine power generation has several advantages over other power-generation methods, such as coal and nuclear-powered facilities, including lower average capital cost, shorter installation and regulatory approval time, ease of adding a new industrial gas turbine engine to an existing power plant to increase output and the clean-burning characteristics of natural gas. The Company believes these advantages have led to increased demand for gas turbine engines.

OTHER INVESTMENT CASTING PRODUCTS

    The Company's strategy for profitable growth also includes the pursuit of new opportunities for the Company's existing investment casting technology. The Company has been expanding the application of its investment casting technology in the automotive, medical prostheses, satellite and general industrial markets by manufacturing such products as turbocharger wheels, artificial hips and knees, parts for satellite launch vehicles and impellers for pumps and compressors. The Company is also expanding into the structural airframes market. Aircraft manufacturers have begun to show substantial interest in using investment castings for airframe applications such as aileron and flap hinges, pylons and wing spurs and ribs.

OTHER ALLOY PRODUCTS

    The Company is the largest producer of powdered metal parts manufactured by metal-injection-molding ("MIM"), and is a leading manufacturer of tungsten carbide cutting tools and wear parts. In addition, the Company manufactures advanced technology, lightweight, net-shape metal-matrix-composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure-infiltration-casting-process. The Company has also expanded into Thixoforming-TM-, an advanced technology alternative to conventional die casting in which materials such as magnesium, aluminum and zinc are injected in a semi-solid (thixotropic) state into a mold under vacuum conditions. The result is a high-density, complex component with superior materials properties and precise dimensional tolerances as compared to a die-cast part. The Company believes these businesses have the potential for rapid growth and complement the Company's core competencies in metals, precision metalworking and the management of complex manufacturing processes.

    The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous industries, including computer peripherals, medical, electronics, automotive, power tools and firearms. Tungsten carbide cutting tools and wear parts, which are manufactured by the Company using a powdered metal press and sinter process, are sold to various industrial markets. Metal-matrix-composite parts, which have high thermal conductivity and tightly controlled thermal expansion characteristics, are used in electronic applications that require heat dissipation, such as automotive, telecommunication, aerospace and computer products. Thixoformed-TM- components are used in automotive, electronic and other consumer products. The Company believes the broad range of products and highest standards of craftsmanship offer growth opportunities in numerous industry applications.

    Precision Alloy Products accounted for approximately 65 percent of the Company's net sales in fiscal 1999, with a substantial majority of these products sold to the aerospace market.

FLUID MANAGEMENT PRODUCTS

    The Fluid Management Products segment includes all of the businesses within PCC Flow Technologies, Inc. The Company entered the fluid management market in July 1996 with the acquisition of the NEWFLO Corporation. Subsequent acquisitions, which include Crown Pumps, OIC Valves, Baronshire Engineering, Environment/One, TBV and Sterom, have enabled PCC Flow Technologies to further expand its product lines and markets.

    The Company designs, manufactures, markets and services a broad range of high quality, precision industrial fluid management products, including fluid handling industrial valves, industrial pumps and fluid measuring instruments. The Company's finished fluid management products are manufactured primarily from castings, forging and fabricated steel parts. These products are sold worldwide to a wide range of end-user markets under well-established brand names, including: General Valve, NEWCO, TECHNO, Barber, Baronshire, TBV, OIC and Sterom valves; Johnston, PACO, E/One and Crown pumps; and Water Specialties, Penberthy and Gilco measuring instruments.

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

VALVES

    The Company manufactures and markets specialty industrial and general purpose valves, fittings and flanges, principally for the chemical, refining, energy, pulp and paper and marine markets. The Company's valve products consist primarily of multi-turn industrial valves, check valves, quarter turn industrial ball and plug valves, double block and bleed dual expanding plug valves, four-way diverter valves and valve operators, stainless steel butterfly valves and corrosion-resistant titanium ball valves. Many of the Company's valves are manufactured under contract by ISO 9001-qualified overseas suppliers to precise industry and end-user standards and specifications. The valve designs are developed and modified by the Company's engineering staff for particular applications as determined by market conditions and end-user specification. The Company markets its valve products under several brand names, including General Valve, NEWCO, TECHNO, Barber, Baronshire, TBV, OIC and Sterom. The Company believes its General Valve positive shut-off, double block and bleed valve and its Technocheck hinged check valves are among the most technologically advanced products sold in the fluid control market.

PUMPS

    The Company manufactures and markets a complete line of general purpose and specialty pumps for power, cogeneration, geothermal, municipal, residential and industrial (including petroleum, chemical, mining, marine and pulp and paper) applications. The Company also supplies repair parts and service for pumps. The Company's pump products consist primarily of single and double suction centrifugal pumps, submersible and non-clog pumps, booster pump systems, vertical turbine, mixed flow and axial flow pumps and grinder pumps. The Company is one of the few pump manufacturers that produces large vertical pumps over 36 inches in diameter. The capacities of certain of the Company's pumps extend up to heads of 3,400 feet and flows up to 230,000 gallons per minute. The Company markets its pump products under several brand names, including Johnston, PACO, Crown and E/One. The Company believes its Johnston vertical turbine pumps, its PACO booster systems and "Smart Pumps" and its E/One low pressure sewer systems are among the leading products sold in the fluid handling market.

INSTRUMENTS

    The Company manufactures, markets and distributes propeller meters and fluid measurement equipment for the municipal, irrigation and industrial markets. The Company manufactures five types of propeller meters (main line, low pressure, open flow, vertical flow and high pressure) and three general types of measurement devices that are used to read, record and transmit data generated by the meters. The Company's meters and fluid measurement devices are designed to handle a wide range of fluids, such as fresh or salt water, treated waste water, diesel and jet fuel, bore hole slurry, light oils, food processing fluids and slurries, and other liquid and chemical applications. Meters are sold in 44 different models varying in size from 1.5 inches to 120 inches, in service pressures up to 3,000 pounds per square inch, in flow rates from 4 to 300,000 gallons per minute and in operating temperature ranges from 35 to 350 degrees Fahrenheit. The Company markets its fluid measurement products under several brand names, including Water Specialties, Penberthy and Gilco. The Company believes its Water Specialties line of propeller meters is one of the leading products in the fluid measurement market primarily due to its superior product design and manufacturing.

SERVICES

    The Company maintains a number of service and repair facilities as well as stocking warehouses in the U.S. and Canada which provide aftermarket maintenance, repair, pre-sale modification services and inventory availability for the Company's large installed base of fluid management products, as well as repair and replacement of fluid management products of other manufacturers. The market for replacement units, repair parts and repair services generally offers the Company higher margins and is less dependent on industry economic conditions than the market for equipment for new industrial facilities. The Company believes approximately 43 percent of its sales of fluid management products are derived from after-market service and repair activities.

    Fluid management products accounted for approximately 21 percent of the Company's net sales in fiscal 1999 and were sold primarily to the general industrial and energy markets.

INDUSTRIAL PRODUCTS

    The Industrial Products segment includes PCC Specialty Products, Inc. and J&L Fiber Services, Inc. PCC Specialty Products manufactures a broad range of cold-forming header and threader tools and gundrills, and manufactures machines for vertical and horizontal boring, fastener production and gundrilling, principally for automotive and other machine tool applications. The tooling business includes product lines manufactured by Reed-Rico-Registered Trademark-, Astro Punch-Registered Trademark- and Eldorado. The machines business includes product lines manufactured by Olofsson, PCC Pittler, Reed-Rico-Registered Trademark- and Eldorado. J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry.

    The Company maintains the number one or two position in its served markets for industrial metalworking tools and has leading market positions in the manufacture of metalworking machines for general industrial markets. The Company entered these markets in March 1995 with the acquisition of Quamco, Inc. The Company has since increased its presence in the industrial metalworking tools and machines markets with three additional acquisitions since 1995. The acquisitions of Olofsson and Astro Punch-Registered Trademark-, both acquired in fiscal 1997, and PCC Pittler, acquired in fiscal 1998, complemented the Company's capabilities as a leading manufacturer of highly engineered industrial metalworking tools and machines. Also, in fiscal 1998, the Company acquired J&L Fiber Services, Inc., a manufacturer of metal refiner plates and screen cylinders for the pulp and paper industry.

    The Company believes it has been able to maintain its leading market positions due to the quality of its products, the continued development of new technologies, brand name recognition and excellent customer service.

METALWORKING TOOLS

    The Company designs, manufactures and distributes a wide variety of precision metalworking tools to industrial companies that serve the automotive, appliance, construction, farm equipment, medical and aerospace industries. The Company's industrial metalworking tools consist primarily of heading, threading and gundrilling tools. The Company markets its heading and threading tools, which are used to form a variety of fasteners and threaded parts, under the Reed-Rico-Registered Trademark- and Astro Punch-Registered Trademark- brand names. The Company's gundrilling tools, which are distributed under the Eldorado brand name, are used to drill precision holes to very close tolerances in such products as turbine engines, engine blocks, cylinder heads, transmission shafts, connecting rods and medical prostheses.

METALWORKING MACHINES

    The Company designs, manufactures and distributes several types of metalworking machines primarily for the automotive industry. The Company's industrial metalworking machines include threading machines and attachments, gundrilling machines and computer-controlled specialized machine systems for boring and turning applications. The Company markets its threading machines and attachments, which are used to form a variety of threaded parts and fasteners, under the Reed-Rico-Registered Trademark- and Hartford-Registered Trademark-brand names. The Company's gundrilling machines, like its gundrilling tools, are distributed under the Eldorado brand name. The Company's specialized machine systems for boring and turning processes are sold under the Olofsson and PCC Pittler brand names.

REFINER PLATES AND SCREEN CYLINDERS

    The Company is also the world leader in the design, manufacture and sale of refiner plates to the pulp and paper production markets under the J&L Fiber Services brand name. Refiner plates, which are highly engineered metal castings, are an integral part of the wood pulping process. Refiner plates not only transport pulp through the system, but also perform critical work on the pulp that affects the ultimate quality of the paper produced. In addition, the Company manufactures conventional and rebuildable screen cylinders which are metal filtering devices inside pressure vessels that separate the usable wood fiber from undesirable elements in the pulp slurry mix. Over 90% of J&L Fiber Services' sales are used as replacement parts.

    The Industrial Products segment accounted for approximately 14 percent of the Company's net sales in fiscal 1999 and were sold primarily to the general industrial, automotive and pulp and paper markets.

SALES AND DISTRIBUTION

    The Company sells its complex metal components and products into six major market areas: aerospace, general industrial and other, energy, industrial gas turbines, automotive, and pulp & paper. The relative size of sales to these markets is shown below for fiscal years 1999, 1998 and 1997.

                                  FISCAL 1999
                           Net Sales $1,471.9 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      FISCAL 1999
Net Sales $1,471.9
million
                                             Aerospace        51%
                          General Industrial and Other        23%
                                                Energy         8%
                                Industrial Gas Turbine         7%
                                            Automotive         6%
                                          Pulp & Paper         5%

                             51% Aerospace
                             23% General Industrial and Other
                              8% Energy
                              7% Industrial Gas Turbine
                              6% Automotive
                              5% Pulp & Paper

                                  FISCAL 1998
                           Net Sales $1,316.7 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      FISCAL 1998
Net Sales $1,316.7
million
                                             Aerospace        53%
                          General Industrial and Other        24%
                                                Energy         9%
                                Industrial Gas Turbine         5%
                                            Automotive         7%
                                          Pulp & Paper         2%

                             53% Aerospace
                             24% General Industrial and Other
                              9% Energy
                              5% Industrial Gas Turbine
                              7% Automotive
                              2% Pulp & Paper

                                  FISCAL 1997
                            Net Sales $972.8 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      FISCAL 1997
Net Sales $972.8
million
                                            Aerospace        53%
                         General Industrial and Other        25%
                                               Energy         8%
                               Industrial Gas Turbine         7%
                                           Automotive         7%
                                         Pulp & Paper         0%

                             53% Aerospace
                             25% General Industrial and Other
                              8% Energy
                              7% Industrial Gas Turbine
                              7% Automotive
                              - % Pulp & Paper

    The Company's sales to the aerospace market of $746.2 million in fiscal 1999 increased 8 percent from $693.8 million in fiscal 1998. Sales to the aerospace market as a percentage of total net sales, however, declined slightly from 53 percent in fiscal 1998 to 51 percent in fiscal 1999, reflecting higher growth in the IGT and pulp and paper markets. During the latter part of fiscal 1999, sales of aircraft engine components for original equipment applications (OEM) declined as the aerospace cycle moved towards its peak. The Company believes its diversification into IGT, general industrial, energy, automotive and pulp and paper markets will help mitigate the adverse impact of the current downturn in the aerospace cycle. In addition, the Company's expansion into structural airframe components and the expected growth in airfoil replacement parts to support a larger worldwide fleet of aircraft is expected to mitigate the impact of a soft aerospace market.

    The Company's sales of investment castings are made through a relatively small number of direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near the Company's major customers. Industrial metalworking tools, industrial metalworking machines and other metal products are sold by both the Company's sales forces and sales representatives in the U.S., Europe, Asia and Latin America. The Company's fluid management products and services are also sold by a direct sales and marketing staff and through a worldwide network of independent sales representatives and distributors. Due to the sophisticated nature of the Company's products, the Company's sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products, and to provide other services that are necessary to obtain new and repeat orders.

MAJOR CUSTOMERS

    The Precision Alloy Products segment had net sales to General Electric and Pratt & Whitney as follows (amounts in millions):

                                                                                                   FISCAL
                                                                                       -------------------------------
                                                                                         1999       1998       1997
                                                                                       ---------  ---------  ---------
General Electric.....................................................................  $   162.2  $   159.2  $   150.5
Pratt & Whitney......................................................................  $   139.8  $   152.8  $   125.2

    No other customer accounted for more than 10 percent of net sales.

BACKLOG

    The backlog of unfilled orders believed to be firm at the end of each of the Company's last three fiscal years was $719.9 million as of March 28, 1999, $795.8 million as of March 29, 1998 and $739.0 million as of March 30, 1997. The majority of the backlog is for sales to aerospace customers in the Precision Alloy Product segment. The decrease in fiscal 1999 backlog is primarily due to decreased orders from aerospace customers.

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

    In its Precision Alloy Products segment, the Company's principal competitor is Howmet International, Inc. ("Howmet"). Howmet produces stainless steel, superalloy and titanium investment castings principally for the aerospace and IGT markets. Although the Company is the market leader for cast airfoils used in jet aircraft engines, Howmet is believed to hold in excess of 50 percent of the total market for cast airfoils, principally due to its substantial position in the industrial gas turbine market. The Company believes that Howmet is capable of producing structural castings comparable to all but the largest and most complex of the Company's structural investment castings. The Company also believes Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by the Company, should it decide to do so. A large number of other companies throughout the world also produce stainless steel, superalloy or titanium investment castings. Many of these companies currently compete with the Company in the aerospace and other markets, while others are capable of competing with the Company if they choose to do so.

    In the Fluid Management Products and Industrial Products segments, the Company generally competes with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

RESEARCH AND DEVELOPMENT

    The Company maintains separate research and development departments at PCC Structurals, PCC Airfoils and PCC Flow Technologies. The research and development effort at these locations is directed at the scientific aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $4.0 million in 1999, $2.9 million in 1998 and $2.6 million in

1997, with the majority of the amounts attributable to the Precision Alloy Products segment. A substantial amount of the Company's technological capability is the result of engineering work and experimentation performed in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

EMPLOYEES

    At March 28, 1999, the Company employed 12,335 people, including 7,632 people in the Precision Alloy Products segment, 3,312 people in the Fluid Management Products segment, 1,369 people in the Industrial Products segment and 22 people in corporate functions. Approximately 32 percent of these employees have union affiliation or are covered by collective bargaining agreements. The Company is expected to negotiate four union contracts or collective bargaining agreements affecting 16% of the workforce during fiscal 2000. Management believes that labor relations in the Company have generally been satisfactory.

PATENTS AND TRADE SECRETS

    From time to time the Company seeks U.S. and foreign patent protection on certain of its processes and products. The Company has also federally registered several of its trademarks in the U.S. The Company does not view patents or trademarks as materially important to the Company's business as a whole. The Company also has rights and obligations under various license agreements. The Company receives no significant royalty income from patents.

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

INTERNATIONAL OPERATIONS

    The Company is both a purchaser of products from, and supplier to, businesses located outside of the U.S. Certain risks are inherent in international operations, including the risk of government financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. The Company has been expanding its international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries.

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

    During the period 1970-1973, the Company contracted for disposal of certain industrial waste at the Pasco Landfill located near Pasco, Washington. The Washington State Department of Ecology ("Ecology") notified the Company that it had determined that the Company is a Potentially Liable Party ("PLP") for the contamination at Pasco Landfill Superfund Site. The Company has joined with other PLPs that sent industrial wastes to the site, as well as with the owners, operators and other PLPs, to fund investigation of the site and development of a remediation proposal. The Company is part of a group of industrial generators who are negotiating settlement with other PLPs and Ecology to conduct remedial action at the site. The Company's costs are currently being paid by its insurers.

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

    As a result of inspections conducted in 1995 at the Company's former Merriman operations, the Massachusetts Department of Environmental Protection ("MDEP") has taken enforcement action against PCC Specialty Products, Inc. for alleged violations of certain environmental laws relating to waste management. PCC Specialty Products, Inc. has negotiated a settlement with the MDEP for most of the alleged violations and believes the outstanding alleged violations can be settled for an immaterial amount. PCC Specialty Products, Inc. has entered an Administrative Consent Order with the MDEP pursuant to which it is conducting investigations of contamination of the Merriman facility. The extent to which these investigations will lead to requirements for remedial action is not yet known.

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

    In 1998, the Company successfully arbitrated and settled indemnity claims it asserted against the former shareholders of Quamco, Inc. with respect to the PCC Specialty Products, Inc. matters described above. The Company has established reserves for matters described above with the settlement proceeds.

    Carmet Company is investigating the extent of chlorinated solvents contamination recently discovered in the soil and groundwater at its plant in Bad Axe, Michigan. Whether or not remediation will be necessary is not yet determined and Carmet may have defenses to liability contamination. The Company has asserted an indemnity claim against the former shareholders of Carmet for recovery from an escrow account for all, or a portion of the costs, associated with this and certain other environmental matters. The former shareholders have disputed this indemnity claim and the claim is unresolved.

    In 1998, the Company acquired Sterom, S.A., from the Romanian government. As part of this acquisition, the Company committed to invest up to $3.6 million over five years to investigate and cleanup contamination at the facility and to improve environmental controls at Sterom. The Company obtained a purchase price adjustment to fund a substantial portion of these commitments.

FORWARD-LOOKING STATEMENTS

    Information included within this section relating to projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; timely, effective and cost-efficient introduction of hardware and software to address the Year 2000 issue; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 2.  PROPERTIES

    The Company's manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

                                                                                       BUILDING SPACE (SQ. FT.)
                                                                      NO. OF      ----------------------------------
DIVISION                                                            FACILITIES      LEASED      OWNED       TOTAL
-----------------------------------------------------------------  -------------  ----------  ----------  ----------
Executive & Corporate Offices
  Domestic.......................................................            1         7,500          --       7,500
  Foreign........................................................           --            --          --          --
Precision Alloy Products
  Domestic.......................................................           26       388,200   2,040,200   2,428,400
  Foreign........................................................            4       153,000     326,000     479,000
Fluid Management Products
  Domestic.......................................................           31       532,400     820,500   1,352,900
  Foreign........................................................           14        74,400     550,200     624,600
Industrial Products
  Domestic.......................................................           18       257,000     755,300   1,012,300
  Foreign........................................................            3       253,100          --     253,100
Total Company
  Domestic.......................................................           76     1,185,100   3,616,000   4,801,100
  Foreign........................................................           21       480,500     876,200   1,356,700
                                                                            --
                                                                                  ----------  ----------  ----------
Total............................................................           97     1,665,600   4,492,200   6,157,800
                                                                            --
                                                                            --
                                                                                  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------

    The Company continues to expand its manufacturing capacity to meet anticipated market demand for its products. See "Management's Discussion and Analysis," in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (A)

                                                            OFFICER                            POSITION HELD
NAME                                                         SINCE         AGE              WITH THE REGISTRANT
---------------------------------------------------------  ----------      ---      ------------------------------------
William C. McCormick.....................................    (b) 1985          65   Chairman and
                                                                                    Chief Executive Officer

William D. Larsson.......................................    (c) 1980          54   Vice President and
                                                                                    Chief Financial Officer

Mark Donegan.............................................    (d) 1992          42   Executive Vice President and
                                                                                    President--PCC Structurals, Inc.

Peter G. Waite...........................................    (e) 1980          55   Executive Vice President and
                                                                                    President--PCC Airfoils, Inc.

David W. Norris..........................................    (f) 1996          47   Executive Vice President and
                                                                                    President--PCC Flow Technologies,
                                                                                    Inc.

Greg M. Delaney..........................................    (g) 1998          44   Executive Vice President and
                                                                                    President--PCC Specialty Products,
                                                                                    Inc.

Dennis L. Konkol.........................................    (h) 1997          40   President--J&L Fiber Services, Inc.

Istvan F.K. Vamos........................................    (i) 1997          32   President--Advanced Forming
                                                                                    Technology, Inc.

James A. Johnson.........................................    (j) 1996          58   Treasurer and
                                                                                    Assistant Secretary

Mark R. Roskopf..........................................    (k) 1999          37   Director of Corporate Taxes and
                                                                                    Assistant Secretary

Shawn R. Hagel...........................................    (l) 1997          34   Corporate Controller and
                                                                                    Assistant Secretary

------------------------

a) The officers serve for a term of one year and until their successors are elected.

b)  Elected Chairman in 1994, Chief Executive Officer in 1991 and Director in
    1986.

c)  Elected Vice President and Chief Financial Officer in 1993.

d)  Elected Executive Vice President and President--PCC Structurals, Inc. in
    1992.

e)  Elected Executive Vice President and President--PCC Airfoils, Inc. in 1986.

f) Elected Executive Vice President and President--PCC Flow Technologies, Inc. in 1996.

g) Elected Executive Vice President and President--PCC Specialty Products, Inc. in 1998.

h)  Elected President--J&L Fiber Services, Inc. in 1997.

i)  Elected President--Advanced Forming Technology, Inc. in 1997.

j)  Elected Treasurer in 1993 and Assistant Secretary in 1996.

k)  Elected Director of Corporate Taxes in 1999 and Assistant Secretary in 1999.

l)  Elected Corporate Controller and Assistant Secretary in 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of June 8, 1999 there were 3,800 shareholders of record of the Company's common stock. The Company's common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters, including dividends, is incorporated herein by reference to the Five-Year Summary of Selected Financial Data and the Quarterly Financial Information in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp." The Company expects to continue to pay quarterly cash dividends, subject to its earnings, financial condition and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

    Information with respect to Selected Financial Data is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp."

    Information included in "Management's Discussion & Analysis" in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp." describing the segments relating to projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; timely, effective and cost-efficient introduction of hardware and software to address the Year 2000 issue; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to the "SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES," "FAIR VALUE OF FINANCIAL INSTRUMENTS," "FINANCING ARRANGEMENTS" and "SUBSEQUENT EVENTS" notes in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp."

INTEREST RATE RISK

    As discussed in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" and "FINANCING ARRANGEMENTS" notes in Exhibit 13, the Company was committed to interest rate swaps on a term loan and a revolving credit facility at March 28, 1999, as well as an interest rate cap at March 29, 1998. If market rates would have averaged 10 percent higher than actual levels in either fiscal 1999 or fiscal 1998, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swap contracts and interest rate cap, would not have been material.

    As discussed in the "SUBSEQUENT EVENTS" note in Exhibit 13, subsequent to year end, the Company entered into a swap agreement to fix the borrowing rate on approximately 50 percent of new committed bank facilities as well as an interest rate lock contract to hedge the Treasury rate for the intended issue of medium-term debt securities, all in conjunction with the pending acquisition of Wyman-Gordon Company. The gain or loss on these contracts will be deferred and recognized over the life of the debt issue. If the Company does not proceed with the intended debt issue, the gain or loss on termination of the interest rate lock contracts will be recognized in current period net income. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in the respective interest rates would not be material to the financial position of the Company.

FOREIGN CURRENCY RISK

    The majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars, however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" note, the Company had several foreign currency hedges in place at March 28, 1999 and March 29, 1998 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 1999 or fiscal 1998.

MATERIAL COST RISK

    As discussed in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" note, the Company had entered into agreements to hedge the purchase price of nickel metal at March 28, 1999 and March 29, 1998. If market rates would have averaged 10 percent higher than actual levels in either fiscal 1999 or 1998, the effect on the Company's cost of sales and net earnings, after considering the effects of the hedge agreements, would not have been material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to pages 1 through 37 of Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement dated June 28, 1999 for the 1999 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to the Company's executive officers follows Part I, Item 4 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Proxy Statement dated June 28, 1999 for the 1999 Annual Meeting of Shareholders of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement dated June 28, 1999 for the 1999 Annual Meeting of Shareholders of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees" in the Proxy Statement dated June 28, 1999 for the 1999 Annual Meeting of Shareholders of the Registrant.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)(1)  FINANCIAL STATEMENTS

       The following financial statements incorporated by reference from Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp." are filed as part of this report.

                                                                       PAGE IN EXHIBIT 13,
                                                                     THE "FINANCIAL SECTION
                                                                    OF THE 1999 ANNUAL REPORT
                                                                         TO SHAREHOLDERS
                                                                     OF PRECISION CASTPARTS
STATEMENT                                                                    CORP."*
----------------------------------------------------------------  -----------------------------
Consolidated Statements of Income...............................                   11
Consolidated Balance Sheets.....................................                   12
Consolidated Statements of Cash Flows...........................                   13
Consolidated Statements of Shareholders' Investment.............                   14
Consolidated Statements of Comprehensive Income.................                   15
Notes to Financial Statements...................................                   16
Report of Independent Accountants...............................                   34

    (A)(2)  FINANCIAL STATEMENT SCHEDULE

       The following schedule is filed as part of this report:

           Schedule II--Valuation and Qualifying Accounts

           Report of Independent Accountants on Financial Statement Schedule

    (A)(3)  EXHIBITS

(3)A               --  Restated Articles of Incorporation of Precision Castparts Corp. as
                       amended (Incorporated herein by reference to Exhibit 3 in the Form
                       10-Q, Filed February 10, 1999.) (File number 1-10348)
(3)B               --  Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 8A/A, Amendment No. 3, Filed September 27,
                       1996.) (File number 1-10348)
(4)A               --  Indenture dated December 17, 1997 between the First National Bank of
                       Chicago as Trustee and Precision Castparts Corp. (Incorporated herein by reference to Exhibit (4)A in the Form 10-K dated June 26, 1998.)
                       (File number 1-10348)
(10)A              --  Precision Castparts Corp. Revised and Restated Stock Incentive Plan
                       as amended. (Incorporated herein by reference to Exhibit (10)A in the
                       Form 10-K dated April 3, 1994.) (File number 1-10348)
(10)B              --  Precision Castparts Corp. Non-Employee Directors' Stock Option Plan.
                       (Incorporated herein by reference to Item 6(a), Exhibit (10)B in the
                       Form 10-Q dated August 8, 1997.) (File number 1-10348)
(10)C              --  Precision Castparts Corp. 1994 Stock Incentive Plan. (Incorporated
                       herein by reference to Appendix A in Registrant's June 20, 1994 Proxy
                       Statement to Shareholders.) (File number 1-10348)

(10)D              --  Precision Castparts Corp. Nonemployee Directors' Deferred
                       Compensation Plan dated January 1, 1995. (Incorporated herein by reference to Exhibit (10)D in the Form 10-K dated April 2, 1995.)
                       (File number 1-10348)
(10)E              --  Precision Castparts Corp. Executive Deferred Compensation Plan dated
                       January 1, 1995 (Incorporated herein by reference to Exhibit (10)E in the Form 10-K dated April 2, 1995.) (File number 1-10348)
(10)F              --  Bank of America Credit Agreement Dated July 31, 1996 among Precision
                       Castparts Corp.; Certain of its Subsidiaries; Bank of America
                       National Trust and Savings Association, as Agent; Letter of Credit
                       Issuing Bank; and The Other Financial Institutions Party Hereto
                       Arranged by BA Securities, Inc. (Incorporated herein by reference to
                       Exhibit (10)H in the Form 10-Q dated October 25, 1996.) (File number
                       1-10348)
(10)G              --  Precision Castparts Corp. Executive Performance Compensation Plan.
                       (Incorporated herein by reference to Item 6(a), Exhibit (10)G in the
                       Form 10-Q dated August 8, 1997.) (File number 1-10348)
(10)H              --  Compensation Arrangement between Precision Castparts Corp. and
                       Gregory M. Delaney. (Incorporated herein by reference to Exhibit
                       (10)H in the Form 10-K dated June 26, 1998.) (File number 1-10348)
(10)I              --  Form of Change of Control Agreement and Indemnity Agreement for
                       Officers and Executives of Precision Castparts Corp. (Incorporated
                       herein by reference to Exhibit (10)I in the Form 10-K dated June 27,
                       1997.) (File number 1-10348)
(10)J              --  Form of Employment Agreement, dated as of April 2, 1997 between
                       Precision Castparts Corp. and Steven C. Riedel. (Incorporated herein by reference to Exhibit (10)J in the Form 10-K dated June 27, 1997.)
                       (File number 1-10348)
(10)K              --  Precision Castparts Corp. Supplemental Executive Retirement Program
                       1998, dated January 1, 1998. (Incorporated herein by reference to
                       Exhibit (10)K in the Form 10-K dated June 26, 1998.) (File number
                       1-10348)
(10)L              --  Precision Castparts Corp. 1998 Employee Stock Purchase Plan
                       (Incorporated herein by reference to Item 6(a), Exhibit (10)L in the
                       Form 10-Q dated August 8, 1997.) (File number 1-10348)
(11)               --  Calculation of Earnings Per Share for the Year Ended March 28, 1999*
(13)               --  Financial Section of the 1999 Annual Report to Shareholders of
                       Precision Castparts Corp. for the Year Ended March 28, 1999
(21)               --  Subsidiaries of Precision Castparts Corp.
(23)               --  Consent of Independent Accountants
(27)               --  Financial Data Schedule

    (B) REPORTS ON FORM 8-K

       The Company filed a Form 8-K dated December 3, 1998, regarding the adoption of a shareholder rights plan.

    (C) SEE (A)(3) ABOVE.

    (D) SEE (A)(2) ABOVE.

------------------------

    * Information required to be presented in Exhibit 11 is incorporated herein by reference to the "EARNINGS PER SHARE" note in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PRECISION CASTPARTS CORP.

                                By:           /s/ WILLIAM C. MCCORMICK
                                     -----------------------------------------
                                                William C. McCormick
                                     CHAIRMAN OF THE BOARD, DIRECTOR AND CHIEF
                                                 EXECUTIVE OFFICER

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

      /s/ ROY M. MARVIN
------------------------------  Director
        Roy M. Marvin

    /s/ VERNON E. OECHSLE
------------------------------  Director
      Vernon E. Oechsle

   /s/ STEVEN G. ROTHMEIER
------------------------------  Director
     Steven G. Rothmeier

                                  SCHEDULE II
                   PRECISION CASTPARTS CORP. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED
                                (000'S OMITTED)

                                                                          COLUMN C
                                                                  ------------------------
                                                      COLUMN B           ADDITIONS                        COLUMN E
                                                     -----------  ------------------------               -----------
                     COLUMN A                        BALANCE AT   CHARGED TO                 COLUMN D    BALANCE AT
---------------------------------------------------   BEGINNING    COSTS AND    BUSINESS    -----------    END OF
                  CLASSIFICATION                      OF PERIOD    EXPENSES    ACQUISITIONS DEDUCTIONS     PERIOD
---------------------------------------------------  -----------  -----------  -----------  -----------  -----------

Deducted from assets to which they apply:

Reserve for doubtful accounts:

  March 30, 1997...................................   $   1,100    $     900    $   1,400    $     800(1)  $   2,600
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

  March 29, 1998...................................   $   2,600    $   1,100    $     700    $     600(1)  $   3,800
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

  March 28, 1999...................................   $   3,800    $     500    $     300    $   1,200(1)  $   3,400
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

Deferred tax asset valuation allowance:

  March 30, 1997...................................   $   4,100    $     500(2)  $   1,300   $   2,400(3)  $   3,500
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

  March 29, 1998...................................   $   3,500    $      --    $      --    $   2,000(3)  $   1,500
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

  March 28, 1999...................................   $   1,500    $   1,200(2)  $      --   $      --    $   2,700
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.

    Our audits of the consolidated financial statements referred to in our report dated April 28, 1999 appearing on page 35 of the 1999 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are included as Exhibit 13 in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                         /s/ PRICEWATERHOUSECOOPERS LLP
                                         --------------------------------------------------
                                         PRICEWATERHOUSECOOPERS LLP
                                         Portland, Oregon
                                         April 28, 1999

INDEX TO EXHIBITS

EXHIBITS

(3)A       --         Restated Articles of Incorporation of Precision Castparts Corp. as
                      amended (Incorporated herein by reference to Exhibit 3 in the Form
                      10-Q, Filed February 10, 1999.) (File number 1-10348)

(3)B       --         Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 8A/A, Amendment No. 3, Filed September 27,
                      1996.) (File number 1-10348)

(4)A       --         Indenture dated December 17, 1997 between the First National Bank of
                      Chicago as Trustee and Precision Castparts Corp. (Incorporated herein by reference to Exhibit (4)A in the Form 10-K dated June 26, 1998.)
                      (File number 1-10348)

(10)A      --         Precision Castparts Corp. Revised and Restated Stock Incentive Plan as
                      amended. (Incorporated herein by reference to Exhibit (10)A in the
                      Form 10-K dated April 3, 1994.) (File number 1-10348)

(10)B      --         Precision Castparts Corp. Non-Employee Directors' Stock Option Plan.
                      (Incorporated herein by reference to Item 6(a), Exhibit (10)B in the
                      Form 10-Q dated August 8, 1997.) (File number 1-10348)

(10)C      --         Precision Castparts Corp. 1994 Stock Incentive Plan. (Incorporated
                      herein by reference to Appendix A in Registrant's June 20, 1994 Proxy
                      Statement to Shareholders.) (File number 1-10348)

(10)D      --         Precision Castparts Corp. Nonemployee Directors' Deferred Compensation
                      Plan dated January 1, 1995. (Incorporated herein by reference to
                      Exhibit (10)D in the Form 10-K dated April 2, 1995.) (File number
                      1-10348)

(10)E      --         Precision Castparts Corp. Executive Deferred Compensation Plan dated
                      January 1, 1995 (Incorporated herein by reference to Exhibit (10)E in the Form 10-K dated April 2, 1995.) (File number 1-10348)

(10)F      --         Bank of America Credit Agreement Dated July 31, 1996 among Precision
                      Castparts Corp.; Certain of its Subsidiaries; Bank of America National
                      Trust and Savings Association, as Agent; Letter of Credit Issuing
                      Bank; and The Other Financial Institutions Party Hereto Arranged by BA
                      Securities, Inc. (Incorporated herein by reference to Exhibit (10)H in the Form 10-Q dated October 25, 1996.) (File number1-10348)

(10)G      --         Precision Castparts Corp. Executive Performance Compensation Plan.
                      (Incorporated herein by reference to Item 6(a), Exhibit (10)G in the
                      Form 10-Q dated August 8, 1997.) (File number 1-10348)

(10)H      --         Compensation Arrangement between Precision Castparts Corp. and Gregory
                      M. Delaney. (Incorporated herein by reference to Exhibit (10)H in the
                      Form 10-K dated June 26, 1998.) (File number 1-10348)

(10)I      --         Form of Change of Control Agreement and Indemnity Agreement for
                      Officers and Executives of Precision Castparts Corp. (Incorporated
                      herein by reference to Exhibit (10)I in the Form 10-K dated June 27,
                      1997.) (File number 1-10348)

(10)J      --         Form of Employment Agreement, dated as of April 2, 1997 between
                      Precision Castparts Corp. and Steven C. Riedel. (Incorporated herein by reference to Exhibit (10)J in the Form 10-K dated June 27, 1997.)
                      (File number 1-10348)

(10)K      --         Precision Castparts Corp. Supplemental Executive Retirement Program
                      1998, dated January 1, 1998. (Incorporated herein by reference to
                      Exhibit (10)K in the Form 10-K dated June 26, 1998.) (File number
                      1-10348)

(10)L      --         Precision Castparts Corp. 1998 Employee Stock Purchase Plan
                      (Incorporated herein by reference to Item 6(a), Exhibit (10)L in the
                      Form 10-Q dated August 8, 1997.) (File number 1-10348)

(11)       --         Calculation of Earnings Per Share for the Year Ended March 28, 1999*

(13)       --         Financial Section of the 1999 Annual Report to Shareholders of
                      Precision Castparts Corp. for the Year Ended March 28, 1999

(21)       --         Subsidiaries of Precision Castparts Corp.

(23)       --         Consent of Independent Accountants

(27)       --         Financial Data Schedule

------------------------

* Information required to be presented in Exhibit 11 is incorporated herein by reference to the "EARNINGS PER SHARE" note in Exhibit 13, the "Financial Section of the 1999 Annual Report to Shareholders of Precision Castparts Corp."