Form 10-Q
period 1999-06-27
PRECISION CASTPARTS CORP
filed 1999-08-11
CIK 79958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_______________________________________

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 27, 1999
Commission File No. 1-10348

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

Number of shares of Common Stock, no par value, outstanding
as of August 4, 1999:  24,492,178

Page 1 of 19 Pages

Note:	This 10-Q was filed electronically via EDGAR with the
Securities and Exchange Commission.












PART 1:  FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	___________________________

(In thousands, except per share
   data)	         6/27/99	    6/28/98
	___________________________
Net sales                             $ 359,000	 $	370,000
Cost of goods sold		279,100		284,400
Selling and administrative expenses		37,400		38,000
Interest expense, net		6,800		6,900
	________			________

Income before provision for
  income taxes		35,700		40,700
Provision for income taxes 		13,400		16,300
	________			________

Net income	$	22,300		$ 24,400
	========		========

Net income per common share (Basic)	$	0.91	$	1.00
	========		========

Net income per common share (Diluted)	$	0.91	$	1.00
	========		========




See Notes to the Interim Financial Statements on page 7.












Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets

(In thousands)	   6/27/99     3/28/99
	(Unaudited)
	____________________________
ASSETS
Current Assets:
  Cash and cash equivalents	$	16,600	$	14,800
  Receivables		252,900		255,100
  Inventories		255,300		253,600
  Prepaid expenses		6,600		7,300
  Deferred income taxes		26,100		26,100
		__________		__________
    Total current assets		557,500		556,900
		__________		__________

Property, plant and equipment, at cost	569,800		562,600
  Less - Accumulated depreciation		(240,900)		(231,200)
		__________		__________
    Net property, plant and equipment		328,900		331,400

Goodwill, net 		520,800		525,900
Other assets		36,600		35,400
		__________		__________

	$	1,443,800	$	1,449,600
	==========		==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Notes payable	$	18,200	$	17,200
  Current portion of long-term debt		39,000		39,000
  Accounts payable		91,300		102,100
  Accrued liabilities		118,000		137,100
  Income taxes payable		21,000		9,200
		__________		__________
    Total current liabilities		287,500		304,600
		__________		__________
Long-term debt, excluding
   current portion		356,000		369,700
Deferred income taxes		25,100		25,100
Accrued retirement benefits obligation	42,100		39,200
Other long-term liabilities		16,200		13,600
		__________		__________
    Total liabilities		726,900		752,200
		__________		__________

See Notes to the Interim Financial Statements on page 7.


Shareholders' investment:
  Common stock		24,500		24,500
  Paid-in capital		178,800		178,400
  Retained earnings		517,900		497,100
  Cumulative translation adjustment		(4,300)		(2,600)
		__________		__________
      Total shareholders' investment		716,900		697,400
		__________		__________
	$1,443,800	$1,449,600
	==========		==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	___________________________

(In thousands)	6/27/99	     6/28/98
	___________________________

Cash flows from operating activities:
  Net income	$	22,300	$	24,400
  Non-cash items included in income:
    Depreciation and amortization		14,900		13,200
    Deferred income taxes		-		(100)
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables		2,200		(23,700)
    Inventories		(1,700)		(1,500)
    Payables,accruals and current taxes	(17,100)		(1,900)
  Other operating activities, net		4,200		4,900
		_________		_________
      Net cash provided by
      operating activities		24,800		15,300
		_________		_________


See Notes to the Interim Financial Statements on page 7.












Cash flows from investing activities:
 Capital expenditures		(9,500)		(16,700)
 Business acquisitions, net of
    cash acquired		-		(76,100)
 Other investing activities, net		2,000		(500)
		_________		_________
      Net cash used by investing
      activities		(7,500)		(93,300)
		_________		_________

Cash flows from financing activities:
  Net change in short-term borrowings		1,000		18,400
  Proceeds from issuance of debt		-		53,000
  Payments on debt		(13,700)		(9,400)
  Proceeds from exercise of
    stock options		400		1,700
  Cash dividends		(1,500)		(1,500)
  Other financing activities, net		(1,700)		200
		_________		_________
      Net cash (used by) provided
      by financing activities		(15,500)		62,400
		_________		_________

Net increase (decrease) in
  cash and cash equivalents		1,800		(15,600)
Cash and cash equivalents at
  beginning of period		14,800		25,000
		_________		_________

Cash and cash equivalents at
  end of period	$	16,600	$	9,400
		=========		=========

See Notes to the Interim Financial Statements on page 7.


















Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	_______________________

(In thousands)	6/27/99	     6/28/98
	_______________________

Net income	$	22,300	$	24,400

Other comprehensive income (expense):
  Foreign currency translation
     adjustments		  (1,700)		(700)
	__________    _________
Total comprehensive income		$  20,600	$  23,700
		==========    =========



See Notes to the Interim Financial Statements on page 7.






Page 7
Notes to the Interim Financial Statements
(In thousands, except share and per share data)

(1) Basis of Presentation

	The consolidated interim financial statements have been prepared by Precision Castparts Corp. ("PCC" or the "Company"), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


(2)	Fiscal 1999 Acquisitions

During the first quarter, PCC acquired the stock of Environment/One Corporation ("E/One"), a manufacturer of highly engineered equipment for low-pressure sewer systems and other applications. The purchase price of $72,000 resulted in $62,300 of goodwill. E/One operates as part of the Fluid Management Products segment.

During the first quarter, PCC acquired the assets of TBV, a manufacturer of ball valves and pipeline instrumentation.
The purchase price of $9,800 resulted in $4,400 of goodwill.
TBV operates as part of the Fluid Management Products segment.

During the fourth quarter, PCC acquired 70 percent of the stock of Sterom S.A. ("Sterom"), a Romanian manufacturer of high-quality industrial valves and oilfield equipment for $1,600. As part of the transaction, PCC guaranteed investments for capital improvements, the payment of tax liabilities, and environmental remediation efforts. The transaction generated goodwill of $6,500. Sterom operates as part of the Fluid Management Products segment.







(3)	Earnings Per Share

	Three Months Ended
_____________________________________________

	     6/27/99             6/28/98
	______________________________________
	  Basic    Diluted    Basic    Diluted
	______________________________________
Net Income	$ 22,300  $ 22,300	$ 24,400  $ 24,400
	______________________________________

Average shares outstanding     24,500    24,500    24,300    24,300
Common shares issuable	       -       100		    -        200
	______________________________________
Average shares outstanding
  assuming dilution	  24,500    24,600    24,300    24,500
	______________________________________
Net income per common share  $   0.91  $   0.91  $   1.00  $   1.00
                             ======================================

(4)	Segment Information

                                        	Three Months Ended
	___________________________
	         6/27/99	    6/28/98
	___________________________
Net sales
  Precision Alloy Products            $ 242,700	$	238,600
  Fluid Management Products		73,300		77,000
  Industrial Products		43,000		54,400
	________		__	________
Consolidated net sales                $	359,000   $  370,000
	========		==========
Operating income
  Precision Alloy Products            $  37,300	$	36,200
  Fluid Management Products		 4,900		10,200
  Industrial Products		3,100		3,700
  Corporate expense	  (2,800)		(2,500)
	________			________
    Operating income	  42,500	       47,600
  Interest expense, net	   6,800	        6,900
	________	    _________
Consolidated income before
 provision for income taxes           $	35,700   $   40,700
	========	    =========


(5)	Agreement to Acquire Wyman-Gordon Company

During the first quarter of fiscal 2000, through a wholly-owned subsidiary, PCC entered into a definitive agreement to acquire 100 percent of the stock of Wyman-
Gordon Company ("Wyman-Gordon") in a cash tender offer valued at approximately $825,000, including the assumption of $104,000 of net debt. Upon completion of the tender offer and subsequent merger, Wyman-Gordon will become a wholly-owned subsidiary of the Company.
The completion of the tender offer is conditioned upon the tender of at least two-thirds of the outstanding shares of Wyman-Gordon and certain other conditions, including compliance with the requirements of the Hart-
Scott-Rodino Antitrust Improvements Act of 1976.
Wyman-Gordon, headquartered in Grafton, Massachusetts, is the market leader in high-quality, technologically advanced forgings for aircraft engine components, and is also a leading manufacturer of investment castings for the aerospace industry and forgings for the IGT and energy markets.

The Company has entered into credit agreements totaling
$1,250,000 to finance the acquisition of Wyman-Gordon and to refinance the Company's current facilities in conjunction with this acquisition. One credit agreement includes a $550,000 term loan facility, and a $400,000 revolving credit facility. The other credit agreement consists solely of a $300,000 interim term loan facility. Subsequent to closing of the acquisition, the Company is planning to issue $300,000 of medium-term debt securities, which will replace the interim term loan facility. In addition, a portion of the revolving credit facility will be used to finance a cash tender offer for Wyman-Gordon's 8% $150,000 Senior
Notes due December 15, 2007.

The Company entered into a swap agreement to fix the borrowing rate on approximately 50 percent of the borrowings under the $950,000 credit agreement. In addition, the Company entered into a hedge to fix the underlying 10 year Treasury rate for the $300,000 of medium-term debt securities to be issued.











Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Consolidated Results of Operations - Comparison Between
Three Months Ended June 27, 1999 and June 28, 1998

Sales of $359.0 million for the first quarter of fiscal 2000 were down 3 percent from $370.0 million in the same quarter last year. Operating income of $42.5 million was down 11 percent from $47.6 million in the first quarter last year. Net income was $22.3 million, or $0.91 per share (diluted), for the quarter, compared with net income of $24.4 million, or $1.00 per share (diluted) in the same quarter last year.


Results of Operations by Segment - Comparison Between Three
Months Ended June 27, 1999 and June 28, 1998

Precision Alloy Products

Precision Alloy Products increased its sales quarter over quarter by 2 percent, from $238.6 million in the first quarter of fiscal 1999 to $242.7 million this year. Operating income for the segment improved by 3 percent, from $36.2 million in the first quarter a year ago to $37.3 million in fiscal 2000. Sales growth was led by increased spares and industrial gas turbine (IGT) activity at PCC Airfoils, and AFT's sales more than doubled. Margin improvement was driven by the IGT business, which has started to deliver better results as the business transitions from the development to production phase. Sales and profit growth was moderated, however, by lower sales of aerospace products at PCC Structurals. While GE Aircraft Engines and Pratt & Whitney adjusted much of their inventories last year in light of the aerospace cycle downturn, many of their European revenue-sharing partners are just beginning that process.

Fluid Management Products

Fluid Management Products' sales declined from $77.0 million in the first quarter of fiscal 1999 to $73.3 million this year, a reduction of 5 percent. Operating income also declined, moving from $10.2 million last year to $4.9 million in the first quarter of this year. The segment's performance continues to be adversely affected by slow market conditions in the oil and gas industry.






Industrial Products

Industrial Products reported sales of $43.0 million for the first quarter of fiscal 2000 as compared to last year's sales of $54.4 million, a 21 percent decrease. Operating income fell by 16 percent, from $3.7 million in the first quarter of fiscal 1999 to $3.1 million in the first quarter of this year. A significant part of the sales decline was due to timing issues at PCC Olofsson, where unusually large shipments of machines were recorded in the first quarter of last year. In addition, Reed-Rico experienced lower sales, particularly in Europe, as a result of the continued influence of Asian competition. Operating margin was adversely affected by the lower sales volume.

Changes in Financial Condition and Liquidity

Total assets of $1,443.8 million at June 27, 1999 represented a $5.8 million decrease from the $1,449.6 million balance at March 28, 1999. Total capitalization at June 27, 1999, was $1,130.1 million, consisting of $413.2 million of debt and $716.9 million of equity. The debt-to-capitalization ratio was 37 percent compared with 38 percent at the end of the prior fiscal year.

Cash from earnings for the three months ended June 27, 1999 of $37.2 million, plus $1.0 million from short-term borrowings and $0.4 million from the sale of common stock through stock option exercises exceeded cash requirements which consisted of $12.4 million for increased working capital, $9.5 million for capital expenditures, $13.7 million of debt repayments and $1.5 million for dividends. The net increase in the quarter's cash resulted in an ending cash balance of $16.6 million, up $1.8 million from fiscal 1999 year end.

During the first quarter of fiscal 2000, the Company entered into credit agreements totaling $1,250.0 million to finance the acquisition of Wyman-Gordon and to refinance the Company's current facilities in conjunction with this acquisition. One credit agreement includes a $550.0 million term loan facility, and a $400.0 million revolving credit facility. The other credit agreement consists solely of a $300.0 million interim term loan facility. Subsequent to closing of the acquisition, the Company is planning to issue $300.0 million of medium-term debt securities, which will replace the interim term loan facility. In addition, a portion of the revolving credit facility will be used to finance a cash tender offer for Wyman-Gordon's 8% $150,000,000 Senior Notes due December 15, 2007.



The Company entered into a swap agreement to fix the borrowing rate on approximately 50 percent of the borrowings under the $950.0 million credit agreement. In addition, the Company entered into a hedge to fix the underlying 10 year Treasury rate for the $300.0 million of medium-term debt securities to be issued.

Management believes that the Company can fund the requirements for capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.


Year 2000 Update

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the calendar year, they may be unable to accurately process certain data before, during or after the year 2000. As a result, business entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 (Y2K) issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

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
3) Determination of solutions for non-compliant systems and development of a project schedule for non-compliant systems, and
4) Contact with significant suppliers to determine the sufficiency of their Year 2000 Plans.

The Company has prioritized projects on systems, that if not corrected, have the potential of causing a material disruption to the production process or financial and accounting processes. The Company refers to these projects as Critical Projects.



There are currently thirteen Critical Projects.  Ten
Critical Projects involve replacement of accounting and business systems, and the three remaining Critical Projects involve compliance of manufacturing and production control equipment. All Critical Projects were completed by PCC management's target date of June 30, 1999.

In addition, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. Contingency plans may include stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shutdown and startup schedules, development of manual procedures to execute transactions and complete processes and other appropriate measures. Once developed, contingency plans will be continually refined as additional information becomes available. The deadline for completion of the contingency plans is September 30, 1999.

PCC is a highly diversified company comprised of three business segments. Each of these segments have multiple operating units, resulting in twenty-five separate Year 2000 Plans. PCC has not required standardized systems throughout the Company. This diversification has allowed the Company to spread the risk of Y2K failures, since no one system is responsible for the entire financial or operational needs of the Company. Also, with few exceptions, business systems that are not compliant are being replaced with packaged systems as opposed to in-house developed and maintained systems.

New business systems being installed include Platinum, JD
Edwards, Frontier and MAPICS. These systems have all had significant testing for Y2K compliance performed by the manufacturer and user community.

In addition, all the systems have been, or will be tested in-house by a two-step process:

Primary Testing - each operating unit of the Company is required to apply tests to determine Y2K compliance of its systems.

Secondary Testing - Internal Audit has begun, and will continue to perform, Y2K testing on selected systems. The scheduled completion date is August 1999.






While the Company's diversification reduces the risk that a material Y2K issue will affect the Company's performance, this same diversification increases the possibility that Y2K issues will occur since many more systems exist than in a centralized environment. Management is addressing this issue by:

1) Development of formal Year 2000 Plans for each
operating unit;
2)	Development of a Year 2000 team which includes key
Information Systems managers within the operating
units;
  3)	Requiring primary and secondary testing of systems, and
  4)	Development of contingency plans for all critical
manufacturing and financial systems.

Costs

The total cost associated with the modifications and replacement of systems to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of all Y2K projects is $5.5 million. The $5.5 million includes 113 systems identified as requiring some cost for Y2K upgrades, and includes $2.0 million for systems that, although not Year 2000 compliant, would have been replaced for other reasons by Year 2000 or shortly thereafter.

The Company has spent $4.4 million on Year 2000 systems, including $3.4 million to replace systems and $1.0 million to upgrade or modify existing systems. Estimated future costs of $1.1 million include $0.9 million to replace systems and $0.2 million to upgrade or modify systems.

The Company has spent $3.0 million on the thirteen Critical Projects, which are estimated to represent $3.3 million of the $5.5 million estimated total cost of all Y2K projects. All costs associated with these projects have been provided for from existing operating budgets and have been or will be funded through operating cash flow.











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

The Company is also dependent upon its customers for sales and cash flow. Y2K interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, PCC's customer base is broad enough to minimize the affects of a single occurrence. The Company, however, has communicated with its major customers with respect to Y2K issues, and has received information indicating that they are developing and monitoring their own plans, as well as monitoring their customers' and suppliers' plans.

The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the implementation of new and modified business systems and completion of the Critical Projects, the possibility of significant interruptions of normal operations should be reduced. However, despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations and business processes.

The Company's Year 2000 project is an ongoing process and the estimates of costs and completion dates for various components of Y2K readiness described above are subject to change. Readers are cautioned that forward looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company's disclosures under the heading: "FORWARD-LOOKING STATEMENTS".



FORWARD-LOOKING STATEMENTS

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; timely, effective and cost-efficient introduction of hardware and software to address the Year 2000 issue; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

























PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of
Shareholders on August 4, 1999.

(b) The Shareholders voted as follows on the following matters:

1. Election of directors. The voting result for each nominee is as follows:

		Votes
Name	       Votes for	withheld
_______________	   ___________	_____________
Dean T. DuCray	       22,043,775	257,288
Don R. Graber	        22,044,647	256,416
Byron O. Pond, Jr. 	  21,948,004	353,059
J. Frank Travis	      21,957,147	343,916

Mr. DuCray, Mr. Graber and Mr. Pond were elected to serve terms of three years. Mr.
Travis was elected to serve a term of two years.

2. The amendment of the 1994 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 1,000,000 was approved by a count of 13,099,337 votes for, 9,093,122 votes withheld or against, and 108,604 votes abstaining.

3. The appointment of PricewaterhouseCoopers LLP as auditors of the Company for the fiscal 2000 year was ratified by a count of 22,221,007 votes for, 40,697 votes withheld or against and 39,359 votes abstaining.













Item 6. Exhibits and Reports on Form 8-K

	a. Exhibits

	(3)     	Agreement and Plan of Merger, dated
May 17, 1999, among Precision
Castparts Corp., WGC Acquisition Corp.
and Wyman-Gordon Company (Incorporated
herein by reference to Exhibit (c)(1)
in the Schedule 14D-1 dated May 21,
1999)(File number 5-10796)

	(10)A	Bank of America Credit Agreement Dated
July 30, 1999 between Precision
Castparts Corp. and Bank of America,
N.A.  Schedules that have been omitted
will be furnished supplementally to
the Commission upon request.

	(10)B	Bank of America Credit Agreement Dated
July 30, 1999 among Precision
Castparts Corp., Bank of America, N.A.
as Administrative Agent and Letter of
Credit Issuing Bank and The Other
Financial Institutions Party Hereto
Arranged by Banc of America Securities
LLC.  Schedules that have been omitted
will be furnished supplementally to
the Commission upon request.

	(10)C	Precision Castparts Corp. 1994 Stock
Incentive Plan as amended

 	(11)	Computation of Per Share Earnings*
	(27)	Financial Data Schedule

*   Data required by Statement of Financial
Accounting Standards No. 128, Earnings per
Share, is provided in Note 3 to the
Consolidated Financial Statements in this
Report.

b. Reports on Form 8-K

	None.









Page 19
SIGNATURES

	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





	PRECISION CASTPARTS CORP.
	Registrant



DATE:  August 11, 1999	/s/  W.D. Larsson
	______________________________
W.D. Larsson
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)





