Form 10-Q
period 1999-09-26
PRECISION CASTPARTS CORP
filed 1999-11-10
CIK 79958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_______________________________________

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 26, 1999
Commission File No. 1-10348

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

Number of shares of Common Stock, no par value, outstanding
as of November 4, 1999:  24,510,480

Page 1 of 19 Pages

Note:	This 10-Q was filed electronically via EDGAR with the
Securities and Exchange Commission.












PART 1:  FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	      Three Months Ended
	    ______________________

(In thousands, except per share
   data)	         9/26/99	    9/27/98
	    ______________________
Net sales                              $ 357,900	 $ 363,400
Cost of goods sold		  277,500		   277,200
Selling and administrative expenses		   37,500		    37,400
Interest expense, net		    6,200		     7,000
   	_________		________

Income before provision for
  income taxes		   36,700		  41,800
Provision for income taxes 		   13,400		16,500
	_________		________

Net income	$	  23,300    $ 25,300
	=========    ========

Net income per common share (Basic)	$    0.95	$   	1.05
	=========		========

Net income per common share (Diluted)	$	    0.95	$	1.03
	=========		========




See Notes to the Interim Financial Statements on page 8.












	                Page 3

	      Six Months Ended
	         ___________________________
	9/26/99	9/27/98
	         ___________________________
Net sales	$	716,900	$	733,400
Cost of goods sold		556,600		561,600
Selling and administrative expenses		74,900		75,400
Interest expense, net		13,000		13,900
	________		________
Income before provision for
  income taxes		72,400		82,500
Provision for income taxes 		26,800		32,800
	________		________

Net income                            $	45,600	     $  49,700
	======== 		========
Net income per common share (Basic)   $   1.86  	$	2.05
	========		========
Net income per common share (Diluted) $   1.85  	$	2.03
	========		========

See Notes to the Interim Financial Statements on page 8.





























Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets

(In thousands)	   9/26/99     3/28/99
	(Unaudited)
	____________________________
ASSETS
Current Assets:
  Cash and cash equivalents	$	31,600	$	14,800
  Receivables		253,200		255,100
  Inventories		248,100		253,600
  Prepaid expenses		7,600		7,300
  Deferred income taxes		26,200		26,100
		__________		__________
    Total current assets		566,700		556,900
		__________		__________

Property, plant and equipment, at cost	579,600		562,600
  Less - Accumulated depreciation		(250,700)		(231,200)
		__________		__________
    Net property, plant and equipment		328,900		331,400

Goodwill, net 		519,300		525,900
Other assets		38,600		35,400
		__________		__________

	$	1,453,500	$	1,449,600
	==========		==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Notes payable	$	16,300	$	17,200
  Current portion of long-term debt		44,000		39,000
  Accounts payable		98,100		102,100
  Accrued liabilities		118,200		137,100
  Income taxes payable		11,000		9,200
		__________		__________
    Total current liabilities		287,600		304,600
		__________		__________
Long-term debt, excluding
   current portion		341,900		369,700
Deferred income taxes		25,100		25,100
Accrued retirement benefits obligation	40,300		39,200
Other long-term liabilities		17,500		13,600
		__________		__________
    Total liabilities		712,400		752,200
		__________		__________

See Notes to the Interim Financial Statements on page 8.


Shareholders' investment:
  Common stock		24,500		24,500
  Paid-in capital		179,200		178,400
  Retained earnings		539,800		497,100
  Cumulative translation adjustment		(2,400)		(2,600)
		__________		__________
      Total shareholders' investment		741,100		697,400
		__________		__________
	$1,453,500	$1,449,600
	==========		==========

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	___________________________

(In thousands)	9/26/99	     9/27/98
	___________________________

Cash flows from operating activities:
  Net income	$	45,600	$	49,700
  Non-cash items included in income:
    Depreciation and amortization		30,200		26,400
    Deferred income taxes		-		(100)
  Changes in operating working capital,
    excluding effects of acquisitions:
    Receivables		1,200		(29,500)
    Inventories		5,400		(11,600)
    Payables,accruals and current taxes	(19,200)		(1,800)
  Other operating activities, net		500		3,000
		_________		_________
      Net cash provided by
      operating activities		63,700		36,100
		_________		_________


See Notes to the Interim Financial Statements on page 8.












Cash flows from investing activities:
 Capital expenditures		(20,500)		(37,500)
 Business acquisitions, net of
    cash acquired		-		(76,100)
 Other investing activities, net		(800)		(400)
		_________		_________
      Net cash used by investing
      activities		(21,300)		(114,000)
		_________		_________

Cash flows from financing activities:
  Net change in short-term borrowings		(900)		23,100
  Proceeds from issuance of debt		-		53,000
  Payments on debt		(22,800)		(17,500)
  Proceeds from exercise of
    stock options		800		1,800
  Cash dividends		(2,900)		(2,900)
  Other financing activities, net		200		1,200
		_________		_________
      Net cash (used by) provided
      by financing activities		(25,600)		58,700
		_________		_________

Net increase (decrease) in
  cash and cash equivalents		16,800		(19,200)
Cash and cash equivalents at
  beginning of period		14,800		25,000
		_________		_________

Cash and cash equivalents at
  end of period	$	31,600	$	5,800
		=========		=========

See Notes to the Interim Financial Statements on page 8.


















Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	_______________________

(In thousands)	9/26/99	     9/27/98
	_______________________

Net income	$	23,300	$	25,300

Other comprehensive income (expense):
  Foreign currency translation
     adjustments		  1,900		1,800
	__________    _________
Total comprehensive income		$  25,200	$  27,100
		==========    =========

	Six Months Ended
	_______________________
	9/26/99	    9/27/98
	_______________________
Net income	$	   45,600   $  49,700

Other comprehensive income (expense):
  Foreign currency translation
     adjustments		       200	   1,100
	__________    _________
Total comprehensive income	$	   45,800  	$ 50,800
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

During the first quarter, PCC also acquired the assets of TBV, a manufacturer of ball valves and pipeline instrumentation. The purchase price of $9,800 resulted in $4,400 of goodwill. TBV operates as part of the Fluid
Management Products segment.

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

	Three Months Ended
_____________________________________________

	     9/26/99             9/27/98
	______________________________________
	  Basic    Diluted    Basic    Diluted
	______________________________________
Net Income	$ 23,300  $ 23,300	$ 25,300  $ 25,300
	______________________________________

Average shares outstanding     24,500    24,500    24,300    24,300
Common shares issuable	       -       100		    -        200
	______________________________________
Average shares outstanding
  assuming dilution	  24,500    24,600    24,300    24,500
	______________________________________
Net income per common share  $   0.95  $   0.95   $  1.05  $   1.03
                             ======================================

	Six Months Ended
_____________________________________________

	     9/26/99             9/27/98
	______________________________________

	  Basic    Diluted    Basic    Diluted
	______________________________________
Net Income	$ 45,600	$ 45,600	$ 49,700	$ 49,700
	______________________________________

Average shares outstanding	24,500	24,500	24,300	24,300
Common shares issuable	-	100	-	200
	______________________________________
Average shares outstanding
  assuming dilution	24,500	24,600	24,300	24,500
	______________________________________
Net income per common share	$   1.86	$   1.85	$   2.05	$   2.03
                             ======================================








(4)	Segment Information

                                        	Three Months Ended
	___________________________
	         9/26/99	    9/27/98
	___________________________
Net sales
  Precision Alloy Products            $ 233,600	$	236,800
  Fluid Management Products		75,300		78,700
  Industrial Products		49,000		47,900
	________		__	________
Consolidated net sales                $	357,900   $  363,400
	========		==========
Operating income
  Precision Alloy Products            $  38,500	$	36,400
  Fluid Management Products		 6,100		10,200
  Industrial Products		3,000		5,100
  Corporate expense	  (4,700)		(2,900)
	________			________
    Operating income	  42,900	       48,800
  Interest expense, net	   6,200	        7,000
	________	    _________
Consolidated income before
 provision for income taxes           $	36,700   $   41,800
	========	    =========

                                        	Six Months Ended
	___________________________
	         9/26/99	    9/27/98
	___________________________
Net sales
  Precision Alloy Products            $ 476,300	$	475,400
  Fluid Management Products		148,600		155,700
  Industrial Products		92,000		102,300
	________		__	________
Consolidated net sales                $	716,900   $  733,400
	========		==========
Operating income
  Precision Alloy Products            $  75,800	$	72,600
  Fluid Management Products		 11,000		20,400
  Industrial Products		6,100		8,800
  Corporate expense	  (7,500)		(5,400)
	________			________
    Operating income	  85,400	       96,400
  Interest expense, net	  13,000	       13,900
	________	    _________
Consolidated income before
 provision for income taxes           $  72,400   $   82,500
	========	    =========

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

In November 1999, the Federal Trade Commission ("FTC") approved an Agreement Containing Consent Orders (the
"Agreement"), which has been executed by PCC and Wyman-
Gordon. The Agreement requires Wyman-Gordon to divest its large cast parts operations in Groton, Connecticut, and its titanium castings operation in Albany, Oregon.

The Company has entered into credit agreements totaling
$1,250,000 to finance the acquisition of Wyman-Gordon, to finance a cash tender offer for Wyman-Gordon's
$150,000 of 8% Senior Notes due December 15, 2007, and to refinance the Company's current bank credit facilities in conjunction with this acquisition. One credit agreement includes a $550,000 term loan facility, and a $400,000 revolving credit facility.
The other credit agreement consists solely of a $300,000 interim term loan facility. The Company plans to enter into a $150,000 Trade Receivables Financing
Agreement, which will reduce the $550,000 term loan facility to $400,000. Subsequent to closing of the acquisition, the Company is planning to issue $300,000 of medium-term debt securities, which will replace the interim term loan facility.

The Company entered into a swap agreement to fix the borrowing rate on approximately 50 percent of the borrowings under the $950,000 credit agreement. In addition, the Company entered into a hedge to fix the underlying 10 year Treasury rate for the $300,000 of medium-term debt securities to be issued.


Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Consolidated Results of Operations - Comparison Between
Three Months Ended September 26, 1999 and September 27, 1998

Sales of $357.9 million for the second quarter of fiscal 2000 were down 2 percent from $363.4 million in the same quarter last year. Operating income of $42.9 million was down 12 percent from $48.8 million in the second quarter last year. Net income was $23.3 million, or $0.95 per share (diluted), for the quarter, compared with net income of $25.3 million, or $1.03 per share (diluted) in the same quarter last year.

Results of Operations by Segment - Comparison Between Three
Months Ended September 26, 1999 and September 27, 1998

Precision Alloy Products

Sales for Precision Alloy Products decreased by 1 percent from $236.8 million in the second quarter of fiscal 1999 to $233.6 million this year. Operating income for the segment improved by 6 percent, from $36.4 million in the second quarter a year ago to $38.5 million in fiscal 2000.
Declines in sales due to the downturn in the aerospace cycle were partially offset by increased industrial gas turbine
(IGT) sales and improved sales at AFT. Margin improvements attributable to better yields and higher volume at PCC Airfoils and AFT drove the increase in the seqment's operating income.

Fluid Management Products

Fluid Management Products' sales declined from $78.7 million in the second quarter last year to $75.3 million this year, a reduction of 4 percent. Operating income also declined, moving from $10.2 million last year to $6.1 million in the second quarter this year. Most of this shortfall is due to continued weakness in the oil and gas industry where oil producers' limitation of supply has driven pricing up but has not caused significant increases in demand.

Industrial Products

Industrial Products' sales of $49.0 million for the second quarter of fiscal 2000 represented an improvement of 2 percent over last year's $47.9 million. Operating income decreased from $5.1 million in the second quarter of fiscal
1999 to $3.0 million this year.




The segment's results reflect continued weakness in customer demand in the machine tool industry and pricing pressure on the segment's product lines. Both situations have negatively affected margins.


Consolidated Results of Operations - Comparison Between Six
Months Ended September 26, 1999 and September 27, 1998

Sales of $716.9 million for the first six months of fiscal
2000 were down 2 percent from $733.4 million in the same period last year. Operating income of $85.4 million was down 11 percent from $96.4 million in fiscal 1999. Net income was $45.6 million, or $1.85 per share (diluted), for the first half of fiscal 2000, compared with net income of $49.7 million, or $2.03 per share (diluted) in the same period last year.

Results of Operations by Segment - Comparison Between Six
Months Ended September 26, 1999 and September 27, 1998

Precision Alloy Products

Precision Alloy Products' sales were up slightly to $476.3 million for the first six months of fiscal 2000 from $475.4 million in the comparable period last year. Operating income for the segment improved by 4 percent, from $72.6 million a year ago to $75.8 million in fiscal 2000. A large decline in sales due to inventory adjustments by customers as a result of the downturn in the aerospace cycle was partially offset by increased spares and industrial gas
turbine (IGT) sales.   Margin improvements were primarily
attributable to better yields in the IGT market as products transitioned from development to production as well as aggressive cost cutting programs.

Fluid Management Products

Fluid Management Products' sales declined from $155.7 million for the first six months of fiscal 1999 to $148.6 million this year, a reduction of 5 percent. Operating income also declined, moving from $20.4 million last year to $11.0 million for the first half of fiscal 2000. The segment's performance continues to be adversely affected by weakness in the oil and gas industry.

Industrial Products

Industrial Products reported sales of $92.0 million for the first half of fiscal 2000 as compared to last year's sales of $102.3 million, a 10 percent decrease. Operating income decreased $2.7 million to $6.1 million in the first half of this year from $8.8 million a year ago.

Pricing pressures on this segment's product lines remain intense, particularly in Europe, as a result of continued influence from Asian competition. In addition, customer demand in the machine tool industry continues to be weak.
Both of the forementioned issues are negatively affecting the segment's margins.

Changes in Financial Condition and Liquidity

Total assets of $1,453.5 million at September 26, 1999 represented a $3.9 million increase from the $1,449.6 million balance at March 28, 1999. Total capitalization at September 26, 1999, was $1,143.3 million, consisting of $402.2 million of debt and $741.1 million of equity. The debt-to-capitalization ratio was 35 percent compared with 38 percent at the end of the prior fiscal year.

Cash from earnings for the six months ended September 26, 1999 of $75.8 million, plus $0.8 million from the sale of common stock through stock option exercises exceeded cash requirements which consisted of $12.1 million for increased working capital, $20.5 million of capital expenditures, $0.9 million of short-term borrowing repayments, $22.8 million of debt repayments and $2.9 million of dividends. The net increase in the quarter's cash resulted in an ending cash balance of $31.6 million, up $16.8 million from fiscal 1999 year end.

During the first quarter of fiscal 2000, the Company entered into credit agreements totaling $1,250.0 million to finance the acquisition of Wyman-Gordon, to finance a cash tender offer for Wyman-Gordon's $150,000,000 of 8% Senior Notes due December 15, 2007, and to refinance the Company's current bank credit facilities in conjunction with this acquisition. One credit agreement includes a $550.0 million term loan facility, and a $400.0 million revolving credit facility. The other credit agreement consists solely of a $300.0 million interim term loan facility. The Company plans to enter into a $150.0 million Trade Receivables Financing Agreement, which will reduce the $550.0 million term loan facility to $400.0 million. Subsequent to closing of the acquisition, the Company is planning to issue $300.0 million of medium-term debt securities, which will replace the interim term loan facility.

The Company entered into a swap agreement to fix the borrowing rate on approximately 50 percent of the borrowings under the $950.0 million credit agreement. In addition, the Company entered into a hedge to fix the underlying 10 year Treasury rate for the $300.0 million of medium-term debt securities to be issued.



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

The Company prioritized its projects on systems, that if not corrected, had the potential of causing a material disruption to the production process or financial and accounting processes. The Company refers to these projects as Critical Projects.

The Company identified thirteen Critical Projects.  Ten
Critical Projects involve replacement of accounting and business systems, and the three remaining Critical Projects involve compliance of manufacturing and production control equipment. All Critical Projects were completed by PCC management's target date of June 30, 1999.





In addition, the Company has developed contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. The contingency plans include stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shutdown and startup schedules, manual procedures to execute transactions and complete processes and other appropriate measures.

PCC is a highly diversified company comprised of three business segments. Each of these segments has multiple operating units, resulting in twenty-eight separate Year 2000 Plans. PCC has not required standardized systems throughout the Company. This diversification has allowed the Company to spread the risk of Y2K failures, since no one system is responsible for the entire financial or operational needs of the Company. Also, with few exceptions, business systems that are not compliant have been replaced with packaged systems as opposed to in-house developed and maintained systems. New business systems include Platinum, JD Edwards, Frontier and MAPICS. These systems have all had significant testing for Y2K compliance performed by the manufacturer and user community.

In addition, all the systems have been tested in-house by a two-step process:

Primary Testing - each operating unit of the Company was required to apply tests to determine Y2K compliance of its systems.

Secondary Testing - Internal Audit has tested systems at all significant operations for Year 2000 compliance.

While the Company's diversification reduces the risk that a material Y2K issue will affect the Company's performance, this same diversification increases the possibility that Y2K issues will occur since many more systems exist than in a centralized environment. Management has addressed this issue by:

1) Development of formal Year 2000 Plans for each
operating unit;
2)	Development of a Year 2000 team which includes key
Information Systems managers within the operating
units;
  3)	Requiring primary and secondary testing of systems, and
4) Development of contingency plans for all critical manufacturing and financial systems.




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

The Company has spent $5.1 million on Year 2000 systems, including $3.4 million to replace systems and $1.7 million to upgrade or modify existing systems. Estimated future costs of $0.3 million include $0.2 million to replace systems and $0.1 million to upgrade or modify systems.

The Company has spent $3.3 million on the Critical Projects.
All costs associated with these projects have been provided for from existing operating budgets and have been funded through operating cash flow.

Risks

The Company relies on third party suppliers for raw materials, outside processing, utilities, transportation and other key services. Interruption of supplier operations due to Y2K issues could affect Company operations. PCC has contacted all critical suppliers to determine their Y2K compliance status. While approaches to reducing risks of interruption due to supplier failures vary by division and operating unit, options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruptions due to third party failure.

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


The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that the implementation of new and modified business systems and the completion of the Critical Projects have reduced the possibility of significant interruptions of normal operations. However, despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations and business processes.

The Company's Year 2000 project is an ongoing process and the estimates of costs for Y2K readiness described above are subject to change. Readers are cautioned that forward looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company's disclosures under the heading: "FORWARD-LOOKING STATEMENTS".

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







PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

	a. Exhibits

	(10)  Agreement Containing Consent Orders
	(11)  Computation of Per Share Earnings*
	(27)  Financial Data Schedule

*   Data required by Statement of Financial
Accounting Standards No. 128, Earnings per
Share, is provided in Note 3 to the
Consolidated Financial Statements in this
Report.

b. Reports on Form 8-K

	None.



SIGNATURES

	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	PRECISION CASTPARTS CORP.
	Registrant



DATE:  November 10, 1999	/s/  W.D. Larsson
	______________________________
W.D. Larsson
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)





