Form 10-Q
period 1999-12-26
PRECISION CASTPARTS CORP
filed 2000-02-10
CIK 79958

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the Quarter Ended December 26, 1999
                           COMMISSION FILE NO. 1-10348
                           ---------------------------

                            PRECISION CASTPARTS CORP.

                              An Oregon Corporation
                   IRS Employer Identification No. 93-0460598
                            4650 S.W. Macadam Avenue
                                    Suite 440
                           Portland, Oregon 97201-4254
                            TELEPHONE: (503) 417-4800
                            -------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes          X     No

Number of shares of Common Stock, no par value, outstanding as of February 3, 2000: 24,612,219

                                                              Page 1 of 21 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

                                                  Three Months Ended             Nine Months Ended
                                               -----------------------      --------------------------
                                                12/26/99      12/27/98        12/26/99       12/27/98
                                               ---------     ---------      -----------    -----------
Net sales                                      $ 404,700     $ 361,200      $ 1,121,600    $ 1,094,600
Cost of goods sold                               315,700       277,300          872,300        838,900
Provision for restructuring and other             11,000             -           11,000              -
Selling and administrative expenses               44,200        37,000          119,100        112,400
Interest expense, net                             11,800         6,800           24,800         20,700
                                               ---------     ---------      -----------    -----------
Income before provision for income taxes          22,000        40,100           94,400        122,600
Provision for income taxes                         9,300        14,400           36,100         47,200
                                               ---------     ---------      -----------    -----------
Net income                                     $  12,700     $  25,700      $    58,300    $    75,400
                                               =========     =========      ===========    ===========
Net income per common share (basic)            $    0.52     $    1.05      $      2.38    $      3.10
                                               =========     =========      ===========    ===========
Net income per common share (diluted)          $    0.52     $    1.05      $      2.37    $      3.08
                                               =========     =========      ===========    ===========


See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)


                                                                                          12/26/99             3/28/99
                                                                                         (Unaudited)
                                                                                     -------------------  -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $ 23,800             $ 14,800
  Receivables, net of reserves of $8,800 at 12/26/99 and $3,400 at 3/28/99                      367,900              255,100
  Inventories                                                                                   330,500              253,600
  Prepaid expenses and other                                                                     41,200                7,300
  Deferred income taxes                                                                          74,500               26,100
                                                                                     -------------------  -------------------
    Total current assets                                                                        837,900              556,900
                                                                                     -------------------  -------------------

Property, plant and equipment, at cost                                                          744,800              562,600
  Less -- Accumulated depreciation                                                             (258,900)            (231,200)
                                                                                     -------------------  -------------------
    Net property, plant and equipment                                                           485,900              331,400

Goodwill, net                                                                                 1,092,300              525,900
Other assets                                                                                     45,100               35,400
                                                                                     -------------------  -------------------
                                                                                            $ 2,461,200          $ 1,449,600
                                                                                     ===================  ===================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Short-term borrowings                                                                       $ 445,400             $ 17,200
  Current portion of long-term debt                                                              10,500               39,000
  Accounts payable                                                                              142,900              102,100
  Accrued liabilities                                                                           234,100              137,100
  Income taxes payable                                                                            9,800                9,200
                                                                                     -------------------  -------------------
    Total current liabilities                                                                   842,700              304,600
                                                                                     -------------------  -------------------
Long-term debt, excluding current portion                                                       716,200              369,700
Deferred income taxes                                                                            16,500               25,100
Accrued retirement benefits obligation                                                           84,700               39,200
Other long-term liabilities                                                                      51,400               13,600
                                                                                     -------------------  -------------------
  Total liabilities                                                                           1,711,500              752,200
                                                                                     -------------------  -------------------
Shareholders' investment:
  Common stock, $1 stated value, shares authorized - 100,000,000;
      issued and outstanding 12/26/99 - 24,510,478; 3/28/99 - 24,465,910                         24,500               24,500
  Paid-in capital                                                                               179,500              178,400
  Retained earnings                                                                             551,000              497,100
  Cumulative translation adjustment                                                              (5,300)              (2,600)
                                                                                     -------------------  -------------------
    Total shareholders' investment                                                              749,700              697,400
                                                                                     -------------------  -------------------
                                                                                            $ 2,461,200          $ 1,449,600
                                                                                     ===================  ===================


     See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                                             Nine Months Ended
                                                                                          ----------------------
                                                                                           12/26/99     12/27/98
                                                                                          ---------    ---------
Cash flows from operating activities:
  Net income                                                                              $  58,300    $  75,400
  Non-cash items included in income:
      Depreciation and amortization                                                          48,800       39,800
      Deferred income taxes                                                                    (400)        (100)
  Changes in operating working capital, excluding effects of acquisitions:
      Receivables                                                                             3,200      (38,900)
      Inventories                                                                            21,100      (27,100)
      Payables, accruals and current taxes                                                  (28,600)       4,500
      Other, net                                                                                500        2,100
                                                                                          ---------    ---------
          Net cash provided by operating activities                                         102,900       55,700
                                                                                          ---------    ---------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired                                              (661,000)     (76,100)
  Capital expenditures                                                                      (30,500)     (56,100)
  Other, net                                                                                  8,500        5,200
                                                                                          ---------    ---------
         Net cash used by investing activities                                             (683,000)    (127,000)
                                                                                          ---------    ---------

Cash flows from financing activities:
  Net change in short-term borrowings                                                       428,200       17,900
  Issuance of long-term debt                                                                422,900       60,500
  Payment of long-term debt                                                                (256,000)     (25,400)
  Proceeds from exercise of stock options                                                     1,100        2,200
  Cash dividends                                                                             (4,400)      (4,400)
  Other, net                                                                                 (2,700)        (700)
                                                                                          ---------    ---------
        Net cash provided by financing activities                                           589,100       50,100
                                                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents                                          9,000      (21,200)
Cash and cash equivalents at beginning of period                                             14,800       25,000
                                                                                          ---------    ---------
Cash and cash equivalents at end of period                                                $  23,800    $   3,800
                                                                                          =========    =========

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

                                               Three Months Ended         Nine Months Ended
                                              --------------------      --------------------
                                              12/26/99    12/27/98      12/26/99    12/27/98
                                              --------    --------      --------    --------
Net income                                    $ 12,700    $ 25,700      $ 58,300    $ 75,400
Other comprehensive income (expense):
  Foreign currency translation adjustments      (2,900)     (1,900)       (2,700)       (800)
                                              --------    --------      --------    --------
Total comprehensive income                     $ 9,800    $ 23,800      $ 55,600    $ 74,600
                                              ========    ========      ========    ========

See Notes to the Interim Consolidated Financial Statements on page 6.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)      BASIS OF PRESENTATION

         The interim consolidated financial statements have been prepared by Precision Castparts Corp. ("PCC" or the "Company"), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. These adjustments are of a normal and recurring nature with the exception of the restructuring and other charges discussed in Note (3). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)      ACQUISITIONS

         The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results have been included in the consolidated financial statements since the acquisition dates. Pro forma information is only required for the Wyman-Gordon acquisition.

         FISCAL 2000

         During the third quarter, PCC purchased 98% of the outstanding shares of common stock of Wyman-Gordon Company ("Wyman-Gordon") pursuant to a cash tender offer. PCC acquired the remaining outstanding shares of common stock of Wyman-Gordon pursuant to a merger on January 12, 2000. The transaction, financed from borrowings under Credit Agreements with Bank of America, N.A., as Agent, was valued at approximately $784,000, reflecting shares acquired in the tender offer and merger at $20 per share ($731,000), PCC's tender for and subsequent payment of Wyman-Gordon's 8% Senior Notes due 2007 ($150,000), less Wyman-Gordon's cash ($97,000). The transaction generated goodwill of approximately $571,000, which is being amortized on a straight-line basis over 40 years. Wyman-Gordon, headquartered in Grafton, Massachusetts, is the market leader in high-quality, technologically advanced forgings for aircraft engine components, and is also a leading manufacturer of investment castings for the aerospace industry and forgings for the IGT and energy markets. Wyman-Gordon's casting businesses will operate as part of the Investment Cast Products segment, and the forging businesses will comprise the Forged Products segment.

         Pursuant to a FTC consent order regarding PCC's purchase of Wyman-Gordon, the large cast parts operations of Wyman-Gordon in Groton, Connecticut, was divested at its adjusted net book value recorded at the time of purchase of Wyman-Gordon. The FTC consent order also required that Wyman-Gordon divest its titanium castings operation in Albany, Oregon. The net assets of Wyman-Gordon's titanium castings operation being held for sale as of the end of PCC's third quarter were reclassified to other current assets. Subsequent to quarter end, the Company sold the Albany titanium casting operation at its adjusted net book value recorded at the time of purchase of Wyman-Gordon.

         The following represents the pro forma results of the ongoing operations for PCC and Wyman-Gordon as though the acquisition of Wyman-Gordon had occurred at the beginning of the periods shown. The pro forma information, however, is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.


                                                     NINE MONTHS ENDED
                                                     -----------------
                                              12/26/99               12/27/98
                                              --------               --------
         Revenues                           $ 1,535,300             $ 1,688,100
         Net income                         $    32,300             $    74,600
         Earnings per share (basic)         $      1.32             $      3.07
         Earnings per share (diluted)       $      1.31             $      3.05

         The pro forma results for the nine months ended December 26, 1999 include $9.6 million of restructuring and other non-recurring charges and $14.7 million of environmental charges. The pro forma results for the nine months ended December 27, 1998 include $5.0 million of favorable adjustments related to the final disposition of issues previously charged to the provision for restructuring and other non-recurring charges.

         During the third quarter, PCC acquired the stock of Valtaco, which is headquartered in Switzerland. Valtaco manufactures quarter-turn, three-piece ball valves and sells these valves along with complementary valve products through subsidiaries in Switzerland, Germany and Scotland. The purchase price of $7,000 generated $4,200 of goodwill. Valtaco operates as part of the Fluid Management Products segment.

         During the third quarter, PCC acquired the assets of Reiss Engineering, which is located in England. Reiss manufactures quarter-turn knife gate valves and operates as part of the Fluid Management Products segment. The purchase price of $2,700 generated $1,900 of goodwill.

         FISCAL 1999

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

(3)      PROVISION FOR RESTRUCTURING AND OTHER

         During the third quarter of fiscal 2000, PCC recorded pre-tax charges of $11,000 related to restructuring and other non-recurring items. A restructuring charge of $7,600 was established principally for severance ($5,300) and other exit costs associated with the consolidation and downsizing of operations within the Industrial Products segment. The other non-recurring charges principally provided for the write-down of assets in the Investment Cast Products segment and the Industrial Products segment, partially offset by the favorable disposition of previous charges. The tax effected impact of these charges totaled $6,400, or $0.26 per share (diluted).

(4)      FINANCING ARRANGEMENTS

         During the second quarter of fiscal 2000, the Company entered into credit agreements totaling $1,250.0 million to finance the acquisition of Wyman-Gordon, to finance a cash tender offer for Wyman-Gordon's $150.0 million of 8% Senior Notes due December 15, 2007, and to refinance the Company's current bank credit facilities in conjunction with this acquisition. One credit agreement includes a $550.0 million term loan facility, and a $400.0 million revolving credit facility. The other credit agreement consists solely of a $300.0 million interim term loan facility. Under the terms of the $950.0 million agreement, the Company can utilize a $150.0 million Trade Receivables Financing Agreement, which reduces the $550.0 million term loan facility to $400.0 million.

         During the third quarter, the Company acquired Wyman-Gordon, completed the cash tender offer for Wyman-Gordon's $150.0 million of 8% Senior Notes due December 15, 2007, and refinanced the Company's bank credit facilities as planned. At December 26, 1999, the Company was in compliance with all the financial covenants and other restrictive provisions of its loan agreements.

         Borrowings during the quarter include the new $400.0 million term loan, $142.9 million from a completed receivable securitization financing, and utilization of the $300.0 million interim term loan facility. The Company is planning to replace the interim term loan facility with the issuance of intermediate-term debt securities and commercial paper in the near future.

         The Company has entered into two interest rate swap agreements to achieve fixed borrowing rates on approximately 70 percent of total debt as of December 26, 1999. In addition, the Company has entered into a hedge to fix the underlying 10-year Treasury rate for the intermediate-term debt securities to be issued.

         The $400.0 million term loan and the $300.0 million interim term loan bear interest at LIBOR plus applicable spreads ranging from 100 to 150 basis points. The receivables securitization financing bears interest at the bank's commercial paper dealer rate plus a fee. The interest rates at December 26, 1999 were as follows: 7.6% on the $400.0 million term loan; 7.1% on the $300.0 million interim term loan; and 6.6% on the receivables securitization financing.

(5)      EARNINGS PER SHARE

                                                               Three Months Ended
                                                  ----------------------------------------------
                                                        12/26/99                 12/27/98
                                                  --------------------     ---------------------
                                                    Basic      Diluted       Basic       Diluted
                                                  --------    --------     --------     --------
Net income                                        $ 12,700    $ 12,700     $ 25,700     $ 25,700
                                                  --------    --------     --------     --------
Average shares outstanding                          24,500      24,500       24,400       24,400
Common shares issuable                                   -         100            -          100
                                                  --------    --------     --------     --------
Average shares outstanding assuming dilution        24,500      24,600       24,400       24,500
                                                  --------    --------     --------     --------
Net income per common share                         $ 0.52      $ 0.52       $ 1.05       $ 1.05
                                                  ========    ========     ========     ========

                                                                Nine Months Ended
                                                  ----------------------------------------------
                                                        12/26/99                 12/27/98
                                                  --------------------     ---------------------
                                                    Basic      Diluted       Basic       Diluted
                                                  --------    --------     --------     --------
Net income                                        $ 58,300    $ 58,300     $ 75,400     $ 75,400
                                                  --------    --------     --------     --------
Average shares outstanding                          24,500      24,500       24,300       24,300
Common shares issuable                                   -         100            -          200
                                                  --------    --------     --------     --------
Average shares outstanding assuming dilution        24,500      24,600       24,300       24,500
                                                  --------    --------     --------     --------
Net income per common share                         $ 2.38      $ 2.37       $ 3.10       $ 3.08
                                                  ========    ========     ========     ========

(6)      SEGMENT INFORMATION

         With the acquisition of Wyman-Gordon, management has reorganized the Company's business segments. Financial results will now be reported in four segments: Investment Cast Products, Forged Products, Fluid Management Products, and Industrial Products. The Investment Cast Products segment includes PCC Structurals, Inc., PCC Airfoils, Inc., and the Wyman-Gordon Castings businesses. The Forged Products segment includes all of the forging businesses of Wyman-Gordon. The Fluid Management Products segment includes all of the businesses of PCC Flow Technologies, Inc. The Industrial Products segment includes PCC Specialty Products, Inc., J&L Fiber Services, and Advanced Forming Technology, Inc.


                                                   Three Months Ended                         Nine Months Ended
                                        ----------------------------------------    ---------------------------------------
                                             12/26/99             12/27/98              12/26/99             12/27/98
                                        -------------------  -------------------    ------------------   ------------------
Net sales

Investment Cast Products                       $ 230,400            $ 232,200             $ 691,200            $ 700,100

Forged Products                                   48,100                    -                48,100                    -

Fluid Management Products                         69,500               75,600               218,100              231,300

Industrial Products                               56,700               53,400               164,200              163,200
                                      -------------------  -------------------    ------------------   ------------------
Consolidated net sales                         $ 404,700            $ 361,200           $ 1,121,600          $ 1,094,600
                                      ===================  ===================    ==================   ==================

Operating income

Investment Cast Products                        $ 37,900             $ 36,000             $ 113,200            $ 109,100

Forged Products                                    5,500                    -                 5,500                    -

Fluid Management Products                          2,400                8,200                13,400               28,600

Industrial Products                                2,100                5,900                 8,700               14,200

Corporate expense                                 (3,100)              (3,200)              (10,600)              (8,600)
                                      -------------------  -------------------    ------------------   ------------------
Operating income                                  44,800               46,900               130,200              143,300

Provision for restructuring and other             11,000                    -                11,000                    -

Interest expense, net                             11,800                6,800                24,800               20,700
                                      -------------------  -------------------    ------------------   ------------------
Consolidated income before

    provision for income taxes                  $ 22,000             $ 40,100              $ 94,400            $ 122,600
                                      ===================  ===================    ==================   ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company acquired Wyman-Gordon at the end on November 24, 1999. As a result, the Company's fiscal 2000 results of operations discussed below include approximately five weeks of Wyman-Gordon's operations.

CONSOLIDATED RESULTS OF OPERATIONS - COMPARISON BETWEEN THREE MONTHS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

Sales of $404.7 million for the third quarter of fiscal 2000 were up 12 percent from $361.2 million in the same quarter last year. Operating income of $44.8 million was down 4 percent from $46.9 million in the third quarter last year. Net income was $12.7 million, or $0.52 per share (diluted), for the quarter, compared with net income of $25.7 million, or $1.05 per share (diluted) in the same quarter last year.

The results for the quarter included restructuring and other non-recurring charges of $11.0 million. A restructuring charge of $7.6 million was established principally for severance ($5.3 million) and other exit costs associated with the consolidation and downsizing of operations within the Industrial Products segment. The other non-recurring charges principally provided for the write-down of assets in the Investment Cast Products segment and the Industrial Products segment, partially offset by favorable adjustments related to the final disposition of issues previously charged to the provision for restructuring and other non-recurring charges. Excluding the charges, net income per share would have been $0.78 (diluted).

Net interest expense for the three months ended December 26, 1999 was $11.8 million, as compared with $6.8 million for the three months ended December 27, 1998. The higher expense reflects higher debt levels primarily due to increased borrowings to fund the acquisition of Wyman-Gordon.

The effective tax rate for the three months ended December 26, 1999 was 42 percent compared with 36 percent for the same period last year. The increase in the rate for the current year is primarily due to a year-to-date adjustment for non-deductible goodwill related to the acquisition of Wyman-Gordon.

Results of operations by segment discussed below exclude restructuring and other non-recurring charges.

RESULTS OF OPERATIONS BY SEGMENT - COMPARISON BETWEEN THREE MONTHS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

Investment Cast Products

Results for the Investment Cast Products segment reflected sales of $230.4 million for the third quarter of fiscal 2000, $1.8 million lower than the $232.2 million of sales in the third quarter of fiscal 1999. Operating income for the segment improved by 5 percent, from $36.0 million in the third quarter a year ago to $37.9 million in fiscal 2000. Decreased aerospace sales related to reductions in aircraft build rates and customer inventory adjustments were the primary cause for the negative sales variance. Higher IGT sales and the addition of revenues from the Wyman-Gordon castings operations partially offset the impact of these negative variances. The favorable operating income resulted from higher yields related to the IGT programs, cost reduction initiatives and the addition of Wyman-Gordon, partially offset by the impact of lower sales.

Forged Products

The Forged Products segment consists of Wyman-Gordon forging operations that were acquired in November. Revenue for the Forged Products segment was $48.1 million with operating income of $5.5 million.

Fluid Management Products

The Fluid Management Products segment's results for the quarter reflected sales of $69.5 million, $6.1 million lower than the $75.6 million in the third quarter of last year. Operating income of $2.4 million was $5.8 million lower than fiscal 1999 third quarter results of $8.2 million. The sales decrease was due to weak market conditions in all sectors within the segment. Specifically, the Fluid Management Products segment continues to be negatively impacted by depressed economic conditions in the oil industry. The decrease in operating income versus last year is a result of the lower sales levels and a continuation of significant pricing pressures in the markets served.

Industrial Products

Sales for the third quarter of fiscal 2000 were $56.7 million, $3.3 million higher than last year's sales of $53.4 million. Operating income for the quarter was $2.1 million, or $3.8 million lower than the fiscal 1999 third quarter results of $5.9 million. The segment's results reflected improved sales at AFT, partially offset by shortfalls in the machine tool business due to weak sales in Europe as a result of competition from lower-cost Asian products and lower domestic sales of threader tools resulting from inventory reduction efforts in the automotive sector. The segment has also been affected by continued weakness in the pulp and paper industry. The unfavorable operating income was principally due to significant pricing pressures in the machine tool industry.

CONSOLIDATED RESULTS OF OPERATIONS - COMPARISON BETWEEN NINE MONTHS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

Sales of $1,121.6 million for the first nine months of fiscal 2000 were up 2 percent from $1,094.6 million in the same period last year. Operating income of $130.2 million was down 9 percent from $143.3 million in fiscal 1999. Net income was $58.3 million, or $2.37 per share (diluted), for the first nine months of fiscal 2000, compared with net income of $75.4 million, or $3.08 per share (diluted) in the same period last year. As noted above, the results for the current year include restructuring and other non-recurring charges of $11.0 million. Excluding the charges, net income per share would have been $2.63 (diluted).

Net interest expense for the nine months ended December 26, 1999 was $24.8 million, as compared with $20.7 million for the nine months ended December 27, 1998. The higher expense reflects higher debt levels primarily due to increased borrowings to fund the acquisition of Wyman-Gordon.

RESULTS OF OPERATIONS BY SEGMENT - COMPARISON BETWEEN NINE MONTHS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

Investment Cast Products

Investment Cast Products' sales were down slightly to $691.2 million for the first nine months of fiscal 2000 from $700.1 million in the comparable period last year. Operating income for the segment improved by 4 percent, from $109.1 million a year ago to $113.2 million in fiscal 2000. A large decline in OEM aircraft engine sales resulting from a downturn in the aerospace cycle and inventory adjustments by major aerospace customers was partially offset by increased spares and industrial gas turbine (IGT) sales as well as incremental sales from the Wyman-Gordon castings operations. Margin improvements were primarily attributable to better yields in the IGT market as products transitioned from development to production.

Forged Products

The Forged Products segment consists entirely of Wyman-Gordon's forging operations, which were acquired during the third quarter of fiscal 2000. The Forged Products segment produced sales of $48.1 million and operating income of $5.5 million.

Fluid Management Products

Fluid Management Products' sales declined from $231.3 million for the first nine months of fiscal 1999 to $218.1 million this year, a reduction of 6 percent. Operating income also declined, moving from $28.6 million last year to $13.4 million for the first nine months of fiscal 2000. The segment's performance continues to be adversely affected by weakness in the oil and gas industry, coupled with soft market conditions in the general industrial sector.

Industrial Products

Industrial Products reported sales of $164.2 million for the first nine months of fiscal 2000 as compared to last year's sales of $163.2 million. Operating income decreased $5.5 million to $8.7 million in the first nine months of this year from $14.2 million a year ago. Pricing pressures on this segment's product lines remain intense, particularly in Europe, due to the continued influence of Asian competition. In addition, customer demand in the machine tool industry continues to be weak. Margins have been negatively impacted by pricing pressures and weak customer demand.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

Total assets of $2,461.2 million at December 26, 1999, represented an increase of $1,011.6 million from the $1,449.6 million balance at March 28, 1999, primarily due to the acquisition of Wyman-Gordon.

Total capitalization at December 26, 1999, was $1,921.8 million, consisting of $1,172.1 million of debt and $749.7 million of equity. The debt-to-capitalization ratio was 61.0% compared with 37.9% at the end of the prior fiscal year.

Cash from earnings for the nine months ended December 26, 1999 of $106.7 million, plus cash of $595.1 million from net borrowings and $1.1 million from the sale of common stock through stock option exercises exceeded cash requirements which consisted of $3.8 million for increased working capital, $661.0 million for acquisitions, $30.5 million of capital expenditures and $4.4 million of dividends. The net increase in cash resulted in an ending cash balance of $23.8 million, up $9.0 million from fiscal 1999 year end.

During the second quarter of fiscal 2000, the Company entered into credit agreements totaling $1,250.0 million to finance the acquisition of Wyman-Gordon, to finance a cash tender offer for Wyman-Gordon's $150.0 million of 8% Senior Notes due December 15, 2007, and to refinance the Company's current bank credit facilities in conjunction with this acquisition. One credit agreement includes a $550.0 million term loan facility, and a $400.0 million revolving credit facility. The other credit agreement consists solely of a $300.0 million interim term loan facility. Under the terms of the $950.0 million agreement, the Company can utilize a $150.0 million Trade Receivables Financing Agreement, which reduces the $550.0 million term loan facility to $400.0 million.

During the third quarter, the Company acquired Wyman-Gordon, completed the cash tender offer for Wyman-Gordon's $150.0 million of 8% Senior Notes due December 15, 2007, and refinanced the Company's bank credit facilities as planned. The new credit agreements contain various standard financial covenants, including maintenance of minimum net worth, fixed charge coverage ratio and leverage ration. Under the minimum net worth restriction, $149,900 of retained earnings was available for dividends at December 26, 1999. At December 26, 1999, the Company was in compliance with all the financial covenants and other restrictive provisions of its loan agreements.

Borrowings during the quarter include the new $400.0 million term loan, $142.9 million from a completed receivable securitization financing, and utilization of the $300.0 million interim term loan facility. The Company is planning to replace the interim term loan facility with the issuance of intermediate-term debt securities and commercial paper in the near future.

The Company has entered into two interest rate swap agreements to achieve fixed borrowing rates on approximately 70 percent of total debt as of December 26, 1999. In addition, the Company has entered into a hedge to fix the underlying 10-year Treasury rate for the intermediate-term debt securities to be issued.

The $400.0 million term loan and the $300.0 million interim term loan bear interest at LIBOR plus applicable spreads ranging from 100 to 150 basis points. The receivables securitization financing bears interest at the bank's commercial paper dealer rate plus a fee. The interest rates at December 26, 1999 were as follows: 7.6% on the $400.0 million term loan; 7.1% on the $300.0 million interim term loan; and 6.6% on the receivables securitization financing.

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

The Company began addressing the Y2K issue in November 1997, with the development of a standardized Year 2000 Plan format. Prior to that time, many of the Company's operations had already begun Y2K planning initiatives. By March 1998, each of PCC's operating units had completed a Year 2000 Plan that included the following components:

         1) Inventory of all computing assets (both hardware and software);
         2)       Assessment of Y2K compliance for all systems;
         3) Determination of solutions for non-compliant systems and development of a project schedule for non-compliant systems, and
         4) Contact with significant suppliers to determine the sufficiency of their Year 2000 Plans.

The Company prioritized its projects on systems, that if not corrected, had the potential of causing a material disruption to the production process or financial and accounting processes. The Company referred to these projects as Critical Projects.

The Company identified thirteen Critical Projects. Ten Critical Projects involved replacement of accounting and business systems, and the three remaining Critical Projects involved compliance of manufacturing and production control equipment. All Critical Projects were completed by PCC management's target date of June 30, 1999.

In addition, the Company developed contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. The contingency plans included stockpiling necessary materials and inventories, securing alternate sources of supply, adjusting facility shutdown and startup schedules, manual procedures to execute transactions and complete processes and other appropriate measures. PCC is a highly diversified company comprised of multiple operating units, which resulted in twenty-eight separate Year 2000 Plans. PCC has not required standardized systems throughout the Company. This diversification allowed the Company to spread the risk of Y2K failures, since no one system was responsible for the entire financial or operational needs of the Company.

Also, with few exceptions, business systems that were not compliant were replaced with packaged systems as opposed to in-house developed and maintained systems. New business systems included Platinum, JD Edwards, Frontier and MAPICS. These systems had significant testing for Y2K compliance performed by the manufacturer and user community.

In addition, all the systems were tested in-house by a two-step process:

Primary Testing - each operating unit of the Company applied tests to determine Y2K compliance of its systems.

Secondary Testing - Internal Audit tested systems at all significant operations for Year 2000 compliance.

While the Company's diversification reduced the risk that a material Y2K issue would affect the Company's performance, this same diversification increased the possibility that Y2K issues would occur since many more systems exist than in a centralized environment.

Management addressed this issue by:

         1)       Development of formal Year 2000 Plans for each operating unit;
         2) Development of a Year 2000 team which includes key Information Systems managers within the operating units;
         3)       Requiring primary and secondary testing of systems, and
         4) Development of contingency plans for all critical manufacturing and financial systems.

Costs

The total cost associated with the modifications and replacement of systems to become Year 2000 compliant was not material to the Company's financial position. The estimated total cost of all Y2K projects was $5.4 million. The $5.4 million included 113 systems identified as requiring some cost for Y2K upgrades, and included $2.0 million for systems that, although not Year 2000 compliant, would have been replaced for other reasons by Year 2000 or shortly thereafter.

The Company spent $5.4 million on Year 2000 systems, including $3.6 million to replace systems and $1.8 million to upgrade or modify existing systems. The Company spent $3.3 million on the Critical Projects. All costs associated with these projects have been provided for from existing operating budgets and have been funded through operating cash flow.

Risks

The Company relies on third party suppliers for raw materials, outside processing, utilities, transportation and other key services. Interruption of supplier operations due to Y2K issues could affect Company operations. PCC contacted all critical suppliers to determine their Y2K compliance status. While approaches to reducing risks of interruption due to supplier failures varied by division and operating unit, options included identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. These activities were intended to provide a means of managing risk, but could not eliminate the potential for disruptions due to third party failure.

The Company is also dependent upon its customers for sales and cash flow. Y2K interruptions in the Company's customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, PCC's customer base is broad enough to minimize the affects of a single occurrence. The Company, however, communicated with its major customers with respect to Y2K issues, and received information indicating that they are developing and monitoring their own plans, as well as monitoring their customers' and suppliers' plans.

The Company believes that the implementation of new and modified business systems and the completion of the Critical Projects have reduced the possibility of significant interruptions of normal operations. The Company did not experience any significant Y2K difficulties as of Janury 1, 2000, nor from that date through the filing date of this report.

During the third quarter of fiscal 2000, the Company acquired Wyman-Gordon. Total spending on all Y2K projects by Wyman-Gordon was $2.0 million, with no estimated future spending. Wyman-Gordon did not experience any significant Y2K difficulties as of January 1, 2000, nor from that date through the filing date of this report.

Despite the Company's activities and Wyman-Gordon's activities with regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software will not have a material adverse effect upon the Company's business, financial condition, results of operations and business processes.

The Company's Year 2000 project is an ongoing process. Though the Company and Wyman-Gordon do not expect any significant future costs to prevent Y2K related problems, unforeseen issues may occur. Readers are cautioned that forward looking statements contained in the Year 2000 discussion above should be read in conjunction with the Company's disclosures under the heading: "FORWARD-LOOKING STATEMENTS".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

The Company has entered into two interest rate swap agreements to achieve fixed borrowing rates on approximately 70 percent of total debt as of December 26, 1999. The Company was committed to two interest rate swap agreements as of December 27, 1998. If market rates would have averaged 10 percent higher than actual levels in either the first nine months of fiscal 2000 or fiscal 1999, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swap contracts would not have been material.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, the Company has committed to an interest rate lock contract as of December 26, 1999, to hedge the Treasury rate for the intended issue of intermediate-term debt securities. The gain or loss on this contract will be deferred and recognized over the life of the debt issue.

If the Company does not proceed with the intended debt issue, the gain or loss on termination of the interest rate lock contract will be recognized in current period net income. The potential loss in fair value on such financial instrument from a hypothetical 10 percent adverse change in the respective interest rate would not be material to the financial position of the Company.

Foreign Currency Risk

The majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars, however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. The Company had several foreign currency hedges in place at December 26, 1999, and December 27, 1998, to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of December 26, 1999, or December 27, 1998.

Material Cost Risk

The Company had entered into agreements to hedge the purchase price of nickel metal at December 26, 1999, and December 27, 1998. If market rates would have averaged 10 percent higher than actual levels in either the first nine months of fiscal 2000 or fiscal 1999, the effect on the Company's cost of sales and net income, after considering the effects of the hedge agreements, would not have been material.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

       The Board of Directors of the Company has fixed August 16, 2000, as the date for the 2000 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits

              (3)  Bylaws of Precision Castparts Corp.
              (10) Credit and Security Agreement dated as of December 10, 1999 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent
              (11) Computation of Per Share Earnings*
              (27) Financial Data Schedule

                   * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 3 to the Interim Consolidated Financial Statements in this Report.

       b. Reports on Form 8-K

           On December 8, 1999, the Company filed a Current Report on Form 8-K under Item 2 thereof for the acquisition of Wyman-Gordon

           On February 7, 2000, the Company filed Form 8-K/A amending Item 7 (b) of its previously filed Current Report on Form 8-K to include pro forma financial information reflecting the acquisition of Wyman-Gordon as follows:

                Unaudited Pro Forma Combined Statement of Income for the year ended March 28, 1999 for Precision Castparts Corp. and the year ended May 31, 1999 for Wyman-Gordon Company.

                Unaudited Pro Forma Combined Statements of Income for the six months ended September 26, 1999 for Precision Castparts Corp. and the six months ended August 31, 1999 for Wyman Gordon Company.

                Notes to Unaudited Pro Forma Combined Statements of Income.

                Unaudited Pro Forma Combined Balance Sheet at September 26, 1999 for Precision Castparts Corp. and at August 31, 1999 for Wyman-Gordon Company.

                Notes to Unaudited Pro Forma Combined Balance Sheet.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRECISION CASTPARTS CORP.
                                                   Registrant

DATE:  February 9,  2000                 /s/  W.D. Larsson
                                         -----------------
                                         W.D. Larsson
                                         Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)