Form 10-K
period 2000-04-02
PRECISION CASTPARTS CORP
filed 2000-06-28
CIK 79958

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

                    FOR THE FISCAL YEAR ENDED APRIL 2, 2000
                                       OR

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
       (State or other jurisdiction             (I.R.S. Employer Identification No.)
     of incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 21, 2000, was $1,154,924,108.

As of the close of business on June 21, 2000, Registrant had 24,671,276 shares of Common Stock, without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp." for the year ended April 2, 2000, is incorporated by reference in Parts II and IV and appended hereto.

Portions of the Registrant's Proxy Statement to be filed in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
         Item 1.   BUSINESS....................................................      1
                   Products and Markets........................................      1
                   Sales and Distribution......................................     10
                   Major Customers.............................................     11
                   Backlog.....................................................     12
                   Competition.................................................     12
                   Research and Development....................................     13
                   Employees...................................................     13
                   Patents and Trade Secrets...................................     13
                   Materials and Supplies......................................     13
                   Government Regulations......................................     13
                   International Operations....................................     14
                   Environmental Compliance....................................     14
                   Forward-looking Statements..................................     16
         Item 2.   PROPERTIES..................................................     17
         Item 3.   LEGAL PROCEEDINGS...........................................     17
         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS..........................................     17
         Item 4a.  Executive Officers of the Registrant........................     18

PART II
         Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS...............................     20
         Item 6.   SELECTED FINANCIAL DATA.....................................     20
         Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.................................     20
         Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK......................................................     20
         Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     21
         Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE....................     21

PART
III
         Item 10.  DIRECTORS OF THE REGISTRANT.................................     22
         Item 11.  EXECUTIVE COMPENSATION......................................     22
         Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT................................................     22
         Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     22

PART IV
         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K.......................................     23
                   Signatures..................................................     26
                   Financial Statement Schedule................................     28
                   Report of Independent Accountants...........................     29

                                     PART I

ITEM 1.  BUSINESS

    Precision Castparts Corp. is a worldwide manufacturer of complex metal components and products. We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. In addition, we have expanded into the industrial gas turbine ("IGT"), structural airframe, fluid management, industrial metalworking tools and machines and other metal products markets. Wyman-Gordon Company ("Wyman-Gordon" or "WGC"), which we acquired in November 1999, is a market leader in high-quality, technologically advanced forgings for aircraft engines and a leading manufacturer of investment castings for the aerospace industry and forgings for the IGT and energy markets.

PRODUCTS AND MARKETS

    Prior to our acquisition of Wyman-Gordon, our manufacturing of complex metal components and products included operations in three principal business segments: Precision Alloy Products, Fluid Management Products and Industrial Products. Following the acquisition of Wyman-Gordon, we integrated Wyman-Gordon's financial reporting with our financial reporting. We classified Wyman-Gordon's operations into business segments according to product characteristics and combined them with our existing business segments. As a result, we added Forged Products as an additional business segment of our operations, and made certain modifications to our other segments, including the transfer of a small portion of our Precision Alloy Products segment to our Industrial Products Segment. In light of these modifications, we changed the name of our "Precision Alloy Products" segment to "Investment Cast Products" to reflect the primary products produced by that segment. Therefore, our operations now include four principal business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. Each of these four business segments is described below.

INVESTMENT CAST PRODUCTS

    Our Investment Cast Products segment includes our subsidiaries PCC Structurals, PCC Airfoils, and Wyman-Gordon Investment Castings. These three operations manufacture investment castings for aircraft engines, IGT engines, airframes, medical prostheses and other industrial applications.

INVESTMENT CASTINGS

    We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every available jet aircraft engine program in production or under development by our key customers. We are leveraging our experience and expertise in complex structural and airfoil investment castings to manufacture castings for IGT engines used for electric power generation, and we have expanded into the structural airframe market. In addition, we make investment castings for use in the automotive, medical prosthesis, satellite launch vehicle and general industrial markets.

    Investment casting technology involves a technical, multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process begins with the creation of a wax pattern of the part to be cast, along with pathways through which molten metal flows into the ceramic mold. A ceramic shell is then formed around the wax pattern, followed by removal of the wax from the ceramic shell by melting and draining the wax. Finally, molten metal is poured into the ceramic shell, the shell is removed after the metal cools, and the part undergoes final processing and inspection.

    Because of the complexity of the manufacturing process and the application of proprietary technologies, we believe we currently are the only manufacturer that can consistently produce the largest complex structural investment castings in quantities sufficient to meet our customers' quality and delivery requirements. Our emphasis on low cost, high-quality products and timely delivery has enabled us to become one of the leading suppliers of structural and airfoil castings for jet aircraft engines, to increase our share of the IGT casting market, and to expand into the structural airframe market.

    The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. Beginning in 1995, demand for aerospace investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. However, during fiscal 1999, demand decreased in the commercial aerospace market as worldwide aircraft production reached its peak. The decrease in demand was due in part to a decline in wide-body aircraft orders for the Asian market where depressed economic conditions curbed spending for new aircraft. This decreased demand continued through fiscal 2000.

    Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric, Pratt & Whitney, Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 25 years, and we have been supplying Pratt & Whitney (a division of United Technologies) with castings for more than 20 years for its military jet engines and more than 15 years for its commercial jet engines. In addition, we have supplied small structural investment castings to Rolls-Royce for more than 10 years, and we have more recently begun supplying Rolls-Royce with large, structural castings for use in its new Trent series of aircraft jet engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

    The following table identifies major jet aircraft engines currently in production that incorporate investment castings produced by us.


                              GE       PRATT & WHITNEY     ROLLS-ROYCE    JOINT VENTURES
Boeing
  717                                                                     BR715(1)
  737-300/400/500                                                         CFM56-3(2)
  737-NG                                                                  CFM56-7(2)
  747-400                CF6-80C2      PW4000, 4168,     RB211-524
                                       4056, 4060
  757-200/300                          PW2000, 2040,     RB211-535
                                       2037, 2043
  757-PF                               PW2040, 2042,
                                       2043
  767-200/300/400 ER     CF6-80C2      PW4000, 4168      RB211-524G
                                       4173
  777-200/300/X          GE90          PW4000, 4084,     Trent 800, 8104
                                       4088,
                                       4090, 4098
  C-17                                 F117
  F-15                                 F100
  F-18                   F404, F414

Airbus Industrie
  A300-600/B2/B4         CF6-80/C2     PW4000
  A310-200/300           CF6-80A1/C2   PW4000
  A319/A320/A321                                                          CFM56-5A/B(2)
                                                                          V2500, V2530,
                                                                          V2533(3)
  A330-200/300           CF6-80E1/E2   PW4168            Trent 700, 772
  A340-200/300/800                                                        CFM56-5C(2)
  A340-500/600                                           Trent 500
Lockheed Martin
  F-16                   F100, F110    F100
  F-22                                 F119

(1) Represents engines produced by BMW Roll-Royce AeroEngines, a joint venture of BMW and Rolls-Royce.

(2) Represents engines of CFM International ("CFMI"), a joint venture of GE and Snecma, a major French aerospace company. CFMI has used the Company's castings in its CFM56 jet engines for more than 20 years.

(3) Represents engines produced by International Aero Engines ("IAE"), a joint venture of Pratt & Whitney, Rolls-Royce, Motoren-und Turbinen-Union, FiatAvio and Japanese Aero Engine Corporation.

AEROSPACE STRUCTURAL CASTINGS

    Our structural castings business includes the largest diameter stainless steel, nickel-based superalloys and titanium investment castings in the world, as well as a variety of smaller structural castings. These castings are stationary components that form portions of the fan, compressor, combustion and turbine sections of the jet aircraft engine, where strength and structural integrity are critical. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.

    We believe that trends in the manufacturing of aircraft jet engines will continue to increase our revenues per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of its considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. However, we have developed the necessary technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs. We manufacture structural investment castings for all three jet aircraft engines used on the Boeing 777 aircraft, and we are the sole supplier of structural investment castings for the GE90 jet engine. We also manufacture the intermediate case and the tail bearing housing for the new Rolls-Royce Trent series of engines. These are the largest structural investment castings for jet aircraft engines in the world.

    We have also expanded into the structural airframes market through the production of airframe components manufactured primarily from titanium and aluminum alloys. Aircraft manufacturers have begun to show substantial interest in using investment castings for airframe applications such as titanium aileron and flap hinges, pylons (engine mounts), wing spars and wing ribs, as well as aluminum alloy nacelle segments (thrust reversers), cascades, aircraft access doors, electronic boxes and pump housings for hydraulic and fuel systems.

AEROSPACE AIRFOIL CASTINGS

    We manufacture precision cast airfoils, which include the stationary vanes and rotating blades used in the turbine section of aircraft jet engines. This engine section is considered the "hot" section, where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of superalloys and special casting techniques to manufacture airfoil castings with internal cooling passageways that provide both high performance and longer engine life.

    We use various casting technologies to produce turbine airfoils. We employ conventional casting processes to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified ("DS") airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal ("SX") airfoil castings, which consist of one large superalloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life.

    As engine sizes grow to generate greater thrust for larger aircraft, the turbine sections of these engines must work harder and burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with DS and SX blades. The DS and SX cast airfoils we build, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures. SX cast airfoils are used both in new and redesigned engines, particularly in jet engines used in military applications where performance requirements are higher, and blade life is shorter than in commercial engines.

    The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft, the frequency of engine repairs and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine's airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on the engine's time in service and the expected life of the airfoil casting. Based upon information from our major customers, we believe that approximately
50 percent of our sales of cast airfoils are used as replacement parts.

IGT CASTINGS

    In fiscal 1994, we began to focus on the manufacture of airfoil castings for IGT engines. We targeted this market because (1) the performance and reliability standards we have developed in the manufacture of aerospace airfoil castings are applicable to the manufacture of IGT airfoils, (2) the worldwide market for IGT airfoils is large (approximately $500 million) and growing, and (3) there are a small number of suppliers in this market. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aircraft-derivative gas turbine engines, which are also used for power generation as well as other industrial and military land and marine-based applications.

    IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating advanced components not only in new engines but also in the refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by us for the aerospace market. Because of their size, IGT airfoils are more difficult to cast than smaller aerospace airfoils with the same properties.

    Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and usage rate of the installed base. Gas turbine power generation has several advantages over other power-generation methods, such as coal and nuclear-powered facilities, including lower average capital cost, shorter installation and regulatory approval time, ease of adding a new industrial gas turbine engine to an existing power plant to increase output and the clean-burning characteristics of natural gas. We believe these advantages have led to the increased demand for gas turbine engines.

OTHER INVESTMENT CASTING PRODUCTS

    Our strategy for profitable growth also includes the pursuit of new opportunities for our existing investment casting technology. We have been expanding the application of our investment casting technology in the automotive, medical prosthesis, satellite and general industrial markets by manufacturing such products as turbocharger wheels, artificial hips and knees, parts for satellite launch vehicles and impellers for pumps and compressors.

    The Investment Cast Products segment accounted for approximately 58 percent of our sales in fiscal 2000. Products of this segment are sold primarily to the aerospace and IGT markets.

FORGED PRODUCTS

    We are among the leading manufacturers of forged products for the aerospace, industrial gas turbine, and energy markets. Our Forged Products segment was added as a result of our acquisition of Wyman-Gordon and consists of the forging operations of Wyman-Gordon. Forged Products' aerospace and IGT sales primarily derive from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. Similarly, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section, above, are virtually the same for Forged Products.

    We manufacture components from sophisticated titanium and nickel alloys for jet engines including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing spans, engine mounts, struts, wing hinges, wing and tail flaps and housings. These parts may be made of titanium, steel and other alloys. We provide forged products for use in power plants worldwide as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and gas turbine engines, and include shafts, cases and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems for nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

    Our forging business, which employs five different manufacturing processes, involves heating titanium, steel, or high-temperature nickel alloys, and then shaping it through pressing or extrusion, using hydraulic presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The five manufacturing processes are summarized below:

    OPEN-DIE FORGING--In this process, the metal is pressed between dies that never completely surround the metal, thus allowing it to be observed during the process. This manufacturing method is used to create relatively simple, preliminary shapes to be processed further by closed-die forging.

    CLOSED-DIE FORGING--Closed-die forging involves pressing heated metal into required shapes and sizes determined by machined impressions in specially prepared dies that completely surround the metal. This process allows the metal to flow more easily within the die cavity and, thus, produces forgings with superior surface finish and tighter tolerances, with enhanced repeatability of the part shape.

    CONVENTIONAL/MULTI-RAM--The closed-die, multi-ram process, which is employed on our 20,000 and 30,000 ton presses, enables us to produce complex forgings with multiple cavities, such as valve bodies, in a single heating and pressing cycle. Dies may be split on either a vertical or a horizontal plane, and shaped punches may be operated by side rams, piercing rams, or both. This process also optimizes grain flow and uniformity of deformation and reduces machining requirements.

    ISOTHERMAL FORGING--Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. Because the dies may oxidize at these elevated temperatures, this process is performed in a vacuum or inert gas atmosphere. Our isothermal press produces near-net shape components, requiring less machining by our customers.

    EXTRUSION--The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48 inches and a wall thickness from 0.5 inches up to seven inches for applications in the power generation and oil and gas industry, including tension leg platforms, riser systems, and production manifolds. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered materials can be compacted and extruded into forging billets with this press.

    We believe that we are the world leader in producing forged rotating components for use in jet aircraft engines. These parts are forged from purchased ingots that are converted to billets in our cogging presses and from metal powders (primarily nickel alloys) that are produced, consolidated and extruded into billets entirely in our own facilities.

    The Forged Products segment accounted for approximately 12 percent of our sales in fiscal 2000. Products of this segment are sold primarily to the aerospace, IGT and energy and fluid management markets.

FLUID MANAGEMENT PRODUCTS

    The Fluid Management Products segment includes all of the businesses within our subsidiary, PCC Flow Technologies. We entered the fluid management market in July 1996 with the acquisition of the NEWFLO Corporation. Subsequent acquisitions, which included Crown Pumps, OIC Valves, Baronshire Engineering, Environment/One, TBV, Sterom, Reiss Engineering, MMG, Valtaco, Technova and ConVey, have enabled PCC Flow Technologies to further expand its product lines and markets.

    We design, manufacture, market and service a broad range of high-quality fluid-handling industrial valves and pumps. Our finished fluid management products are manufactured primarily from castings, forgings and fabricated steel parts. We sell these products worldwide under well-established brand names to a wide range of end-user markets.

    The manufacturing process for fluid management products requires knowledge of multiple metal-forming and processing technologies, including casting, machining, welding, heat treating, assembly and processing of metal components. Testing procedures, materials management and traceability, and quality control are also important aspects of our operations.

    We use our substantial knowledge of fluid management technologies, complex metal component manufacturing techniques and our end-user markets to develop, produce and sell engineered valves and pumps that we believe provide customer benefits superior to those of other manufacturers. Many of the products we offer are customized to end-user requirements or designed for specialized applications. Our maintenance, repair and service centers, extensive distribution network and inventory of products enable us to provide responsive service and timely deliveries to customers, thereby enhancing the marketability of our products. We believe our brand names, quality products and responsive service network also lead to repeat orders, stable demand and customer loyalty.

VALVES

    We manufacture and market specialty industrial and general purpose valves, fittings and flanges, principally for the chemical, refining, energy, pulp and paper, and marine markets. Our valve products consist primarily of multi-turn industrial valves, check valves, quarter-turn industrial ball and plug valves, double-block-and-bleed valves, dual-expanding plug valves, four-way diverter valves and valve operators, stainless steel butterfly valves and corrosion-resistant titanium ball valves. Many of our valves are manufactured under contract by ISO 9000-qualified oversees suppliers to precise industry and end-user standards. The valve designs are developed and modified by our engineering staff for particular applications as determined by market conditions and end-user applications. We market our valve products under several brand names, including General Valve, NEWCO, TECHNO, Barber, TBV, OIC, Sterom, Reiss and Technova. We believe our General Valve positive shut-off, double-block-and-bleed valve and our Technocheck hinged check valves are among the most technologically advanced products of these types sold in the fluid control market.

PUMPS

    We manufacture and market a complete line of general purpose and specialty pumps for power, cogeneration, geothermal, municipal, residential and industrial (including petroleum, chemical, mining, marine, and pulp and paper) applications. We also supply repair parts and service for pumps. Our pump products consist primarily of single-suction and double-suction centrifugal pumps, submersible and non-clog pumps, booster pump systems, vertical turbine, mixed-flow and axial-flow pumps and grinder pumps. We are one of the few pump manufacturers that produce large vertical pumps over 36 inches in diameter. The capacities of certain of our pumps extend up to heads of 3,400 feet and flows up to 230,000 gallons per minute. We market our pump products under several brand names, including Johnston, PACO, Crown and E/One. We believe our Johnston vertical turbine pumps, our PACO booster systems and "Smart Pumps" and our E/One low-pressure sewer systems are among the leading products of these types sold in the fluid handling market.

SERVICES

    We maintain a number of service and repair facilities as well as stocking warehouses in the U.S. and Canada, which provide aftermarket maintenance, repair, pre-sale modification services and inventory availability for our large installed base of fluid management products, as well as repair and replacement of fluid management products of other manufacturers. The market for replacement units, repair parts and repair services generally offers us higher margins and is less dependent on industry economic conditions than the market for equipment for new industrial facilities. We believe approximately 32 percent of our sales of fluid management products are derived from after-market service and repair activities.

    The Fluid Management Products segment accounted for approximately 17% of our sales in fiscal 2000. Products of this segment are sold primarily to the energy and fluid management market.

INDUSTRIAL PRODUCTS

    The Industrial Products segment includes our subsidiaries PCC Specialty Products, Inc., J&L Fiber Services, Inc. and Advanced Forming Technology, Inc. ("AFT"). PCC Specialty Products manufactures both a broad range of cold-forming header and threader tools, gundrills and machines for vertical and horizontal boring, fastener production and gundrilling, principally for automotive and other applications. Our tooling business includes product lines manufactured by Reed-Rico-Registered Trademark-, Astro Punch-Registered Trademark- and Eldorado. Our machines business includes product lines manufactured by PCC Olofsson, PCC Pittler, Reed-Rico-Registered Trademark- and Eldorado. J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry. AFT manufactures metal-injection-molded, metal-matrix-composite, and ThixoFormed-TM- components for numerous industrial applications.

    We maintain leading positions in our served markets for industrial metalworking tools, and we have strong market positions in the manufacture of metalworking machines for general industrial markets. We entered these markets in March 1995 with the acquisition of Quamco, Inc. Since that time, we have increased our presence in the industrial metalworking tools and machines markets with three additional acquisitions. The acquisitions of Olofsson and Astro Punch, both acquired in fiscal 1997, and PCC Pittler, acquired in fiscal 1998, complemented our capabilities as a leading manufacturer of highly engineered industrial metalworking tools and machines. In fiscal 1998, we acquired J&L Fiber Services, Inc., a manufacturer of metal refiner plates and screen cylinders for the pulp and paper industry.

    We believe we have been able to maintain our leading market positions due to the quality of our products, the continued development of new technologies, brand name recognition and customer service.

METALWORKING TOOLS

    We design, manufacture and distribute a wide variety of precision metalworking tools to industrial companies that serve the automotive, appliance, construction, farm equipment, medical and aerospace industries. Our industrial metalworking tools consist primarily of heading, threading and gundrilling tools. Our heading and threading tools are principally used to manufacture fasteners, and our gundrilling tools are used to drill precision holes to very close tolerances in such products as turbine engines, engine blocks, cylinder heads, transmission shafts, connecting rods and medical prostheses.

METALWORKING MACHINES

    We design, manufacture and distribute several types of metalworking machines primarily for the automotive industry. Our industrial metalworking machines include threading machines and attachments, gundrilling machines and computer-controlled specialized machine systems for boring and turning applications. Our threading machines and attachments are used to form a variety of threaded parts and fasteners.

REFINER PLATES AND SCREEN CYLINDERS

    We are the world leader in the design, manufacture and sale of refiner plates to the pulp and paper production markets. Refiner plates, which are highly engineered metal castings, are an integral part of the wood pulping process. Refiner plates separate wood chips into component fibers as pulp is transported through the system. The design of the refiner plate affects the ultimate quality of the paper produced. In addition, we manufacture conventional and rebuildable screen cylinders. Screen cylinders are metal filtering devices that separate the usable wood fiber from undesirable elements in the pulp slurry mix. More than 90 percent of J&L Fiber Services' sales are used as replacement parts.

METAL-INJECTION-MOLDED, METAL-MATRIX-COMPOSITE, AND THIXOFORMED-TM- COMPONENTS

    We are the largest producer of powdered metal parts manufactured by a metal-injection-molding ("MIM") process. We are also a leading supplier of tungsten carbide cutting tools and wear parts manufactured by a powdered metal press and sinter process. In addition, we manufacture advanced technology, lightweight, net-shape, metal-matrix-composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure-infiltration-casting process. We have also expanded into ThixoForming-TM-, an advanced technology alternative to conventional die casting in which materials such as magnesium, aluminum or zinc are injected in a semi-solid (thixotropic) state into a mold under vacuum conditions. The result is a high-density, complex component with superior materials properties and precise dimensional tolerances as compared to a die-cast part. We believe these businesses have the potential for rapid growth and complement our core competencies in metals, precision metalworking and the management of complex manufacturing processes.

    The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous industries, including computer peripherals, medical instruments, electronics, automotive, power tools and firearms. We sell tungsten carbide parts to various industrial markets, and we use these parts internally in our gundrilling operations. Metal-matrix-composite parts, which have high thermal conductivity and tightly controlled thermal expansion characteristics, are used in electronic applications that require heat dissipation and are used in automotive, telecommunication, aerospace and computer products. ThixoFormed-TM- components are used in automotive, electronic and other consumer products. We believe our broad range of products and high standards of craftsmanship offer growth opportunities in numerous industry applications.

    The Industrial Products segment accounted for approximately 13 percent of our sales in fiscal 2000. Products of this segment are sold primarily to the machine tools, general industrial and other and pulp and paper markets.

SALES AND DISTRIBUTION

    The Company sells its complex metal components and products into six major market areas: aerospace, energy and fluid management, industrial gas turbines, machine tools, pulp and paper and general industrial and other. The percentage of sales to these markets is shown below for fiscal years 2000, 1999, and 1998.

                                  FISCAL 2000
                             Sales $1,673.7 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

         AEROSPACE            50%
Energy & Fluid Management     20%
Industrial Gas Turbine        13%
Machine Tools                  8%
Pulp & Paper                   4%
General Industrial and Other   5%

                             50% Aerospace
                             20% Energy & Fluid Management
                             13% Industrial Gas Turbine
                              8% Machine Tools
                              4% Pulp and Paper
                              5% General Industrial and Other

                                  FISCAL 1999
                             Sales $1,471.9 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

         AEROSPACE            51%
Energy & Fluid Management     21%
Industrial Gas Turbine         7%
Machine Tools                  9%
Pulp & Paper                   5%
General Industrial and Other   7%

                             51% Aerospace
                             21% Energy & Fluid Management
                              7% Industrial Gas Turbine
                              9% Machine Tools
                              5% Pulp and Paper
                              7% General Industrial and Other

                                  FISCAL 1998
                             Sales $1,316.7 million

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

         AEROSPACE            53%
Energy & Fluid Management     20%
Industrial Gas Turbine         5%
Machine Tools                 13%
Pulp & Paper                   2%
General Industrial and Other   7%

                             53% Aerospace
                             20% Energy & Fluid Management
                              5% Industrial Gas Turbine
                             13% Machine Tools
                              2% Pulp and Paper
                              7% General Industrial and Other

    Our sales to the aerospace market of $846.7 million in fiscal 2000 increased 12 percent from $746.2 million in fiscal 1999. Sales to the aerospace market as a percentage of total net sales, however, declined slightly from 51 percent in fiscal 1999 to 50 percent in fiscal 2000, reflecting higher growth in the IGT market. During the latter part of fiscal 1999 and throughout fiscal 2000, sales of aircraft engine components for original equipment applications (OEM) declined as a result of reductions in aircraft build rates and customer inventory adjustments. Our expansion into structural airframe components and the growth in airfoil replacement parts to support a larger worldwide fleet of aircraft has mitigated the impact of a soft aerospace market.

    Our sales of investment castings and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers. Industrial metalworking tools, industrial metalworking machines and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia and Latin America. Our fluid management products and services are also sold by a direct sales and marketing staff and through a worldwide network of independent sales representatives and distributors. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.

MAJOR CUSTOMERS

    The Investment Cast Products and Forged Products segments had sales to General Electric and United Technologies as follows (amounts in millions):

                                                                          FISCAL
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
General Electric............................................   $263.6     $162.2     $159.2
United Technologies.........................................   $152.2     $139.8     $152.8

    The Forged Products segment represented $66.3 million and $9.6 million of the sales to General Electric and United Technologies, respectively in fiscal 2000. The remaining sales to these two customers are attributable to the Investment Cast Products segment. No other customer accounted for more than 10 percent of sales.

BACKLOG

    The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $1,322.2 million as of April 2, 2000, $719.9 million as of March 28, 1999, and $795.8 million as of March 29, 1998. The majority of the backlog is for sales to aerospace customers in the Investment Cast Products and Forged Products segments. The significant increase in fiscal 2000 backlog is primarily due to the acquisition of Wyman-Gordon.

    The majority of sales to customers are made on individual purchase orders. Most of our orders are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor. Historically, we have not experienced significant order cancellations.

COMPETITION

    We are subject to substantial competition in all of the markets we serve. Components and products similar to those made by us can be made by competitors using either the same types of manufacturing processes or other forms of manufacturing. Although we believe our manufacturing processes, technology and experience provide advantages to our customers, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the components and products made by us. Despite intense competition, we believe we are the number one or two supplier in most of our principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid us in maintaining our competitive advantages.

    In the Investment Cast Products segment, our principal competitor is Howmet International, Inc. ("Howmet"). Howmet produces stainless steel, superalloy, aluminum and titanium investment castings principally for the aerospace and IGT markets. Although we are the market leader for cast airfoils used in jet aircraft engines, Howmet is believed to hold in excess of 50 percent of the total market for cast airfoils, principally due to its substantial position in the IGT market. We believe that Howmet is capable of producing structural castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. Many other companies throughout the world also produce stainless steel, superalloy, aluminum or titanium investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.

    In the Forged Products segment, our largest competitors are Ladish Co., Fortech, S.A. and Thyssen AG for aerospace turbine products; Alcoa Corporation and Schultz Steel Company for aerospace structural products; and Mannesmann A.G. and Sumitomo Corporation for energy products. In the future, we may face increased competition from international companies as customers seek lower cost sources of supply.

    International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where "offset" or "local content" requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. We continue to strive to maintain competitive advantages with high quality products, low cost manufacturing, excellent customer service and delivery, engineering and production expertise.

    In the Fluid Management Products and Industrial Products segments, we compete with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

RESEARCH AND DEVELOPMENT

    We maintain separate research and development departments at PCC Structurals, PCC Airfoils, Wyman-Gordon and PCC Flow Technologies. The research and development effort at these locations is directed at the scientific aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $6.2 million in fiscal 2000, $4.0 million in fiscal 1999, and $2.9 million in fiscal 1998, with the majority of the amounts attributable to the Investment Cast Products and Forged Products segments. A substantial amount of our technological capability is the result of engineering work and experimentation performed in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

EMPLOYEES

    At April 2, 2000, we employed 13,090 people, including 8,032 people in the Investment Cast Products segment, 1,825 people in the Forged Products segment, 1,718 people in the Fluid Management Products segment, 1,491 people in the Industrial Products segment and 24 people in corporate functions. Approximately 21 percent of these employees have union affiliation or are covered by collective bargaining agreements. The Company is expected to negotiate four union contracts or collective bargaining agreements affecting 3 percent of the workforce during fiscal 2001. Management believes that labor relations in the Company have generally been satisfactory.

PATENTS AND TRADE SECRETS

    From time to time we seek U.S. and foreign patent protection on certain of our processes and products. We have also federally registered several of our trademarks in the U.S. We do not view patents or trademarks as materially important to our business as a whole. We also have rights and obligations under various license agreements. We receive no significant royalty income from patents.

MATERIALS & SUPPLIES

    We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used in our investment castings and forged products. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of tool grade steel used by us may also be subject to variation in availability and cost. We enter into option contracts to hedge the price of nickel and have escalation clauses in certain of our long-term contracts with major customers. Shortages of, and price increases for, certain raw materials used by us have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

GOVERNMENT REGULATIONS

    Certain of our products are manufactured and sold under U.S. government contracts or subcontracts. Consequently, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.

INTERNATIONAL OPERATIONS

    We purchase products from and supply products to businesses located outside the U.S. Certain risks are inherent in international operations, including the risk of government financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. We have been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire businesses that complement our core competencies and have strong growth prospects and maintain leading position in their respective market niches. Information with respect to sales and assets by geographic area is incorporated herein by reference to the "Notes to Consolidated Financial Statements" in Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

ENVIRONMENTAL COMPLIANCE

    We are subject to federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. We conduct our operations at industrial sites where hazardous materials have been managed for many years, including periods before careful management of these materials was required or generally believed to be necessary. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. It is likely that we will be subject to increasingly stringent environmental standards in the future (including those under the Clean Air Act Amendments of 1990, the Clean Water Act Amendments of 1990, stormwater permit programs and toxic use reduction programs) and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We own properties or conduct or have conducted operations at properties, including properties acquired in recent acquisitions, which have been contaminated with hazardous substances and for which further investigation and remediation is likely to be necessary.

    Our financial statements include reserves for future costs arising from environmental issues relating to these properties and our operations. Our actual future expenditures, however, for installation of and improvements to environmental control facilities, remediation of environmental conditions at our properties and other similar matters cannot be conclusively determined. At
April 2, 2000, we had accrued aggregate environmental reserves of $38.8 million, which included reserves for Wyman-Gordon environmental matters, as well as our other subsidiaries. Although we have recorded these reserves for environmental matters, we cannot assure you that these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or related liabilities and the cost of claims that may be asserted by such authorities or private parties in the future with respect to matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

    Our environmental reserves of $38.8 million at April 2, 2000 include approximately $30.0 million of reserves accrued by Wyman-Gordon for cleanup expenses and other costs associated with environmental issues. These reserves include amounts for expected cleanup expenses for Wyman-Gordon's Worcester, Massachusetts, facility which is substantially closed and is expected to be sold, remediation projects at Wyman-Gordon's facilities in Houston, Texas, North Grafton/Millbury, Massachusetts, Groton, Connecticut and Buffalo, New York, and various Superfund sites which we do not own. We cannot assure you that the actual costs of remediation for Wyman-Gordon's environmental liabilities will not exceed the amount presently accrued. The following paragraphs discuss the more significant matters for which we have established reserves.

    Pursuant to an agreement between Wyman-Gordon and the U.S. Air Force in connection with Wyman-Gordon's acquisition of the North Grafton facility in 1982, Wyman-Gordon agreed to make expenditures totaling $20.8 million for environmental management and remediation at that site, of which $1.5 million remained as of April 2, 2000. Approximately one-half of the remaining Air Force projects are capital in nature. These expenditures will not resolve Wyman-Gordon's obligations to federal and state regulatory authorities, who are not parties to the agreement. We expect to incur an additional amount to comply with federal and state environmental requirements in connection with the investigation and remediation of contamination at the North Grafton facility. The North Grafton site is located in an area where regional groundwater has been impacted with a number of contaminants, including chlorinated solvents. The Massachusetts Department of Environmental Protection ("MADEP") also has asked Wyman-Gordon to investigate contamination in a brook and pond near the facility. Pursuant to a license from the Atomic Energy Commission, Wyman Gordon disposed of magnesium thorium alloys, which are low-level radioactive waste, at the North Grafton facility. At some point, further controls or remediation may be necessary with respect to these wastes.

    Wyman Gordon's Houston facility has used onsite landfills for the disposal of various industrial wastes. It also operates a system of wastewater management lagoons. As a result of onsite waste management and historic operations of the facility, contamination has occurred in the soil and groundwater. We anticipate substantial expenditures for remediation of contamination at the Houston facility.

    In 1998, we purchased Sterom, S.A., from the Romanian government. As part of this acquisition, we committed to invest up to $3.6 million over five years to investigate and clean up contamination at the Sterom facility and to improve environmental controls at the facility. We obtained a purchase price adjustment to fund a substantial portion of these commitments.

    Carmet Company is investigating the extent of chlorinated solvents contamination discovered in the soil and groundwater at its plant in Bad Axe, Michigan. Whether or not remediation will be necessary is not yet determined. At Carmet's request, the Michigan Department of Environmental Quality (MDEQ) has issued a letter stating that the available information indicates that Carmet is not liable under Michigan law for the contamination. The MDEQ also has notified a former owner of the facility that it is liable. We have asserted an indemnity claim against the former shareholders of Carmet for recovery from an escrow account of all or a portion of the costs associated with this and certain other environmental matters. The former shareholders have disputed this indemnity claim, and the claim is unresolved.

    In 1989, the Oregon Health Division (OHD) alleged that our facility in Portland, Oregon, discharged low level radioactive material to the Portland city sewer in violation of our radioactive materials license. The City of Portland also has alleged that the discharges violated our wastewater discharge permit. Although we contested the alleged violations, we undertook extensive cleaning of portions of the sewer system under a consent agreement with the City and OHD. The extent to which other investigation or remedial work may be necessary, however, is unknown.

    On January 10, 2000, the State of Connecticut filed a complaint against Wyman-Gordon Investment Casting, Inc. in the Superior Court Judicial District of Hartford, Connecticut. The complaint alleges various violations by the Wyman-Gordon's Groton, Connecticut, facility of its wastewater discharge permit during the years 1995 through 1998. The complaint does not allege any violations after 1998 or that any of the violations are ongoing.

    We, together with numerous other parties, have been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites: Salco Disposal Site, Monroe, Michigan; Operating Industries, Monterey Park, California (for which Wyman-Gordon's insurer has been paying defense costs); Casmalia Resources Site, Casmalia, California; PSC Resources, Palmer, Massachusetts; Pasco County Landfill, Pasco, Washington (for which our insurers have been paying defense costs); the Western Processing Site, Kent, Washington; and the Gemme/Fournier site, Leicester, Massachusetts (for which Wyman Gordon's insurer has been paying defense costs). We have asserted indemnity and insurance claims for some of these sites and expect to recover some portion of our losses for these sites. Except for sites for which our insurer has acknowledged responsibility, we have not recorded an asset for potential recoveries.

    We or our subsidiaries also have potential liability associated with former facilities. The current owner of a former Arwood facility in Rockleigh, New Jersey has asserted claims for contamination at that property; Wyman-Gordon is entitled to indemnity of one half the amount of this claim from an escrow account established by Arwood Corporation from which Wyman-Gordon acquired certain operations. In 1999, PCC Specialty Products, Inc. sold its former Merriman facility in Hingham, Massachusetts. PCC Specialty Products, Inc. made commitments to the new owner and the MADEP to undertake certain remedial action with respect to contamination at this facility. In February, 2000, PCC Flow Technologies, Inc. sold its Penberthy operations in Prophetstown, Illinois. PCC Flow Technologies, Inc. is obligated to the landlord and the new owner of the Penberthy business to undertake certain investigation and remedial action at this former facility. We or our subsidiaries also have potential liability for contamination at other former facilities where we do not believe our liability will be material.

    Wyman-Gordon has notified its insurer of potential liabilities at its Grafton and Worcester facilities and has asserted that it is entitled to recover its costs under various historic insurance policies. We also have notified our insurers of potential liabilities associated with the PCC Structurals facility in Portland, Oregon. Although we believe we are entitled to coverage for a substantial portion of our remediation costs at these sites, we do not yet know whether or to what extent our insurers will contest the claims.

FORWARD-LOOKING STATEMENTS

    Information included within this section relating to projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of our entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; timely implementation of new technologies. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 2.  PROPERTIES

    Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

                                                                       BUILDING SPACE (SQ. FT.)
                                                        NO. OF     ---------------------------------
DIVISION                                              FACILITIES    LEASED       OWNED       TOTAL
--------                                              ----------   ---------   ---------   ---------
Executive & Corporate Offices
  Domestic..........................................        1         16,200          --      16,200
  Foreign...........................................       --             --          --          --

Investment Cast Products
  Domestic..........................................       29        374,700   2,071,800   2,446,500
  Foreign...........................................        5        164,100     326,000     490,100

Forged Products
  Domestic..........................................        6             --   2,952,900   2,952,900
  Foreign...........................................        2         22,000     405,200     427,200

Fluid Management Products
  Domestic..........................................       36        531,000     780,000   1,311,000
  Foreign...........................................       22         62,800     620,800     683,600

Industrial Products
  Domestic..........................................       16        231,800     698,000     929,800
  Foreign...........................................        3        253,100          --     253,100

Total Company
  Domestic..........................................       88      1,153,700   6,502,700   7,656,400
  Foreign...........................................       32        502,000   1,352,000   1,854,000
                                                          ---      ---------   ---------   ---------
Total...............................................      120      1,655,700   7,854,700   9,510,400
                                                          ===      =========   =========   =========

    We continue to expand our manufacturing capacity to meet anticipated market demand for our products. See "Management's Discussion and Analysis," in
Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 3.  LEGAL PROCEEDINGS

    For a description of claims relating to environmental matters, see "Item 1. Business--Environmental Compliance."

    Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will have no significant effect on our consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (A)

                                                OFFICER                        POSITION HELD
NAME                                             SINCE       AGE            WITH THE REGISTRANT
----                                            --------   --------   -------------------------------
William C. McCormick..........................  (b) 1985      66      Chairman and
                                                                      Chief Executive Officer

William D. Larsson............................  (c) 1980      55      Vice President and
                                                                      Chief Financial Officer

Peter G. Waite................................  (d) 1980      56      Executive Vice President and
                                                                      President--PCC Airfoils

Mark Donegan..................................  (e) 1992      43      Executive Vice President and
                                                                      President--Wyman-Gordon

David W. Norris...............................  (f) 1996      48      Executive Vice President and
                                                                      President--PCC Flow
                                                                      Technologies

Greg M. Delaney...............................  (g) 1998      45      Executive Vice President and
                                                                      President--PCC Specialty
                                                                      Products

Russell P. Gould..............................  (h) 2000      43      Senior Vice President
                                                                      and President--PCC Structurals

Armand F. Lauzon Jr...........................  (i) 2000      43      Senior Vice President and Vice
                                                                      President--Castings of
                                                                      Wyman-Gordon Company

Shawn R. Hagel................................  (j) 1997      35      Corporate Controller and
                                                                      Assistant Secretary

Geoffrey A. Hawkes............................  (k) 1999      41      Treasurer and
                                                                      Assistant Secretary

Mark R. Roskopf...............................  (l) 1999      38      Director of Corporate Taxes and
                                                                      Assistant Secretary

------------------------

a) The officers serve for a term of one year and until their successors are elected.

b)  Elected Chairman in 1994, Chief Executive Officer in 1991 and Director in
    1986.

   Served as President from 1985-1997 and Chief Operating Officer from
    1985-1991.

c) Elected Vice President--Finance in 1980. Named Vice President and Chief Financial Officer in 1993.

d)  Elected Executive Vice President and President--PCC Airfoils in 1986.

e) Elected Executive Vice President in 1992. Named President--Wyman-Gordon in 1999. Previously served as President--PCC Structurals.

f)  Elected Executive Vice President and President--PCC Flow Technologies in
    1996.

g) Elected Executive Vice President and President--PCC Specialty Products in 1998. Prior to joining PCC, he was President of the Wiegand Industrial Division of Emerson Electric.

h) Elected Senior Vice President and President--PCC Structurals in 2000. Previously served as President--PCC Small Structurals Business Operation.

i) Elected Senior Vice President and Vice President--Castings--Wyman-Gordon Company in 2000. Previously served as Division Vice President--PCC Airfoils.

j) Elected Corporate Controller and Assistant Secretary in 1997. Previously served as Corporate Financial Reporting Manager.

k) Elected Treasurer and Assistant Secretary in 1999. Prior to joining PCC, he was Director of Risk Management at Electronic Data Systems Corporation.

l) Elected Director of Corporate Taxes and Assistant Secretary in 1999. Prior to joining PCC, he was Director, International Tax at Case Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of April 2, 2000 there were 3,868 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters, including dividends, is incorporated herein by reference to the Five-Year Summary of Selected Financial Data and the Quarterly Financial Information in Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp." We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

    Information with respect to Selected Financial Data is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" in
Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

    Information included in "Management's Discussion & Analysis" in Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp." describing the segments relating to projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of our entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," "FAIR VALUE OF FINANCIAL

INSTRUMENTS," and "FINANCING ARRANGEMENTS notes in Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

INTEREST RATE RISK

    As discussed in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" and "FINANCING ARRANGEMENTS" notes in Exhibit 13, the Company was committed to an interest rate swap on floating debt at April 2, 2000, as well as interest rate swaps on a term loan and a revolving credit facility at March 28, 1999. If market rates would have averaged 10 percent higher than actual levels in either fiscal 2000 or fiscal 1999, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swap contracts and interest rate cap, would not have been material.

FOREIGN CURRENCY RISK

    The majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars, however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" note, the Company had several foreign currency hedges in place at April 2, 2000 and March 28, 1999 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 2000 or fiscal 1999.

MATERIAL COST RISK

    As discussed in the "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" note, the Company had entered into agreements to hedge the purchase price of strategic raw materials at April 2, 2000 and March 28, 1999. If market rates would have averaged 10 percent higher than actual levels in either fiscal 2000 or 1999, the effect on the Company's cost of sales and net earnings, after considering the effects of the hedge agreements, would not have been material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to pages 1 through 31 of Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

    Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in our Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows
Part I, Item 4 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees" in the Proxy Statement to be filed for the 2000 Annual Meeting of Shareholders of the Registrant.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)(1)  FINANCIAL STATEMENTS

       The following financial statements incorporated by reference from
       Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp." are filed as part of this report.

                                                            PAGE IN EXHIBIT 13,
                                                          THE "FINANCIAL SECTION
                                                         OF THE 2000 ANNUAL REPORT
                                                              TO SHAREHOLDERS
STATEMENT                                             OF PRECISION CASTPARTS CORP."*
---------                                             -------------------------------
Consolidated Statements of Income...................                   8
Consolidated Balance Sheets.........................                   9
Consolidated Statements of Cash Flows...............                  11
Consolidated Statements of Shareholders'
  Investment........................................                  12
Consolidated Statements of Comprehensive Income.....                  13
Notes to Financial Statements.......................               14-28
Report of Independent Accountants...................                  29

    (A)(2)  FINANCIAL STATEMENT SCHEDULE

       The following schedule is filed as part of this report:

           Schedule II--Valuation and Qualifying Accounts

           Report of Independent Accountants on Financial Statement Schedule

    (A)(3)  EXHIBITS

       (3)A                --   Restated Articles of Incorporation of Precision Castparts
                                Corp. as amended (Incorporated herein by reference to
                                Exhibit 3 in the Form 10-Q, filed February 10, 1999.) (File number 1-10348)
       (3)B                --   Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9,
                                2000) (File number 1-10348)
       (4)A                --   Indenture dated December 17, 1997 between Bank One Trust
                                Company, N.A. (successor in interest to the First National
                                Bank of Chicago) as Trustee and Precision Castparts Corp.
                                (Incorporated herein by reference to Exhibit (4)A in the
                                Form 10-K filed June 26, 1998.) (File number 1-10348)
       (4)B                --   Officers' Certificate dated March 3, 2000 pursuant to
                                Indenture dated December 17, 1997 (Incorporated herein by
                                reference to Exhibit 4.2 in the Form S-4 filed March 31,
                                2000.) (File number 333-33764)
       (10)A               --   Precision Castparts Corp. Revised and Restated Stock
                                Incentive Plan as amended. (Incorporated herein by reference to Exhibit (10)A in the Form 10-K filed July 5, 1994.) (File number 1-10348)
       (10)B               --   Precision Castparts Corp. Non-Employee Directors' Stock
                                Option Plan. (Incorporated herein by reference to Item 6(a),
                                Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)

       (10)C               --   Precision Castparts Corp. 1994 Stock Incentive Plan as
                                amended (Incorporated herein by reference to Appendix A in
                                Registrant's June 28, 1999 Proxy Statement.) (File number
                                1-10348)
       (10)D               --   Precision Castparts Corp. Nonemployee Directors' Deferred
                                Compensation Plan dated January 1, 1995. (Incorporated
                                herein by reference to Exhibit (10)D in the Form 10-K filed
                                July 3, 1995.) (File number 1-10348)
       (10)E               --   Precision Castparts Corp. Executive Deferred Compensation
                                Plan dated January 1, 1995 (Incorporated herein by reference to Exhibit (10)E in the Form 10-K filed July 3, 1995.) (File number 1-10348)
       (10)F               --   Precision Castparts Corp. Executive Performance Compensation
                                Plan. (Incorporated herein by reference to Item 6(a),
                                Exhibit (10)G in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
       (10)G               --   Compensation Arrangement between Precision Castparts Corp.
                                and Gregory M. Delaney. (Incorporated herein by reference to
                                Exhibit (10)H in the Form 10-K filed June 26, 1998.) (File number 1-10348)
       (10)H               --   Form of Change of Control Agreement and Indemnity Agreement
                                for Officers and Executives of Precision Castparts Corp.
                                (Incorporated herein by reference to Exhibit (10)I in the
                                Form 10-K filed June 27, 1997.) (File number 1-10348)
       (10)I               --   Precision Castparts Corp. Supplemental Executive Retirement
                                Program 1998, dated January 1, 1998. (Incorporated herein by reference to Exhibit (10)K in the Form 10-K filed June 26,
                                1998.) (File number 1-10348)
       (10)J               --   Precision Castparts Corp. 1998 Employee Stock Purchase Plan
                                (Incorporated herein by reference to Item 6(a),
                                Exhibit (10)L in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
       (10)K               --   Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as
                                Administrative Agent and Letter of Credit Issuing Bank and
                                The Other Financial Institutions Party Hereto Arranged by
                                Banc of America Securities LLC. (Incorporated herein by
                                reference to Exhibit (10)B in the Form 10-Q filed
                                August 11, 1999.) (File number 1-10348)
       (10)L               --   Agreement Containing Consent Orders (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed
                                November 10, 1999.) (File number 1-10348)
       (10)M               --   Credit and Security Agreement dated as of December 10, 1999 among Precision Receivables Corp., as Borrower, Precision
                                Castparts Corp., as initial Servicer, Blue Ridge Asset
                                Funding Corporation, as a Lender and Wachovia Bank, N.A.,
                                individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 9, 2000.)
                                (File number 1-10348)
       (11)                --   Calculation of Earnings Per Share for the Year Ended
                                April 2, 2000*
       (13)                --   Financial Section of the 2000 Annual Report to Shareholders
                                of Precision Castparts Corp. for the Year Ended April 2,
                                2000
       (21)                --   Subsidiaries of Precision Castparts Corp.
       (23)                --   Consent of Independent Accountants
       (27)                --   Financial Data Schedule

    (B) REPORTS ON FORM 8-K

       On February 7, 2000, the Company filed Form 8-K/A amending Item 7(b) of its previously filed Current Report on Form 8-K to include pro forma financial information reflecting the acquisition of Wyman-Gordon as follows:

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

           Notes to Unaudited Pro Forma Combined Balance Sheet.

       On February 18, 2000, the Company filed a Form 8-K regarding a discussion of its business segments, which reflect certain modifications as a result of PCC's acquisition of Wyman-Gordon Company.

       On May 5, 2000, the Company filed a Form 8-K regarding the announcement of the Company's earnings for the fiscal year ended April 2, 2000.

    (C) SEE A(3) ABOVE.

    (D) SEE A(2) ABOVE.

------------------------

    * Information required to be presented in Exhibit 11 is incorporated herein by reference to the "EARNINGS PER SHARE" note in Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

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

Dated: June 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
As officers or directors of
PRECISION CASTPARTS CORP.

              /S/ WILLIAM C. MCCORMICK
     -------------------------------------------       Chairman of the Board, Director   June 28, 2000
                William C. McCormick                     and Chief Executive Officer

                                                       Vice President and Chief
               /s/ WILLIAM D. LARSSON                    Financial Officer (Principal
     -------------------------------------------         Financial and                   June 28, 2000
                 William D. Larsson                      Accounting Officer)

              /s/ PETER R. BRIDENBAUGH
     -------------------------------------------       Director                          June 28, 2000
                Peter R. Bridenbaugh

                 /s/ DEAN T. DUCRAY
     -------------------------------------------       Director                          June 28, 2000
                   Dean T. DuCray

                  /s/ DON R. GRABER
     -------------------------------------------       Director                          June 28, 2000
                    Don R. Graber

                /s/ VERNON E. OECHSLE
     -------------------------------------------       Director                          June 28, 2000
                  Vernon E. Oechsle

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ BYRON O. POND, JR.
     -------------------------------------------       Director                          June 28, 2000
                 Byron O. Pond, Jr.

               /s/ STEVEN G. ROTHMEIER
     -------------------------------------------       Director                          June 28, 2000
                 Steven G. Rothmeier

                 /s/ J. FRANK TRAVIS
     -------------------------------------------       Director                          June 28, 2000
                   J. Frank Travis

                                  SCHEDULE II

                   PRECISION CASTPARTS CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                              FOR THE YEARS ENDED
                                (000'S OMITTED)

               COLUMN A                   COLUMN B            COLUMN C             COLUMN D    COLUMN E
---------------------------------------  ----------   -------------------------   ----------   ---------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT   CHARGED TO                                BALANCE
                                         BEGINNING    COSTS AND      BUSINESS                   AT END
            CLASSIFICATION               OF PERIOD     EXPENSES    ACQUISITIONS   DEDUCTIONS   OF PERIOD
            --------------               ----------   ----------   ------------   ----------   ---------
Deducted from assets to which they apply:

Reserve for doubtful accounts:

  March 29, 1998.......................    $2,600       $1,100        $  700        $  600(1)   $3,800
                                           ======       ======        ======        ======      ======

  March 28, 1999.......................    $3,800       $  500        $  300        $1,200(1)   $3,400
                                           ======       ======        ======        ======      ======

  April 2, 2000........................    $3,400       $2,700        $4,300        $  900(1)   $9,500
                                           ======       ======        ======        ======      ======

Deferred tax asset valuation allowance:

  March 29, 1998.......................    $3,500       $   --        $   --        $2,000(3)   $1,500
                                           ======       ======        ======        ======      ======

  March 28, 1999.......................    $1,500       $1,200(2)     $   --        $   --      $2,700
                                           ======       ======        ======        ======      ======

  April 2, 2000........................    $2,700       $   --        $5,600        $1,400(3)   $6,900
                                           ======       ======        ======        ======      ======

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.

    Our audits of the consolidated financial statements referred to in our report dated May 3, 2000 appearing on page 43 of the 2000 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP
                                                  --------------------------------------------------
                                                  PRICEWATERHOUSECOOPERS LLP
                                                  Portland, Oregon
                                                  May 3, 2000

INDEX TO EXHIBITS

       (3)A                --   Restated Articles of Incorporation of Precision Castparts
                                Corp. as amended (Incorporated herein by reference to
                                Exhibit 3 in the Form 10-Q, filed February 10, 1999.) (File number 1-10348)
       (3)B                --   Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9,
                                2000) (File number 1-10348)
       (4)A                --   Indenture dated December 17, 1997 between Bank One Trust
                                Company, N.A. (successor in interest to the First National
                                Bank of Chicago) as Trustee and Precision Castparts Corp.
                                (Incorporated herein by reference to Exhibit (4)A in the
                                Form 10-K filed June 26, 1998.) (File number 1-10348)
       (4)B                --   Officers' Certificate dated March 3, 2000 pursuant to
                                Indenture dated December 17, 1997 (Incorporated herein by
                                reference to Exhibit 4.2 in the Form S-4 filed March 31,
                                2000.) (File number 333-33764)
       (10)A               --   Precision Castparts Corp. Revised and Restated Stock
                                Incentive Plan as amended. (Incorporated herein by reference to Exhibit (10)A in the Form 10-K filed July 5, 1994.) (File number 1-10348)
       (10)B               --   Precision Castparts Corp. Non-Employee Directors' Stock
                                Option Plan. (Incorporated herein by reference to
                                Item 6(a), Exhibit (10)B in the Form 10-Q filed August 8,
                                1997.) (File number 1-10348)
       (10)C               --   Precision Castparts Corp. 1994 Stock Incentive Plan as
                                amended (Incorporated herein by reference to Appendix A in
                                Registrant's June 28, 1999 Proxy Statement.) (File number
                                1-10348)
       (10)D               --   Precision Castparts Corp. Nonemployee Directors' Deferred
                                Compensation Plan dated January 1, 1995. (Incorporated
                                herein by reference to Exhibit (10)D in the Form 10-K filed
                                July 3, 1995.) (File number 1-10348)
       (10)E               --   Precision Castparts Corp. Executive Deferred Compensation
                                Plan dated January 1, 1995 (Incorporated herein by reference to Exhibit (10)E in the Form 10-K filed July 3, 1995.) (File number 1-10348)
       (10)F               --   Precision Castparts Corp. Executive Performance Compensation
                                Plan. (Incorporated herein by reference to Item 6(a),
                                Exhibit (10)G in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
       (10)G               --   Compensation Arrangement between Precision Castparts Corp.
                                and Gregory M. Delaney. (Incorporated herein by reference to
                                Exhibit (10)H in the Form 10-K filed June 26, 1998.) (File number 1-10348)
       (10)H               --   Form of Change of Control Agreement and Indemnity Agreement
                                for Officers and Executives of Precision Castparts Corp.
                                (Incorporated herein by reference to Exhibit (10)I in the
                                Form 10-K filed June 27, 1997.) (File number 1-10348)
       (10)I               --   Precision Castparts Corp. Supplemental Executive Retirement
                                Program 1998, dated January 1, 1998. (Incorporated herein by reference to Exhibit (10)K in the Form 10-K filed June 26,
                                1998.) (File number 1-10348)
       (10)J               --   Precision Castparts Corp. 1998 Employee Stock Purchase Plan
                                (Incorporated herein by reference to Item 6(a), Exhibit
                                (10)L in the Form 10-Q filed August 8, 1997.) (File number
                                1-10348)
       (10)K               --   Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as
                                Administrative Agent and Letter of Credit Issuing Bank and
                                The Other Financial Institutions Party Hereto Arranged by
                                Banc of America Securities LLC. (Incorporated herein by
                                reference to Exhibit (10)B in the Form 10-Q filed August 11,
                                1999.) (File number 1-10348)

       (10)L               --   Agreement Containing Consent Orders (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed
                                November 10, 1999.) (File number 1-10348)
       (10)M               --   Credit and Security Agreement dated as of December 10, 1999 among Precision Receivables Corp., as Borrower, Precision
                                Castparts Corp., as initial Servicer, Blue Ridge Asset
                                Funding Corporation, as a Lender and Wachovia Bank, N.A.,
                                individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 9, 2000.)
                                (File number 1-10348)
       (11)                --   Calculation of Earnings Per Share for the Year Ended
                                April 2, 2000*
       (13)                --   Financial Section of the 2000 Annual Report to Shareholders
                                of Precision Castparts Corp. for the Year Ended April 2,
                                2000
       (21)                --   Subsidiaries of Precision Castparts Corp.
       (23)                --   Consent of Independent Accountants
       (27)                --   Financial Data Schedule

------------------------

* Information required to be presented in Exhibit 11 is incorporated herein by reference to the "EARNINGS PER SHARE" note in Exhibit 13, the "Financial Section of the 2000 Annual Report to Shareholders of Precision Castparts Corp."

(e) Reports on Form 8-K

    On February 7, 2000, the Company filed Form 8-K/A amending Item 7(b) of its previously filed Current Report on Form 8-K to include pro forma financial information reflecting the acquisition of Wyman-Gordon as follows:

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

       Notes to Unaudited Pro Forma Combined Statements of Income.

       Unaudited Pro Forma Combined Balance Sheet at September 26, 1999 for Precision Castparts Corp. and at August 31, 1999 for Wyman-Gordon Company.

       Notes to Unaudited Pro Forma Combined Balance Sheet.

    On February 18, 2000, the Company filed a Form 8-K regarding a discussion of its business segments, which reflect certain modifications as a result of PCC's acquisition of Wyman-Gordon Company.

    On May 5, 2000, the Company filed a Form 8-K regarding the announcement of the Company's earnings for the fiscal year ended April 2, 2000.

(f) See a(3) above.

(g) See a(2) above.