Form 10-Q
period 2000-07-02
PRECISION CASTPARTS CORP
filed 2000-08-14
CIK 79958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Quarter Ended July 2, 2000
                           Commission File No. 1-10348

                     ---------------------------------------

                            Precision Castparts Corp.


                              An Oregon Corporation
                   IRS Employer Identification No. 93-0460598
                            4650 S.W. Macadam Avenue
                                    Suite 440
                           Portland, Oregon 97201-4254
                            Telephone: (503) 417-4800

                     ---------------------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes          X            No

Number of shares of Common Stock, no par value, outstanding as of August 7, 2000: 24,747,681

                                                          Page 1 of 16 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

                                                  Three Months Ended
                                              ---------------------------
(In millions, except per share data)             7/2/00           6/27/99
                                              ---------------------------

Sales                                          $   549.5        $   359.0
Cost of goods sold                                 427.6            279.1
Selling and administrative expenses                 54.1             37.4
Interest expense, net                               20.6              6.8
                                                 -------          -------
Income before provision for
  income taxes                                      47.2             35.7
Provision for income taxes                          18.9             13.4
                                                 -------          -------
Net income                                     $    28.3        $    22.3
                                                 =======          =======
Net income per common share (Basic)            $    1.15        $    0.91
                                                 =======          =======
Net income per common share (Diluted)          $    1.13        $    0.91
                                                 =======          =======



See Notes to the Interim Financial Statements on page 7.

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets

(In millions)                                       7/2/00            4/2/00
                                                  (Unaudited)
                                                  ----------------------------

ASSETS
Current Assets:
   Cash and cash equivalents                        $   27.7           $   17.6
   Receivables                                         336.8              330.7
   Inventories                                         354.9              337.3
   Prepaid expenses                                     24.7               23.7
   Deferred income taxes                                42.5               42.6
                                                    --------           --------
     Total current assets                              786.6              751.9
                                                    --------           --------

Property, plant and equipment,
  at cost                                              782.3              763.8
   Less - Accumulated depreciation                    (278.1)            (264.5)
                                                    --------           --------
     Net property, plant and equipment                 504.2              499.3

Goodwill, net                                        1,078.3            1,059.6
Deferred income taxes                                   33.9               33.9
Other assets                                            70.1               71.0
                                                    --------           --------

                                                    $2,473.1           $2,415.7
                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Short-term borrowings                            $  151.5           $  143.5
   Long-term debt currently due                         55.3               40.2
   Accounts payable                                    163.1              152.8
   Accrued liabilities                                 206.2              212.3
   Income taxes payable                                 37.1               42.7
                                                    --------           --------
     Total current liabilities                         613.2              591.5
                                                    --------           --------


See Notes to the Interim Financial Statements on page 7.

                                                                    Page 4

   Long-term debt                                894.3              884.5
   Pension and other postretirement
    benefit obligations                          115.5              113.9
   Other long-term liabilities                    54.3               51.9
                                              --------           --------
     Total liabilities                         1,677.3            1,641.8
                                              --------           --------

Shareholders' investment:
   Common stock                                   24.7               24.6
   Paid-in capital                               183.0              182.2
   Retained earnings                             603.4              576.5
   Cumulative translation adjustments            (15.3)              (9.4)
                                              --------           --------
     Total shareholders' investment              795.8              773.9
                                              --------           --------
                                              $2,473.1           $2,415.7
                                              ========           ========


Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(In millions)
                                                                                     Three Months Ended
                                                                                ---------------------------
                                                                                   7/2/00         6/27/99
                                                                                ---------------------------
Cash flows from operating activities:
  Net income                                                                      $  28.3         $  22.3
  Non-cash items included in income:
    Depreciation and amortization                                                    26.0            14.9
    Deferred income taxes                                                             0.1            --
Changes in operating working capital, excluding effects of acquisitions:
    Receivables                                                                       3.1             2.2
    Inventories                                                                     (12.0)           (1.7)
    Payables,accruals and current taxes                                             (14.5)          (17.1)
    Other                                                                             2.9             4.2
                                                                                  -------         -------
      Net cash provided by
      operating activities                                                           33.9            24.8
                                                                                  -------         -------


See Notes to the Interim Financial Statements on page 7.

                                                                         Page 5

Cash flows from investing activities:
  Business acquisitions, net of
    cash acquired                                (37.7)           --
  Capital expenditures                           (14.5)           (9.5)
  Other                                            4.0             2.0
                                                ------          ------
     Net cash used by investing
     activities                                  (48.2)           (7.5)
                                                ------          ------
Cash flows from financing activities:
  Net change in short-term borrowings              8.0             1.0
  Issuance of long-term debt                      23.3            --
  Repayment of long-term debt                     (0.5)          (13.7)
  Proceeds from exercise of
    stock options                                  0.9             0.4
  Cash dividends                                  (1.4)           (1.5)
  Other                                           (5.9)           (1.7)
                                                ------          ------
     Net cash provided by (used by)
     financing activities                         24.4           (15.5)
                                                ------          ------
Net increase in cash and
  cash equivalents                                10.1             1.8
Cash and cash equivalents at
  beginning of period                             17.6            14.8
                                                ------          ------
Cash and cash equivalents at
  end of period                                 $ 27.7          $ 16.6
                                                ======          ======


See Notes to the Interim Financial Statements on page 7.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)


                                                 Three Months Ended
                                               -----------------------
(In millions)                                   7/2/00         6/27/99
                                               -----------------------
Net income                                       $28.3           $22.3

Other comprehensive income (expense):
  Foreign currency translation
    adjustments                                   (5.9)           (1.7)
                                                 -----           -----
Total comprehensive income                       $22.4           $20.6
                                                 =====           =====

See Notes to the Interim Financial Statements on page 7.

Notes to the Interim Financial Statements
(In millions, except per share data)

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


(2)      Acquisitions and Dispositions of Businesses

         Acquisitions

         The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates. All of the acquisitions were cash transactions. Pro forma information is provided for the fiscal 2000 Wyman-Gordon acquisition due to its size.

         Fiscal 2001

         The Company completed three acquisitions during the first quarter.

         Fastener Engineering Group, of Rockford, Illinois, a designer and manufacturer of wire-processing equipment, is operated as part of the Industrial Products segment. The purchase price of $5.3 million generated $1.1 million of goodwill, which is being amortized on a straight-line basis over 40 years.

         ConVey Engineering, located in Germany, is a manufacturer of double-eccentric heavy-duty valves which was acquired as a complementary line of the Fluid Management Products segment. The purchase price of $0.5 million generated $0.5 million of goodwill, which is being amortized on a straight-line basis over 40 years.

         Aero, the aerospace division of United Engineering Forgings, is located in Lincoln, England. Aero, a manufacturer of aircraft engine discs, shafts and engine-mounting brackets has been renamed Wyman-Gordon Lincoln and is included in the operations of the Forged Products segment. The purchase price of $34.3 million generated $23.9 million of goodwill, which is being amortized on a straight-line basis over 40 years.

         Fiscal 2000

         During the third quarter, PCC purchased 98% of the outstanding shares of common stock of Wyman-Gordon Company ("Wyman-Gordon") pursuant to a cash tender offer. PCC acquired the remaining outstanding shares of common stock of Wyman-Gordon pursuant to a merger on January 12, 2000. The transaction, financed from borrowings under Credit Agreements with Bank of America, N.A., as Agent, was valued at approximately $784.0 million, reflecting shares acquired in the tender offer and merger at $20 per share ($731.0 million), PCC's tender for and subsequent payment of Wyman-Gordon's 8% Senior Notes due 2007 ($150.0 million), less Wyman-Gordon's cash ($97.0 million). The transaction generated goodwill of approximately $571.0 million. Wyman-Gordon, headquartered in Grafton, Massachusetts, is the market leader in high-quality, technologically advanced forgings for aircraft engine components, and is also a leading manufacturer of investment castings for the aerospace industry and forgings for the IGT and energy markets. Wyman-Gordon's casting businesses operates as part of the Investment Cast Products segment, and the forging businesses comprise the Forged Products segment.

         Pursuant to an FTC consent order regarding PCC's purchase of Wyman-Gordon, the large cast parts operations of Wyman-Gordon in Groton, Connecticut, was divested at the adjusted net book value recorded at the time of purchase of Wyman-Gordon. In addition, pursuant to the FTC consent order, PCC divested the titanium investment casting operation located in Albany, Oregon.

         The following represents the pro forma results of the ongoing operations for PCC and Wyman-Gordon as though the acquisition of Wyman-Gordon had occurred at the beginning of the period shown. The pro forma information, however, is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

                                                                 Three Months Ended
                                                                   June 27, 1999
                                                                   -------------
                           Sales                                    $  567.8
                           Net income                               $   26.7

                           Net income per share:
                             Basic                                  $   1.09
                             Diluted                                $   1.09

         Results for the three months ended July 2, 2000 include the full quarter's results from acquisitions.

         During the third quarter, PCC acquired the stock of Valtaco, which is headquartered in Switzerland. Valtaco manufactures quarter-turn, three-piece ball valves and sells these valves along with complementary valve products through subsidiaries in Switzerland, Germany and Scotland. The purchase price of $7.0 million generated $4.2 million of goodwill. Valtaco operates as part of the Fluid Management Products segment.

         During the third quarter, PCC acquired the assets of Reiss Engineering, which is located in England. Reiss manufactures quarter-turn knife gate valves and operates as part of the Fluid Management Products segment. The purchase price of $2.7 million generated $1.9 million of goodwill.

         During the fourth quarter, PCC acquired the stock of Technova AG, headquartered in Switzerland, and its two subsidiaries. Technova AG manufactures high-performance engineered plastic or polymer lined valves for systems designed to handle corrosive and/or abrasive fluids and pure liquids. The subsidiaries are sales and distribution operations, which are located in Germany and the U.S. The purchase price of $14.0 million generated $8.0 million of goodwill. The Company also acquired a small U.S.-based distributor, MMG, for $0.3 million. Technova and MMG operate as part of the Fluid Management Products segment.

         Dispositions

         During the third quarter, pursuant to the FTC consent order, the Company divested the large cast operation of Wyman-Gordon at the adjusted net book value recorded at the time of purchase of Wyman-Gordon.

         During the fourth quarter, the Company sold the titanium castings operation of Wyman-Gordon as required under the FTC Consent Order for $26.6 million. Prior to completing this transaction, the Company purchased the minority interest in the titanium casting operation from Titanium Metals Corporation (TIMET). Also during the fourth quarter, the Company sold the Water Specialties business for $12.7 million and the Penberthy business for $20.0 million. Water Specialties and Penberthy were considered to be non-core to the Fluid Management Segment. These dispositions resulted in no significant gain or loss for the Company.


(3)      Earnings Per Share

                                                        Three Months Ended
                                    ----------------------------------------------------------
                                             7/2/00                         6/27/99
                                    ----------------------------------------------------------
                                       Basic         Diluted          Basic        Diluted
                                    ----------------------------------------------------------
Net Income                           $   28.3        $   28.3        $   22.3        $   22.3
                                    ----------------------------------------------------------

Average shares outstanding               24.7            24.7            24.5            24.5
Common shares issuable                     --              .3              --              .1
                                    ----------------------------------------------------------
Average shares outstanding
  assuming dilution                      24.7            25.0            24.5            24.6
                                    ----------------------------------------------------------
Net income per common share          $   1.15       $    1.13       $    0.91       $    0.91
                                    ==========================================================

(4)      Segment Information

                                        Three Months Ended
                                   ---------------------------
                                    7/2/00          6/27/99
                                   --------------------------
Sales
  Investment Cast Products          $  278.7         $  235.8
  Forged Products                      145.8               --
  Fluid Management Products             75.3             73.3
  Industrial Products                   49.7             49.9
                                    --------         --------
Consolidated sales                  $  549.5         $  359.0
                                    ========         ========
Operating income
  Investment Cast Products          $   48.4         $   37.2
  Forged Products                       21.9               --
  Fluid Management Products              2.6              4.9
  Industrial Products                    1.8              3.2
  Corporate expense                     (6.9)            (2.8)
                                    --------         --------
    Operating income                    67.8             42.5
  Interest expense, net                 20.6              6.8
                                    --------         --------
Consolidated income before
 provision for income taxes         $   47.2         $   35.7
                                    ========         ========

(5) Financing Arrangements

       During the first quarter, the 8.75% Notes due fiscal 2005 issued under Rule 144A with registration rights were exchanged for 8.75% Notes due 2005 as registered under the Securities Act of 1933, as amended.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended July 2, 2000 and June 27, 1999

Sales of $549.5 million for the first quarter of fiscal 2001 were up 53 percent from $359.0 million in the same quarter last year. Operating income of $67.8 million was up 60 percent from $42.5 million in the first quarter last year. Net income was $28.3 million, or $1.13 per share (diluted), for the quarter, compared with net income of $22.3 million, or $0.91 per share (diluted) in the same quarter last year.

Net interest expense for the first quarter of fiscal 2001 was $20.6 million, as compared with $6.8 million for the first quarter last year. The higher expense is primarily due to increased debt levels used to fund the acquisition of Wyman-Gordon in fiscal 2000.

The effective tax rate for the first quarter of fiscal 2001 was 40 percent, as compared with 37.5 percent for the first quarter last year. The increase in the rate for the current year is primarily due to non-deductible goodwill related to the acquisition of Wyman-Gordon.

Results of Operations by Segment - Comparison Between Three Months Ended July 2, 2000 and June 27, 1999

With the acquisition of Wyman-Gordon, PCC reorganized the Company's business segments along its four major product lines. Financial results are reported in the following four segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products.

Investment Cast Products

Investment Cast Products increased sales quarter over quarter by 18 percent, from $235.8 million in the first quarter of fiscal 2000 to $278.7 million this year. Operating income for the segment improved by 30 percent, from $37.2 million in the first quarter a year ago to $48.4 million in fiscal
2001. The increase in sales is due to the addition of Wyman-Gordon Castings, which was acquired in the third quarter of fiscal 2000, and due to the recovery of aircraft engine sales and rapid growth in the industrial gas turbine market. In addition, recent opportunities, such as airframe components and aluminum castings, are starting to have an impact on top-line growth. The favorable operating income resulted from the higher sales level coupled with higher margins related to IGT programs and to continued realization of increased synergies related to the acquisition of Wyman-Gordon.

Forged Products

Forged Products' sales amounted to $145.8 million for the quarter, with an operating income of $21.9 million. Since this segment consists entirely of operations purchased as part of the Wyman-Gordon acquisition in the third quarter of fiscal 2000, there are no comparative first quarter results. This segment's first quarter sales and operating income improved 1 percent and 16 percent, respectively, over fourth quarter 2000 results.

Forged Products, which serves the same major markets as Investment Cast Products, is also enjoying some of the recovery in its aerospace business. The improved operating income reflects the significant cost savings instituted since the acquisition of Wyman-Gordon by the Company, which include both higher productivity and manufacturing and administrative synergies.

Fluid Management Products

Fluid Management Products' sales improved slightly from $73.3 million in the first quarter of fiscal 2000 to $75.3 million this year. Operating income declined, dropping from $4.9 million last year to $2.6 million in the first quarter of this year. Fiscal 2001 first quarter sales are comparable to fourth quarter 2000 results, while operating income is beginning to trend upward. The sales increase was due to improved sales in the construction and oil field services markets. The decline in operating income was due to lower profits in Europe, where pricing and volume issues negatively impacted the quarter.

Industrial Products

Industrial Products' sales of $49.7 million for the first quarter of fiscal 2001 were consistent with the $49.9 million in the comparable prior year period. Operating income fell by 44 percent, from $3.2 million in the first quarter of fiscal 2000 to $1.8 million in the first quarter of this year. The decline in operating income was due to lower sales in the pulp and paper market, which traditionally has higher margins than other markets in the Industrial Products segment, coupled with continued difficulties in the machine tool business in Europe. Restructuring efforts in Europe, which were started in the fourth quarter of last year and were continued this quarter, have started to provide cost improvements.

Changes in Financial Condition and Liquidity

Total assets of $2,473.1 million at July 2, 2000 represented a $57.4 million increase from the $2,415.7 million balance at April 2, 2000. Total capitalization at July 2, 2000, was $1,896.9 million, consisting of $1,101.1 million of debt and $795.8 million of equity. The debt-to-capitalization ratio remained constant from the end of the prior fiscal year at 58 percent.

Cash from earnings for the three months ended July 2, 2000 of $54.4 million, plus $22.8 million of debt proceeds, $8.0 million from short-term borrowings, and $0.9 million from the sale of common stock through stock option exercises exceeded cash requirements which consisted of $37.7 million for business acquisitions, $20.5 million for increased working capital, $14.5 million for capital expenditures, and $1.4 million for dividends. The net increase in the quarter's cash resulted in an ending cash balance of $27.7 million, up $10.1 million from fiscal 2000 year end. Management believes that the Company can fund the requirements for capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.

FORWARD-LOOKING STATEMENTS

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; successful introduction of new products; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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





                                 PRECISION CASTPARTS CORP.
                                          Registrant



DATE:  August 7, 2000           /s/  W.D. Larsson
                                ------------------------------
                                W.D. Larsson
                                Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)