Form 10-Q
period 2000-10-01
PRECISION CASTPARTS CORP
filed 2000-11-15
CIK 79958

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended October 1, 2000
                           Commission File No. 1-10348
                           ---------------------------


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

                            Yes    X            No
                                 -----             -----

Number of shares of Common Stock, no par value, outstanding as of November 3, 2000: 49,652,609




                                                              Page 1 of 15 Pages

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION


Item 1.  Financial Statements



Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

                                                    Three Months Ended
                                             -----------------------------
                                                10/1/00          9/26/99
                                             -----------------------------
Sales                                        $      566.4     $      357.9
Cost of goods sold                                  441.9            277.5
Selling and administrative expenses                  53.5             37.5
Interest expense, net                                20.5              6.2
                                             ------------     ------------

Income before provision for income taxes             50.5             36.7
Provision for income taxes                           19.7             13.4
                                             ------------     ------------
Net income                                   $       30.8     $       23.3
                                             ============     ============

Net income per common share (Basic)          $       0.62     $       0.48
                                             ============     ============

Net income per common share (Diluted)        $       0.61     $       0.47
                                             ============     ============



                                                    Six Months Ended
                                             -----------------------------
                                                10/1/00          9/26/99
                                             -----------------------------
Sales                                        $    1,115.9     $      716.9
Cost of goods sold                                  869.5            556.6
Selling and administrative expenses                 107.6             74.9
Interest expense, net                                41.1             13.0
                                             ------------     ------------

Income before provision for income taxes             97.7             72.4
Provision for income taxes                           38.6             26.8
                                             ------------     ------------

Net income                                   $       59.1     $       45.6
                                             ============     ============

Net income per common share (Basic)          $       1.20     $       0.93
                                             ============     ============

Net income per common share (Diluted)        $       1.17     $       0.93
                                             ============     ============


Net income per common share data for the periods ended 09/26/99 has been restated for the effects of a 2-for-1 stock split in September, 2000.


See Notes to the Interim Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets

(In millions)                                              10/1/00            4/2/00
                                                         (Unaudited)
                                                         ------------      ------------
ASSETS
Current Assets:
   Cash and cash equivalents                             $       20.2      $       17.6
   Receivables                                                  362.8             330.7
   Inventories                                                  364.6             337.3
   Prepaid expenses                                              25.5              23.7
   Deferred income taxes                                         42.5              42.6
                                                         ------------      ------------
     Total current assets                                       815.6             751.9
                                                         ------------      ------------

Property, plant and equipment, at cost                          798.2             763.8
   Less - Accumulated depreciation                             (297.3)           (264.5)
                                                         ------------      ------------
     Net property, plant and equipment                          500.9             499.3
                                                         ------------      ------------

Goodwill, net                                                 1,072.9           1,059.6
Deferred income taxes                                            33.9              33.9
Other assets                                                     69.9              71.0
                                                         ------------      ------------
                                                         $    2,493.2      $    2,415.7
                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
   Short-term borrowings                                 $      151.4      $      143.5
   Long-term debt currently due                                  70.0              40.2
   Accounts payable                                             171.7             152.8
   Accrued liabilities                                          214.3             212.3
   Income taxes payable                                          32.3              42.7
                                                         ------------      ------------
     Total current liabilities                                  639.7             591.5
                                                         ------------      ------------
Long-term debt                                                  864.3             884.5
Pension and other postretirement benefit obligations            114.6             113.9
Other long-term liabilities                                      53.8              51.9
                                                         ------------      ------------
     Total liabilities                                        1,672.4           1,641.8
                                                         ------------      ------------

Shareholders' investment:
   Common stock                                                  49.6              49.2
   Paid-in capital                                              163.4             157.6
   Retained earnings                                            631.2             576.5
   Cumulative translation adjustments                           (23.4)             (9.4)
                                                         ------------      ------------
     Total shareholders' investment                             820.8             773.9
                                                         ------------      ------------
                                                         $    2,493.2      $    2,415.7
                                                         ============      ============


Equity at 4/2/00 has been restated for the effects of a 2-for-1 stock split in September, 2000.




See Notes to the Interim Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

                                                                                    Six Months Ended
                                                                             ------------------------------
                                                                                10/1/00          9/26/99
                                                                             ------------      ------------
Cash flows from operating activities:
  Net income                                                                 $       59.1      $       45.6
  Non-cash items included in income:
    Depreciation and amortization                                                    51.6              30.2
    Deferred income taxes                                                             0.1              --
Changes in operating working capital, excluding effects of acquisitions:
    Receivables                                                                     (22.9)              1.2
    Inventories                                                                     (21.7)              5.4
    Payables, accruals and current taxes                                             (2.6)            (19.2)
    Other                                                                            (2.2)              0.5
                                                                             ------------      ------------
      Net cash provided by operating activities                                      61.4              63.7
                                                                             ------------      ------------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired                                       (37.7)             --
  Capital expenditures                                                              (34.1)            (20.5)
  Other                                                                               9.8              (0.8)
                                                                             ------------------------------
     Net cash used by investing activities                                          (62.0)            (21.3)
                                                                             ------------------------------

Cash flows from financing activities:
  Net change in short-term borrowings                                                 7.9              (0.9)
  Issuance of long-term debt                                                         23.3              --
  Repayment of long-term debt                                                       (15.8)            (22.8)
  Proceeds from exercise of stock options                                             6.2               0.8
  Cash dividends                                                                     (4.4)             (2.9)
  Other                                                                             (14.0)              0.2
                                                                             ------------      ------------
     Net cash provided by (used by) financing activities                              3.2             (25.6)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                             2.6              16.8
Cash and cash equivalents at beginning of period                                     17.6              14.8
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $       20.2      $       31.6
                                                                             ============      ============




See Notes to the Interim Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

                                                     Three Months Ended
                                               ------------------------------
                                                  10/1/00           9/26/99
                                               ------------      ------------
Net income                                     $       30.8      $       23.3
Other comprehensive income (expense):
  Foreign currency translation adjustments             (8.1)              1.9
                                               ------------      ------------
Total comprehensive income                     $       22.7      $       25.2
                                               ============      ============




                                                       Six Months Ended
                                               ------------------------------
                                                  10/1/00           9/26/99
                                               ------------      ------------

Net income                                     $       59.1      $       45.6
Other comprehensive income (expense):
  Foreign currency translation adjustments            (14.0)              0.2
                                               ------------      ------------
Total comprehensive income                     $       45.1      $       45.8
                                               ============      ============




See Notes to the Interim Financial Statements on page 6.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
(In millions, except per share data)

(1)      BASIS OF PRESENTATION

         The consolidated interim financial statements have been prepared by Precision Castparts Corp. ("PCC" or the "Company"), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

         ConVey Engineering, located in Germany, is a manufacturer of double-eccentric heavy-duty valves and is included in the operations of the Fluid Management Products segment. The purchase price of $0.5 million generated $0.5 million of goodwill, which is being amortized on a straight-line basis over 40 years.

         Aero, the aerospace division of United Engineering Forgings, is located in Lincoln, England. Aero, a manufacturer of forged aircraft engine discs, shafts and engine-mounting brackets has been renamed Wyman-Gordon Lincoln and is included in the operations of the Forged Products segment. The purchase price of $34.3 million generated $23.9 million of goodwill, which is being amortized on a straight-line basis over 40 years.

         FISCAL 2000

         During the third quarter, PCC purchased 98% of the outstanding shares of common stock of Wyman-Gordon Company ("Wyman-Gordon") pursuant to a cash tender offer. PCC acquired the remaining outstanding shares of common stock of Wyman-Gordon pursuant to a merger on January 12, 2000. The transaction, financed from borrowings under Credit Agreements with Bank of America, N.A., as Agent, was valued at approximately $784.0 million, reflecting shares acquired in the tender offer and merger at $20 per share ($731.0 million), PCC's tender for and subsequent payment of Wyman-Gordon's 8% Senior Notes due 2007 ($150.0 million), less Wyman-Gordon's cash ($97.0 million). The transaction generated goodwill of approximately $571.0 million. Wyman-Gordon, headquartered in Grafton, Massachusetts, is the market leader in high-quality, technologically advanced forgings for aircraft engine components, and is also a leading manufacturer of investment castings for the aerospace industry and forgings for the IGT and energy markets. Wyman-Gordon's casting businesses operate as part of the Investment Cast Products segment, and the forging businesses comprise the Forged Products segment.

         Pursuant to an FTC consent order regarding PCC's purchase of Wyman-Gordon, Wyman-Gordon divested the large cast parts operation located in Groton, Connecticut, and divested the titanium investment casting operation located in Albany, Oregon.

         The following represents the pro forma results of the ongoing operations for PCC and Wyman-Gordon as though the acquisition of Wyman-Gordon had occurred at the beginning of the period shown. The pro forma information, however, is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period presented, nor is it necessarily indicative of future results.

                                                      Six Months Ended
                                                      ----------------
                                                           9/26/99
                                                           -------
         Sales                                          $   1,048.1
         Net income                                     $      47.0
         Net income per share:
         Basic                                          $      0.96
         Diluted                                        $      0.96

         Results for the six months ended October 1, 2000 include the full quarter's results from acquisitions.

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

         DISPOSITIONS

         During the third quarter, pursuant to the FTC consent order, the Company divested the large cast parts operation of Wyman-Gordon.

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


     (3) EARNINGS PER SHARE


                                                    Three Months Ended
                               ------------------------------------------------------------
                                        10/1/00                          9/26/99
                               ------------------------------------------------------------
                                  Basic          Diluted           Basic          Diluted
                               ------------    ------------    ------------    ------------
Net Income                     $       30.8    $       30.8    $       23.3    $       23.3
Average shares outstanding             49.5            49.5            49.0            49.0
Common shares issuable                 --               1.3            --               0.2
                               ------------    ------------    ------------    ------------
Average shares outstanding
  assuming dilution                    49.5            50.8            49.0            49.2
                               ------------    ------------    ------------    ------------
Net income per common share    $       0.62    $       0.61    $       0.48    $       0.47
                               ============    ============    ============    ============




                                                  Six Months Ended
                               ------------------------------------------------------------
                                        10/1/00                         9/26/99
                               ------------------------------------------------------------
                                  Basic          Diluted          Basic          Diluted
                               ------------    ------------    ------------    ------------
Net Income                     $       59.1    $       59.1    $       45.6    $       45.6
Average shares outstanding             49.4            49.4            49.0            49.0
Common shares issuable                 --               1.1            --               0.2
                               ------------    ------------    ------------    ------------
Average shares outstanding
  assuming dilution                    49.4            50.5            49.0            49.2
                               ------------    ------------    ------------    ------------
Net income per common share    $       1.20    $       1.17    $       0.93    $       0.93
                               ============    ============    ============    ============

(4)      SEGMENT INFORMATION

                                                        Three Months Ended
                                                  -----------------------------
                                                     10/1/00          9/26/99
                                                  ------------     ------------
Sales
  Investment Cast Products                        $      282.1     $      225.0
  Forged Products                                        155.4             --
  Fluid Management Products                               77.3             75.3
  Industrial Products                                     51.6             57.6
                                                  ------------     ------------
Consolidated sales                                $      566.4     $      357.9
                                                  ============     ============

Operating income
  Investment Cast Products                        $       49.0     $       38.1
  Forged Products                                         23.8             --
  Fluid Management Products                                3.3              6.1
  Industrial Products                                      2.8              3.4
  Corporate expense                                       (7.9)            (4.7)
                                                  ------------     ------------

  Operating income                                        71.0             42.9
  Interest expense, net                                   20.5              6.2
                                                  ------------     ------------

Consolidated income before
  provision for income taxes                      $       50.5     $       36.7
                                                  ============     ============


                                                         Six Months Ended
                                                  -----------------------------
                                                     10/1/00          9/26/99
                                                  ------------     ------------
Sales
  Investment Cast Products                        $      560.8     $      460.8
  Forged Products                                        301.2             --
  Fluid Management Products                              152.6            148.6
  Industrial Products                                    101.3            107.5
                                                  ------------     ------------
Consolidated sales                                $    1,115.9     $      716.9
                                                  ============     ============

Operating income
  Investment Cast Products                        $       97.4     $       75.3
  Forged Products                                         45.7             --
  Fluid Management Products                                5.9             11.0
  Industrial Products                                      4.6              6.6
  Corporate expense                                      (14.8)            (7.5)
                                                  ------------     ------------

  Operating income                                       138.8             85.4
  Interest expense, net                                   41.1             13.0
                                                  ------------     ------------

Consolidated income before
  provision for income taxes                      $       97.7     $       72.4
                                                  ============     ============

(5)      FINANCING ARRANGEMENTS

         During the first quarter, the 8.75% Notes due fiscal 2005 issued under Rule 144A with registration rights were exchanged for 8.75% Notes due 2005 as registered under the Securities Act of 1933, as amended.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CONSOLIDATED RESULTS OF OPERATIONS - COMPARISON BETWEEN THREE MONTHS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999

         Sales of $566.4 million for the second quarter of fiscal 2001 were up
         58.3 percent from $357.9 million in the same quarter last year. Operating income of $71.0 million was up 65.5 percent from $42.9 million in the second quarter last year. Net income was $30.8 million, or $0.61 per share (diluted), for the quarter, compared with net income of $23.3 million, or $0.47 per share (diluted) in the same quarter last year, restated for the 2-for-1 stock split effective September 2000. Sales, net income and earnings per share for the second quarter were all record highs for the Company.

         Net interest expense for the second quarter of fiscal 2001 was $20.5 million, as compared with $6.2 million for the second quarter last year. The higher expense was primarily due to increased debt levels used to fund the acquisition of Wyman-Gordon in fiscal 2000 and the three acquisitions completed during the first quarter of fiscal 2001.

         The effective tax rate for the second quarter of fiscal 2001 was 39 percent, as compared with 36.5 percent for the second quarter last year. The increase in the rate for the current year is primarily due to non-deductible goodwill related to the acquisition of Wyman-Gordon.

         RESULTS OF OPERATIONS BY SEGMENT - COMPARISON BETWEEN THREE MONTHS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999

         With the acquisition of Wyman-Gordon, PCC reorganized the Company's business segments along its four major product lines. Financial results are reported in the following four segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products.

         Investment Cast Products

         Investment Cast Products increased sales in the second quarter of fiscal 2001 by 25.4 percent versus the same quarter last year from $225.0 million to $282.1 million. Operating income for the segment improved by 28.6 percent, from $38.1 million in the second quarter a year ago to $49.0 million in fiscal 2001. The increase in sales is due to the addition of Wyman-Gordon's castings businesses, which were acquired in the third quarter of fiscal 2000, and the rapid growth in the industrial gas turbine market. Increased sales in aluminum castings, such as aircraft doors and thrust reverser cascades, in large titanium castings for aircraft and small castings for the microturbine market also added to the increase in sales. The favorable operating income resulted from the higher sales level coupled with higher margins related to IGT programs and continued realization of increased synergies resulting from the acquisition of Wyman-Gordon's casting operations.

         Forged Products

         Forged Products' sales amounted to $155.4 million for the quarter, with an operating income of $23.8 million. Since this segment consists entirely of operations purchased as part of the Wyman-Gordon acquisition in the third quarter of fiscal 2000 and the acquisition of Wyman-Gordon Lincoln in the first quarter of fiscal 2001, there are no comparative second quarter results. The segment's sales and operating income have improved consecutively each quarter since being acquired in November, 1999. This improvement is attributable to the strong growth in the industrial gas turbine market, strong sales of extruded seamless pipe for the power generation and deep-sea drilling markets, and the acquisition of Wyman-Gordon Lincoln during the first quarter of fiscal 2001. The segment's operating income also continues to improve as a result of significant cost savings realized after the Company's acquisition of Wyman-Gordon.

         Fluid Management Products

         Fluid Management Products' sales improved slightly from $75.3 million in the second quarter of fiscal 2000 to $77.3 million this year. Operating income declined, dropping from $6.1 million last year to $3.3 million in the second quarter of this year. The sales increase was due to improved sales in the industrial gas turbine and construction markets, and though not contributing to the quarter's results, the oil and gas market has started to show signs of recovery. The decline in operating income was due to lower profits in Europe, where pricing and volume issues negatively impacted the quarter and due to softness in both the petrochemical and oil and gas markets.

         Industrial Products

         Industrial Products' sales of $51.6 million for the second quarter of fiscal 2001 declined from the $57.6 million in the comparable prior year period. Operating income fell by 17.6 percent, from $3.4 million in the second quarter of fiscal 2000 to $2.8 million in the second quarter of this year. The decline was due to lower sales in the pulp and paper market coupled with the continuation of poor market conditions in the machine tool business in Europe. The introduction of a new machine tool line in the U.S. and strong sales of metal-injection-molded products, partially offset the decline.

         CONSOLIDATED RESULTS OF OPERATIONS - COMPARISON BETWEEN SIX MONTHS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999

         Sales of $1,115.9 million for the first six months of fiscal 2001 were up 55.7 percent from $716.9 million in the same period last year. Operating income of $138.8 million was up 62.5 percent from $85.4 million in fiscal 2000. Net income was $59.1 million, or $1.17 per share (diluted), for the first half of fiscal 2001, compared with net income of $45.6 million, or $0.93 per share (diluted) in the same period last year.

         Net interest expense for the six months ended October 1, 2000 was $41.1 million, as compared with $13.0 million for the same period last year. The higher expense was primarily due to increased debt levels used to fund the acquisition of Wyman-Gordon in fiscal 2000 and the three acquisitions completed during the first quarter of fiscal 2001.

         The effective tax rate for the first six months of fiscal 2001 was 39.5 percent, as compared with 37.0 percent for the six months ended September 26, 1999. The increase in the rate for the current year is primarily due to non-deductible goodwill related to the acquisition of Wyman-Gordon.


         RESULTS OF OPERATIONS BY SEGMENT - COMPARISON BETWEEN SIX MONTHS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999

         Investment Cast Products

         Investment Cast Products' sales were $560.8 million for the first six months of fiscal 2001 compared to $460.8 million in the same period last year. Operating income for the segment improved by 29.3 percent, from $75.3 million a year ago to $97.4 million in fiscal 2001. The increase in sales was due to the addition of Wyman-Gordon's casting operations, which was acquired in the third quarter of last year, the rapid growth of the industrial gas turbine market and the improvement of aircraft engine sales. In addition, sales of airframe components and aluminum castings are starting to have an impact on top-line growth.

         Operating margins were favorably impacted by the strong market conditions, specifically in the industrial gas turbine market. Operating margins were also higher than the first six months of fiscal 2000 as a result of the realization of synergies related to the acquisition of Wyman-Gordon.

         Forged Products

         Forged Products' sales amounted to $301.2 million for the first six months of fiscal 2001, with operating income of $45.7 million. Since this segment consists entirely of operations purchased as part of the Wyman-Gordon acquisition in the third quarter of fiscal 2000, there are no comparative six-month results. Forged Products, which serves the same major markets as Investment Cast Products, is also experiencing the recovery in its aerospace business as well as increased demand in the industrial gas turbine market. The increased volume coupled with higher productivity, and manufacturing and administrative synergies related to the acquisition of Wyman-Gordon, have contributed to strong operating margins in this segment.

         Fluid Management Products

         Fluid Management Products' sales rose from $148.6 million for the first six months of fiscal 2000 to $152.6 million this year, an increase of
         2.7 percent. Operating income declined, moving from $11.0 million last year to $5.9 million for the first half of fiscal 2001. The sales improvement is due to higher sales in the construction and industrial gas turbine markets coupled with acquisitions completed in the latter half of fiscal 2000. Operating margins were adversely impacted by lower sales in the oil and gas market, pricing and volume issues in Europe and ramp-up costs related to anticipated volume increases.

         Industrial Products

         Industrial Products reported sales of $101.3 million for the first half of fiscal 2001 as compared to last year's sales of $107.5 million, a
         5.8 percent decrease. Operating income decreased $2.0 million to $4.6 million in the first half of this year from $6.6 million a year ago. Pricing pressures in the machine tool market remain intense, particularly in Europe as a result of intense competition from Asian manufacturers. Lower sales in the pulp and paper market, which traditionally has higher margins than the other markets in the Industrial Products segment, has negatively impacted both top and bottom-line performance. Restructuring efforts in Europe, which were started in the fourth quarter of last year and have continued this year, have started to provide cost improvements.

         CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

         Total assets of $2,493.2 million at October 1, 2000 represented a $77.5 million increase from the $2,415.7 million balance at April 2, 2000. Total capitalization at October 1, 2000, was $1,906.5 million, consisting of $1,085.7 million of debt and $820.8 million of equity. The debt-to-capitalization ratio reduced from 58 to 57 percent over the same quarter from a year ago.

         Cash from earnings for the six months ended October 1, 2000 of $110.8 million, plus cash of $6.2 million from the sale of common stock through stock option exercises was less than cash requirements which consisted of $49.4 million for increased working capital, $37.7 million for business acquisitions, $34.1 million for capital expenditures, and $4.4 million for dividends. The cash shortfall was funded by $15.4 million of net borrowings resulting in an ending cash balance of $20.2 million, up $2.6 million from fiscal 2000 year end. Management believes that the Company can fund the requirements for working capital, capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.

         FORWARD-LOOKING STATEMENTS

         Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, energy and general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; successful introduction of new products; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

         PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of Shareholders on August 16, 2000.

                  (b) The Shareholders voted as follows on the following matters:

                           1. Election of Directors. The voting results for each nominee is as follows:

                           Nominee                   Votes For          Votes Withheld
                           -------                   ---------          --------------
                           William C. McCormick      17,969,542         3,936,342
                           Vernon E. Oechsle         21,748,725           157,159

                           Mr. McCormick and Mr. Oechsle were elected to serve terms of three years.

                           2. The appointment of PricewaterhouseCoopers LLP as auditors of the Company was ratified by a count of 21,852,091 votes for, 15,657 votes withheld or against, and 38,136 votes abstaining.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibits

                  (11)     Computation of Per Share Earnings*
                  (27)     Financial Data Schedule

         * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 3 to the Consolidated Financial Statements in this Report. During September 2000, PCC effected a 2-for-1 stock split. All current and past financial information has been restated to reflect this.

                  b. Reports on Form 8-K
                     None



         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PRECISION CASTPARTS CORP.
                                                Registrant



         DATE:  November 14, 2000                    /s/  W.D. Larsson
                                                     -----------------
                                                W.D. Larsson
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)