Form 10-Q
period 2000-12-31
PRECISION CASTPARTS CORP
filed 2001-02-14
CIK 79958

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended December 31, 2000
Commission File No. 1-10348

Precision Castparts Corp.

An Oregon Corporation
IRS Employer Identification No. 93-0460598
4650 S.W. Macadam Avenue
Suite 440
Portland, Oregon 97201-4254
Telephone: (503) 417-4800

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No

    Number of shares of Common Stock, no par value, outstanding as of February 9, 2001: 51,219,063

    Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	12/31/00	12/26/99	12/31/00	12/26/99
Net sales	$580.4	$404.7	$1,696.3	$1,121.6
Cost of goods sold	453.0	315.7	1,322.5	872.3
Provision for restructuring and other	9.4	11.0	9.4	11.0
Selling and administrative expenses	52.2	44.2	159.8	119.1
Interest expense, net	20.5	11.8	61.6	24.8

Income before provision for income taxes	45.3	22.0	143.0	94.4
Provision for income taxes	18.9	9.3	57.5	36.1

Net income	$26.4	$12.7	$85.5	$58.3

Net income per common share (basic)	$0.53	$0.26	$1.72	$1.19

Net income per common share (diluted)	$0.51	$0.26	$1.68	$1.18

    Net income per common share data for the periods ended 12/26/99 have been restated for the effects of a 2-for-1 stock split in September, 2000.

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In millions)

	12/31/00	4/2/00
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34.2	$17.6
Receivables	377.3	330.7
Inventories	371.6	337.3
Prepaid expenses and other	17.8	23.7
Deferred income taxes	17.0	42.6

Total current assets	817.9	751.9

Property, plant and equipment, at cost	843.2	763.8
Less — Accumulated depreciation	(312.6)	(264.5)

Net property, plant and equipment	530.6	499.3
Goodwill, net	1,079.2	1,059.6
Deferred income taxes	53.0	33.9
Other assets	78.5	71.0

	$2,559.2	$2,415.7

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings	$153.0	$143.5
Long-term debt currently due	61.6	40.2
Accounts payable	177.5	152.8
Accrued liabilities	214.1	212.3
Income taxes payable	24.7	42.7

Total current liabilities	630.9	591.5

Long-term debt	880.5	884.5
Pension and other postretirement benefit obligations	115.5	113.9
Other long-term liabilities	62.1	51.9

Total liabilities	1,689.0	1,641.8

Shareholders' investment:
Common stock	51.1	49.2
Paid-in capital	185.7	157.6
Retained earnings	657.6	576.5
Cumulative translation adjustment	(24.2)	(9.4)

Total shareholders' investment	870.2	773.9

	$2,559.2	$2,415.7

    Equity at 4/2/00 has been restated for the effects of a 2-for-1 stock split in September, 2000.

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	12/31/00	12/26/99
Cash flows from operating activities:
Net income	$85.5	$58.3
Non-cash items included in income:
Depreciation and amortization	77.2	48.8
Deferred income taxes	3.2	(0.4)
Changes in operating working capital, excluding effects of acquisitions:
Receivables	(28.6)	3.2
Inventories	(19.7)	21.1
Payables, accruals and current taxes	(20.6)	(28.6)
Other, net	5.4	0.5

Net cash provided by operating activities	102.4	102.9

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(74.2)	(661.0)
Capital expenditures	(57.5)	(30.5)
Other, net	16.1	8.5

Net cash used by investing activities	(115.6)	(683.0)

Cash flows from financing activities:
Net change in short-term borrowings	8.7	428.2
Issuance of long-term debt	51.3	422.9
Payment of long-term debt	(40.9)	(256.0)
Proceeds from exercise of stock options	30.0	1.1
Cash dividends	(4.4)	(4.4)
Other, net	(14.9)	(2.7)

Net cash provided by financing activities	29.8	589.1

Net increase in cash and cash equivalents	16.6	9.0
Cash and cash equivalents at beginning of period	17.6	14.8

Cash and cash equivalents at end of period	$34.2	23.8

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	12/31/00	12/26/99	12/31/00	12/26/99
Net income	$26.4	$12.7	$85.5	$58.3
Other comprehensive income (expense):
Foreign currency translation adjustments	(0.8)	(2.9)	(14.8)	(2.7)

Total comprehensive income	$25.6	$9.8	$70.7	$55.6

See Notes to the Interim Consolidated Financial Statements on page 6.

Notes to the Interim Consolidated Financial Statements

(In millions, except share and per share data)

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

Fiscal 2001

    The Company completed two acquisitions during the third quarter. The valve division of Wouter Witzel Holland and its subsidiaries, Wouter Witzel GmbH located in Germany and Wouter Witzel UK Limited located in the UK, is a manufacturer of double-flanged and wafer butterfly valves and is operated as part of the Fluid Management Products segment. The purchase price of $13.8 million generated $2.4 million of goodwill, which is being amortized on a straight-line basis over 40 years.

    Drop Dies and Forgings Company, located in Cleveland, Ohio, renamed Wyman-Gordon Cleveland, is a manufacturer of both ferrous and non-ferrous forgings and is included in the operations of the Forged Products segment. The purchase price of $22.8 million generated $11.5 million of goodwill, which is being amortized on a straight-line basis over 40 years.

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

    Aero, the aerospace division of United Engineering Forgings is located in Lincoln, England. Aero, a manufacturer of forged aircraft engine discs, shafts and engine-mounting brackets has been renamed Wyman-Gordon Lincoln and is included in the operations of the Forged Products segment. The purchase price of $34.3 million generated $23.9 million of goodwill, which is being amortized on a straight-line basis over 40 years.

Fiscal 2000

    During the third quarter, PCC purchased 98% of the outstanding shares of common stock of Wyman-Gordon Company ("Wyman-Gordon") pursuant to a cash tender offer. PCC acquired the remaining outstanding shares of common stock of Wyman-Gordon pursuant to a merger on January 12, 2000. The transaction, financed from borrowings under Credit Agreements with Bank of America, N.A., as Agent, was valued at approximately $784.0 million, reflecting shares acquired in the tender offer and merger at $20 per share ($731.0 million), PCC's tender for and subsequent payment of Wyman-Gordon's 8% Senior Notes due 2007 ($150.0 million), less Wyman-Gordon's cash ($97.0 million). The transaction generated goodwill of approximately $571.0 million, amortized over 40 years. Wyman-Gordon, headquartered in Grafton, Massachusetts, is the market leader in high-quality, technologically advanced forgings for aircraft engine components, and is also a leading manufacturer of investment castings for the aerospace industry and forgings for the IGT and energy markets. Wyman-Gordon's casting businesses operate as part of the Investment Cast Products segment, and the forging businesses comprise the Forged Products segment.

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

Nine Months Ended 12/31/99
Sales	$1,535.3
Net income	$32.3
Net income per share:
Basic	$0.66
Diluted	$0.66

    During the third quarter, PCC acquired the stock of Valtaco, which is headquartered in Switzerland. Valtaco manufactures quarter-turn, three-piece ball valves and sells these valves along with complementary valve products through subsidiaries in Switzerland, Germany and Scotland. The purchase price of $7.0 million generated $4.2 million of goodwill, which is being amortized over 40 years. Valtaco operates as part of the Fluid Management Products segment.

    During the third quarter, PCC acquired the assets of Reiss Engineering, which is located in England. Reiss manufactures quarter-turn knife gate valves and operates as part of the Fluid Management Products segment. The purchase price of $2.7 million generated $1.9 million of goodwill, which is being amortized over 40 years.

    During the fourth quarter, PCC acquired the stock of Technova AG, headquartered in Switzerland, and its two subsidiaries. Technova AG manufactures high-performance engineered plastic or polymer lined valves for systems designed to handle corrosive and/or abrasive fluids and pure liquids. The subsidiaries are sales and distribution operations, which are located in Germany and the U.S. The purchase price of $14.0 million generated $8.0 million of goodwill, which is being amortized over 40 years. The Company also acquired a small U.S.-based distributor, MMG, for $0.3 million. Technova and MMG operate as part of the Fluid Management Products segment.

Dispositions

Fiscal 2001

    During the third quarter, the Company sold the assets of Scaled Composites, Inc. for $6.0 million. Scaled Composites was acquired as part of the acquisition of Wyman-Gordon and had been classified as an asset-held-for-sale. The disposition generated no gain or loss for the Company.

Fiscal 2000

    During the third quarter, pursuant to the FTC consent order, the Company divested the large cast parts operation of Wyman-Gordon.

    During the fourth quarter, the Company sold the titanium castings operation of Wyman-Gordon as required under the FTC Consent Order for $26.6 million. Prior to completing this transaction, the Company purchased the minority interest in the titanium casting operation from Titanium Metals Corporation (TIMET). In addition, during the fourth quarter, the Company sold the Water Specialties business for $12.7 million and the Penberthy business for $20.0 million. Water Specialties and Penberthy were considered to be non-core to the Fluid Management Products segment. These dispositions resulted in no significant gain or loss for the Company.

(3) Provision for Restructuring and Other

    During the third quarter of fiscal 2001, PCC recorded pre-tax charges of $9.4 million related to restructuring and other non-recurring items. A restructuring charge of $8.7 million was established for the write-off of the Company's investment in a joint venture in India ($4.8 million) and severance ($3.5 million) and other exit costs ($0.4 million) associated with the closure of a small aerospace repair operation within the Investment Cast Products segment and the repositioning of personnel from Scotland to a new machining plant in the Czech Republic within the Forged Products segment. The other non-recurring charges principally provided for the write-down of assets related to the closure and repositioning described above. The tax-effected impact of these charges totaled $6.4 million or $0.13 per share (diluted).

    During the third quarter of fiscal 2000, PCC recorded pre-tax charges of $11.0 million related to restructuring and other non-recurring items. A restructuring charge of $7.6 million was established principally for severance ($5.3 million) and other exit costs ($2.3 million) associated with the consolidation and downsizing of operations within the Industrial Products segment. The other non-recurring charges principally provided for the write-down of assets in the Investment Cast Products segment and the Industrial Products segment, partially offset by the favorable disposition of previous charges. The tax-effected impact of these charges totaled $6.4 million, or $0.13 per share (diluted), restated for the effects of a two-for-one stock split in September, 2000.

(4) Earnings Per Share

	Three Months Ended
	12/31/2000		12/26/1999
	Basic	Diluted	Basic	Diluted
Net income	$26.4	$26.4	$12.7	$12.7

Average shares outstanding	49.9	49.9	49.0	49.0
Common shares issuable	—	1.5	—	0.2

Average shares outstanding assuming dilution	49.9	51.4	49.0	49.2

Net income per common share	$0.53	$0.51	$0.26	$0.26

	Nine Months Ended
	12/31/2000		12/26/1999
	Basic	Diluted	Basic	Diluted
Net income	$85.5	$85.5	$58.3	$58.3

Average shares outstanding	49.6	49.6	49.0	49.0
Common shares issuable	—	1.3	—	0.2

Average shares outstanding assuming dilution	49.6	50.9	49.0	49.2

Net income per common share	$1.72	$1.68	$1.19	$1.18

(5) Segment Information

    With the acquisition of Wyman-Gordon, management has reorganized the Company's business segments. Financial results are now reported in four segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. The Investment Cast Products segment includes PCC Structurals, Inc., PCC Airfoils, Inc., and the Wyman-Gordon Castings businesses. The Forged Products segment includes all of the forging businesses of Wyman-Gordon. The Fluid Management Products segment includes all of the businesses of PCC Flow Technologies, Inc. The

Industrial Products segment includes PCC Specialty Products, Inc., J&L Fiber Services, Advanced Forming Technology, Inc., and STW Composites, Inc.

	Three Months Ended		Nine Months Ended
	12/31/2000	12/26/1999	12/31/2000	12/26/1999
Net sales
Investment Cast Products	$298.7	$230.4	$859.5	$691.2
Forged Products	151.3	48.1	452.5	48.1
Fluid Management Products	77.4	69.5	230.0	218.1
Industrial Products	53.0	56.7	154.3	164.2

Consolidated net sales	$580.4	$404.7	$1,696.3	$1,121.6

Operating income
Investment Cast Products	$54.1	$37.9	$151.5	$113.2
Forged Products	24.0	5.5	69.7	5.5
Fluid Management Products	3.4	2.4	9.3	13.4
Industrial Products	0.2	2.1	4.8	8.7
Corporate expense	(6.5)	(3.1)	(21.3)	(10.6)

Operating income	75.2	44.8	214.0	130.2
Provision for restructuring and other	9.4	11.0	9.4	11.0
Interest expense, net	20.5	11.8	61.6	24.8

Consolidated income before provision for income taxes	$45.3	$22.0	$143.0	$94.4

(6) Financing Arrangements

    During the first quarter of fiscal 2001, the 8.75% Notes due fiscal 2005 issued under Rule 144A with registration rights were exchanged for 8.75% Notes due 2005 as registered under the Securities Act of 1933, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations—Comparison Between Three Months Ended December 31, 2000 and December 26, 1999

    Sales of $580.4 million for the third quarter of fiscal 2001 were up 43 percent from $404.7 million in the same quarter last year. Operating income of $75.2 million was up 68 percent from $44.8 million in the third quarter last year. Net income was $26.4 million after restructuring, or $0.51 per share (diluted), up nearly 108 percent from fiscal 2000's third quarter net income after restructuring of $12.7 million, or $0.26 per share (diluted), restated to reflect the two-for-one stock split effective September 21, 2000.

    The results for the quarter included restructuring and other non-recurring charges of $9.4 million, or $0.13 per share (diluted). A restructuring charge of $8.7 million was established for the write-off of the Company's investment in a joint venture in India ($4.8 million) and severance ($3.5 million) and other exit costs ($0.4 million) associated with the closure of a small aerospace repair operation within the Investment Cast Products segment and the repositioning of personnel from Scotland to a new machining plant in the Czech Republic within the Forged Products segment. The other non-recurring charges principally provided for the write-down of assets related to the closure and repositioning described above. Excluding these charges, net income per share would have been $0.64 (diluted).

    Net interest expense for the third quarter of fiscal 2001 was $20.5 million, as compared with $11.8 million for the third quarter last year. The higher expense was primarily due to increased debt levels used to fund the acquisition of Wyman-Gordon in fiscal 2000 and the five acquisitions completed during fiscal 2001.

    The effective tax rate for the third quarter of fiscal 2001 was 41.7 percent, as compared with 42.3 percent for the third quarter last year. The higher rate in the third quarter of fiscal 2000 was due to the cumulative effect of the nondeductible goodwill generated by the acquisition of Wyman-Gordon.

Results of Operations by Segment—Comparison Between Three Months Ended December 31, 2000 and December 26, 1999

    Results of operations by segment discussed below exclude restructuring and other non-recurring charges.

Investment Cast Products

    Results for the Investment Cast Products segment reflected sales of $298.7 million for the third quarter of fiscal 2001, $68.3 million higher than the $230.4 million of sales in the third quarter of fiscal 2000. Operating income for the segment improved by 43 percent, from $37.9 million in the third quarter a year ago to $54.1 million in fiscal 2001. The increase in sales was due to the addition of Wyman-Gordon's casting operations acquired in the third quarter of fiscal 2000, and the rapid growth in the industrial gas turbine market. The favorable operating income resulted from the higher sales level coupled with higher margins related to the IGT programs.

Forged Products

    Revenue for the Forged Products segment increased to $151.3 million, compared to $48.1 million for the third quarter of 2000, while operating income of $24.0 million was up $18.5 million from $5.5 million in the third quarter last year. This segment consists entirely of operations purchased as part of the Wyman-Gordon acquisition in the third quarter of fiscal 2000 and the acquisition of Wyman-Gordon Lincoln in the first quarter of fiscal 2001. As a result, the third quarter of fiscal 2000 only had five weeks of results from operations, as compared to a full quarter's results in fiscal 2001. This segment's sales and operating income have improved consecutively each quarter since being acquired in November 1999. This improvement is attributable to the strong growth in the industrial gas turbine market, strong sales of extruded seamless pipe for the power generation and deep-sea drilling markets, and the acquisition of Wyman-Gordon Lincoln during the first quarter of fiscal 2001. The segment's operating income also continues to improve as a result of significant cost savings realized after the Company's acquisition of Wyman-Gordon.

Fluid Management Products

    The Fluid Management Products segment's results for the quarter reflected sales of $77.4 million, $7.9 million higher than the $69.5 million in the third quarter of last year. Operating income of $3.4 million was $1.0 million higher than last year's third quarter results of $2.4 million. This segment continues to anticipate renewed capital spending from its oil and gas customers and has positioned itself well in advance of this recovery with long-term sourcing contracts. In the meantime, strong power generation, drilling, and municipal markets, as well consolidation of acquired businesses in Europe, have been contributed to the segment's sales and operating performance.

Industrial Products

    Sales for the third quarter of fiscal 2001 were $53.0 million, $3.7 million lower than last year's sales of $56.7 million. Operating income for the quarter was $0.2 million or $1.9 million lower than last year's third quarter results of $2.1 million. PCC Specialty Products experienced poor performance at Pittler and Eldorado, and other businesses are experiencing the results of a weakness in the automotive and general industrial market place. Competitive pressures and weak foreign currencies exerted a negative effect on J&L Fiber Services' sales and operating income for the quarter. On the other hand, Advanced Forming Technology once again contributed solid results as the business expands its customer base and improves the productivity of its three innovative manufacturing processes.

Consolidated Results of Operations—Comparison Between Nine Months Ended December 31, 2000 and December 26, 1999

    Sales of $1,696.3 million for the first nine months of fiscal 2001 were up 51 percent from $1,121.6 million in the same period last year. Operating income of $214.0 million was up 64 percent from $130.2 million in fiscal 2000. Net income was $85.5 million, or $1.68 per share (diluted), for the first nine months of fiscal 2001, compared with net income of $58.3 million, or $1.18 per share (diluted) in the same period last year. Fiscal 2000 share data has been restated to reflect the 2-for-1 stock split effective September 2000.

    Net interest expense for the nine months ended December 31, 2000 was $61.6 million, as compared with $24.8 million for the nine months ended December 26, 1999. The higher expense reflects higher debt levels primarily due to the acquisition of Wyman-Gordon in the third quarter of fiscal 2000, coupled with the acquisitions completed in the first and third quarter of 2001.

Investment Cast Products

    Investment Cast Products' sales were up 24 percent for the first nine months of fiscal 2001 at $859.5 million, compared to $691.2 million for the same period last year. Operating income for the segment improved by 34 percent, from $113.2 million a year ago to $151.5 million in fiscal 2001. The increase in sales was due to the addition of Wyman-Gordon's casting operations, which were acquired in the third quarter of last year, the rapid growth of the industrial gas turbine market and the improvement of aircraft engine sales. Sales of airframe and aluminum castings are also starting to have an impact on top-line growth. Operating margins were favorably impacted by the strong market conditions coupled with the realization of synergies related to the acquisition of Wyman-Gordon.

Forged Products

    The Forged Products segment produced sales of $452.5 million, a significant increase over sales of $48.1 million at this same time last year. Operating income of $69.7 million at December 31, 2000 reflects a $64.2 million improvement over the $5.5 million reported at December 26, 1999. This segment consists entirely of operations purchased as part of the Wyman-Gordon acquisition in the third quarter of fiscal 2000 and the acquisition of Wyman-Gordon Lincoln in the first quarter of fiscal 2001, thus fiscal 2000's results only include five weeks of comparative data. Forged Products, which serves the same major markets as Investment Cast Products, is also experiencing the recovery of its aerospace business as well as increased demand in the industrial gas turbine markets. Operating margins have been favorably impacted by the higher volume, high productivity and the realization of synergies associated with the acquisition of Wyman-Gordon in the third quarter of fiscal 2000.

Fluid Management Products

    Fluid Management Products' sales increased from $218.1 million for the first nine months of fiscal 2000 to $230.0 million this year, an increase of 5 percent. The sales improvement is due to higher sales in the construction, municipal and industrial gas turbine markets. Operating income declined, moving from $13.4 million last year to $9.3 million for the first nine months of fiscal 2001. The segment's operating margins continue to be adversely affected by weakness in the oil and gas industry, soft market conditions in the general industrial sector, pricing and volume issues in Europe and ramp-up costs related to anticipated volume increases.

Industrial Products

    Industrial Products reported sales of $154.3 million for the first nine months of fiscal 2000 as compared to last year's sales of $164.2 million. Operating income decreased $3.9 million to $4.8 million in the first nine months of this year from $8.7 million a year ago. Pricing pressures in the machine tool market remain intense, particularly in Europe, due to the continued influence of Asian competition. Lower sales in the pulp and paper market, which traditionally have higher margins than the other markets in the Industrial Products segment, have negatively impacted both top and bottom-line performance.

Changes in Financial Condition and Liquidity

    Total assets of $2,559.2 million at December 31, 2000, represented an increase of $143.5 million from the $2,415.7 million balance at April 2, 2000 primarily due to the five acquisitions completed during the fiscal 2001. Total capitalization at December 31, 2000, was $1,965.3 million, consisting of $1,095.1 million of debt and $870.2 million of equity. The debt-to-capitalization ratio was 56 percent compared with 58 percent at the end of the prior fiscal year.

    Cash from earnings for the nine months ended December 31, 2000 of $165.9 million, plus cash of $30.0 from the sale of common stock through stock option exercises was less than cash requirements which consisted of $74.2 million for business acquisitions, $63.5 million for increased working capital, $57.5 million for capital expenditures, and $4.4 million for dividends. The cash shortfall was funded by $19.1 million of net borrowings resulting in an ending cash balance of $34.2 million, up $16.6 million from fiscal 2000 year end.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    a. Exhibits

    (10)  Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent

    (11)  Computation of Per Share Earnings*

*
Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 4 to the Consolidated Financial Statements in this Report. During September 2000, PCC effected a 2-for-1 stock split. All current and past financial information has been restated to reflect this.

    b. Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant
DATE: February 14, 2001	/s/ W.D. LARSSON W.D. Larsson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Precision Castparts Corp. and Subsidiaries Consolidated Statements of Income (Unaudited) (In millions, except per share data)
Precision Castparts Corp. and Subsidiaries Consolidated Balance Sheets (In millions)
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In millions)
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited) (In millions)
Notes to the Interim Consolidated Financial Statements (In millions, except share and per share data)
FORWARD-LOOKING STATEMENTS
SIGNATURES