Form 10-K
period 2001-04-01
PRECISION CASTPARTS CORP
filed 2001-06-12
CIK 79958

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 1, 2001
or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No. 1-10348

PRECISION CASTPARTS CORP.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0460598 (IRS Employer Identification No.)
4650 S.W. Macadam Ave., Suite 440 Portland, OR 97201 (Address of principal executive offices)	97201-4254 (Zip Code)

Registrant's telephone number, including area code: (503) 417-4800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, without par value	New York Stock Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of voting stock held by non-affiliates of the registrant as of June 6, 2001, was $2,408,714,164.

   As of the close of business on June 6, 2001, Registrant had 51,501,265 shares of Common Stock, without par value, outstanding.

Documents Incorporated by Reference

   Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp." for the year ended April 1, 2001, is incorporated by reference in Parts II and IV and appended hereto.

   Portions of the Registrant's Proxy Statement to be filed in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

    Precision Castparts Corp. is a worldwide manufacturer of complex metal components and products. We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. In addition, we have expanded into the power generation, structural airframe, fluid management, industrial metalworking tools and machines and other metal products markets. Wyman-Gordon Company ("Wyman-Gordon" or "WGC"), which we acquired in November 1999, is a market leader in high-quality, technologically advanced forgings for aircraft engines and a leading manufacturer of investment castings for the aerospace industry and forgings for the power generation and oil & gas and other energy markets.

Products and Markets

    We manufacture complex metal components and products in four principal business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. Each of these four business segments is described below.

Investment Cast Products

    Our Investment Cast Products segment includes our subsidiaries PCC Structurals, PCC Airfoils and the Wyman-Gordon Castings operations. These three operations manufacture investment castings for aircraft engines, IGT engines, airframes, medical prostheses and other industrial applications primarily in the aerospace and power generation markets.

    The Investment Cast Products segment accounted for approximately 51 percent of our sales in fiscal 2001.

Investment Castings

    We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every available jet aircraft engine program in production or under development by our key customers. We are leveraging our experience and expertise in complex structural and airfoil investment castings to manufacture castings for industrial gas turbine ("IGT") and aeroderivative engines used for electric power generation, and we have expanded into the structural airframe market. In addition, we make investment castings for use in the automotive, medical prosthesis, satellite launch vehicle and general industrial markets.

    Investment casting technology involves a technical, multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process begins with the creation of a wax pattern of the part to be cast, along with pathways through which molten metal flows into the ceramic mold. A ceramic shell is then formed around the wax pattern, followed by removal of the wax from the ceramic shell by melting and draining the wax. Finally, molten metal is poured into the ceramic shell, the shell is removed after the metal cools and the part undergoes final processing and inspection.

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

    The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. Beginning in 1995, demand for aerospace investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. However, during fiscal 1999, demand decreased in the commercial aerospace market as worldwide aircraft production reached its peak. The decrease in demand was due in part to a decline in wide-body aircraft orders for the Asian market, where depressed economic conditions curbed spending for new aircraft. This decreased demand continued through fiscal 2000, but the market rebounded in fiscal 2001 due, in part, to increased demand for wide-body aircraft from Asian airlines and growing demand in the regional jet engine market.

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

    The following table identifies major jet aircraft engines currently in production that incorporate investment castings produced by us.

	GE	Pratt & Whitney	Rolls-Royce	Joint Ventures
Boeing
MD-90				V2525, V2528
717				BR715(1)
737-NG				CFM56-7(2)
747-400	CF6-80C2	PW4000, 4056	RB211-524G/H
757-200/300		PW2037, 2040, 2043	RB211-535E4
757-PF		PW2040, 2042, 2043
767-200/300/400 ER	CF6-80C2	PW4000, 4052, 4056, 4060	RB211-524H
777-200/300/X	GE90	PW4084, 4090, 4098	Trent 800, 8104
C-17		F117
F-15		F100
F-18	F404, F414
Airbus Industrie
A300-600/B2/B4	CF6-80C2	PW4158
A310-200/300	CF6-80C2	PW4152, 4156A
A318		PW6122, 6162		CFM56-5B8/9(2)
A319/A320/A321				CFM56-5A/B(2) V2500, V2522, V2524, V2527, V2530, V2533(3)
A330-200/300	CF6-80E1	PW4168	Trent 768, 772B
A340-200/300				CFM56-5C(2)
A340-500/600			Trent 553, 556
Lockheed Martin
F-16	F110	F100
F-22		F119
Bombardier
CRJ700	CF34-8C1
Embraer
ERJ 190	CF34-10E, CF34-8E
ERJ 170	CF34-8E
ERJ 135-140-145			AE3007
Fairchild Dornier
D928	CF34-10
328JET		PW306
(1)
Represents engines produced by Roll-Royce Deutschland, Ltd., a joint venture between BMW and Rolls-Royce.

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

    We believe that trends in the manufacturing of aircraft jet engines will continue to increase our revenue per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of its considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. However, we have developed the necessary technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs. We manufacture structural investment castings for all three jet aircraft engines used on the Boeing 777 aircraft, and we are the sole supplier of structural investment castings for the GE90 jet engine. We also manufacture the intermediate case and the tail bearing housing for the new Rolls-Royce Trent series of engines. These are the largest structural investment castings for jet aircraft engines in the world.

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

    As engine sizes grow to generate greater thrust for larger aircraft, the turbine sections of these engines must work harder and burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with DS and SX blades. The DS and SX cast airfoils we build, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures. SX cast airfoils are used in both new and redesigned engines, particularly in jet engines used in military applications, where performance requirements are higher and blade life is shorter than in commercial engines.

    The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft, the frequency of engine repairs and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine's airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on the engine's time in service and the expected life of the airfoil casting. Based upon information from our major customers, we believe that approximately half of our aerospace sales of cast airfoils are used as replacement parts.

IGT Castings

    In fiscal 1994, we began to focus on the manufacture of airfoil castings for IGT engines. We targeted this market because (1) the performance and reliability standards we have developed in the manufacture of aerospace airfoil castings are applicable to the manufacture of IGT airfoils, (2) the worldwide market for IGT airfoils is large (approximately $1 billion) and growing, and (3) there are a small number of suppliers in this market. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aircraft-derivative gas turbine engines, which are also used for power generation, as well as other industrial and military land and marine-based applications.

    IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by us for the aerospace market. Because of their size, IGT airfoils are more difficult to cast than smaller aerospace airfoils with the same properties.

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

Forged Products

    We are among the leading manufacturers of forged products for the aerospace, power generation and oil & gas and other energy markets. Our Forged Products segment, which was added as a result of our acquisition of Wyman-Gordon, consists of the forging operations of Wyman-Gordon. Forged Products' aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales from manufacturers of landing gear and other airframe components. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products.

    The Forged Products segment accounted for approximately 27 percent of our sales in fiscal 2001.

    We manufacture components from sophisticated titanium and nickel alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wingspans, engine mounts, struts, wing hinges, wing and tail flaps and housings. These parts may be made of titanium, steel or other alloys. We provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and gas turbine engines, and include shafts, cases and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems for nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

    Our forging business, which employs six different manufacturing processes, involves heating titanium, steel, or high-temperature nickel alloys, and then shaping it through pressing or extrusion, using hydraulic presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The six manufacturing processes are summarized below:

Open-Die Forging—In this process, the metal is pressed between dies that never completely surround the metal, thus allowing it to be observed during the process. This manufacturing method is used to create relatively simple, preliminary shapes to be processed further by closed-die forging.

Closed-Die Forging—Closed-die forging involves pressing heated metal into required shapes and sizes determined by machined impressions in specially prepared dies that completely surround the metal. This process allows the metal to flow more easily within the die cavity and, thus, produces forgings with superior surface finish and tighter tolerances, with enhanced repeatability of the part shape.

Hammer Forging—This is a form of closed-die forging which uses multiple impact blows to shape a component between specially contoured dies. Forging hammers can be classified into two main types: single action and counterblow. Wyman-Gordon Lincoln's counterblow hammers, which couple upper and lower ram movement to produce the impact forces required for large components, can offer improved near-net-shape capability compared to conventional press forging. Hammer forging is one of the oldest forging processes; however, computer-controlled technology has enabled the process to meet modern manufacturing requirements.

Conventional/Multi-Ram—The closed-die, multi-ram process, which is employed on our 20,000 and 30,000 ton presses, enables us to produce complex forgings with multiple cavities, such as valve bodies, in a single heating and pressing cycle. Dies may be split on either a vertical or a horizontal plane, and shaped punches may be operated by side rams, piercing rams or both. This process also optimizes grain flow and uniformity of deformation and reduces machining requirements.

Isothermal Forging—Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. Because the dies may oxidize at these elevated temperatures, this process is performed in a vacuum or inert gas atmosphere. Our isothermal press produces near-net shape components, requiring less machining by our customers.

Extrusion—The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48 inches and a wall thickness from 0.5 inches up to 7 inches for applications in the power generation and oil and gas industry, including tension leg platforms, riser systems and production manifolds. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered materials can be compacted and extruded into forging billets with this press.

    We believe that we are the world leader in producing forged rotating components for use in jet aircraft engines. These parts are forged from purchased ingots that are converted to billets in our cogging presses and from metal powders (primarily nickel alloys) that are produced, consolidated and extruded into billets entirely in our own facilities.

Fluid Management Products

    The Fluid Management Products segment includes all of the businesses within our subsidiary, PCC Flow Technologies. We entered the fluid management sector in fiscal 1997 with the acquisition of the NEWFLO Corporation. Subsequent acquisitions, which have included Crown Pumps, OIC Valves, Baronshire Engineering, Environment/One, TBV, Sterom, Reiss Engineering, MMG, Valtaco, Technova, ConVey and Wouter Witzel, have enabled PCC Flow Technologies to further expand its product lines and markets.

    The Fluid Management Products segment accounted for approximately 14% of our sales in fiscal 2001.

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

Valves

    We manufacture and market specialty industrial and general purpose valves, fittings and flanges, principally for the chemical, refining, energy, pulp and paper and marine markets. Our valve products consist primarily of multi-turn industrial valves, check valves, quarter-turn industrial ball and plug valves, double-block-and-bleed valves, dual-expanding plug valves, four-way diverter valves and valve operators, stainless steel butterfly valves, double flanged and wafer butterfly valves, corrosion-resistant titanium ball valves and double-eccentric heavy-duty valves. Many of our valves are manufactured under contract by ISO 9000-qualified offshore suppliers to precise industry and end-user standards. The valve designs are developed and modified by our engineering staff for particular applications as determined by market conditions and end-user applications. We market our valve products under several brand names, including General Valve, NEWCO, TECHNO, Barber, TBV, OIC, Sterom, Reiss, Technova, ConVey and Wouter Witzel. We believe our General Valve positive shut-off, double-block-and-bleed valve and our Technocheck hinged check valves are among the most technologically advanced products of these types sold in the fluid control market.

Pumps

    We manufacture and market a complete line of general purpose and specialty pumps for power, cogeneration, geothermal, municipal, residential and industrial (including petroleum, chemical, mining, marine, and pulp and paper) applications. We also supply repair parts and provide service for pumps. Our pump products consist primarily of single-suction and double-suction centrifugal pumps, submersible and non-clog pumps, booster pump systems, vertical turbine, mixed-flow and axial-flow pumps and grinder pumps. We are one of the few pump manufacturers that produce large vertical pumps over 36 inches in diameter. The capacities of certain of our pumps extend up to heads of 3,400 feet and flows up to 230,000 gallons per minute. We market our pump products under several brand names, including Johnston, PACO, Crown and E/One. We believe our Johnston vertical turbine pumps, our PACO booster systems and "Smart Pumps," and our E/One low-pressure sewer systems are among the leading products of these types sold in the fluid handling market.

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

Industrial Products

    The Industrial Products segment includes our subsidiaries PCC Specialty Products, J&L Fiber Services, Advanced Forming Technology ("AFT") and STW Composites. PCC Specialty Products manufactures both a broad range of cold-forming header and threader tools, gundrills and machines for vertical and horizontal boring, fastener production and gundrilling, principally for automotive and other applications. Our tooling business includes product lines manufactured by Reed-Rico®, Astro Punch® and Eldorado. Our machines business includes product lines manufactured by PCC Olofsson, Reed-Rico®, Hartford, Eldorado, Fastener Engineers Group and Lewis Machines. J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-molded, metal-matrix-composite, and ThixoFormed™ components for numerous industrial applications. STW Composites designs and manufactures composite components principally for aerospace applications.

    The Industrial Products segment accounted for approximately 8 percent of our sales in fiscal 2001.

    We maintain leading positions in our served markets for industrial metalworking tools, and we have strong market positions in the manufacture of metalworking machines for general industrial markets. We entered these markets in March 1995 with the acquisition of Quamco, Inc. Since that time, we have increased our presence in the industrial metalworking tools and machines markets with two additional acquisitions. The acquisitions of Olofsson and Astro Punch®, acquired in fiscal 1997, complemented our capabilities as a leading manufacturer of highly engineered industrial metalworking tools and machines. In fiscal 1998, we acquired J&L Fiber Services, Inc., a manufacturer of metal refiner plates and screen cylinders for the pulp and paper industry. In fiscal 2000, we acquired STW Composites as part of our acquisition of Wyman-Gordon.

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

Metalworking Machines

    We design, manufacture and distribute several types of metalworking machines primarily for the automotive industry. Our industrial metalworking machines include threading machines and attachments, gundrilling machines, computer-controlled specialized machine systems for boring and turning applications and wire processing machines. Our threading machines and attachments are used to form a variety of threaded parts and fasteners.

Refiner Plates and Screen Cylinders

    We are the world leader in the design, manufacture and sale of refiner plates to the pulp and paper production markets. Refiner plates, which are highly engineered metal castings, are an integral part of the wood pulping process. Refiner plates separate wood chips into component fibers as pulp is transported through the system. The design of the refiner plate affects the ultimate quality of the paper produced. In addition, we manufacture conventional and rebuildable screen cylinders. Screen cylinders are metal filtering devices that separate the usable wood fiber from undesirable elements in the pulp slurry mix. We also rebuild refiner equipment that is used in the pulping process. More than 95 percent of J&L Fiber Services' sales are derived from replacement parts.

Metal-Injection-Molded, Metal-Matrix-Composite, and ThixoFormed™ Components

    We are the largest producer of powdered metal parts manufactured by a metal-injection-molding ("MIM") process. In addition, we manufacture advanced technology, lightweight, net-shape, metal-matrix-composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure-infiltration-casting process. We have also expanded into ThixoForming™, an advanced technology alternative to conventional die casting in which materials such as magnesium are injected in a semi-solid (thixotropic) state into a mold under vacuum conditions. The result is a high-density, complex component with superior materials properties and precise dimensional tolerances as compared to a die-cast part. We believe these businesses have the potential for rapid growth and complement our core competencies in metals, precision metalworking and the management of complex manufacturing processes.

    The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous industries, including computer peripherals, medical instruments, electronics, automotive, power tools and firearms. Metal-matrix-composite parts, which have high thermal conductivity and tightly controlled thermal expansion characteristics, are used in electronic applications that require heat dissipation and are used in automotive, telecommunication, aerospace and computer products. ThixoFormed™ components are used in automotive, electronic and other consumer products. We believe our broad range of products and high standards of craftsmanship offer growth opportunities in numerous industry applications.

Carbon and Glass Fiber Composites

    We design and manufacture a wide variety of low-cost carbon and glass fiber composite components and assemblies such as replacement wing panels, wind tunnel blades and interior panels for the general aviation and commercial aircraft industries. In addition, we perform engineering design, FAA certification and assembly of lightweight aircraft.

Sales and Distribution

    The Company sells its complex metal components and products into six major market areas: aerospace, power generation, oil & gas and other energy, machine tools, pulp and paper and general industrial and other. The percentage of sales to these markets is shown below for fiscal years 2001, 2000 and 1999.

Fiscal 2001
Sales $2,326.3 million

54%	Aerospace
21%	Power Generation
6%	Oil & Gas and Other Energy
4%	Machine Tools
3%	Pulp and Paper
12%	General Industrial and Other

Fiscal 2000
Sales $1,673.7 million

50%	Aerospace
15%	Power Generation
7%	Oil & Gas and Other Energy
8%	Machine Tools
4%	Pulp and Paper
16%	General Industrial and Other

Fiscal 1999
Sales $1,471.9 million

51%	Aerospace
10%	Power Generation
7%	Oil & Gas and Other Energy
9%	Machine Tools
5%	Pulp and Paper
18%	General Industrial and Other

    Our sales to the aerospace market of $1,258.0 million in fiscal 2001 increased 51 percent from $835.9 million in fiscal 2000. Sales to the aerospace market as a percentage of total net sales also increased from 50 percent in fiscal 2000 to 54 percent in fiscal 2001, reflecting a strong aerospace market, coupled with the impact of a full year of results from Wyman-Gordon.

    Our sales of investment castings and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers. Industrial metalworking tools, industrial metalworking machines and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Our fluid management products and services are also sold by a direct sales and marketing staff, and through a worldwide network of independent sales representatives and distributors. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.

Major Customers

    The Investment Cast Products and Forged Products segments had net sales to General Electric, United Technologies and Rolls-Royce as follows (amounts in millions):

	Fiscal
	2001	2000	1999
General Electric	$502.7	$263.6	$162.2
United Technologies	$189.1	$152.2	$139.8
Rolls-Royce	$182.7	$104.7	$116.9

    The Forged Products segment included $234.7 million, $41.4 million and $63.7 million of the net sales to General Electric, United Technologies and Rolls-Royce, respectively, in fiscal 2001, and $66.3 million, $9.6 million and $16.4 million, respectively, in fiscal 2000. The remaining sales to these customers are attributable to the Investment Cast Products segment. No other customer accounted for more than 10 percent of net sales.

Backlog

    The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $1,587.0 million as of April 1, 2001, $1,322.2 million as of April 2, 2000, and $719.9 million as of March 28, 1999. The majority of the backlog is for sales to aerospace customers in the Investment Cast Products and Forged Products segments. The significant increase in fiscal 2001 backlog is primarily due to growing demand in the aerospace sector.

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

    In the Investment Cast Products segment, our principal competitor is Howmet International, Inc. ("Howmet"), a subsidiary of Alcoa Inc. Howmet produces stainless steel, superalloy, aluminum and titanium investment castings principally for the aerospace and IGT markets. Although we are the market leader for cast airfoils used in jet aircraft engines, Howmet is believed to hold in excess of 50 percent of the total market for cast airfoils, principally due to its substantial position in the IGT market. We believe that Howmet is capable of producing structural castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. Many other companies throughout the world also produce stainless steel, superalloy, aluminum or titanium investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.

    In the Forged Products segment, our largest competitors are Ladish Co., Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Corporation and Schultz Steel Company for aerospace structural products, and Mannesmann A.G. and Sumitomo Corporation for energy products. In the future, we may face increased competition from international companies as customers seek lower cost sources of supply.

    International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where "offset" or "local content" requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. We continue to strive to maintain competitive advantages with high quality products, low cost manufacturing, excellent customer service and delivery, and expertise in engineering and production.

    In the Fluid Management Products and Industrial Products segments, we compete with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

Research and Development

    We maintain separate research and development departments at PCC Structurals, PCC Airfoils, Wyman-Gordon and PCC Flow Technologies. The research and development effort at these locations is directed at the scientific aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $7.1 million in fiscal 2001, $6.2 million in fiscal 2000, and $4.0 million in fiscal 1999, with the majority of the amounts attributable to the Investment Cast Products and Fluid Management Products segments. A substantial amount of our technological capability is the result of engineering work and experimentation performed in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

    At April 1, 2001, we employed 14,288 people, including 8,534 people in the Investment Cast Products segment, 2,192 people in the Forged Products segment, 2,270 people in the Fluid Management Products segment, 1,264 people in the Industrial Products segment and 28 people in corporate functions. Approximately 28 percent of these employees are affiliated with unions or covered by collective bargaining agreements. The Company is expected to negotiate ten union contracts or collective bargaining agreements affecting 21 percent of the workforce during fiscal 2002. Management believes that labor relations in the Company have generally been satisfactory.

Patents and Trade Secrets

    From time to time, we seek U.S. and foreign patent protection on certain of our processes and products. We have also federally registered several of our trademarks in the U.S. We do not view patents or trademarks as materially important to our business as a whole. We also have rights and obligations under various license agreements. We receive no significant royalty income from patents.

Materials & Supplies

    We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used in our investment castings and forged products. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of the tool-grade steel we use may also be subject to variation in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations

    We purchase products from and supply products to businesses located outside the U.S. Certain risks are inherent in international operations, including the risk of government financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. We have been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire businesses that complement our core competencies, have strong growth prospects and maintain leading positions in their respective market niches. Information with respect to sales and assets by geographic area is incorporated herein by reference to the "Notes to Consolidated Financial Statements" in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

Environmental Compliance

    We are subject to federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. We conduct our operations at industrial sites where hazardous materials have been managed for many years, including periods before careful management of these materials was required or generally believed to be necessary. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. It is likely that we will be subject to increasingly stringent environmental standards in the future (particularly under air quality laws, water quality laws and toxic use reduction programs) and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We own properties or conduct or have conducted operations at properties, including properties acquired in recent acquisitions, which have been contaminated with hazardous substances and for which further investigation and remediation is likely to be necessary.

    Our financial statements include reserves for future costs arising from environmental issues relating to these properties and our operations. Our actual future expenditures, however, for installation of and improvements to environmental control facilities, remediation of environmental conditions at our properties and other similar matters cannot be conclusively determined. At April 1, 2001, we had accrued aggregate environmental reserves of $34.2 million, which included reserves of $27.1 million for Wyman-Gordon environmental matters. Although we have recorded these reserves for environmental matters, we cannot ensure that these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or related liabilities and the cost of claims that may be asserted by such authorities or private parties in the future with respect to matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

    The reserves cover expected cleanup expenses for: Wyman-Gordon's Worcester, Massachusetts facility, which is substantially closed and is expected to be sold; remediation projects at Wyman-Gordon's facilities in Houston, Texas, North Grafton/Millbury, Massachusetts, Groton, Connecticut and Buffalo, New York; potential liability at a closed facility in Bad Axe, Michigan; potential liability in connection with our PCC Structurals plant in Portland, Oregon; commitments to the Romanian government with respect to the Sterom, S.A. plant; and various former plants and disposal sites that we do not own.

    We believe the Company's most significant potential environmental liabilities are associated with the Wyman-Gordon facility in North Grafton, Massachusetts. Pursuant to an agreement between Wyman-Gordon and the U.S. Air Force in connection with Wyman-Gordon's acquisition of the North Grafton facility in 1982, Wyman-Gordon agreed to make expenditures for environmental management and remediation at that site, of which less than $2.0 million remained as of April 1, 2001. These expenditures will not resolve Wyman-Gordon's obligations to federal and state regulatory authorities, which are not party to the agreement. We expect to incur an additional amount to comply with federal and state environmental requirements in connection with the investigation and remediation of contamination at the North Grafton facility. The North Grafton site is located in an area where regional groundwater has been impacted with a number of contaminants, including chlorinated solvents. The Massachusetts Department of Environmental Protection ("MADEP") also has asked Wyman-Gordon to investigate contamination in a brook and pond near the facility. Pursuant to a license from the Atomic Energy Commission, Wyman Gordon disposed of magnesium thorium alloys, which are low-level radioactive waste, at the North Grafton facility.

    We, together with numerous other parties, have been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites: Salco Disposal Site, Monroe, Michigan; Operating Industries, Monterey Park, California (for which Wyman-Gordon's insurer has been paying defense costs); Casmalia Resources Site, Casmalia, California; PSC Resources, Palmer, Massachusetts; Pasco County Landfill, Pasco, Washington (for which our insurers have been paying defense costs); the Western Processing Site, Kent, Washington; and the Gemme/Fournier site, Leicester, Massachusetts (for which Wyman-Gordon's insurer has been paying defense costs). We have asserted indemnity and insurance claims for some of these sites and expect to recover a portion of our losses for these sites.

    We, or our subsidiaries, also have potential liability associated with former facilities. The current owner of a former Arwood facility in Rockleigh, New Jersey has asserted claims for contamination at that property; Wyman-Gordon is entitled to indemnity of one half the amount of this claim from an escrow account established by Arwood Corporation, from which Wyman-Gordon acquired certain operations. In 1999, PCC Specialty Products, Inc. sold its former Merriman facility in Hingham, Massachusetts. PCC Specialty Products, Inc. made commitments to the new owner and the MADEP to undertake certain remedial action with respect to contamination at this facility. In February 2000, PCC Flow Technologies, Inc. sold its Penberthy operations in Prophetstown, Illinois. PCC Flow Technologies, Inc. is obligated to the landlord and the new owner of the Penberthy business to undertake certain investigation and remedial action at this former facility. We, or our subsidiaries, also have potential liability for contamination at other former facilities where we do not believe our liability will be material.

    Wyman-Gordon has notified its insurer of potential liabilities at its various facilities and has asserted that it is entitled to recover its costs under various historic insurance policies. We also have notified our insurers of potential liabilities associated with the PCC Structurals facility in Portland, Oregon. Although we believe we are entitled to coverage for a substantial portion of our remediation costs at these sites, we do not yet know whether or to what extent our insurers will contest the claims.

    On January 10, 2000, the State of Connecticut filed a complaint against Wyman-Gordon Investment Casting, Inc. in the Superior Court Judicial District of Hartford, Connecticut. The complaint alleges various violations by Wyman-Gordon's Groton, Connecticut facility of its wastewater discharge permit during the years 1995 through 1998. The complaint does not allege any violations after 1998 or that any of the violations are ongoing.

Forward-Looking Statements

    Information included within this annual report describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, oil & gas and other energy, machine tool, pulp and paper and other general industrial cycles; the relative success of the Company's entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of energy, materials and supplies; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 2. PROPERTIES

    Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities
		Leased	Owned	Total
Executive & Corporate Offices
Domestic	1	16,200	—	16,200
Foreign	—	—	—	—
Investment Cast Products
Domestic	25	368,100	2,226,600	2,594,700
Foreign	4	141,000	323,000	464,000
Forged Products
Domestic	7	—	3,076,800	3,076,800
Foreign	4	259,800	448,300	708,100
Fluid Management Products
Domestic	27	378,400	893,600	1,272,000
Foreign	23	195,100	713,200	908,300
Industrial Products
Domestic	15	251,200	855,100	1,106,300
Foreign	1	2,900	—	2,900
Total Company
Domestic	75	1,013,900	7,052,100	8,066,000
Foreign	32	598,800	1,484,500	2,083,300

Total	107	1,612,700	8,536,600	10,149,300

    We continue to expand our manufacturing capacity to meet anticipated market demand for our products. See "Management's Discussion and Analysis," in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 3. LEGAL PROCEEDINGS

    For a description of claims relating to environmental matters, see "Item 1. Business—Environmental Compliance."

    Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will have no significant effect on our consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT(a)

Name	Officer Since	Age	Position Held With the Registrant
William C. McCormick	(b) 1985	67	Chairman and Chief Executive Officer
William D. Larsson	(c) 1980	56	Senior Vice President and Chief Financial Officer
Peter G. Waite	(d) 1980	57	Executive Vice President and President—PCC Airfoils
Mark Donegan	(e) 1992	44	Executive Vice President and President—Wyman-Gordon
Willy L. Verbrugghe	(f) 2001	50	Executive Vice President and President—PCC Flow Technologies
Gregory M. Delaney	(g) 1998	46	Executive Vice President and President—PCC Specialty Products
Russell P. Gould	(h) 2000	44	Senior Vice President and President—PCC Structurals
Armand F. Lauzon Jr.	(i) 2000	44	Senior Vice President and Vice President—Castings of Wyman—Gordon Company
Roger A. Cooke	(j) 2000	53	Vice President—Regulatory and Legal Affairs and Secretary
Shawn R. Hagel	(k) 1997	36	Vice President, Corporate Controller and Assistant Secretary
Geoffrey A. Hawkes	(l) 1999	42	Vice President, Treasurer and Assistant Secretary
Mark R. Roskopf	(m) 1999	39	Vice President—Corporate Taxes and Assistant Secretary
Byron J. Gaddis	(n) 2000	44	Vice President and Chief Information Officer

a)
The officers serve for a term of one year and until their successors are elected.

b)
Elected Chairman in 1994, Chief Executive Officer in 1991 and Director in 1986.

  Served as President from 1985-1997 and Chief Operating Officer from 1985-1991.

c)
Elected Vice President—Finance in 1980. Named Vice President and Chief Financial Officer in 1993. Elected Senior Vice President in 2000.

d)
Elected Executive Vice President and President—PCC Airfoils in 1986.

e)
Elected Executive Vice President in 1992. Named President—Wyman-Gordon in 1999. Previously served as President—PCC Structurals.

f)
Elected Executive Vice President and President—PCC Flow Technologies in 2001. Prior to joining PCC, he was President of the Motions Control Group of Kollmorgen, a subsidiary of Danaher Corporation.

g)
Elected Executive Vice President and President—PCC Specialty Products in 1998. Prior to joining PCC, he was President of the Wiegand Industrial Division of Emerson Electric.

h)
Elected Senior Vice President and President—PCC Structurals in 2000. Previously served as President—PCC Small Structurals Business Operation.

i)
Elected Senior Vice President and Vice President—Castings—Wyman-Gordon Company in 2000. Previously served as Division Vice President—PCC Airfoils.

j)
Elected Vice President—Regulatory and Legal Affairs and Secretary in 2000. Prior to joining PCC, he was Executive Vice President, Regulatory and Legal Affairs and Secretary at Fred Meyer, Inc.

k)
Elected Corporate Controller and Assistant Secretary in 1997 and Vice President in 2000. Previously served as Corporate Financial Reporting Manager.

l)
Elected Treasurer and Assistant Secretary in 1999 and Vice President in 2000. Prior to joining PCC, he was Director of Risk Management at Electronic Data Systems Corporation.

m)
Elected Director of Corporate Taxes and Assistant Secretary in 1999 and Vice President—Corporate Taxes in 2000. Prior to joining PCC, he was Director, International Tax at Case Corporation.

n)
Elected Chief Information Officer and Vice President in 2000. Previously served as Director of Airframe Development and Research and Development at PCC Structurals.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of April 1, 2001 there were 5,691 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for the Registrant's Common Stock and Related Stockholder Matters, including dividends, is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" and the "Quarterly Financial Information" in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp." We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA

    Information with respect to Selected Financial Data is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

    Information included in "Management's Discussion & Analysis" in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp." describing the segments relating to projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace and general industrial cycles; the relative success of our entry into new markets, including the rapid ramp-up of production for industrial gas turbine and airframe components; competitive pricing; the availability and cost of materials and supplies; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to the "Summary of Significant Accounting Policies," "Fair Value of Financial Instruments," and "Financing

Arrangements" notes in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

Interest Rate Risk

    As discussed in the "Summary of Significant Accounting Policies" and "Financing Arrangements" notes in Exhibit 13, the Company was committed to an interest rate swap on floating debt at April 1, 2001 and April 2, 2000. If market rates had averaged 10 percent higher than actual levels in either fiscal 2001 or fiscal 2000, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swap contracts and interest rate cap, would not have been material.

Foreign Currency Risk

    The majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the "Summary of Significant Accounting Policies" note, the Company had several foreign currency hedges in place at April 1, 2001 and April 2, 2000 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 2001 or fiscal 2000.

Material Cost Risk

    As discussed in the "Summary of Significant Accounting Policies" note, the Company had entered into agreements to hedge the purchase price of strategic raw materials at April 1, 2001 and April 2, 2000. If market rates had averaged 10 percent higher than actual levels in either fiscal 2001 or 2000, the effect on the Company's cost of sales and net earnings, after considering the effects of the hedge agreements, would not have been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in our Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4 of this document.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees" in the Proxy Statement to be filed for the 2001 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

    The following financial statements, incorporated by reference from Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp.," are filed as part of this report.

(a)(2)  Financial Statement Schedule

    The following schedule is filed as part of this report:

    Schedule II—Valuation and Qualifying Accounts

    Report of Independent Accountants on Financial Statement Schedule

(a)(3)  Exhibits

(3)A	—	Restated Articles of Incorporation of Precision Castparts Corp. as amended (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 10, 1999.) (File number 1-10348)
(3)B	—	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9, 2000) (File number 1-10348)
(4)A	—	Indenture dated December 17, 1997 between Bank One Trust Company, N.A. (successor in interest to the First National Bank of Chicago) as Trustee and Precision Castparts Corp. (Incorporated herein by reference to Exhibit (4)A in the Form 10-K filed June 26, 1998.) (File number 1-10348)
(4)B	—	Officers' Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 in the Form S-4 filed March 31, 2000.) (File number 333-33764)
(4)C	—	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998) (File No. 1-10348)
(10)B	—	Precision Castparts Corp. Non-Employee Directors' Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)C	—	Precision Castparts Corp. 1994 Stock Incentive Plan as amended (Incorporated herein by reference to Appendix A in Registrant's June 28, 1999 Proxy Statement.) (File number 1-10348)
(10)D	—	Precision Castparts Corp. Non-Employee Directors' Deferred Compensation Plan dated January 1, 1995 (As Amended Through Amendment No. 4)
(10)E	—	Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995 (as Amended Through Amendment No. 5)
(10)F	—	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit (10)G in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)H	—	Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp.
(10)I	—	Precision Castparts Corp. Supplemental Executive Retirement Program 1998 Restatement, dated January 1, 1998 (As Amended by Amendment No. 1)
(10)J	—	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, As Amended
(10)K	—	Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party Hereto arranged by Banc of America Securities LLC. (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 11, 1999.) (File number 1-10348)
(10)M	—	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp.
(10)N	—	Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
(11)	—	Calculation of Earnings Per Share for the Year Ended April 1, 2001*
(13)	—	Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp. for the Year Ended April 1, 2001
(21)	—	Subsidiaries of Precision Castparts Corp.

(23)	—	Consent of Independent Accountants

(b) Reports on Form 8-K

    On October 30, 2000, the Company filed Form 8-K to provide an overview of the Company's business as presented at an industry conference.

(c) See a(3) above.

(d) See a(2) above.

*
Information required to be presented in Exhibit 11 is incorporated herein by reference to the "Earnings per Share" note in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undrsigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.
By:	/s/ WILLIAM C. MCCORMICK William C. McCormick Chairman of the Board, Director and Chief Executive Officer

Dated: June 12, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
As officers or directors of PRECISION CASTPARTS CORP.
/s/ WILLIAM C. MCCORMICK William C. McCormick	Chairman of the Board, Director and Chief Executive Officer	June 12, 2001
/s/ WILLIAM D. LARSSON William D. Larsson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2001
/s/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	June 12, 2001
/s/ DEAN T. DUCRAY Dean T. Ducray	Director	June 12, 2001
/s/ DON R. GRABER Don R. Graber	Director	June 12, 2001
/s/ VERNON E. OECHSLE Vernon E. Oechsle	Director	June 12, 2001

/s/ BYRON O. POND Byron O. Pond	Director	June 12, 2001
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	June 12, 2001
/s/ J. FRANK TRAVIS J. Frank Travis	Director	June 12, 2001

SCHEDULE II

PRECISION CASTPARTS CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended
(000's Omitted)

Column A	Column B	Column C			Column D		Column E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period
Deducted from assets to which they apply:
Reserve for doubtful accounts:
March 28, 1999	$3,800	$500		$300	$1,200	[1]	$3,400

April 2, 2000	$3,400	$2,700		$4,300	$900	[1]	$9,500

April 1, 2001	$9,500	$700		$2,600	$3,400	[1]	$9,400

Deferred tax asset valuation allowance:
March 28, 1999	$1,500	$1,200	[2]	$—	$—		$2,700

April 2, 2000	$2,700	$—		$5,600	$1,400	[3]	$6,900

April 1, 2001	$6,900	$—		$—	$4,600	[4]	$2,300

1
Write off of bad debts.

2
Establishment of valuation allowances on capital-loss carry-forwards or operating loss carry-forwards.

3
Utilization of tax benefits under capital-loss or operating loss carry-forwards.

4
Reduction of valuation reserves associated with business acquisitions.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.

    Our audits of the consolidated financial statements referred to in our report dated May 2, 2001 appearing in the 2001 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
May 2, 2001

INDEX TO EXHIBITS

(3)A	—	Restated Articles of Incorporation of Precision Castparts Corp. as amended (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 10, 1999.) (File number 1-10348)
(3)B	—	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9, 2000) (File number 1-10348)
(4)A	—	Indenture dated December 17, 1997 between Bank One Trust Company, N.A. (successor in interest to the First National Bank of Chicago) as Trustee and Precision Castparts Corp. (Incorporated herein by reference to Exhibit (4)A in the Form 10-K filed June 26, 1998.) (File number 1-10348)
(4)B	—	Officers' Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 in the Form S-4 filed March 31, 2000.) (File number 333-33764)
(4)C	—	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998) (File No. 1-10348)
(10)B	—	Precision Castparts Corp. Non-Employee Directors' Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)C	—	Precision Castparts Corp. 1994 Stock Incentive Plan as amended (Incorporated herein by reference to Appendix A in Registrant's June 28, 1999 Proxy Statement.) (File number 1-10348)
(10)D	—	Precision Castparts Corp. Non-Employee Directors' Deferred Compensation Plan dated January 1, 1995 (As Amended Through Amendment No. 4)
(10)E	—	Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995 (as Amended Through Amendment No. 5)
(10)F	—	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit (10)G in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)H	—	Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp.
(10)I	—	Precision Castparts Corp. Supplemental Executive Retirement Program 1998 Restatement, dated January 1, 1998 (As Amended by Amendment No. 1)
(10)J	—	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, As Amended
(10)K	—	Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party Hereto arranged by Banc of America Securities LLC. (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 11, 1999.) (File number 1-10348)
(10)M	—	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp.
(10)N	—	Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
(11)	—	Calculation of Earnings Per Share for the Year Ended April 1, 2001*
(13)	—	Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp. for the Year Ended April 1, 2001
(21)	—	Subsidiaries of Precision Castparts Corp.

(23)	—	Consent of Independent Accountants

*
Information required to be presented in Exhibit 11 is incorporated herein by reference to the "Earnings per Share" note in Exhibit 13, the "Financial Section of the 2001 Annual Report to Shareholders of Precision Castparts Corp."

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
SCHEDULE II
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
INDEX TO EXHIBITS