Form 10-Q
period 2001-07-01
PRECISION CASTPARTS CORP
filed 2001-08-15
CIK 79958

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended July 1, 2001
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

Yes     X     No

    Number of shares of Common Stock, no par value, outstanding as of August 8, 2001: 51,524,522

    Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	7/1/01	7/2/00
Sales	$638.8	$549.5
Cost of goods sold	500.3	427.6
Selling and administrative expenses	53.6	54.1
Interest expense, net	18.0	20.6

Income before provision for income taxes	66.9	47.2
Provision for income taxes	26.4	18.9

Net income	$40.5	$28.3

Net income per common share (basic)(1)	$0.79	$0.57

Net income per common share (diluted)(1)	$0.77	$0.57

(1)
Per share data for the three months ended 7/2/00 have been restated to reflect a two-for-one stock split effective September 2000.

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In millions)

	(Unaudited) 7/1/01	4/1/01
ASSETS
Current assets:
Cash and cash equivalents	$21.3	$40.1
Receivables	400.4	398.0
Inventories	403.8	363.3
Prepaid expenses	19.1	17.9
Deferred income taxes	44.8	41.8

Total current assets	889.4	861.1

Property, plant and equipment, at cost	886.2	861.6
Less—accumulated depreciation	(342.4)	(326.8)

Net property, plant and equipment	543.8	534.8

Goodwill, net	1,067.9	1,073.7
Deferred income taxes	15.7	15.6
Other assets	87.5	87.7

	$2,604.3	$2,572.9

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings	$154.7	$152.8
Long-term debt currently due	61.2	61.4
Accounts payable	220.3	199.7
Accrued liabilities	194.3	226.3
Income taxes payable	32.3	21.3

Total current liabilities	662.8	661.5

Long-term debt	828.0	838.5
Pension and other postretirement benefit obligations	140.8	132.0
Other long-term liabilities	38.0	39.1

Total liabilities	1,669.6	1,671.1

Shareholders' investment:
Common stock	51.5	51.3
Paid-in capital	196.0	191.6
Retained earnings	734.5	695.5
Accumulated comprehensive loss	(47.3)	(36.6)

Total shareholders' investment	934.7	901.8

	$2,604.3	$2,572.9

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	7/1/01	7/2/00
Cash flows from operating activities:
Net income	$40.5	$28.3
Non-cash items included in income:
Depreciation and amortization	25.5	26.0
Deferred income taxes	(3.0)	0.1
Changes in operating working capital, excluding effects of acquisitions:
Receivables	(1.0)	3.1
Inventories	(39.7)	(12.0)
Payables, accruals and current taxes	(5.0)	(14.5)
Other	5.8	2.9

Net cash provided by operating activities	23.1	33.9

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(0.3)	(37.7)
Capital expenditures	(29.8)	(14.5)
Other	6.3	4.0

Net cash used by investing activities	(23.8)	(48.2)

Cash flows from financing activities:
Net change in short-term borrowings	0.2	8.0
Issuance of long-term debt	46.8	23.3
Repayment of long-term debt	(57.5)	(0.5)
Proceeds from exercise of stock options	4.6	0.9
Cash dividends	(1.5)	(1.4)
Other	(10.7)	(5.9)

Net cash (used) provided by financing activities	(18.1)	24.4

Net (decrease) increase in cash and cash equivalents	(18.8)	10.1
Cash and cash equivalents at beginning of period	40.1	17.6

Cash and cash equivalents at end of period	$21.3	$27.7

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended
	7/1/01	7/2/00
Net income	$40.5	$28.3
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	(5.9)	(5.9)
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change	(4.9)	—
Net change from periodic revaluations	(0.5)	—
Net amount reclassified to income	0.6	—

Net unrealized loss on derivatives	(4.8)	—

Total comprehensive income	$29.8	$22.4

See Notes to the Interim Consolidated Financial Statements on page 6.

Notes to the Interim Consolidated Financial Statements
(In millions, except per share data)

(1) Basis of Presentation

    The interim consolidated financial statements have been prepared by Precision Castparts Corp. ("PCC" or the "Company"), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

    ConVey Engineering, located in Germany, is a manufacturer of double-eccentric heavy-duty valves that was acquired as a complementary line of the Fluid Management Products segment. The purchase price of $0.5 million generated $0.5 million of goodwill, which is being amortized on a straight-line basis over 40 years.

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

(3) Earnings Per Share

	Three Months Ended
	7/1/01		7/2/00
	Basic	Diluted	Basic	Diluted
Net Income	$40.5	$40.5	$28.3	$28.3

Average shares outstanding	51.4	51.4	49.4	49.4
Common shares issuable	—	1.0	—	0.6

Average shares outstanding assuming dilution	51.4	52.4	49.4	50.0

Net income per common share	$0.79	$0.77	$0.57	$0.57

(4) Derivatives and Hedging Activities

    Effective April 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' investment (as a component of accumulated other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in an unrecognized loss of $4.9 million as a cumulative effect adjustment of accumulated other comprehensive income relating to cash flow hedges discussed below. Of the $4.8 million loss relating to derivative activity remaining in accumulated comprehensive income at July 1, 2001, approximately $4.5 million is expected to be transferred to net earnings during fiscal 2002 when the forecasted transactions actually occur. No material gains or losses due to ineffectiveness were recognized in the quarter ended July 1, 2001.

    The Company holds and issues derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and changes in commodity prices and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. In the normal course of business, the Company executes the following types of hedge transactions:

    Fair Value Hedges

    The Company has sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

    Cash Flow Hedges

    The Company has variable rate debt obligations that expose the Company to interest rate risk. PCC has entered into an interest rate swap to eliminate this risk on a portion of this debt. The notional amount of the swap decreases through September 2005 as this debt is repaid. The Company also purchases natural gas for its operations under variable price contracts. In order to hedge against increases in the price of natural gas, the Company has entered into commodity swaps for a portion of its anticipated purchases. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for the period ended July 1, 2001, are recognized in current period earnings.

    The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

(5) New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes rules governing business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes rules governing the treatment of recognized goodwill and other intangible assets. The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002. PCC is currently evaluating this standard and the impact it will have on the consolidated financial statements.

(6) Segment Information

    The Company's operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. The Company's four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	7/1/01	7/2/00
Sales
Investment Cast Products	$333.1	$278.7
Forged Products	174.9	145.8
Fluid Management Products	88.2	75.3
Industrial Products	42.6	49.7

Consolidated sales	$638.8	$549.5

Operating income
Investment Cast Products	$59.9	$48.4
Forged Products	28.5	21.9
Fluid Management Products	2.4	2.6
Industrial Products	(2.0)	1.8
Corporate expense	(3.9)	(6.9)

Operating income	84.9	67.8
Interest expense, net	18.0	20.6

Consolidated income before provision for income taxes	$66.9	$47.2

(7) Subsequent Event

    On July 30, 2001, the Company was notified that Pittler Werkzeug-maschinen GmbH (the former PCC Pittler) had filed for insolvency under German bankruptcy laws. In February 2001, the Company issued a note in conjunction with the sale of PCC Pittler. The discounted note receivable, which is secured by all inventory, property and equipment of the former Pittler, had a balance of $11.2 million at July 1, 2001 and was included in other assets on the Company's consolidated balance sheet. In addition, PCC has guaranteed a credit line that was used by the former Pittler. This credit line was approximately $1.8 million at July 1, 2001. The Company's legal counsel is currently assessing the Company's exposure due to the former Pittler's insolvency filing. As a result, the Company is currently unable to reasonably estimate the amount of loss, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations—Comparison Between Three Months Ended July 1, 2001 and July 2, 2000

    Sales of $638.8 million for the first quarter of fiscal 2002 were up 16.3 percent from $549.5 million in the same quarter last year. Operating income of $84.9 million was up 25.2 percent from $67.8 million in the first quarter last year. Net income was $40.5 million, or $0.77 per share (diluted), up nearly 43.1 percent from fiscal 2001's first quarter net income of $28.3 million, or $0.57 per share (diluted), restated to reflect the two-for-one stock split effective September 2000.

    Net interest expense for the first quarter of fiscal 2002 was $18.0 million, as compared with $20.6 million for the first quarter last year. The lower expense is primarily due to reduced debt levels combined with lower interest rates compared with the same quarter last year.

    The effective tax rate for the first quarter of fiscal 2002 was 39.5 percent compared with 40 percent for the first quarter last year. The decrease in the rate for the current year is primarily due to the impact of increased pre-tax profits relative to non-deductible expenses, as well as effective tax planning.

Results of Operations by Segment—Comparison Between Three Months Ended July 1, 2001 and July 2, 2000

    Investment Cast Products

    Investment Cast Products increased sales by 19.5 percent, from $278.7 million in the first quarter of fiscal 2001 to $333.1 million this year. Operating income for the segment improved by 23.8 percent, from $48.4 million in the first quarter a year ago to $59.9 million in fiscal 2002. The increase in sales was due to strong growth in the power generation market and favorable conditions in the aerospace market. The favorable operating income reflected leverage from the higher sales level coupled with higher margins related to IGT programs.

    Forged Products

    Forged Products' sales amounted to $174.9 million for the quarter, with an operating income of $28.5 million, compared with sales of $145.8 million and an operating income of $21.9 million in the first quarter of fiscal 2001. Forged Products, which serves the same major markets as Investment Cast Products, also benefited from the growth in the power generation market and continued strength in the aerospace sector. Sales of forgings for large industrial gas turbine and aeroderivative engines, as well as sales of extruded pipe for powerplant installations, have increased. The improved operating income reflected leverage from the higher sales level and continued cost savings at Wyman-Gordon resulting from both higher productivity and manufacturing and administrative synergies.

    Fluid Management Products

    Fluid Management Products' sales improved slightly from $75.3 million in the first quarter of fiscal 2001 to $88.2 million this year. Operating income declined from $2.6 million last year to $2.4 million in the first quarter of this year. The sales increase was due to improved sales in the power generation, petroleum exploration/processing and municipal wastewater markets. The decline in operating income, however, was principally due to lower profits in Europe, where issues related to the integration of recent acquisitions negatively impacted the quarter.

    Industrial Products

    Industrial Products' sales of $42.6 million for the first quarter of fiscal 2002 declined from $49.7 million in the same period last year. Operating income fell from $1.8 million in the first quarter of fiscal 2001 to an operating loss of $2.0 million in the first quarter of this year. The decline in operating income was due to flat sales in the pulp and paper market, which traditionally has higher margins than other markets in the Industrial Products segment, coupled with continued weakness in the automotive sector.

Changes in Financial Condition and Liquidity

    Total assets of $2,604.3 million at July 1, 2001 represented a $131.2 million increase from the $2,473.1 million balance at July 2, 2000. Total capitalization at July 1, 2001, was $1,978.6 million, consisting of $1,043.9 million of debt and $934.7 million of equity. The debt-to-capitalization ratio was 53 percent compared with 54 percent at the end of the prior fiscal year.

    For the three months ended July 1, 2001, cash from earnings of $63.0 million plus $4.6 million from the sale of common stock through stock option exercises was less than cash requirements, which consisted of $39.9 million for increased working capital, $29.8 million for capital expenditures, $10.5 million for net debt repayments, $1.5 million for dividends and $0.3 million for business acquisitions. The net decrease in the quarter's cash resulted in an ending cash balance of $21.3 million, down $18.8 million from fiscal 2001 year end. Management believes that the Company can fund the requirements for capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits

  (11)
  Computation of Per Share Earnings*

    * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 3 to the Consolidated Financial Statements in this Report. During September 2000, PCC effected a two-for-one stock split. Accordingly, all prior financial information has been restated to reflect this event.

  b.
  Reports on Form 8-K

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant
DATE: August 15, 2001	/s/ W.D. LARSSON W.D. Larsson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)