Form 10-Q
period 2001-09-30
PRECISION CASTPARTS CORP
filed 2001-11-14
CIK 79958

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001

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

    Number of shares of Common Stock, no par value, outstanding as of November 8, 2001:  51,533,096

    Page 1 of 17 Pages

    Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/30/01	10/1/00
Net sales	$661.5	$566.4
Cost of goods sold	515.1	441.9
Selling and administrative expenses	59.6	53.5
Provision for restructuring and other	42.0	—
Interest expense, net	17.4	20.5

Income before provision for income taxes	27.4	50.5
Provision for income taxes	15.3	19.7

Net income	$12.1	$30.8

Net income per common share (basic)	$0.23	$0.62

Net income per common share (diluted)	$0.23	$0.61

	Six Months Ended
	9/30/01	10/1/00
Net sales	$1,300.3	$1,115.9
Cost of goods sold	1,015.4	869.5
Selling and administrative expenses	113.2	107.6
Provision for restructuring and other	42.0	—
Interest expense, net	35.4	41.1

Income before provision for income taxes	94.3	97.7
Provision for income taxes	41.7	38.6

Net income	$52.6	$59.1

Net income per common share (basic)	$1.02	$1.20

Net income per common share (diluted)	$1.00	$1.17

See Notes to the Interim Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	(Unaudited) 9/30/01	4/1/01
ASSETS
Current assets:
Cash and cash equivalents	$30.4	$40.1
Receivables	419.4	398.0
Inventories	410.0	363.3
Prepaid expenses	20.3	17.9
Deferred income taxes	46.7	41.8

Total current assets	926.8	861.1

Property, plant and equipment, at cost	924.7	861.6
Less—accumulated depreciation	(360.5)	(326.8)

Net property, plant and equipment	564.2	534.8

Goodwill, net	1,061.8	1,073.7
Deferred income taxes	17.9	15.6
Other assets	75.9	87.7

	$2,646.6	$2,572.9

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings	$154.3	$152.8
Long-term debt currently due	61.1	61.4
Accounts payable	235.3	199.7
Accrued liabilities	220.7	226.3
Income taxes payable	14.9	21.3

Total current liabilities	686.3	661.5

Long-term debt	820.0	838.5
Pension and other postretirement benefit obligations	142.0	132.0
Other long-term liabilities	43.9	39.1

Total liabilities	1,692.2	1,671.1

Shareholders' investment:
Common stock	51.5	51.3
Paid-in capital	196.3	191.6
Retained earnings	745.0	695.5
Accumulated comprehensive loss	(38.4)	(36.6)

Total shareholders' investment	954.4	901.8

	$2,646.6	$2,572.9

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/30/01	10/1/00
Cash flows from operating activities:
Net income	$52.6	$59.1
Non-cash items included in income:
Restructuring and other non-recurring charges	40.8	—
Depreciation and amortization	50.2	51.6
Deferred income taxes	(7.1)	0.1
Changes in operating working capital, excluding effects of acquisitions:
Receivables	(21.6)	(22.9)
Inventories	(49.8)	(21.7)
Payables, accruals and current taxes	5.7	(2.6)
Other	11.2	(2.2)

Net cash provided by operating activities	82.0	61.4

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(0.3)	(37.7)
Capital expenditures	(73.4)	(34.1)
Other	1.0	9.8

Net cash used by investing activities	(72.7)	(62.0)

Cash flows from financing activities:
Net change in short-term borrowings	(0.2)	7.9
Issuance of long-term debt	111.7	23.3
Repayment of long-term debt	(130.5)	(15.8)
Proceeds from exercise of stock options	4.9	6.2
Cash dividends	(3.1)	(4.4)
Other	(1.8)	(14.0)

Net cash (used) provided by financing activities	(19.0)	3.2

Net (decrease) increase in cash and cash equivalents	(9.7)	2.6
Cash and cash equivalents at beginning of period	40.1	17.6

Cash and cash equivalents at end of period	$30.4	$20.2

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In millions)

	Three Months Ended
	9/30/01	10/1/00
Net income	$12.1	$30.8
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	15.4	(8.1)
Unrealized gain (loss) on derivatives:
Net change from periodic revaluations	(7.9)	—
Net amount reclassified to income	1.3	—

Net unrealized loss on derivatives	(6.6)	—

Total comprehensive income	$20.9	$22.7

	Six Months Ended
	9/30/01	10/1/00
Net income	$52.6	$59.1
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	9.5	(14.0)
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change	(4.9)	—
Net change from periodic revaluations	(8.4)	—
Net amount reclassified to income	1.9	—

Net unrealized loss on derivatives	(11.4)	—

Total comprehensive income	$50.7	$45.1

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

(2)  Impact of the September 11, 2001 Terrorist Attacks

    On September 11, 2001, the United States was the target of terrorist attacks that involved the use of U.S. commercial aircraft, which include components manufactured by the Company. PCC has undertaken an assessment of costs it expects to incur in relation to the attacks and the resulting reduction in aircraft production schedules. These costs are not yet reasonably estimable due to the period of time required for resolution. The Company expects many of these costs to become estimable within the next three to six months and will recognize them as a separate component of earnings from operations. These costs are expected to relate principally to employee severance, impairment of assets, and certain other items.

(3)  Acquisitions of businesses

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

    ConVey Engineering, located in Germany, is a manufacturer of double-eccentric heavy-duty valves and is included in the Fluid Management Products segment. The purchase price of $0.5 million generated $0.5 million of goodwill, which is being amortized on a straight-line basis over 40 years.

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

(4)  Provision for restructuring and other

    During the second quarter of fiscal 2002, PCC recorded pre-tax charges of $42.0 million related to restructuring ($5.6 million) and other non-recurring items ($36.4 million) as part of an effort to restructure certain non-aerospace operations for enhanced profitability in future periods. The tax-effected impact of these charges totaled $29.4 million or $0.56 per share (diluted). As of September 30, 2001, approximately $12.4 million of the $42.0 million restructuring and non-recurring charges was classified in accrued liabilities.

    A restructuring charge of $5.6 million was established for employee severance ($2.1 million) and other exit costs ($3.5 million) associated with the consolidation of European valve production operations within the Fluid Management Products segment and the downsizing of operations within the Industrial Products Segment. Under these restructuring plans, the Company expects to terminate approximately 105 employees, or less than 1% of its workforce, by June 2002. The other exit costs included incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the restructuring plans.

    The non-recurring charges included $19.7 million for the write-down of the assets of an unprofitable business to net realizable value less exit costs. The business, which manufactures industrial products, is included in the Investment Cast Products segment and had sales of $3.7 million and $7.9 million in the three and six months ended September 30, 2001, respectively, and operating losses of $1.6 million and $3.3 million in the three and six months ended September 30, 2001, respectively. The assets written down primarily included accounts receivable, inventory, fixed assets and goodwill. Net realizable value was based on estimates of proceeds upon sale or collection of the assets. Non-recurring charges also included $12.6 million for the write-off of a note receivable, included in other assets, from a previously owned company that has declared bankruptcy. Non-recurring charges also included $4.1 million for an inventory write-down for a discontinued product line and other estimated costs associated with consolidating and downsizing operations within the Fluid Management Products and Industrial Products segments.

(5)  Earnings per share

	Three Months Ended
	9/30/01		10/1/00
	Basic	Diluted	Basic	Diluted
Net Income	$12.1	$12.1	$30.8	$30.8

Average shares outstanding	51.5	51.5	49.5	49.5
Common shares issuable	—	0.8	—	1.3

Average shares outstanding assuming dilution	51.5	52.3	49.5	50.8

Net income per common share	$0.23	$0.23	$0.62	$0.61

	Six Months Ended
	9/30/01		10/1/00
	Basic	Diluted	Basic	Diluted
Net Income	$52.6	$52.6	$59.1	$59.1

Average shares outstanding	51.5	51.5	49.4	49.4
Common shares issuable	—	0.9	—	1.1

Average shares outstanding assuming dilution	51.5	52.4	49.4	50.5

Net income per common share	$1.02	$1.00	$1.20	$1.17

(6)  Derivatives and hedging activities

    Effective April 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' investment (as a component of accumulated other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in an unrecognized loss of $4.9 million as a cumulative effect adjustment of accumulated other comprehensive income relating to cash flow hedges discussed below. Of the $11.4 million loss relating to derivative activity remaining in accumulated comprehensive income at September 30, 2001, approximately $7.5 million is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. No material gains or losses due to ineffectiveness were recognized in the quarter ended September 30, 2001.

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

Cash flow hedges

    The Company has variable rate debt obligations that expose the Company to interest rate risk. PCC has entered into an interest rate swap to eliminate this risk on a portion of its variable rate debt. The notional amount of the swap decreases through September 2005 as this debt is repaid. The Company also purchases natural gas for its operations under variable price contracts. In order to hedge against increases in the price of natural gas, the Company has entered into commodity swaps for a portion of its anticipated purchases. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for the period ended September 30, 2001, are recognized in current period earnings.

    The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

(7)  New accounting pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes rules governing business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 establishes rules governing the treatment of recognized goodwill and other intangible assets. The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002. PCC is currently evaluating this standard and the impact it will have on the consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for the Company for the fiscal year beginning April 1, 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for the fiscal year beginning April 1, 2002. The Company believes adoption of this standard will not have a material effect on its financial statements.

(8)  Segment information

    The Company's operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. The Company's four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	9/30/01	10/1/00
Net sales:
Investment Cast Products	$350.0	$282.1
Forged Products	177.0	155.4
Fluid Management Products	91.9	77.3
Industrial Products	42.6	51.6

Total net sales	$661.5	$566.4

Operating income (loss):
Investment Cast Products	$63.6	$49.0
Forged Products	29.5	23.8
Fluid Management Products	5.3	3.3
Industrial Products	(2.2)	2.8
Corporate expense	(9.4)	(7.9)

Total operating income	86.8	71.0
Provision for restructuring and other	42.0	—
Interest expense, net	17.4	20.5

Income before provision for income taxes	$27.4	$50.5

	Six Months Ended
	9/30/01	10/1/00
Net sales:
Investment Cast Products	$683.1	$560.8
Forged Products	351.9	301.2
Fluid Management Products	180.1	152.6
Industrial Products	85.2	101.3

Total net sales	$1,300.3	$1,115.9

Operating income (loss):
Investment Cast Products	$123.5	$97.4
Forged Products	58.0	45.7
Fluid Management Products	7.7	5.9
Industrial Products	(4.2)	4.6
Corporate expense	(13.3)	(14.8)

Total operating income	171.7	138.8
Provision for restructuring and other	42.0	—
Interest expense, net	35.4	41.1

Income before provision for income taxes	$94.3	$97.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated results of operations—comparison between three months ended September 30, 2001 and October 1, 2000

    Sales of $661.5 million for the second quarter of fiscal 2002 were up 16.8 percent from $566.4 million in the same quarter last year. Operating income of $86.8 million was up 22.3 percent from $71.0 million in the second quarter last year. Net income was $12.1 million after restructuring, or $0.23 per share (diluted), for the quarter, compared with net income of $30.8 million, or $0.62 per share (diluted) in the same quarter last year.

    During the second quarter of fiscal 2002, PCC recorded pre-tax charges of $42.0 million related to restructuring ($5.6 million) and other non-recurring items ($36.4 million) as part of an effort to restructure certain non-aerospace operations for enhanced profitability in future periods. Excluding these charges, net income per share for the second quarter of fiscal 2002 would have been $0.79 (diluted).

    A restructuring charge of $5.6 million was established for employee severance ($2.1 million) and other exit costs ($3.5 million) associated with the consolidation of European valve production operations within the Fluid Management Products segment and the downsizing of operations within the Industrial Products Segment. Under these restructuring plans, the Company expects to terminate approximately 105 employees, or less than 1% of its workforce, by June 2002. The other exit costs included incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the restructuring plans.

    The non-recurring charges included $19.7 million for the write-down of the assets of an unprofitable business to net realizable value less exit costs. The business, which manufactures products for the industrial market, is included in the Investment Cast Products segment and had sales of $3.7 million and $7.9 million in the three and six months ended September 30, 2001, respectively, and operating losses of $1.6 million and $3.3 million in the three and six months ended September 30, 2001, respectively. The assets written down primarily included accounts receivable, inventory, fixed assets and goodwill. Net realizable value was based on estimates of proceeds upon sale or collection of the assets. Non-recurring charges also included $12.6 million for the write-off of a note receivable, included in other assets, from a previously owned company that has declared bankruptcy. Non-recurring charges also included $4.1 million for an inventory write-down for a discontinued product line and other estimated costs associated with consolidating and downsizing operations within the Fluid Management Products and Industrial Products segments.

    The Company has not recorded any costs associated with the impact of the September 11, 2001 terrorist attacks. However, PCC is working closely with its commercial aircraft customers to understand how the reduced aircraft production schedules associated with these attacks will affect the Company's operations.

    Net interest expense for the second quarter of fiscal 2002 was $17.4 million, as compared with $20.5 million for the second quarter last year. The lower expense is primarily due to reduced debt levels combined with lower interest rates compared to the same quarter last year.

    The effective tax rate for the second quarter of fiscal 2002 was 55.8 percent, as compared with 39.0 percent for the second quarter last year. The higher tax rate was primarily due to the impact of the restructuring and other non-recurring charges, which realized tax benefits at a rate of 30% compared to the anticipated full-year effective tax rate of 39.8%, which excludes the impact of the restructuring charge. The lower tax rate associated with the restructuring and other non-recurring charges resulted from the non-deductibility of a goodwill write-off, coupled with reduced tax benefits from lower tax jurisdictions.

Results of operations by segment—comparison between three months ended September 30, 2001 and October 1, 2000

    The Company's operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. The Company's four reportable business segments are identified separately based on fundamental differences in their operations. Results of operations by segment exclude restructuring and other non-recurring charges.

Investment Cast Products

    Investment Cast Products increased sales in the second quarter of fiscal 2002 by 24.1 percent versus the same quarter last year from $282.1 million to $350.0 million. Operating income for the segment improved by 29.8 percent, from $49.0 million in the second quarter a year ago to $63.6 million in fiscal 2002. The increase in sales was due to strong growth in the industrial gas turbine and aeroderivative programs, which grew 57.0 percent from the second quarter of fiscal 2001 to the current quarter, coupled with further growth in machining and regional jet aircraft and engine castings sales. Overall, aerospace grew 20.5 percent quarter over quarter. The favorable operating income reflected leverage from the higher sales level as well as improved margins over the second quarter of last year associated with the industrial gas turbine programs.

    Although the Investment Cast Products segment is anticipating declines associated with commercial aerospace reductions, these declines should be partially offset by IGT sales, which are expected to rise significantly beginning in the fourth quarter of fiscal 2002 because of general growth in the sector and market share gains.

Forged Products

    Forged Products' sales amounted to $177.0 million for the quarter, an increase of 13.9 percent, compared to sales of $155.4 million in the second quarter of fiscal 2001. Operating income increased 23.9 percent from $23.8 million in the second quarter of fiscal 2001 to $29.5 million in the same quarter this year. Forged Products, which serves the same major markets as Investment Cast Products, also benefited from the growth in the power generation market. Sales of forgings for large industrial gas turbine and aeroderivative engines, as well as sales of extruded pipe for powerplant installations, have increased by more than 60.0 percent from the same quarter last year. The improved operating income reflected leverage from the higher sales level and continued cost savings at Wyman-Gordon resulting from both productivity and manufacturing improvements.

    Demand for seamless pipe is expected to remain strong as a result of the healthy power generation market. This demand should help to mitigate the impact of expected commercial aerospace reductions within the Forged Products segment.

Fluid Management Products

    Sales for the Fluid Management Products segment improved 18.9 percent from $77.3 million in the second quarter of fiscal 2001 to $91.9 million this year. Operating income increased 60.6 percent from $3.3 million last year to $5.3 million in the second quarter of this year. The sales increase was due to improved sales in the power generation and petroleum exploration/processing markets, especially internationally, coupled with improved sales in the municipal wastewater market and the expanding aftermarket services business. Operating margins were favorably impacted by the higher sales levels as well as cost reductions associated with reduced headcount.

    The restructuring activities within the Fluid Management segment should favorably impact operating performance in future periods. In addition, the segment should also receive top-line benefits associated with strong demand from the power generation and petroleum exploration/processing markets.

Industrial Products

    Industrial Products' sales of $42.6 million for the second quarter of fiscal 2002 declined $9.0 million, or 17.4 percent, from $51.6 million in the comparable prior year period. Operating income was a loss of $2.2 million in the second quarter of fiscal 2002, $5.0 million lower than the operating income of $2.8 million in the same period last year. The decline in sales and operating income was due to the continued impact of the downturn in the automotive and general industrial cycles, deterioration in the pulp manufacturing industry and softness in the electronics market. However, some market share gain has been achieved in the pulp and paper markets with increased acceptance of a new refiner control product.

    The Industrial Products segment will continue to be impacted by softness in the general industrial and automotive cycles, coupled with the recent downturn in the electronics market. Recent restructuring activities within this segment will help mitigate the impact of poor market conditions.

Consolidated results of operations—comparison between six months ended September 30, 2001 and October 1, 2000

    Sales of $1,300.3 million for the first six months of fiscal 2002 were up 16.5 percent from $1,115.9 million in the same period last year. Operating income of $171.7 million was up 23.7 percent from $138.8 million in fiscal 2001. Net income was $52.6 million, or $1.00 per share (diluted), for the first half of fiscal 2001, compared with net income of $59.1 million, or $1.17 per share (diluted) in the same period last year. As noted above, the results for the current year include restructuring and other non-recurring charges of $42.0 million. Excluding these charges, net income per share for the first six months of fiscal 2002 would have been $1.56 (diluted).

    Net interest expense for the six months ended September 30, 2001 was $35.4 million, as compared with $41.1 million for the same period last year. The lower expense is primarily due to reduced debt levels combined with lower interest rates compared to the same period last year.

    The effective tax rate for the first six months of fiscal 2002 was 44.2 percent, as compared with 39.5 percent for the six months ended October 1, 2000. The higher tax rate was primarily due to the impact of the restructuring and other non-recurring charges, which realized tax benefits at a rate of 30% compared to the anticipated full-year effective tax rate of 39.8%, which excludes the impact of the restructuring charge. The lower tax rate resulted from the non-deductibility of a goodwill write-off, coupled with reduced tax benefits from lower tax jurisdictions.

Results of operations by segment—comparison between six months ended September 30, 2001 and October 1, 2000

Investment Cast Products

    Investment Cast Products' sales increased 21.8 percent to $683.1 million for the first six months of fiscal 2002 from $560.8 million in the same period last year. Operating income for the segment improved by 26.8 percent, from $97.4 million a year ago to $123.5 million in fiscal 2002. The increase in sales was due to strong growth in the power generation market, which grew by 48.2 percent, and favorable conditions in the aerospace market, up 19.4 percent from the first six months of last year and higher medical sales. The favorable operating income reflected leverage from the higher sales level coupled with improved operating performance that resulted in higher margins related to the industrial gas turbine programs.

Forged Products

    Forged Products' sales amounted to $351.9 million for the first six months of fiscal 2002, a 16.8 percent increase as compared to sales of $301.2 million for the same period last year. Operating income improved 26.9 percent to $58.0 million in the first six month of fiscal 2002 from $45.7 million in the same period last year. Forged Products, which serves the same major markets as investment Cast products, also benefited from the growth in the power generation market. In addition, the Forged Products segment has experienced strong growth in sales of extruded pipe for powerplant installations. Overall, the segment has experienced an increase of 57.1 percent within these markets. The operating income improvement reflected both the leverage from higher sales and continued cost savings at Wyman-Gordon resulting from both higher productivity and manufacturing and administrative synergies.

Fluid Management Products

    Fluid Management Products' sales rose from $152.6 million for the first six months of fiscal 2001 to $180.1 million this year, an increase of $27.5 million, or 18.0 percent. Operating income increased 30.5 percent from $5.9 million last year to $7.7 million for the first half of fiscal 2002. The sales increase was due to improved sales in the power generation and petroleum exploration/processing markets. Operating margins were favorably impacted by cost reductions associated with reduced headcount and leverage from the higher sales level.

Industrial Products

    Industrial Products reported sales of $85.2 million for the first half of fiscal 2002 as compared to last year's sales of $101.3 million, a $16.1 million, or 15.9 percent decrease. Operating income decreased $8.8 million to a loss of $4.2 million in the first half of this year from income of $4.6 million a year ago. The sales decline was due to the continued impact of the downturn in the automotive and general industrial cycles as well as deterioration in the pulp and paper market. The decline in operating income was due to significantly lower sales levels throughout the Industrial Products segment as a result of the continued weakness in the automotive and general industrial sectors and the lower demand from the pulp and paper market.

Changes in financial condition and liquidity

    Total assets of $2,646.6 million at September 30, 2001 represented a $73.7 million increase from the $2,572.9 million balance at April 1, 2001. Total capitalization at September 30, 2001 was $1,989.8 million, consisting of $1,035.4 million of debt and $954.4 million of equity. The debt-to-capitalization ratio reduced from 57 percent to 52 percent over the same quarter from a year ago.

    Cash from earnings for the six months ended September 30, 2001 of $136.5 million, plus cash of $4.9 million from the sale of common stock through stock option exercises was less than cash requirements, which consisted of $54.5 million for increased working capital, $0.3 million for business acquisitions, $73.4 million for capital expenditures, and $3.1 million for dividends. The cash shortfall was partially funded by $19.0 million of net borrowings resulting in an ending cash balance of $30.4 million, down $9.7 million from fiscal 2001 year-end. Cash requirements associated with the restructuring and other non-recurring charges are estimated to be approximately $2.2 million, of which $1.2 million was expended in the first six months of fiscal 2002. Management believes that the Company can fund the requirements for working capital, capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  a.
  The Company held its Annual Meeting of Shareholders on August 15, 2001.

  b.
  The Shareholders voted as follows on the following matters:

  1.
  Election of Directors. The voting results for each nominee is as follows:

Nominee	Votes For	Votes Withheld
Peter R. Bridenbaugh	45,778,649	592,512
Steven G. Rothmeier	45,758,035	613,126
J. Frank Travis	45,775,333	595,828

      Mr. Bridenbaugh, Mr. Rothmeier and Mr. Travis were elected to serve terms of three years.

    2.
    The amendment of the 1998 Employee Stock Purchase Plan to reserve an additional 1,000,000 shares for issuance was approved by a count of 45,287,722 votes for, 987,191 votes withheld or against, and 96,248 votes abstaining.

    3.
    The 2001 Stock Incentive Plan was approved by a count of 31,719,719 votes for, 14,517,081 votes withheld or against, and 134,361 votes abstaining.

    4.
    The amendment of the Restated Articles of Incorporation to increase common stock was approved by a count of 29,706,666 votes for, 16,550,982 votes withheld or against, and 113,513 votes abstaining.

    5.
    The appointment of PricewaterhouseCoopers LLP as auditors of the Company was ratified by a count of 46,136,731 votes for, 148,358 votes withheld or against, and 86,072 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

  a.
  Exhibits

(3)C	Certificate of Amendment of the Restated Articles of Incorporation of Precision Castparts Corp. dated September 12, 2001.
(11)	Computation of Per Share Earnings*
    *
    Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 5 to the Interim Consolidated Financial Statements in this Report.

  b.
  Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE: November 14, 2001	/s/ W.D. LARSSON W.D. Larsson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Income (Unaudited) (In millions, except per share data)
Precision Castparts Corp. and Subsidiaries Consolidated Balance Sheets (In millions)
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In millions)
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited) (In millions)
Notes to the Interim Financial Statements (In millions, except per share data)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES