Form 10-Q
period 2001-12-30
PRECISION CASTPARTS CORP
filed 2002-02-14
CIK 79958

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended December 30, 2001
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

Number of shares of Common Stock, no par value, outstanding as of February 8, 2002:  51,879,526

Page 1 of 18 Pages

Note:  This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:    FINANCIAL INFORMATION

Item 1.    Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	12/30/01	12/31/00
Net sales	$625.8	$580.4
Cost of goods sold	484.9	453.0
Selling and administrative expenses	57.8	52.2
Provision for restructuring and other	13.7	9.4
Impairment of long-lived assets	92.4	—
Interest expense, net	16.1	20.5

(Loss) income before provision for income taxes	(39.1)	45.3
Provision for income taxes	20.0	18.9

Net (loss) income	$(59.1)	$26.4

Net (loss) income per common share (basic)	$(1.15)	$0.53

Net (loss) income per common share (diluted)	$(1.15)	$0.51

	Nine Months Ended
	12/30/01	12/31/00
Net sales	$1,926.1	$1,696.3
Cost of goods sold	1,500.3	1,322.5
Selling and administrative expenses	171.0	159.8
Provision for restructuring and other	55.7	9.4
Impairment of long-lived assets	92.4	—
Interest expense, net	51.5	61.6

Income before provision for income taxes	55.2	143.0
Provision for income taxes	61.7	57.5

Net (loss) income	$(6.5)	$85.5

Net (loss) income per common share (basic)	$(0.13)	$1.72

Net (loss) income per common share (diluted)	$(0.13)	$1.68

See Notes to the Interim Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In millions)

	(Unaudited) 12/30/01	4/1/01
ASSETS
Current assets:
Cash and cash equivalents	$76.5	$40.1
Receivables	426.6	398.0
Inventories	423.3	363.3
Prepaid expenses	21.8	17.9
Deferred income taxes	47.4	41.8

Total current assets	995.6	861.1

Property, plant and equipment, at cost	947.5	861.6
Less—accumulated depreciation	(378.5)	(326.8)

Net property, plant and equipment	569.0	534.8

Goodwill, net	973.3	1,073.7
Deferred income taxes	16.7	15.6
Other assets	84.3	87.7

	$2,638.9	$2,572.9

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
Short-term borrowings	$153.6	$152.8
Long-term debt currently due	60.7	61.4
Accounts payable	234.9	199.7
Accrued liabilities	264.6	226.3
Income taxes payable	8.7	21.3

Total current liabilities	722.5	661.5

Long-term debt	841.3	838.5
Pension and other postretirement benefit obligations	145.0	132.0
Other long-term liabilities	39.9	39.1

Total liabilities	1,748.7	1,671.1

Shareholders' investment:
Common stock	51.5	51.3
Paid-in capital	196.5	191.6
Retained earnings	684.4	695.5
Accumulated comprehensive loss	(42.2)	(36.6)

Total shareholders' investment	890.2	901.8

	$2,638.9	$2,572.9

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	12/30/01	12/31/00
Cash flows from operating activities:
Net (loss) income	$(6.5)	$85.5
Non-cash items included in net (loss) income:
Restructuring and other non-recurring charges	51.9	—
Impairment of long-lived assets	92.4	—
Depreciation and amortization	75.7	77.2
Deferred income taxes	(6.6)	3.2
Changes in operating working capital, excluding effects of acquisitions:
Receivables	(26.7)	(28.6)
Inventories	(58.7)	(19.7)
Payables, accruals and current taxes	26.9	(20.6)
Other	(0.4)	5.4

Net cash provided by operating activities	148.0	102.4

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14.2)	(74.2)
Capital expenditures	(101.9)	(57.5)
Other	8.5	16.1

Net cash used by investing activities	(107.6)	(115.6)

Cash flows from financing activities:
Net change in short-term borrowings	(0.9)	8.7
Issuance of long-term debt	211.7	51.3
Repayment of long-term debt	(209.7)	(40.9)
Proceeds from exercise of stock options	5.1	30.0
Cash dividends	(4.6)	(4.4)
Other	(5.6)	(14.9)

Net cash (used) provided by financing activities	(4.0)	29.8

Net increase in cash and cash equivalents	36.4	16.6
Cash and cash equivalents at beginning of period	40.1	17.6

Cash and cash equivalents at end of period	$76.5	$34.2

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended
	12/30/01	12/31/00
Net (loss) income	$(59.1)	$26.4
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	(6.1)	(0.8)
Unrealized gain on derivatives:
Net change from periodic revaluations	0.7	—
Net amount reclassified to income	1.7	—

Net unrealized gain on derivatives	2.4	—

Total comprehensive (loss) income	$(62.8)	$25.6

	Nine Months Ended
	12/30/01	12/31/00
Net (loss) income	$(6.5)	$85.5
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	3.4	(14.8)
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change	(4.9)	—
Net change from periodic revaluations	(7.7)	—
Net amount reclassified to income	3.6	—

Net unrealized loss on derivatives	(9.0)	—

Total comprehensive (loss) income	$(12.1)	$70.7

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

(2)  Acquisitions of businesses

  The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill associated with acquisitions initiated after June 30, 2001, which includes the Company's fiscal 2002 acquisition, is not amortized. Goodwill generated from transactions initiated on or before June 30, 2001, is being amortized using the straight-line method generally based on a 40-year life. All of the acquisitions were cash transactions.

  Fiscal 2002

  In the third quarter of fiscal 2002, the Company acquired American Oilfield Products ("AOP") located in Moore, Oklahoma. AOP manufactures floating and trunnion mounted ball valves and is operated as part of the Fluid Management Products segment. The purchase price of $13.9 million generated $6.5 million of goodwill.

  Fiscal 2001

  The Company completed three acquisitions during the first quarter of fiscal 2001. Fastener Engineering Group of Rockford, Illinois, designs and manufactures wire-processing equipment and is operated as part of the Industrial Products segment. The purchase price of $5.3 million generated $1.1 million of goodwill. ConVey Engineering, located in Germany, manufactures double-eccentric heavy-duty valves and is included in the Fluid Management Products segment. The purchase price of $0.5 million generated $0.5 million of goodwill. Aero, the aerospace division of United Engineering Forgings, is located in Lincoln, England, and manufactures forged aircraft engine discs, shafts and engine-mounting brackets. Aero has been renamed Wyman-Gordon Lincoln and is included in the operations of the Forged Products segment. The purchase price of $34.3 million generated $23.9 million of goodwill.

  The Company completed two acquisitions during the third quarter of fiscal 2001. PCC acquired the assets of the valve division of Wouter Witzel, with operations in the Netherlands, the United Kingdom and Germany. Wouter Witzel manufactures double-flanged and wafer butterfly valves and is operated as part of the Fluid Management Products segment. The purchase price of $13.8 million generated $2.4 million of goodwill. The Drop Dies and Forgings Company ("Drop Dies") is located in Cleveland, Ohio, and manufactures both ferrous and non-ferrous forgings. Drop Dies has been renamed Wyman-Gordon Cleveland and is included in the operations of the Forged Products segment. The purchase price of $22.8 million generated $11.5 million of goodwill.

(3)  Provision for restructuring and other non-recurring charges

  Fiscal 2002

  In the first nine months of fiscal 2002, PCC recorded restructuring and other non-recurring charges totaling $55.7 million ($38.5 million after tax), including $42.0 million ($29.4 million after tax) in the second quarter and $13.7 million ($9.1 million after tax) in the third quarter. At December 30, 2001, approximately $33.9 million was classified in accrued liabilities for restructuring and other non-recurring charges.

  Of the total restructuring and other non-recurring charges, $11.6 million provided for employee severance associated with reductions within the Investment Cast Products and Forged Products segments due to the downturn in the commercial aerospace market following the terrorist attacks on September 11, 2001, consolidation of European valve production operations within the Fluid Management Products segment and downsizing of operations within the Industrial Products Segment. As a result of the restructuring plans implemented in the second and third quarters of fiscal 2002, the Company expects to terminate approximately 1,000 employees, or 7 percent of its workforce, by September 2002. As of December 30, 2001, about 75 percent of the planned terminations had occurred. Also included in the total restructuring and other non-recurring charges were other exit costs of $4.7 million for incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the restructuring plans.

  Non-recurring charges of $39.4 million were included in the total restructuring and non-recurring charges for 2002. Of this amount, a $19.7 million charge was taken in the second quarter for the write-down of assets of an unprofitable business to net realizable value less exit costs. The business, which manufactured industrial products, was included in the Investment Cast Products segment and had sales of $3.7 million and $7.9 million in the three and six months ended September 30, 2001, respectively, and operating losses of $1.6 million and $3.3 million in the three and six months ended September 30, 2001, respectively. The business was shut down at the end of December 2001. The assets written down primarily included inventory, fixed assets, goodwill and other assets. Net realizable value was based on estimates of proceeds upon sale or collection of the assets. Also included as non-recurring charges in the second quarter were $12.6 million for the write-off of a note receivable from a previously owned company that has declared bankruptcy and $4.1 million to write-down inventory associated with a discontinued product line and to provide for the consolidation and downsizing of operations within the Fluid Management Products and Industrial Products segments. The non-recurring charges also include $3.0 million recorded in the third quarter to write-down to fair market value property, plant and equipment and inventory related to discontinued products lines within the Investment Cast Products and Fluid Management Products segments.

  Fiscal 2001

  In the first nine months of fiscal 2001, PCC recorded charges of $9.4 million ($6.4 million after tax) related to restructuring and other non-recurring items. A restructuring charge of $8.7 million was taken in the third quarter for the write-off of the Company's investment in a joint venture in India ($4.8 million), as well as for severance costs ($3.5 million) and other exit costs ($0.4 million) associated with the closure of a small aerospace repair operation within the Investment Cast Products segment and the repositioning of personnel from Scotland to a new machining plant in the Czech Republic within the Forged Products segment. The other non-recurring charges principally provided for the write-down of assets related to these actions.

(4)  Impairment of long-lived assets

  In the third quarter of fiscal 2002, the Company recognized a non-cash asset impairment charge of $92.4 million ($90.2 million after tax) related to PCC Specialty Products, a division within the Industrial Products segment. Components of this charge included $86.6 million for goodwill impairment and $5.8 million for impairment of property, plant and equipment. PCC Specialty Products has experienced substantial declines in sales and operating cash flow within its threading tool and punch component businesses as a result of the prolonged and significant downturn in the machine tool market, as well as the more recent deterioration in the automotive market. Given the significant changes in business conditions, PCC performed an evaluation of the recoverability of the goodwill and fixed assets of these businesses and determined that the estimated future undiscounted cash flows of the assets were insufficient to recover their related carrying values. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," an impairment charge was recorded to reduce the carrying amount of the assets to fair value based on the estimated present value of expected future cash flows of the businesses.

(5)  Earnings per share

	Three Months Ended
	12/30/01		12/31/00
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(59.1)	$(59.1)	$26.4	$26.4
Average shares outstanding	51.5	51.5	49.9	49.9
Common shares issuable	—	—	—	1.5

Average shares outstanding assuming dilution	51.5	51.5	49.9	51.4

Net (loss) income per common share	$(1.15)	$(1.15)	$0.53	$0.51

	Nine Months Ended
	12/30/01		12/31/00
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(6.5)	$(6.5)	$85.5	$85.5
Average shares outstanding	51.5	51.5	49.6	49.6
Common shares issuable	—	—	—	1.3

Average shares outstanding assuming dilution	51.5	51.5	49.6	50.9

Net (loss) income per common share	$(0.13)	$(0.13)	$1.72	$1.68

  As a result of the net loss for the three and nine months ended December 30, 2001, approximately 0.5 million and 0.8 million, respectively, of dilutive securities issuable in connection with stock plans have been excluded from the calculation of diluted loss per share because their effect would have inappropriately reduced the reported net loss per share.

(6)  Derivatives and hedging activities

  Effective April 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' investment (as a component of accumulated other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in an unrecognized loss of $4.9 million as a cumulative effect adjustment of accumulated other comprehensive income relating to cash flow hedges discussed below. Of the $9.0 million loss relating to derivative activity remaining in accumulated comprehensive income at December 30, 2001, approximately $7.2 million is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. No material gains or losses due to ineffectiveness were recognized in the quarter ended December 30, 2001.

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

  Cash flow hedges

  The Company has variable rate debt obligations that expose the Company to interest rate risk. PCC has entered into an interest rate swap to eliminate this risk on a portion of its variable rate debt. The notional amount of the swap decreases through September 2005 as this debt is repaid. The Company also purchases natural gas for its operations under variable price contracts. In order to hedge against increases in the price of natural gas, the Company has entered into commodity swaps for a portion of its anticipated purchases. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for the period ended December 30, 2001, are recognized in current period earnings.

  The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

(7)  New accounting pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. PCC does not expect that the adoption of SFAS No. 141 will have a material effect on its consolidated financial position or results of operations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives.

  The Company will be required to adopt SFAS No. 142 for the fiscal year beginning April 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS No. 142. PCC is currently evaluating the potential impact that the adoption of SFAS No. 142 will have on its consolidated financial position and results of operations. The Company's net income is expected to increase approximately $24.0 million in fiscal 2003 and $27.1 million in fiscal 2002 on a pro forma basis as a result of the non-amortization provisions of SFAS No. 142.

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

	Three Months Ended
	12/30/01	12/31/00
Net sales:
Investment Cast Products	$324.3	$298.7
Forged Products	170.0	151.3
Fluid Management Products	90.0	77.4
Industrial Products	41.5	53.0

Total net sales	$625.8	$580.4

Operating income (loss):
Investment Cast Products	$58.2	$54.1
Forged Products	28.8	24.0
Fluid Management Products	5.8	3.4
Industrial Products	—	0.2
Corporate expense	(9.7)	(6.5)

Total operating income	83.1	75.2
Provision for restructuring and other	13.7	9.4
Impairment of long-lived assets	92.4	—
Interest expense, net	16.1	20.5

(Loss) income before provision for income taxes	$(39.1)	$45.3

	Nine Months Ended
	12/30/01	12/31/00
Net sales:
Investment Cast Products	$1,007.4	$859.5
Forged Products	521.9	452.5
Fluid Management Products	270.1	230.0
Industrial Products	126.7	154.3

Total net sales	$1,926.1	$1,696.3

Operating income (loss):
Investment Cast Products	$181.7	$151.5
Forged Products	86.8	69.7
Fluid Management Products	13.5	9.3
Industrial Products	(4.2)	4.8
Corporate expense	(23.0)	(21.3)

Total operating income	254.8	214.0
Provision for restructuring and other	55.7	9.4
Impairment of long-lived assets	92.4	—
Interest expense, net	51.5	61.6

Income before provision for income taxes	$55.2	$143.0

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated results of operations—comparison between three months ended December 30, 2001 and December 31, 2000

Sales of $625.8 million for the third quarter of fiscal 2002 were up 7.8 percent from $580.4 million in the same quarter last year. Operating income before asset impairment, restructuring and other non-recurring charges was $83.1 million, up 10.5 percent from $75.2 million in the third quarter last year. A net loss of $59.1 million, or $1.15 per share (diluted), was reported for the quarter, compared with net income of $26.4 million, or $0.51 per share (diluted) in the same quarter last year. The net loss included $13.7 million ($9.1 million after tax) related to restructuring ($10.7 million) and other non-recurring items ($3.0 million) and asset impairment charges of $92.4 million ($90.2 million after tax). Excluding asset impairment, restructuring and other non-recurring charges, net income was $40.2 million, or $0.77 per share (diluted), for the quarter, compared with net income of $32.8 million, or $0.64 per share (diluted) for the third quarter of fiscal 2001, an increase of 22.6 percent.

A restructuring reserve of $10.7 million was established for employee severance ($9.5 million) and other exit costs ($1.2 million) associated with reductions within the Investment Cast Products and Forged Products segments due to the decline in commercial aerospace sales, continued downsizing of operations within the Industrial Products Segment and consolidation of European valve production operations within the Fluid Management Products segment. Under the restructuring plans implemented in the third quarter of fiscal 2002, the Company expects to terminate approximately 900 employees, or 6% of its workforce, by September 2002. The other exit costs included non-cancelable lease obligations recognized as a direct result of the restructuring plans. Non-recurring charges of $3.0 million were recorded to write down to fair market value property, plant and equipment and inventory related to discontinued product lines within the Investment Cast Products and Fluid Management Products segments.

Also in the third quarter of fiscal 2002, the Company recognized a non-cash asset impairment charge of $92.4 million related to PCC Specialty Products, a division within the Industrial Products segments. Components of this charge included $86.6 million for goodwill impairment and $5.8 million for impairment of property, plant and equipment. PCC Specialty Products has experienced substantial declines in sales and operating cash flow within its threading tool and punch component businesses as a result of the prolonged and significant downturn in the machine tool market, as well as the more recent deterioration in the automotive market. Given the significant changes in business conditions, PCC performed an evaluation of the recoverability of the goodwill and fixed assets of these businesses, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An impairment charge was recorded to reduce the carrying amount of the assets to fair value based on the estimated present value of expected future cash flows of the businesses.

Net interest expense for the third quarter of fiscal 2002 was $16.1 million, compared with $20.5 million for the third quarter last year. The lower expense is primarily due to reduced debt levels combined with lower interest rates compared to the same quarter last year.

The effective tax rate was 51.2 percent for the third quarter of fiscal 2002 compared to 41.7 percent for the third quarter last year. The Company will receive no tax benefit related to the $86.6 million write-off of goodwill included in the asset impairment charge, causing an increase in the effective tax rate for the quarter. Excluding the impact of asset impairment, restructuring and other non-recurring charges, the effective tax rate was 40.0 percent for the third quarter of fiscal 2002.

Results of operations by segment—comparison between three months ended December 30, 2001 and December 31, 2000

The Company's operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. The Company's four reportable business segments are identified separately based on fundamental differences in their operations. Results of operations by segment exclude asset impairment, restructuring and other non-recurring charges.

Investment Cast Products

Investment Cast Products increased sales in the third quarter of fiscal 2002 by 8.6 percent versus the same quarter last year from $298.7 million to $324.3 million. Operating income for the segment improved by 7.6 percent, from $54.1 million in the third quarter a year ago to $58.2 million in fiscal 2002. The increase in sales was due to strong growth in the industrial gas turbine and aeroderivative programs, which grew 26 percent from the third quarter of fiscal 2001 to the current quarter. Overall, aerospace sales grew 6 percent in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The favorable operating income reflected leverage from the higher sales level as well as improved margins over the second quarter of last year associated with the industrial gas turbine programs.

Although the Investment Cast Products segment is anticipating declining sales associated with commercial aerospace reductions in the fourth quarter of fiscal 2002 and in fiscal 2003, the impact of these declines will be mitigated by expected strength in the Company's IGT and military aerospace markets.

Forged Products

Forged Products' sales amounted to $170.0 million for the quarter, an increase of 12.4 percent, compared to sales of $151.3 million in the third quarter of fiscal 2001. Operating income increased 20.0 percent from $24.0 million in the third quarter of fiscal 2001 to $28.8 million in the same quarter this year. Forged Products, which serves the same major markets as Investment Cast Products, also benefited from the growth in the power generation market. Sales of forgings for large industrial gas turbine and aeroderivative engines, as well as sales of extruded pipe for powerplant installations, have increased by more than 70 percent from the same quarter last year, more than offsetting the 7 percent decline in aerospace sales. The improved operating income reflected leverage from the higher sales level and continued cost savings at Wyman-Gordon resulting from productivity and other manufacturing improvements.

Demand for IGT and seamless pipe products is expected to remain strong as a result of market share gains, product expansion and replacement part sales into the power generation market. This demand, coupled with higher military aerospace orders, should help mitigate the impact of commercial aerospace reductions within the Forged Products segment.

Fluid Management Products

Sales for the Fluid Management Products segment improved 16.3 percent from $77.4 million in the third quarter of fiscal 2001 to $90.0 million this year. Operating income increased 70.6 percent from $3.4 million last year to $5.8 million in the third quarter of this year. The sales increase was due to improved sales in the power generation and petroleum exploration/processing markets, especially internationally, coupled with improved sales in the municipal wastewater market and the expanding aftermarket services business. Operating margins were favorably impacted by the higher sales levels as well as cost reductions associated with reduced headcount and better cost management.

The restructuring activities within the Fluid Management segment should continue to favorably impact operating performance in future periods. In addition, the segment should also receive top-line benefits associated with strong demand from the petroleum exploration/processing and power generation markets.

Industrial Products

Industrial Products' sales of $41.5 million for the third quarter of fiscal 2002 declined $11.5 million, or 21.7 percent, from $53.0 million in the comparable prior year period. Operating income was approximately break-even in the third quarter of fiscal 2002, lower than operating income of $0.2 million in the same period last year. The decline in sales and operating income was due to the continued impact of the downturn in the automotive and general industrial cycles and softness in the pulp manufacturing industry as well as the electronics industry.

The Industrial Products segment will continue to be impacted by softness in the general industrial and automotive cycles, coupled with the recent downturn in the electronics market. Recent restructuring activities within this segment will help mitigate the impact of poor market conditions in future quarters; however, major improvements will depend on economic recovery in the automotive, general industrial and pulp and paper industries.

Consolidated results of operations—comparison between nine months ended December 30, 2001 and December 31, 2000

Sales of $1,926.1 million for the first nine months of fiscal 2002 were up 13.5 percent from $1,696.3 million in the same period last year. Operating income of $254.8 million was up 19.1 percent from $214.0 million in fiscal 2001. The net loss was $6.5 million, or $0.13 per share (diluted), for the first nine months of fiscal 2002, compared with net income of $85.5 million, or $1.68 per share (diluted) in the same period last year. Excluding the asset impairment, restructuring and other non-recurring charges, net income for the first nine months of fiscal 2002 was $122.2 million, or $2.34 per share (diluted), compared with net income of $79.1 million, or $1.81 per share (diluted) for the same period last year, an increase of 54.0 percent.

In the first nine months of fiscal 2002, PCC recorded restructuring and other non-recurring charges totaling $55.7 million ($38.5 million after tax), including $42.0 million ($29.4 million after tax) in the second quarter and $13.7 million ($9.1 million after tax) in the third quarter. Similar charges totaling $9.4 million ($6.4 million after tax) were recorded in the first nine months of fiscal 2001, all in the third quarter.

Of the total fiscal 2002 restructuring and other non-recurring charges, $11.6 million provided for employee severance associated with reductions within the Investment Cast Products and Forged Products segments due to the downturn in the commercial aerospace market following the terrorist attacks on September 11, 2001, consolidation of European valve production operations within the Fluid Management Products segment and downsizing of operations within the Industrial Products Segment. As a result of the restructuring plans implemented in the second and third quarters of fiscal 2002, the Company expects to terminate approximately 1,000 employees, or 7 percent of its workforce, by September 2002. As of December 30, 2001, about 75 percent of the planned terminations had occurred. Also included in the total restructuring and other non-recurring charges were other exit costs of $4.7 million for incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the restructuring plans.

Non-recurring charges of $39.4 million were included in the total restructuring and non-recurring charges for 2002. Of this amount, a $19.7 million charge was taken in the second quarter for the write-down of assets of an unprofitable business to net realizable value less exit costs. The business, which manufactured industrial products, was included in the Investment Cast Products segment and had sales of $3.7 million and $7.9 million in the three and six months ended September 30, 2001, respectively, and operating losses of $1.6 million and $3.3 million in the three and six months ended

September 30, 2001, respectively. The business was shut down at the end of December 2001. The assets written down primarily included accounts receivable, inventory, fixed assets and goodwill. Net realizable value was based on estimates of proceeds upon sale or collection of the assets. Also included as non-recurring charges in the second quarter were $12.6 million for the write-off of a note receivable from a previously owned company that has declared bankruptcy and $4.1 million to write-down inventory associated with a discontinued product line and to provide for the consolidation and downsizing of operations within the Fluid Management Products and Industrial Products segments. The non-recurring charges also include $3.0 million recorded in the third quarter to write-down to fair market value property, plant and equipment and inventory related to discontinued products lines within the Investment Cast Products and Fluid Management Products segments.

As discussed in the "Consolidated results of operations—comparison between three months ended December 30, 2001 and December 31, 2000," the Company recognized a non-cash charge of $92.4 million ($90.2 million after tax) related to impairment of goodwill and property, plant and equipment at PCC Specialty Products, a division within the Industrial Products segments.

Net interest expense for the nine months ended December 30, 2001 was $51.5 million, as compared with $61.6 million for the same period last year. The lower expense is primarily due to reduced debt levels combined with lower interest rates compared to the same period last year.

The effective tax rate for the first nine months of fiscal 2002 was 111.8 percent, as compared with 40.2 percent for the nine months ended December 31, 2000. The unusually high tax rate results from the Company receiving no tax benefit related to $92.1 million of goodwill write-offs included in the asset impairment, restructuring and other non-recurring charges recorded in the first nine months of fiscal 2002. Excluding the impact of asset impairment, restructuring and other non-recurring charges, the effective tax rate for the first nine months of fiscal 2002 was 39.9 percent as compared to 40.3 percent for the same period in fiscal 2001.

Results of operations by segment—comparison between nine months ended December 30, 2001 and December 31, 2000

Investment Cast Products

Investment Cast Products' sales increased 17.2 percent to $1,007.4 million for the first nine months of fiscal 2002 from $859.5 million in the same period last year. Operating income for the segment improved by 19.9 percent, from $151.5 million a year ago to $181.7 million in fiscal 2002. The increase in sales was due to strong growth in the power generation market, which grew by 38 percent, and favorable conditions in the aerospace market, up 16 percent from the first nine months of last year and higher medical implant sales. The favorable operating income reflected leverage from the higher sales level coupled with improved operating performance and higher margins related to the industrial gas turbine programs.

Forged Products

Forged Products' sales amounted to $521.9 million for the first nine months of fiscal 2002, a 15.3 percent increase as compared to sales of $452.5 million for the same period last year. Operating income improved 24.5 percent to $86.8 million in the first nine months of fiscal 2002 from $69.7 million in the same period last year. Forged Products, which serves the same major markets as investment Cast products, also benefited from the growth in the power generation market. In addition, the Forged Products segment has experienced strong growth in sales of extruded pipe for powerplant installations. Overall, the segment has experienced an increase of 53 percent within these markets. The operating income improvement reflected both the leverage from higher sales and continued cost savings at Wyman-Gordon resulting from both higher productivity and operating synergies.

Fluid Management Products

Fluid Management Products' sales rose from $230.0 million for the first nine months of fiscal 2001 to $270.1 million this year, an increase of $40.1 million, or 17.4 percent. Operating income increased 45.2 percent from $9.3 million last year to $13.5 million for the first nine months of fiscal 2002. The sales increase was due to improved sales in the municipal wastewater and petroleum exploration/processing markets, coupled with improved sales in the power generation market. Operating margins were favorably impacted by cost reductions associated with reduced headcount from restructuring activities, improved cost managment and leverage from the higher sales level.

Industrial Products

Industrial Products reported sales of $126.7 million for the first nine months of fiscal 2002 as compared to last year's sales of $154.3 million, a $27.6 million, or 17.9 percent decrease. Operating income decreased $9.0 million to a loss of $4.2 million in the first nine months of this year from income of $4.8 million a year ago. The sales and operating profit decline was due to the continued impact of the downturn in the automotive and general industrial cycles as well as deterioration in the pulp and paper market.

Changes in financial condition and liquidity

Total assets of $2,638.9 million at December 30, 2001 represented a $66.0 million increase from the $2,572.9 million balance at April 1, 2001. Total capitalization at December 30, 2001 was $1,945.8 million, consisting of $1,055.6 million of debt and $890.2 million of equity. The debt-to-capitalization ratio reduced from 56.0 percent to 54.3 percent over the same quarter from a year ago.

For the nine months ended December 30, 2001, $206.9 million cash generated from earnings plus $5.1 million from the sale of common stock through stock option exercises was greater than cash requirements, including $101.9 million for capital expenditures, $58.9 million for increased working capital, $14.2 million for business acquisitions and $4.6 million for dividends. Including $1.1 million of net borrowings, the ending cash balance was $76.5 million, up $36.4 million from fiscal 2001 year-end. Management believes that the Company can fund the requirements for working capital, capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.

Cash requirements for severance and other exit costs necessary to execute restructuring plans committed to in fiscal 2002 are estimated to be approximately $13.0 million, of which $3.8 million was expended in the first nine months of fiscal 2002 through the use of operating cash flows.

During the fourth quarter of fiscal 2002, the Company expects to generate substantial free cash flow that will be used to reduce debt and lower the Company's debt to capital ratio to approximately 50 percent.

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

PRECISION CASTPARTS CORP. Registrant

DATE: February 14, 2002	/s/ W.D. LARSSON W.D. Larsson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In millions, except per share data)
Precision Castparts Corp. and Subsidiaries Consolidated Balance Sheets (In millions)
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In millions)
Precision Castparts Corp. and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited) (In millions)
Notes to the Interim Financial Statements (In millions, except per share data)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES