Form 10-K
period 2002-03-31
PRECISION CASTPARTS CORP
filed 2002-06-11
CIK 79958

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                              to

Commission File No. 1-10348

PRECISION CASTPARTS CORP.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0460598 (I.R.S. Employer Identification No.)

4650 S.W. Macadam Ave., Suite 440 Portland, OR (Address of principal executive offices)	97201 97201-4254 (Zip Code)

Registrant's telephone number, including area code: (503) 417-4800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS Common Stock, without par value	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange

Series A Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 6, 2002, was $1,821,346,871.

As of the close of business on June 6, 2002, Registrant had 52,307,492 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp." for the year ended March 31, 2002, is incorporated by reference in Parts II and IV and appended hereto.

Portions of the Registrant's Proxy Statement to be filed in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

        Precision Castparts Corp. is a worldwide manufacturer of complex metal components and products. We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. In addition, we have expanded into the power generation, structural airframe, fluid management, industrial metalworking tools and machines and other metal products markets. Wyman-Gordon Company ("Wyman-Gordon" or "WGC"), which we acquired in November 1999, is the market leader in high-quality, technologically advanced forgings for aircraft engines and a leading manufacturer of investment castings for the aerospace industry and forgings for the power generation and general industrial markets.

Products and Markets

        We manufacture complex metal components and products in four principal business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. Each of these four business segments is described below.

Investment Cast Products

        Our Investment Cast Products segment includes our subsidiaries PCC Structurals, PCC Airfoils and the Wyman-Gordon Aluminum Castings operations. These three operations manufacture investment castings for aircraft engines, industrial gas turbine ("IGT") engines, airframes, medical prostheses and other industrial applications primarily in the aerospace and power generation markets.

        The Investment Cast Products segment accounted for approximately 52 percent of our sales in fiscal 2002.

        We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every jet aircraft engine program in production or under development by our key customers. Recently, we have become one of the market leaders in manufacturing structural and airfoil investment castings for IGT and aeroderivative engines used for electric power generation, and we have expanded into the structural airframe market. In addition, we make investment castings for use in the automotive, medical prosthesis, satellite launch vehicle and general industrial markets.

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

        Because of the complexity of the manufacturing process and the application of proprietary technologies, we believe we currently are the only manufacturer that can consistently produce the largest complex structural investment castings in quantities sufficient to meet our customers' quality and delivery requirements. Our emphasis on low-cost, high-quality products and timely delivery has enabled us to become the leading supplier of structural and airfoil castings for jet aircraft and IGT engines and to expand into the structural airframe market.

        The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. Beginning in 1995, demand for aerospace investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. However, during fiscal 1999, demand decreased in the commercial aerospace market as worldwide aircraft production reached its peak. The decrease in demand was due in part to a decline in wide-body aircraft orders for the Asian market, where depressed economic conditions curbed spending for new aircraft. This decreased demand continued through fiscal 2000, but the market rebounded in fiscal 2001 due, in part, to increased demand for wide-body aircraft from Asian airlines and growing demand in the regional jet engine market. In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the terrorist attacks on September 11, 2001, a significant drop in air travel resulted, followed later in fiscal 2002 by reduced demand for our commercial aerospace products. Military production, however, has increased in the aftermath of September 11 and is helping to compensate for the weak market conditions in the commercial aerospace industry.

        Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric, Pratt & Whitney, Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 25 years, and we have been supplying Pratt & Whitney (a division of United Technologies) with castings for more than 20 years for its military jet engines and for more than 15 years for its commercial jet engines. In addition, we have supplied small structural investment castings to Rolls-Royce for more than 10 years, and we have more recently begun supplying Rolls-Royce with large, structural castings for use in its new Trent series of aircraft jet engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

Aerospace Structural Castings

        Our structural castings business includes the largest diameter stainless steel, nickel-based superalloy and titanium investment castings in the world, as well as a variety of smaller structural castings. These castings are stationary components that form portions of the fan, compressor, combustor and turbine sections of a jet aircraft engine, where strength and structural integrity are critical. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.

        We believe that trends in the manufacturing of aircraft jet engines will continue to increase our revenue per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of its considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. However, we have developed the necessary technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs. We manufacture structural investment castings for all three jet aircraft engines used on the Boeing 777 aircraft. We also manufacture the intermediate case and the tail bearing housing for the new Rolls-Royce Trent series of engines. These are the largest structural investment castings for jet aircraft engines in the world.

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

Aerospace Airfoil Castings

        We manufacture precision cast airfoils, which include the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This engine section is considered the "hot" section, where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel superalloys and special casting techniques to manufacture airfoil castings with internal cooling passages that provide both high performance and longer engine life.

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

        As engine sizes grow to generate greater thrust for larger aircraft, the turbine sections of these engines must work harder and burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with DS and SX blades. The DS and SX cast airfoils we build, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures. SX cast airfoils are used in both new and redesigned engines where performance requirements are higher, and blade life is shorter than in commercial engines.

        The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft, the frequency of engine repairs and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine's airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on the engine's time in service and the expected life of the airfoil casting. Based upon information from our major customers, we believe that approximately half of our sales of airfoil castings used in aircraft turbine engines are replacement parts.

IGT Castings

        In fiscal 1994, we began to focus on the manufacture of investment castings for IGT engines. We targeted this market because (1) the performance and reliability standards we have developed in the manufacture of aerospace castings was applicable to the manufacture of IGT castings, (2) the worldwide market for IGT castings was large and growing, and (3) there was a small number of suppliers in this market. The current worldwide market for IGT castings is estimated to be in excess of $500 million and, due to recent contractual gains, our market share in calendar year 2002 is estimated to be approximately 40 percent. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aircraft-derivative gas turbine engines, which are also used for power generation, as well as for other industrial and military land and marine-based applications.

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

Forged Products

        We are among the leading manufacturers of forged products for the aerospace and power generation markets. Our Forged Products segment consists of the forging operations of Wyman-Gordon Company. Forged Products' aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales from manufacturers of landing gear and other airframe components. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products.

        The Forged Products segment accounted for approximately 27 percent of our sales in fiscal 2002.

        We manufacture components from sophisticated titanium and nickel alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wingspans, engine mounts, struts, wing hinges, wing and tail flaps and housings. These parts are made of titanium, steel or other alloys. We provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and gas turbine engines, and include shafts, cases and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems for nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

        Our forging business, which employs six different manufacturing processes, involves heating titanium, steel, or high-temperature nickel alloys, and then shaping them through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The six manufacturing processes are summarized below:

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

  Hammer Forging—This is a form of closed-die forging which uses multiple impact blows to shape a component between specially contoured dies. Forging hammers can be classified into two main types: single action and counterblow. Our counterblow hammers, which couple upper and lower ram movement to produce the impact forces required for large components, can offer improved near-net-shape capability compared to conventional press forging. Hammer forging is one of the oldest forging processes; however, computer-controlled technology has enabled the process to meet modern manufacturing requirements.

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

        The following table identifies major jet aircraft engines that incorporate investment castings and forgings produced by us.

Aircraft	GE	Pratt & Whitney	Rolls-Royce	Joint Ventures
Boeing
MD-90				V2525, V2528(2)
717			BR715
737-NG				CFM56-7(1)
747-400/401	CF6-80C2	PW4000, 4056	RB211-524G/H
757-200/300, 301		PW2037, 2040, 2043	RB211-535E4
757-PF		PW2040, 2042, 2043
767-200/300/400 ER	CF6-80C2	PW4000, 4052, 4056, 4060	RB211-524H
777-200/300/X	GE90	PW4084, 4090, 4098	Trent 800, 8104
C-17		F117
F-15	F110	F100
F-18	F404, F414
Airbus Industrie
A300-600/B2/B4	CF6-80C2	PW4158
A310-200/300	CF6-80C2	PW4152, 4156A
A318		PW6122, 6162		CFM56-5B8/9(1)
A319/A320/A321				CFM56-5A/B(1) V2500, V2522, V2524, V2527, V2530, V2533(2)
A330-200/300	CF6-80E1	PW4168	Trent 768, 772B
A340-200/300				CFM56-5C(1)
A340-500/600			Trent 500, 553, 556
Lockheed Martin
F-16	F110	F100
F-22		F119
Bombardier
CRJ700	CF34-8C1	PW305
Embraer
ERJ 190	CF34-10E
ERJ 191	CF34-8E
ERJ 170	CF34-8E
ERJ 135—140—145			AE3007

(1)
Represents engines of CFM International ("CFMI"), a joint venture of GE and Snecma, a major French aerospace company.

(2)
Represents engines produced by International Aero Engines ("IAE"), a joint venture of Pratt & Whitney, Rolls-Royce, Motoren-und Turbinen-Union, FiatAvio and Japanese Aero Engine Corporation.

        The following table identifies major industrial gas turbines that incorporate investment castings and forgings produced by us.

Market	GE	Siemens Westinghouse	Alstom	Rolls-Royce	Solar Turbine	P&W	Other
60 hz Domestic	7FA	V84.3A2, 501F	GT24
60 hz Domestic	7E	501D	GT11N2
60 hz Domestic	7FB	501G
60 hz Domestic	7H
50 hz International	9E		GT13E2
50 hz International	9FA	V94.3A2, 701F	GT26
50 hz International	9H
50 hz International	9EC
50 hz International	9FB
50/60 hz International	6FA	V64.3A
50/60 hz International	6B	C251B	GT11N2
50/60 hz International	6C
Aero Der. Power	LM6000			Industrial Trent		PT8/GG8
Aero Der. Power	LM2500, LM2500+, LM5000					FT8
Marine & Power	LM6000
Small IGT	PGT 5 Nuovo Pignone, PGT 10 Nuovo Pignone		Typhoon, Tornado, Tempest, Cyclone	RT-56, RT-62, RT-44, RT-48, RT-61	H25 Hitachi, Centaur, Mars, Saturn, Taurus, Mercury, Titan		H25 Hitachi

Fluid Management Products

        The Fluid Management Products segment includes all of the businesses within our subsidiary, PCC Flow Technologies. We entered the fluid management sector in fiscal 1997 with the acquisition of the NEWFLO Corporation. Subsequent acquisitions, which have included Crown Pumps, OIC Valves, Baronshire Engineering, Environment/One, TBV, Sterom, Reiss Engineering, MMG, Valtaco, Technova, ConVey, Wouter Witzel, C.W. Valve Services and AOP Industries, have enabled PCC Flow Technologies to further expand its product lines and markets.

        The Fluid Management Products segment accounted for approximately 14% of our sales in fiscal 2002.

        We design, manufacture, market and service a broad range of high-quality, fluid-handling industrial valves and pumps. Our finished fluid management products are manufactured primarily from castings, forgings and fabricated steel parts. We sell these products worldwide under well-established brand names to a wide range of end-user markets.

        The manufacturing process for fluid management products requires knowledge of multiple metal-forming and processing technologies, including casting, machining, welding, heat treating, assembly and processing of metal components. Testing procedures, materials management and traceability and quality control are also important aspects of our operations.

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

Valves

        We manufacture and market specialty industrial and general purpose valves, fittings and flanges, principally for the chemical, refining, energy, pulp and paper and marine markets. Our valve products consist primarily of multi-turn industrial valves, check valves, quarter-turn industrial ball and plug valves, double-block-and-bleed valves, dual-expanding plug valves, four-way diverter valves and valve operators, stainless steel butterfly valves, double flanged and wafer butterfly valves, corrosion-resistant titanium ball valves and double-eccentric heavy-duty valves. Many of our valves are manufactured under contract by ISO 9000-qualified offshore suppliers to precise industry and end-user standards. The valve designs are developed and modified by our engineering staff for particular applications as determined by market conditions and end-user applications. We market our valve products under several brand names, including General Valve, NEWCO, TECHNO, Barber, TBV, OIC, Sterom, Reiss, Technova, ConVey and Wouter Witzel, AOP and CW. We believe our General Valve positive shut-off, double-block-and-bleed valve and our Technocheck hinged check valves are among the most technologically advanced products of these types sold in the fluid control market.

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

        The Industrial Products segment accounted for approximately 7 percent of our sales in fiscal 2002.

        We maintain leading positions in our served markets for industrial metalworking tools, and we have strong market positions in the manufacture of metalworking machines for general industrial markets. We entered these markets in March 1995 with the acquisition of Quamco, Inc. Since that time, we have increased our presence in the industrial metalworking tools and machines markets with two additional acquisitions. The acquisitions of Olofsson and Astro Punch®, acquired in fiscal 1997 and the acquisition of Fastener Engineers Group and Lewis Machines in fiscal 2001, complemented our capabilities as a leading manufacturer of highly engineered industrial metalworking tools and machines. In fiscal 1998, we acquired J&L Fiber Services, Inc., a manufacturer of metal refiner plates and screen cylinders for the pulp and paper industry. In fiscal 2000, we acquired STW Composites as part of our acquisition of Wyman-Gordon.

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

Refiner Plates and Screen Cylinders

        We are the world leader in the design, manufacture and sale of refiner plates to the pulp and paper production markets. Refiner plates, which are highly engineered metal castings, are an integral part of the wood pulping process. Refiner plates separate wood chips into component fibers as pulp is transported through the system. The design of the refiner plate affects the ultimate quality of the paper produced. In addition, we manufacture conventional and rebuildable screen cylinders. Screen cylinders are metal filtering devices that separate the usable wood fiber from undesirable elements in the pulp slurry mix. We also rebuild refiner equipment that is used in the pulping process. Approximately 95 percent of J&L Fiber Services' sales are derived from replacement parts.

Metal-Injection-Molded, Metal-Matrix-Composite and ThixoFormed™ Components

        We are the largest producer of powdered metal parts manufactured by the metal-injection-molding ("MIM") process. In addition, we manufacture advanced technology, lightweight, net-shape, metal-matrix-composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure-infiltration-casting process. We have also expanded into ThixoForming™, an advanced technology alternative to conventional die casting in which materials such as magnesium are injected in a semi-solid (thixotropic) state into a mold under vacuum conditions. The result is a high-density, complex component with superior materials properties and precise dimensional tolerances as compared to a die-cast part. We believe these businesses have the potential for rapid growth and complement our core competencies in metals, precision metalworking and the management of complex manufacturing processes.

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

Sales and Distribution

        We sell our complex metal components and products into six major market areas: aerospace, power generation, fluid management, machine tools, pulp and paper and general industrial and other. The percentage of sales to these markets is shown below for fiscal years 2002, 2001 and 2000.

Fiscal 2002
Sales $2,557.4 million

52% Aerospace
24% Power Generation
14% Fluid Management
3% Machine Tools
2% Pulp and Paper
5% General Industrial and Other

Fiscal 2001
Sales $2,326.3 million

53% Aerospace
19% Power Generation
14% Fluid Management
5% Machine Tools
3% Pulp and Paper
6% General Industrial and Other

Fiscal 2000
Sales $1,673.7 million

50% Aerospace
15% Power Generation
17% Fluid Management
8% Machine Tools
4% Pulp and Paper
6% General Industrial and Other

        Our sales to the aerospace market of $1,335.5 million in fiscal 2002 increased 8 percent from $1,237.2 million in fiscal 2001. Sales to the aerospace market as a percentage of total net sales, however, decreased from 53 percent in fiscal 2001 to 52 percent in fiscal 2002, reflecting the impact of our market share gain in the industrial gas turbine market in fiscal 2002.

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

Major Customers

        Sales to General Electric were 22.8 percent, 21.9 percent and 15.8 percent of total sales in fiscal 2002, 2001 and 2000, respectively, as follows:

	Fiscal
	2002	2001	2000
Investment Cast Products	$359.5	$268.0	$193.2
Forged Products	221.7	234.7	66.3
Fluid Management Products	3.0	5.8	3.9
Industrial Products	—	—	0.2

	$584.2	$508.5	$263.6

No other customer accounted for more than 10 percent of net sales.

Backlog

        The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $1,548.2 million as of March 31, 2002, $1,587.0 million as of April 1, 2001, and $1,322.2 million as of April 2, 2000. The majority of the backlog is for sales to aerospace customers in the Investment Cast Products and Forged Products segments.

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

        In the Investment Cast Products segment, our principal competitor is Howmet International, Inc. ("Howmet"), a subsidiary of Alcoa Inc. Howmet produces stainless steel, superalloy, aluminum and titanium investment castings principally for the aerospace and IGT markets. We believe that Howmet is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. Many other companies throughout the world also produce stainless steel, superalloy, aluminum or titanium investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.

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

        International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where "offset" or "local content" requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. We continue to strive to maintain competitive advantages with high quality products, low-cost manufacturing, excellent customer service and delivery and expertise in engineering and production.

        In the Fluid Management Products and Industrial Products segments, we compete with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

Research and Development

        We maintain separate research and development departments at PCC Structurals, PCC Airfoils, Wyman-Gordon and PCC Flow Technologies. The research and development effort at these locations is directed at the scientific aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $6.5 million in fiscal 2002, $7.1 million in fiscal 2001, $6.2 million in fiscal 2000. A substantial amount of our technological capability is the result of engineering work and experimentation performed in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

        At March 31, 2002 we employed approximately 13,800 people within our four segments, including 8,200 people in the Investment Cast Products segment, 2,400 people in the Forged Products segment, 2,100 people in the Fluid Management Products segment and 1,100 people in the Industrial Products segment. In addition, we employed 32 people in corporate functions. Approximately 27 percent of these employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate two union contracts or collective bargaining agreements affecting less than 5 percent of the workforce during fiscal 2003. Management believes that labor relations in the Company have generally been satisfactory.

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

International Operations

        We purchase products from and supply products to businesses located outside the U.S. Certain risks are inherent in international operations, including the risk of government financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. We have been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, have strong growth prospects and maintain leading positions in their respective market niches. Information with respect to sales and assets by geographic area is incorporated herein by reference to the "Notes to Consolidated Financial Statements" in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

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

        Our financial statements include reserves for future costs arising from environmental issues relating to these properties and our operations. Our actual future expenditures, however, for installation of and improvements to environmental control facilities, remediation of environmental conditions at our properties and other similar matters cannot be conclusively determined. At March 31, 2002, we had accrued aggregate environmental reserves of $33.5 million, which included reserves of $26.2 million for Wyman-Gordon environmental matters. Although we have recorded these reserves for environmental matters, we cannot ensure that these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or related liabilities and the cost of claims that may be asserted by such authorities or private parties in the future with respect to matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

        The reserves cover expected cleanup expenses for: Wyman-Gordon's Worcester, Massachusetts facility, which is substantially closed and is expected to be sold; remediation projects at Wyman-Gordon's facilities in Houston, Texas, North Grafton/Millbury, Massachusetts, Groton, Connecticut and

Buffalo, New York; potential liability at a closed facility in Bad Axe, Michigan; potential liability in connection with our PCC Structurals plant in Portland, Oregon; commitments to the Romanian government with respect to the Sterom, S.A. plant; and various former plants and disposal sites that we no longer own.

        We believe the Company's most significant potential environmental liabilities are associated with the Wyman-Gordon facility in North Grafton, Massachusetts. Pursuant to an agreement between Wyman-Gordon and the U.S. Air Force in connection with Wyman-Gordon's acquisition of the North Grafton facility in 1982, Wyman-Gordon agreed to make expenditures for environmental matters and remediation at that site totaling $20.8 million, substantially all of which has been spent as of March 31, 2002. These expenditures will not resolve Wyman-Gordon's obligations to federal and state regulatory authorities, which are not party to the agreement. We expect to incur an additional amount to comply with federal and state environmental requirements in connection with the investigation and remediation of contamination at the North Grafton facility. The North Grafton site is located in an area where regional groundwater has been impacted with a number of contaminants, including chlorinated solvents. The Massachusetts Department of Environmental Protection ("MADEP") also has asked Wyman-Gordon to investigate contamination in a brook and pond near the facility. Pursuant to a license from the Atomic Energy Commission, Wyman Gordon disposed of magnesium thorium alloys, which are low-level radioactive waste, at the North Grafton facility.

        We, together with numerous other parties, have been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the cleanup of the following Superfund sites: Salco Disposal Site, Monroe, Michigan; Operating Industries, Monterey Park, California (for which Wyman-Gordon's insurer has been paying defense costs); Casmalia Resources Site, Casmalia, California; PSC Resources, Palmer, Massachusetts; Pasco County Landfill, Pasco, Washington (for which our insurers have been paying defense costs); the Western Processing Site, Kent, Washington; and the Gemme/Fournier site; Leicester, Massachusetts and Peterson-Puritan site, Cumberland, Rhode Island (for which Wyman-Gordon's insurer has been paying defense costs). We have asserted indemnity and insurance claims for some of these sites and expect to recover a portion of our losses for these sites.

        We also have potential liability associated with former facilities. The current owner of a former Arwood facility in Rockleigh, New Jersey has asserted claims for contamination at that property; Wyman-Gordon is entitled to indemnity of one half the amount of this claim from an escrow account established by Arwood Corporation, from which Wyman-Gordon acquired certain operations. In 1999, PCC Specialty Products, Inc. sold its former Merriman facility in Hingham, Massachusetts. PCC Specialty Products, Inc. made commitments to the new owner and the MADEP to undertake certain remedial action with respect to contamination at this facility. In February 2000, PCC Flow Technologies, Inc. sold its Penberthy operations in Prophetstown, Illinois. PCC Flow Technologies, Inc. is obligated to the landlord and the new owner of the Penberthy business to undertake certain investigation and remedial action at this former facility. We also have potential liability for contamination at other former facilities where we do not believe our liability will be material.

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

        On January 10, 2000, the State of Connecticut filed a complaint against Wyman-Gordon Investment Casting, Inc. in the Superior Court Judicial District of Hartford, Connecticut. The complaint alleges various violations by Wyman-Gordon's Groton, Connecticut facility of its wastewater discharge permit during the years 1995 through 1998 and seeks civil penalties. The complaint does not allege any violations after 1998 or that any of the violations are ongoing. The parties have agreed to a tentative settlement of the matter that includes a supplemental environmental project and a civil penalty aggregating approximately $0.1 million.

Forward-Looking Statements

        Information included within this Form 10K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, machine tool, pulp and paper and other general industrial cycles; the relative success of the Company's entry into new markets, such as industrial gas turbine and airframe components; competitive pricing; the financial viability of the Company's significant customers; the availability and cost of energy, materials and supplies; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 2.  PROPERTIES

        Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities
		Leased	Owned	Total
Executive & Corporate Offices
Domestic	1	16,200	—	16,200
Foreign	—	—	—	—
Investment Cast Products
Domestic	29	510,600	2,402,000	2,912,600
Foreign	5	141,000	373,000	514,000
Forged Products
Domestic	6	—	2,932,300	2,932,300
Foreign	7	259,800	551,300	811,100
Fluid Management Products
Domestic	24	527,000	561,400	1,088,400
Foreign	20	163,300	698,700	862,000
Industrial Products
Domestic	14	251,200	754,100	1,005,300
Foreign	2	9,300	29,100	38,400
Total Company
Domestic	74	1,305,000	6,649,800	7,954,800
Foreign	34	573,400	1,652,100	2,225,500

Total	108	1,878,400	8,301,900	10,180,300

        We continue to expand our manufacturing capacity to meet anticipated market demand for our products. See "Management's Discussion and Analysis," in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 3.  LEGAL PROCEEDINGS

        For a description of claims relating to environmental matters, see "Item 1. Business—Environmental Compliance."

        Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will have no significant effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT(a)

Name	Officer Since		Age	Position Held With the Registrant
William C. McCormick	(b)	1985	68	Chairman and Chief Executive Officer
Mark Donegan	(c)	1992	45	President and Chief Operating Officer
William D. Larsson	(d)	1980	57	Senior Vice President and Chief Financial Officer
Peter G. Waite	(e)	1980	58	Executive Vice President and President—PCC Airfoils
Wayne F. Robbins	(f)	2002	51	Executive Vice President and President—PCC Flow Technologies
Gregory M. Delaney	(g)	1998	47	Executive Vice President and President—PCC Specialty Products
Russell P. Gould	(h)	2000	45	Senior Vice President and President—PCC Structurals
Armand F. Lauzon Jr.	(i)	2000	45	Senior Vice President and President—Forgings East of Wyman-Gordon Company
James E. Houlden	(j)	2002	49	Senior Vice President and President—Forgings West of Wyman-Gordon Company
Roger A. Cooke	(k)	2000	54	Vice President—Regulatory and Legal Affairs and Secretary
Shawn R. Hagel	(l)	1997	37	Vice President, Corporate Controller and Assistant Secretary
Geoffrey A. Hawkes	(m)	1999	43	Vice President, Treasurer and Assistant Secretary
Mark R. Roskopf	(n)	1999	40	Vice President—Corporate Taxes and Assistant Secretary
Byron J. Gaddis	(o)	2000	45	Vice President and Chief Information Officer

(a)
The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.

(b)
Elected Chairman in 1994, Chief Executive Officer in 1991 and Director in 1986. Served as President from 1985-1997 and Chief Operating Officer from 1985-1991. Will be retiring as Chief Executive Officer in the summer of 2002.

(c)
Elected President and Chief Operating Officer in 2001 and Executive Vice President in 1992. Named President—Wyman-Gordon in 1999. Previously served as President—PCC Structurals. Will become Chief Executive Office in the summer of 2002.

(d)
Elected Vice President—Finance in 1980. Named Vice President and Chief Financial Officer in 1993. Elected Senior Vice President in 2000.

(e)
Elected Executive Vice President and President—PCC Airfoils in 1986.

(f)
Elected Executive Vice President and President—PCC Flow Technologies in 2002. Prior to joining PCC in 2001 as vice president of strategic planning and business development—PCC Flow Technologies, he was President of DeZURIK, a subsidiary of SPX Corporation, which manufactures industrial control valves. Prior to 2000, he held the position of Vice President of Marketing and Research and Development for the same company.

(g)
Elected Executive Vice President and President—PCC Specialty Products in 1998. Prior to joining PCC, he was President of the Wiegand Industrial Division of Emerson Electric.

(h)
Elected Senior Vice President and President—PCC Structurals in 2000. Previously served as President—PCC Small Structurals Business Operation.

(i)
Elected Senior Vice President and President—Forgings East—Wyman-Gordon Company in 2000. Previously served as Division Vice President—PCC Airfoils.

(j)
Elected Senior Vice President and Vice President—Forgings West—Wyman-Gordon Company in 2002. He has held various leadership positions since joining Wyman-Gordon.

(k)
Elected Vice President—Regulatory and Legal Affairs and Secretary in 2000. Prior to joining PCC, he was Executive Vice President, Regulatory and Legal Affairs and Secretary at Fred Meyer, Inc.

(l)
Elected Corporate Controller and Assistant Secretary in 1997 and Vice President in 2000. Previously served as Corporate Financial Reporting Manager.

(m)
Elected Treasurer and Assistant Secretary in 1999 and Vice President in 2000. Prior to joining PCC, he was Director of Risk Management at Electronic Data Systems Corporation.

(n)
Elected Director of Corporate Taxes and Assistant Secretary in 1999 and Vice President—Corporate Taxes in 2000. Prior to joining PCC, he was Director, International Tax at Case Corporation.

(o)
Elected Chief Information Officer and Vice President in 2000. Previously served as Director of Airframe Development and Research and Development at PCC Structurals.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of March 31, 2002 there were 6,143 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. Additional information with respect to Market for Registrant's Common Equity and Related Stockholder Matters, including dividends, is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" and the "Quarterly Financial Information" in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp." We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

        On March 22, 2002, we issued 176,505 shares to the shareholders of Western Aerospace Limited in connection with our acquisition of a 50 percent equity interest in Western Australian Specialty Alloys Pty Ltd. The stock issued in the transaction was valued at $6.1 million. The shares were issued under Regulation S.

ITEM 6.  SELECTED FINANCIAL DATA

        Information with respect to Selected Financial Data is incorporated herein by reference to the "Five-Year Summary of Selected Financial Data" in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

        Information included in "Management's Discussion & Analysis" in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp." describing the segments relating to projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, machine tool, pulp and paper and other general industrial cycles; the relative success of the Company's entry into new markets, such as industrial gas turbine and airframe components; competitive pricing; the financial viability of the Company's significant customers; the availability and cost of energy, materials and supplies; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to the "Summary of Significant Accounting Policies," "Fair Value of Financial Instruments" and "Financing Arrangements" notes in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

Interest Rate Risk

        As discussed in the "Summary of Significant Accounting Policies" and "Financing Arrangements" notes in Exhibit 13, the Company was committed to an interest rate swap on floating debt at March 31, 2002 and April 1, 2001. If market rates had averaged 10 percent higher than actual levels in either fiscal 2002 or fiscal 2001, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swap contracts and interest rate cap, would not have been material.

Foreign Currency Risk

        The majority of the Company's revenue, expense and capital purchasing activities is transacted in U.S. dollars; however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the "Summary of Significant Accounting Policies" note, the Company had several foreign currency hedges in place at March 31, 2002 and April 1, 2001 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 2002 or fiscal 2001.

Material Cost Risk

        As discussed in the "Summary of Significant Accounting Policies" note, the Company had entered into agreements to hedge the purchase price of strategic raw materials at March 31, 2002 and April 1, 2001. If market rates had averaged 10 percent higher than actual levels in either fiscal 2002 or 2001, the effect on the Company's cost of sales and net earnings, after considering the effects of the hedge agreements, would not have been material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

        Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in our Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4 of this document.

ITEM 11.  EXECUTIVE COMPENSATION

        Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees" in the Proxy Statement to be filed for the 2002 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statements

    The following financial statements, incorporated by reference from Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp.," are filed as part of this report.

  (a)(2)  Financial Statement Schedule

        The following schedule is filed as part of this report:

            Schedule II—Valuation and Qualifying Accounts

            Report of Independent Accountants on Financial Statement Schedule

  (a)(3)  Exhibits

(3)A	—	Restated Articles of Incorporation of Precision Castparts Corp. as amended
(3)B	—	Bylaws of Precision Castparts Corp. Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9, 2000) File number 1-10348)
(4)A	—
Indenture dated December 17, 1997 between Bank One Trust Company, N.A. (successor in interest to the First National Bank of Chicago) as Trustee and Precision Castparts Corp. (Incorporated herein by reference to Exhibit (4)A in the Form 10-K filed June 26, 1998.) (File number 1-10348)
(4)B	—	Officers' Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997
(4)C	—	Officers' Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 in the Form S-4 filed March 31, 2000.) (File number 333-33764)
(4)D	—
Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998) (File No. 1-10348)
(4)E	—	Precision Castparts Corp. Guarantee of Subsidiaries dated July 1, 2001
(10)B	—	Precision Castparts Corp. Non-Employee Directors' Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)C	—	Precision Castparts Corp. 1994 Stock Incentive Plan as amended (Incorporated herein by reference to Appendix A in Registrant's June 28, 1999 Proxy Statement.) (File number 1-10348)
(10)D	—	Precision Castparts Corp. Non-Employee Directors' Deferred Compensation Plan dated January 1, 1995, 2001 Restatement
(10)E	—	Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2001 Restatement as amended effective January 1, 2002
(10)F	—	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit (10)G in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)H	—
Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H in the Form 10-K filed June 12, 2001) (File number 1-10348)
(10)I	—	Precision Castparts Corp. Supplemental Executive Retirement Program 1998 Restatement, dated January 1, 1998, conformed through amendment No. 2
(10)J	—	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, As Amended (Incorporated herein by reference to Exhibit B in Registrant's July 9, 2001 Definitive Proxy Statement) (File number 1-10348)

(10)K	—
Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party Hereto arranged by Banc of America Securities LLC. (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 11, 1999.) (File number 1-10348)
(10)M	—	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001) (File number 1-10348)
(10)N	—
Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
(10)O	—	2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit C to Registrant's July 9, 2001 Definitive Proxy Statement) (File Number 1-10348)
(11)	—	Calculation of Earnings Per Share for the Year Ended March 31, 2002*
(13)	—	Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp. for the Year Ended March 31, 2002
(21)	—	Subsidiaries of Precision Castparts Corp.
(23)	—	Consent of Independent Accountants

  (b)  Reports on Form 8-K

        None.

  (c)  See a(3) above.

  (d)  See a(2) above.

*  Information required to be presented in Exhibit 11 is incorporated herein by reference to the "Earnings per Share" note in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

	By:	/s/ WILLIAM C. MCCORMICK William C. McCormick Chairman of the Board, Director and Chief Executive Officer
Dated: June 11, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
As officers or directors of Precision Castparts Corp.
/s/ WILLIAM C. MCCORMICK William C. McCormick	Chairman of the Board, Director and Chief Executive Officer	June 11, 2002
/s/ MARK DONEGAN Mark Donegan	President and Chief Operating Officer	June 11, 2002
/s/ WILLIAM D. LARSSON William D. Larsson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2002
/s/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	June 11, 2002
/s/ DEAN T. DUCRAY Dean T. Ducray	Director	June 11, 2002
/s/ DON R. GRABER Don R. Graber	Director	June 11, 2002
/s/ VERNON E. OECHSLE Vernon E. Oechsle	Director	June 11, 2002

/s/ BYRON O. POND Byron O. Pond, Jr.	Director	June 11, 2002
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	June 11, 2002
/s/ J. FRANK TRAVIS J. Frank Travis	Director	June 11, 2002

SCHEDULE II
PRECISION CASTPARTS CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended
(000's Omitted)

		Column C
Column A	Column B	Additions			Column D		Column E
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period
Deducted from assets to which they apply:
Reserve for doubtful accounts:
April 2, 2000	$3,400	$2,700		$4,300	$900	(1)	$9,500

April 1, 2001	$9,500	$700		$2,600	$3,400	(1)	$9,400

March 31, 2002	$9,400	$2,200		$—	$5,200	(1)	$6,400

Deferred tax asset valuation allowance:
April 2, 2000	$2,700	$—		$5,600	$1,400	(2)	$6,900

April 1, 2001	$6,900	$—		$—	$4,600	(3)	$2,300

March 31, 2002	$2,300	$2,500	(4)	$—	$—		$4,800

(1)
Write off of bad debts.

(2)
Utilization of tax benefits under capital-loss or operating loss carry-forwards.

(3)
Reduction of valuation reserves associated with business acquisitions.

(4)
Establishment of valuation allowances for capital loss carry-forwards or operating loss carry-forwards.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.

        Our audits of the consolidated financial statements referred to in our report dated April 29, 2002 appearing in the 2002 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Portland, Oregon April 29, 2002

INDEX TO EXHIBITS

(3)A	—	Restated Articles of Incorporation of Precision Castparts Corp. as amended
(3)B	—	Bylaws of Precision Castparts Corp. Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9, 2000) File number 1-10348)
(4)A	—
Indenture dated December 17, 1997 between Bank One Trust Company, N.A. (successor in interest to the First National Bank of Chicago) as Trustee and Precision Castparts Corp. (Incorporated herein by reference to Exhibit (4)A in the Form 10-K filed June 26, 1998.) (File number 1-10348)
(4)B	—	Officers' Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997
(4)C	—	Officers' Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 in the Form S-4 filed March 31, 2000.) (File number 333-33764)
(4)D	—
Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998) (File No. 1-10348)
(4)E	—	Precision Castparts Corp. Guarantee of Subsidiaries dated July 1, 2001
(10)B	—	Precision Castparts Corp. Non-Employee Directors' Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)C	—	Precision Castparts Corp. 1994 Stock Incentive Plan as amended (Incorporated herein by reference to Appendix A in Registrant's June 28, 1999 Proxy Statement.) (File number 1-10348)
(10)D	—	Precision Castparts Corp. Non-Employee Directors' Deferred Compensation Plan dated January 1, 1995, 2001 Restatement
(10)E	—	Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2001 Restatement as amended effective January 1, 2002
(10)F	—	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit (10)G in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)H	—
Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H in the Form 10-K filed June 12, 2001) (File number 1-10348)
(10)I	—	Precision Castparts Corp. Supplemental Executive Retirement Program 1998 Restatement, dated January 1, 1998, conformed through amendment No. 2
(10)J	—	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, As Amended (Incorporated herein by reference to Exhibit B in Registrant's July 9, 2001 Definitive Proxy Statement) (File number 1-10348)

(10)K	—
Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party Hereto arranged by Banc of America Securities LLC. (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 11, 1999.) (File number 1-10348)
(10)M	—	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001) (File number 1-10348)
(10)N	—
Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
(10)O	—	2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit C to Registrant's July 9, 2001 Definitive Proxy Statement) (File Number 1-10348)
(11)	—	Calculation of Earnings Per Share for the Year Ended March 31, 2002*
(13)	—	Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp. for the Year Ended March 31, 2002
(21)	—	Subsidiaries of Precision Castparts Corp.
(23)	—	Consent of Independent Accountants

*  Information required to be presented in Exhibit 11 is incorporated herein by reference to the "Earnings per Share" note in Exhibit 13, the "Financial Section of the 2002 Annual Report to Shareholders of Precision Castparts Corp."

QuickLinks

FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT(a)
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II PRECISION CASTPARTS CORP. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the years ended (000's Omitted)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
INDEX TO EXHIBITS