Form 10-Q
period 2002-06-30
PRECISION CASTPARTS CORP
filed 2002-08-13
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

Commission File No. 1-10348

Precision Castparts Corp.

An Oregon Corporation

IRS Employer Identification No. 93-0460598

4650 S.W. Macadam Avenue

Suite 440

Portland, Oregon 97239-4254

Telephone: (503) 417-4800

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒            No    ☐

Number of shares of Common Stock, no par value, outstanding as of August 9, 2002:  52,315,031

Note:   This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	6/30/02	7/1/01

Sales	$589.6	$638.8
Cost of goods sold	458.0	500.3
Selling and administrative expenses	52.3	53.6
Interest expense, net	14.7	18.0

Income before provision for income taxes	64.6	66.9
Provision for income taxes	23.3	26.4

Net income	$41.3	$40.5

Net income per common share (basic)	$0.79	$0.79

Net income per common share (diluted)	$0.78	$0.77

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	6/30/02	3/31/02
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25.7	$38.1
Receivables, net	362.5	352.3
Inventories	405.1	412.6
Prepaid expenses	21.4	21.7
Deferred income taxes	54.2	53.8
Total current assets	868.9	878.5

Property, plant and equipment, at cost	1,012.1	977.4
Less - accumulated depreciation	(409.0)	(387.3)
Net property, plant and equipment	603.1	590.1

Goodwill and acquired intangibles, net	1,005.7	994.0
Deferred income taxes	18.5	17.5
Other assets	82.9	84.8

	$2,579.1	$2,564.9

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$153.6	$153.3
Long-term debt currently due	56.1	51.2
Accounts payable	220.8	242.4
Accrued liabilities	220.3	237.3
Income taxes payable	39.6	42.9
Total current liabilities	690.4	727.1
Long-term debt	668.6	697.0
Pension and other postretirement benefit obligations	159.2	151.0
Other long-term liabilities	42.4	38.0
Total liabilities	1,560.6	1,613.1

Shareholders’ investment:
Common stock	52.3	52.2
Paid-in capital	218.5	214.8
Retained earnings	771.4	731.7
Accumulated comprehensive loss:
Foreign currency translation	(12.5)	(38.0)
Derivatives qualifying as hedges	(8.4)	(6.1)
Minimum pension liability	(2.8)	(2.8)
Total shareholders’ investment	1,018.5	951.8

	$2,579.1	$2,564.9

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	6/30/02	7/1/01

Cash flows from operating activities:
Net income	$41.3	$40.5
Non-cash items included in income:
Depreciation and amortization	20.3	25.5
Deferred income taxes	(1.4)	(3.0)
Changes in operating working capital, excluding effects of acquisitions:
Receivables	(10.1)	(1.0)
Inventories	7.1	(39.7)
Payables, accruals and current taxes	(41.8)	(9.8)
Other	10.7	5.9
Net cash provided by operating activities	26.1	18.4

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(0.3)
Capital expenditures	(18.9)	(29.8)
Other	0.6	3.2
Net cash used by investing activities	(18.3)	(26.9)

Cash flows from financing activities:
Net change in short-term borrowings	—	0.2
Issuance of long-term debt	—	46.8
Repayment of long-term debt	(23.5)	(57.5)
Proceeds from exercise of stock options	3.8	4.6
Cash dividends	(1.6)	(1.5)
Other	1.1	(2.9)
Net cash used by financing activities	(20.2)	(10.3)

Net decrease in cash and cash equivalents	(12.4)	(18.8)
Cash and cash equivalents at beginning of period	38.1	40.1

Cash and cash equivalents at end of period	$25.7	$21.3

See Notes to the Interim Consolidated Financial Statements on page 5.

Notes to the Interim Consolidated Financial Statements

(In millions, except per share data)

(1)           Basis of Presentation

The interim consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC” or the “Company”), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements.  Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period.  The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)           Goodwill and Acquired Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  The SFAS No. 142 goodwill impairment model is a two-step approach.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  The fair value of the related operations is estimated, and if fair value is determined to be less than book value, a second step is performed to compute the amount of impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The shortfall, if any, of the fair value below carrying value represents the amount of goodwill impairment.

SFAS No. 142 requires that the first step of the transitional goodwill impairment be completed within six months of adoption. The second step, if necessary, must be completed as soon as possible thereafter but no later than the end of the year of initial adoption.  While the Company has not completed its transitional goodwill assessment test, it does not believe the impact, if any, will be material.

The following table presents a reconciliation of reported net income and net income per share to adjusted net income and net income per share, as if SFAS No. 142 had been in effect:

	Three Months Ended
	6/30/02	7/1/01

Reported net income	$41.3	$40.5
Goodwill amortization, net of tax	—	6.9

Adjusted net income	$41.3	$47.4

Reported net income per common share (basic)	$0.79	$0.79
Goodwill amortization, net of tax	—	0.13

Adjusted net income per common share (basic)	$0.79	$0.92

Reported net income per common share (diluted)	$0.78	$0.77
Goodwill amortization, net of tax	—	0.13

Adjusted net income per common share (diluted)	$0.78	$0.90

The changes in the carrying amount of goodwill by reportable segment for the three months ended June 30, 2002, were as follows:

	Investment Cast	Forged	Fluid Management	Industrial
	Products	Products	Products	Products	Total

Balance at April 1, 2002	$123.5	$481.5	$283.1	$96.0	$984.1
Foreign currency translation and other	1.1	7.4	3.3	0.1	11.9

Balance at June 30, 2002	$124.6	$488.9	$286.4	$96.1	$996.0

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	6/30/02		3/31/02
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Territory access rights	$5.8	$(0.1)	$5.8	$—
Non-compete agreements	1.5	(0.1)	1.5	—
Customer base	1.7	—	1.7	—
Developed technology	0.9	—	0.9	—

	$9.9	$(0.2)	$9.9	$—

Amortization expense for acquired intangible assets during the first quarter of fiscal 2003 was $0.2 million.  Amortization expense related to intangible assets acquired as of June 30, 2002 is estimated to be $0.6 million for fiscal 2003 and for each of the succeeding five years.

(3)           Business Acquisitions

In the first quarter of fiscal 2002, the Company increased its ownership interest in Design Technologies International (“DTI”) from 33 percent to 70 percent for approximately $0.3 million.  With the additional ownership interest, the Company began consolidating DTI’s results of operations.  DTI is located in Poland and is operated as part of the Industrial Products segment.  The purchase and subsequent consolidation resulted in recognition of $2.1 million of goodwill.

(4)           Inventories

Inventories consisted of the following:

	6/30/02	3/31/02

Finished goods	$65.0	$66.8
Work-in-process	200.0	214.0
Raw materials and supplies	124.5	116.1
	389.5	396.9
LIFO provision	15.6	15.7

	$405.1	$412.6

(5)           Restructuring Actions

No charges related to restructuring activities were recorded in the first quarter of fiscal 2003 or the first quarter of fiscal 2002.  During the second and third quarters of fiscal 2002, PCC recorded provisions for restructuring totaling $16.3 million to downsize operations within the Investment Cast Products, Forged Products and Industrial Products segments and to consolidate European valve production operations within the Fluid Management Products segment.  The restructuring plans provided for the termination of approximately 1,000 employees, most of whom have been terminated as of June 30, 2002.  The accrued liability associated with the fiscal 2002 restructuring activities consisted of the following:

	Balance at 3/31/02	Cash payments	Non-cash adjustments	Balance at 6/30/02
Severance	$4.8	$(1.5)	—	$3.3
Lease buyouts	4.5	(0.1)	—	4.4
Legal and other	5.0	(0.3)	(2.9)	1.8

	$14.3	$(1.9)	$(2.9)	$9.5

(6)           Earnings Per Share

	Three Months Ended
	6/30/02		7/1/01
	Basic	Diluted	Basic	Diluted

Net Income	$41.3	$41.3	$40.5	$40.5

Average shares outstanding	52.2	52.2	51.4	51.4
Impact of potential common shares	—	1.0	—	1.0
Average shares outstanding assuming dilution	52.2	53.2	51.4	52.4

Net income per common share	$0.79	$0.78	$0.79	$0.77

(7)           Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended
	6/30/02	7/1/01

Net income	$41.3	$40.5
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	25.5	(5.9)
Unrealized loss on derivatives:
Cumulative accounting changes	—	(4.9)
Periodic revaluations	(4.2)	(0.5)
Realized in income	1.9	0.6
Net unrealized loss on derivatives	(2.3)	(4.8)

Total comprehensive income	$64.5	$29.8

(8)           New Accounting Pronouncements

See Note 2 for discussion of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Effective April 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of this standard had no effect on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement requires that obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized when they are incurred and displayed as liabilities.  SFAS No. 143 is effective for the Company beginning April 1, 2003.  The Company does not believe that the implementation of this standard will have a significant impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company is required and plans to adopt the provisions of SFAS no. 145 effective March 31, 2003.  The Company does not expect SFAS No. 145 to have a material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities, such as lease termination costs and certain employee severance costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The principal effect of applying Statement 146 will be on the timing of recognition of costs associated with exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

(9)           Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	6/30/02	7/1/01
Sales
Investment Cast Products	$301.1	$333.1
Forged Products	155.2	174.9
Fluid Management Products	94.0	88.2
Industrial Products	39.3	42.6
Consolidated sales	$589.6	$638.8

Operating income
Investment Cast Products	$58.5	$59.9
Forged Products	19.3	28.5
Fluid Management Products	7.3	2.4
Industrial Products	0.4	(2.0)
Corporate expense	(6.2)	(3.9)

Operating income	79.3	84.9
Interest expense, net	14.7	18.0

Consolidated income before provision for income taxes	$64.6	$66.9

Fiscal 2003 results include the impact of discontinuing amortization of goodwill upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  To facilitate comparisons, reported segment operating income for the first quarter of fiscal 2002 has been adjusted to reflect the discontinuation of goodwill amortization, as follows:

	Three Months Ended 7/1/01
	As Reported	Goodwill Amortization	Adjusted
Operating income
Investment Cast Products	$59.9	$0.8	$60.7
Forged Products	28.5	3.0	31.5
Fluid Management Products	2.4	2.0	4.4
Industrial Products	(2.0)	1.4	(0.6)
Corporate expense	(3.9)	—	(3.9)

Operating income	84.9	7.2	92.1
Interest expense, net	18.0	—	18.0

Consolidated income before provision for income taxes	$66.9	$7.2	$74.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended June 30, 2002 and July 1, 2001

Sales for the first quarter of fiscal 2003 were $589.6 million, down 7.7 percent from $638.8 million in the same quarter last year.  Operating income of $79.3 million was down 6.6 percent from $84.9 million in the first quarter last year. Net income was $41.3 million, or $0.78 per share (diluted), down 2.0 percent from fiscal 2002’s first quarter net income of $40.5 million, or $0.77 per share (diluted).  Operating income for the first quarter of fiscal 2002, after adjusting for the impact of Statement of Financial Accounting Standards (“SFAS”) No. 142, was $92.1 million.  Net income for the first quarter of fiscal 2002, adjusted for SFAS No. 142, was $47.4 million, or $0.90 per share (diluted).

Net interest expense for the first quarter of fiscal 2003 was $14.7 million, compared with $18.0 million for the first quarter last year. The lower expense is primarily due to reduced debt levels combined with lower interest rates compared with the same quarter last year.

The effective tax rate for the first quarter of fiscal 2003 was 36.1 percent compared with 39.5 percent for the first quarter last year.  The reduction in the effective tax rate primarily resulted from goodwill no longer being amortized for financial statement purposes following the Company’s adoption of SFAS No. 142.

Results of Operations by Segment - Comparison Between Three Months Ended June 30, 2002 and July 1, 2001

To facilitate analysis of operating results by segment, the following table presents operating income excluding goodwill amortization totaling $7.2 million in the first quarter of fiscal 2002:

	Three Months Ended
	June 30, 2002	July 1, 2001

Investment Cast Products	$58.5	$60.7
Forged Products	19.3	31.5
Fluid Management Products	7.3	4.4
Industrial Products	0.4	(0.6)
Corporate expense	(6.2)	(3.9)

Operating income	$79.3	$92.1

Investment Cast Products

Investment Cast Products’ sales decreased by 9.6 percent, from $333.1 million in the first quarter of fiscal 2002 to $301.1 million this year.  Operating income for the segment declined by 3.6 percent, from $60.7 million in the first quarter a year ago to $58.5 million in fiscal 2003.  The decrease in sales was primarily due to lower OEM jet engine sales as a result of weakness in the commercial aerospace market, offset in part by some growth in the military sector.  The operating income decline reflected the deleveraging effect from the lower sales level, partially offset by the favorable impact of aggressive cost reduction initiatives implemented over the last year.

Sales within this segment will continue to be negatively impacted by reduced demand from both the Aerospace and Power Generation markets throughout the rest of fiscal 2003.  The lower sales volume coupled with higher depreciation, pension and insurance expenses will result in lower operating income and margins compared with last year.  Operating efficiency improvements will partially mitigate the operating profit margin declines.

Forged Products

Forged Products’ sales amounted to $155.2 million for the quarter, with an operating income of $19.3 million, compared with sales of $174.9 million and an operating income of $31.5 million in the first quarter of fiscal 2002.  The Forged Products segment was also affected negatively by the ongoing reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers.  Extruded pipe sales for power plant installations and deep-sea-drilling applications continue to grow and temper the significant decrease in aerospace sales.  Operating margins were negatively impacted by the deleveraging effect of the lower sales volume, higher depreciation, pension and insurance expenses, and one-time charges related to the repair of a large forging press in Houston, Texas.

Sales throughout the rest of fiscal 2003 within the Forged Products segment will also be adversely affected by reduced demand from the Aerospace and Power Generation markets, partially offset by anticipated growth in extruded pipe sales related to market share gains.  Operating profits will be negatively impacted by the lower sales levels throughout the year coupled with higher fixed costs related to increased depreciation, pension and insurance expenses.

Fluid Management Products

Fluid Management Products’ sales improved from $88.2 million in the first quarter of fiscal 2002 to $94.0 million this year.  Operating income also improved from $4.4 million last year to $7.3 million in the first quarter of this year.  The sales increase was primarily due to the acquisition of AOP in the third quarter of fiscal 2002, increases in power plant installations, the municipal wastewater market and expanding aftermarket services business.  The increase in operating income was principally due to improved cost controls and headcount reductions completed over the last year, coupled with benefits realized from reorganization of the European operations.

The Fluid Management Products segment should continue to benefit from modest top-line growth throughout fiscal 2003 as a result of increased demand coupled with market share gains.  Operating income should also continue to improve as a result of the restructuring efforts over the past year and the continued focus on cost reduction throughout the segment.

Industrial Products

Industrial Products’ sales of $39.3 million for the first quarter of fiscal 2003 declined from $42.6 million in the same period last year.  Operating income improved to $0.4 million this quarter compared with a loss of $0.6 million in the first quarter of fiscal 2002.  The sales decline was primarily due to continued weakness in the machine tools and general industrial markets, offset in part by higher sales of metal-matrix-composite parts into transportation and defense markets.  The improvement in operating income was due to restructuring activities implemented in the second and third quarters of fiscal 2002 and a continued focus on cost management.

Overall, the Industrial Products segment will continue to be impacted by softness in the general industrial and machine tool markets, partially offset by expected improvement in the electronic and automotive markets and share gains in the pulp and paper market resulting from expansion of current product lines and introduction of new products.

Changes in Financial Condition and Liquidity

Total assets of $2,579.1 million at June 30, 2002 represented a $14.2 million increase from the $2,564.9 million balance at March 31, 2002.  Total capitalization at June 30, 2002 was $1,896.8 million, consisting of $878.3 million of debt and $1,018.5 million of equity. The debt-to-capitalization ratio was 46.3 percent compared with 48.6 percent at the end of the prior fiscal year.

For the three months ended June 30, 2002, cash from earnings of $60.2 million plus $3.8 million from the sale of common stock through stock option exercises was less than cash utilized, which consisted of $34.1 million for increased working capital, $18.9 million for capital expenditures, $23.5 million for debt repayments and $1.6 million for dividends. The net decrease in the quarter’s cash resulted in an ending cash balance of $25.7 million, down $12.4 million from fiscal 2002 year end. Management believes that the Company can fund the requirements for capital spending, cash dividends and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

FORWARD-LOOKING STATEMENTS

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, machine tool, pulp and paper and other general industrial cycles; the relative success of the Company’s entry into new markets, such as industrial gas turbine and airframe components; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy and materials and supplies; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvement.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk exposure since March 31, 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 13, 2002, Wyman-Gordon Investment Castings, Inc. and the State of Connecticut agreed to a settlement of $0.1 million in the suit pending in the Superior Court Judicial District of Hartford, Connecticut.  See “Item 1. Business – Environmental Compliance” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.  The settlement consisted of a cash payment of $85,000 to be applied towards supplemental environmental projects and a $15,000 credit for installation of a separate wastewater treatment system.

PCC, together with numerous other parties, has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for the cleanup of several Superfund sites.  See “Item 1. Business – Environmental Compliance” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.  One of these sites, Operating Industries, Inc. (“OII”) in Monterey Park, California, involved an environmental liability stemming from a former Wyman-Gordon subsidiary during the years 1975 through 1982.  The parties reached a final settlement for the OII Superfund site on May 28, 2002 for $0.3 million.

The State of Ohio Environmental Protection Agency informed PCC Airfoils, Inc., of various violations of hazardous waste permits at PCC Airfoils’ Minerva, Sherwood and Mentor facilities in Ohio during the years 1999 through 2002.  On July 22, 2002, the parties agreed to a settlement of $0.1 million covering all of these violations.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

11.  Computation of Per Share Earnings*

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 6 to the Consolidated Financial Statements in this Report.

99.  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: August 13, 2002	/s/ William D. Larsson
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)