Form 10-Q
period 2002-09-29
PRECISION CASTPARTS CORP
filed 2002-11-13
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 29, 2002

Commission File No. 1-10348

Precision Castparts Corp.

An Oregon Corporation

IRS Employer Identification No. 93-0460598

4650 S.W. Macadam Avenue

Suite 440

Portland, Oregon 97239-4252

Telephone: (503) 417-4800

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒           No   ☐

Number of shares of Common Stock, no par value, outstanding as of November 8, 2002: 52,317,281

Note:   This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/29/02	9/30/01

Net sales	$532.3	$652.4
Cost of goods sold	405.1	507.1
Selling and administrative expenses	51.3	57.8
Provision for restructuring	11.0	5.4
Impairment of long-lived assets	—	32.4
Other income	(14.5)	—
Interest expense, net	14.2	17.4

Income before provision for income taxes	65.2	32.3
Provision for income taxes	24.3	17.1

Net income from continuing operations	40.9	15.2
Discontinued operations, net of tax	(14.5)	(3.1)

Net income	$26.4	$12.1

Net income (loss) per common share – basic:
From continuing operations	$0.78	$0.30
From discontinued operations	(0.28)	(0.07)

	$0.50	$0.23

Net income (loss) per common share – diluted:
From continuing operations	$0.78	$0.29
From discontinued operations	(0.28)	(0.06)

	$0.50	$0.23

See Notes to the Interim Financial Statements on page 6.

	Six Months Ended
	9/29/02	9/30/01

Net sales	$1,117.5	$1,284.0
Cost of goods sold	859.5	1,001.1
Selling and administrative expenses	102.4	109.4
Provision for restructuring	11.0	5.4
Impairment of long-lived assets	—	32.4
Other income	(14.5)	—
Interest expense, net	28.9	35.3

Income before provision for income taxes	130.2	100.4
Provision for income taxes	47.7	43.8

Net income from continuing operations	82.5	56.6
Discontinued operations, net of tax	(14.8)	(4.0)

Net income	$67.7	$52.6

Net income (loss) per common share – basic:
From continuing operations	$1.58	$1.10
From discontinued operations	(0.29)	(0.08)
	$1.29	$1.02

Net income (loss) per common share – diluted:
From continuing operations	$1.56	$1.08
From discontinued operations	(0.28)	(0.08)
	$1.28	$1.00

See Notes to the Interim Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	9/29/02	3/31/02
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35.2	$38.1
Receivables	356.4	352.3
Inventories	382.8	412.6
Prepaid expenses	22.1	21.7
Deferred income taxes	54.7	53.8
Total current assets	851.2	878.5

Property, plant and equipment, at cost	1,015.4	977.4
Less - accumulated depreciation	(423.4)	(387.3)
Net property, plant and equipment	592.0	590.1

Goodwill and acquired intangibles, net	1,003.4	994.0
Deferred income taxes	20.1	17.5
Other assets	87.3	84.8

	$2,554.0	$2,564.9

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$154.2	$153.3
Long-term debt currently due	76.1	51.2
Accounts payable	207.9	242.4
Accrued liabilities	231.0	237.3
Income taxes payable	15.3	42.9
Total current liabilities	684.5	727.1

Long-term debt	611.7	697.0
Pension and other postretirement benefit obligations	166.6	151.0
Other long-term liabilities	48.0	38.0
Total liabilities	1,510.8	1,613.1

Shareholders’ investment:
Common stock	52.3	52.2
Paid-in capital	220.3	214.8
Retained earnings	796.3	731.7
Accumulated comprehensive loss:
Foreign currency translation	(12.2)	(38.0)
Derivatives qualifying as hedges	(10.7)	(6.1)
Minimum pension liability	(2.8)	(2.8)
Total shareholders’ investment	1,043.2	951.8

	$2,554.0	$2,564.9

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/29/02	9/30/01

Cash flows from operating activities:
Net income	$67.7	$52.6
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of long-lived assets	—	31.2
Discontinued operations, net of tax	14.8	4.0
Depreciation and amortization	40.7	49.3
Deferred taxes	(3.5)	(7.1)
Changes in operating working capital:
Receivables	(7.9)	(27.2)
Inventories	20.8	(50.1)
Payables, accruals and current taxes	(59.7)	18.0
Other operating activities, net	14.9	13.7

Net cash provided by continuing operations	87.8	84.4
Net cash used by discontinued operations	(0.2)	(0.1)
Net cash provided by operating activities	87.6	84.3

Cash flows from investing activities:
Capital expenditures	(35.2)	(72.8)
Other investing activities, net	4.1	8.6

Net cash used by continuing operations	(31.1)	(64.2)
Net cash used by discontinued operations	(0.4)	(0.9)
Net cash used by investing activities	(31.5)	(65.1)

Cash flows from financing activities:
Net change in short-term borrowings	1.0	0.2
Issuance of long-term debt	—	111.7
Repayment of long-term debt	(60.4)	(130.5)
Proceeds from exercise of stock options	5.6	4.9
Cash dividends	(3.1)	(3.1)
Other financing activities, net	(1.7)	(13.3)

Net cash used by continuing operations	(58.6)	(30.1)
Net cash (used) provided by discontinued operations	(0.4)	1.2
Net cash used by investing activities	(59.0)	(28.9)

Net decrease in cash and cash equivalents	(2.9)	(9.7)
Cash and cash equivalents at beginning of period	38.1	40.1

Cash and cash equivalents at end of period	$35.2	$30.4

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

(2)                                 Discontinued Operations

In the second quarter of fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  As of September 29, 2002, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.

Olofsson, Eldorado and DTI each meet the criteria as a component of an entity under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operating results of these businesses are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.  The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/29/02	9/30/01	9/29/02	9/30/01

Net sales	$5.6	$9.1	$10.0	$16.3
Cost of goods sold	4.6	9.9	8.2	16.2
Selling and administrative expenses	1.5	1.8	2.7	3.8
Provision for restructuring	—	0.2	—	0.2
Impairment of assets	—	2.1	—	2.1
Interest expense	—	—	0.1	0.1

Net loss from operations before income taxes	(0.5)	(4.9)	(1.0)	(6.1)
Income tax benefit	(0.2)	(1.8)	(0.4)	(2.1)

Net loss from operations	(0.3)	(3.1)	(0.6)	(4.0)
Disposal expense, net	14.2	—	14.2	—

Discontinued operations, net	$(14.5)	$(3.1)	$(14.8)	$(4.0)

The Company recorded disposal expenses totaling $22.0 million ($14.2 million after tax) that includes amounts related to the write down of remaining inventory and property, plant and equipment to fair value less cost to sell and the write down of account receivable and other current assets to net realizable value and provides for incremental direct costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/29/02	3/31/02
Current assets	$6.4	$20.4
Net property, plant and equipment	3.4	7.2
Other assets	0.8	2.9

Current liabilities	4.5	5.4
Other long-term liabilities	6.1	3.2

(3)           Restructuring and Asset Impairment Charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Income related to the Company’s restructuring and asset impairment charges.

	Three Months Ended		Six Months Ended
	9/29/02	9/30/01	9/29/02	9/30/01

Provision for restructuring:
Severance	$10.2	$1.9	$10.2	$1.9
Other	0.8	3.5	0.8	3.5
Impairment of long-lived assets	—	32.4	—	32.4
	11.0	37.8	11.0	37.8
Income tax benefit	(3.6)	(11.1)	(3.6)	(11.1)

	$7.4	$26.7	$7.4	$26.7

During the second quarter of fiscal 2003, the Company established an $11.0 million reserve pursuant to restructuring plans to downsize operations throughout the Company.  The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities.  These restructuring plans provided for terminations through the first quarter of fiscal 2004 of approximately 970 employees, of whom 650 employees were terminated in the second quarter.  The tax-effected impact of these charges totaled $7.4 million, or $0.14 per share (diluted).

During the second quarter of fiscal 2002, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $37.8 million.  The tax-effected impact of these charges totaled $26.7 million or $0.51 per share (diluted).  The Company established a reserve totaling $5.4 million pursuant to restructuring plans to consolidate European valve production operations within the Fluid Management Products segment and downsize operations within the Industrial Products Segment.  The reserve consisted of $1.9 million for employee severance and $3.5 million for other exit costs, including incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the restructuring plans.  The tax-effected impact of these restructuring charges totaled $3.9 million, or $0.07 per share (diluted).  Impairment of long-lived assets resulted in charges totaling $32.4 million.  A $19.7 million charge provided for the write-down of assets of an unprofitable business within the Investment Cast Products segment to net realizable value less exit costs.  Net realizable value was based on estimates of proceeds upon sale or collection of the assets.  Substantially all of the assets were sold in the third quarter of fiscal 2002.  The second quarter impairment charge also included $10.5 million for the write-off of a long-term note receivable, included in other assets, from a previously owned company that had declared bankruptcy.  Fixed asset costs of $2.2 million were also included in the impairment charge primarily for write-off of fixed assets associated with the restructuring of European operations within the Fluid Management Products segment.  The tax-effected impact of the asset impairment charges totaled $22.8 million, or $0.44 per share (diluted).

The restructuring reserve balances and associated activity for the six months ended September 29, 2002, were as follows:

	Balance at 3/31/02	New charges	Cash payments	Non-cash adjustments	Balance at 9/29/02

Severance	$4.8	$10.2	$(4.0)	$—	$11.0
Lease buyouts	4.5	0.2	(1.0)	—	3.7
Legal and other	5.0	0.6	(0.7)	(2.9)	2.0

	$14.3	$11.0	$(5.7)	$(2.9)	$16.7

(4)           Other Income

Other income of $14.5 million ($9.0 million after tax), or $0.17 per share (diluted) was recorded as a result of two insurance settlements.  The first related to a settlement with an insurance carrier covering environmental issues for which a reserve had been previously established at Wyman Gordon.  The net settlement was for $13.6 million.  The second settlement of $0.9 million related to a judgment that Wyman-Gordon had received against an insurance carrier for a claim related to their benefit plans.

(5)           Inventories

Inventories consisted of the following:

	9/29/02	3/31/02

Finished goods	$64.5	$66.8
Work-in-process	183.3	214.0
Raw materials and supplies	117.6	116.1
	365.4	396.9
LIFO provision	17.4	15.7

	$382.8	$412.6

(6)           Goodwill and Acquired Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  The SFAS No. 142 goodwill impairment model is a two-step approach that must be completed at least annually.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  The fair value of the related operations is estimated, and if fair value is determined to be less than book value, a second step is performed to compute the amount of impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The shortfall, if any, of the fair value below carrying value represents the amount of goodwill impairment.

The Company completed its transitional goodwill assessment test during the second quarter of fiscal 2003.  The fair value of the related operations was determined to be greater than the book value and therefore no write-down was required.

The following table presents a reconciliation of reported net income and net income per share to adjusted net income and net income per share, as if SFAS No. 142 had been in effect:

	Three Months Ended		Six Months Ended
	9/29/02	9/30/01	9/29/02	9/30/01

Reported net income from continuing operations	$40.9	$15.2	$82.5	$56.6
Goodwill amortization, net of tax	—	6.6	—	13.3

Adjusted net income from continuing operations	$40.9	$21.8	$82.5	$69.9

Net income from continuing operations per common share – basic:
Reported	$0.78	$0.30	$1.58	$1.10
Adjusted	$0.78	$0.42	$1.58	$1.36

Net income from continuing operations per common share – diluted:
Reported	$0.78	$0.29	$1.56	$1.08
Adjusted	$0.78	$0.42	$1.56	$1.33

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 29, 2002, were as follows:

	Investment Cast Products	Forged Products	Fluid Management Products	Industrial Products	Total

Balance at April 1, 2002	$123.5	$481.5	$283.1	$96.0	$984.1
Foreign currency translation and other	1.4	6.9	3.2	0.2	11.7
Write off of goodwill related to discontinued operations	—	—	—	(2.0)	(2.0)

Balance at September 29, 2002	$124.9	$488.4	$286.3	$94.2	$993.8

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	9/29/02		3/31/02
	Gross Carrying Accumulated Amount	Amortization	Gross Carrying Accumulated Amount	Amortization

Territory access rights	$5.8	$(0.1)	$5.8	$—
Non-compete agreements	1.5	(0.1)	1.5	—
Customer base	1.7	(0.1)	1.7	—
Developed technology	0.9	—	0.9	—

	$9.9	$(0.3)	$9.9	$—

Amortization expense for acquired intangible assets during the second quarter of fiscal 2003 was $0.1 million.  Amortization expense related to intangible assets acquired as of September 29, 2002 is estimated to be $0.6 million for fiscal 2003 and for each of the succeeding five years.

(7)           Earnings per share

	Three Months Ended		Six Months Ended
	9/29/02	9/30/01	9/29/02	9/30/01

Earnings per common share – basic:

Net income from continuing operations	$40.9	$15.2	$82.5	$56.6
Loss on discontinued operations	(14.5)	(3.1)	(14.8)	(4.0)

Net Income	$26.4	$12.1	$67.7	$52.6

Average shares outstanding	52.4	51.5	52.3	51.5

Net income per common share:
From continuing operations	$0.78	$0.30	$1.58	$1.10
From discontinued operations	(0.28)	(0.07)	(0.29)	(0.08)

	$0.50	$0.23	$1.29	$1.02

Earnings per common share – diluted:

Net income from continuing operations	$40.9	$15.2	$82.5	$56.6
Loss on discontinued operations	(14.5)	(3.1)	(14.8)	(4.0)

Net Income	$26.4	$12.1	$67.7	$52.6

Average shares outstanding	52.4	51.5	52.3	51.5
Common shares issuable	0.3	0.8	0.7	0.9
Average shares outstanding assuming dilution	52.7	52.3	53.0	52.4

Net income per common share:
From continuing operations	$0.78	$0.29	$1.56	$1.08
From discontinued operations	(0.28)	(0.06)	(0.28)	(0.08)

	$0.50	$0.23	$1.28	$1.00

Stock options that were not dilutive were not included in the computations of diluted earnings per common share amounts.  For the three and six months ended September 29, 2002, stock options to purchase 1.4 million and 1.1 million shares, respectively, were not dilutive.  For the three and six months ended September 30, 2001, stock options to purchase 1.1 million and 0.1 million shares, respectively, were not dilutive.

(8)           Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	9/29/02	9/30/01	9/29/02	9/30/01

Net income	$26.4	$12.1	$67.7	$52.6
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	0.3	15.4	25.8	9.5
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change	—	—	—	(4.9)
Net change from periodic revaluations	(4.2)	(7.9)	(8.4)	(8.4)
Net amount reclassified to income	1.9	1.3	3.8	1.9
Net unrealized loss on derivatives	(2.3)	(6.6)	(4.6)	(11.4)

Total comprehensive income	$24.4	$20.9	$88.9	$50.7

(9)           New Accounting Pronouncements

See Note 6 for discussion of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Effective April 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  During the second quarter of fiscal 2003, certain of the Company’s operations were classified as discontinued operations pursuant to SFAS No. 144.  See Note 2 for further discussion.

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

(10)         Segment information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	9/29/02	9/30/01
Net sales:
Investment Cast Products	$265.4	$350.0
Forged Products	140.2	177.0
Fluid Management Products	92.3	91.9
Industrial Products	34.4	33.5

Total net sales	$532.3	$652.4

Operating income (loss):
Investment Cast Products	$53.9	$63.6
Forged Products	21.5	29.5
Fluid Management Products	7.7	4.8
Industrial Products	1.5	(1.0)
Corporate expense	(8.7)	(9.4)

Total operating income	75.9	87.5

Provision for restructuring	11.0	5.4
Impairment of long-lived assets	—	32.4
Other income	(14.5)	—
Interest expense, net	14.2	17.4

Net income from continuing operations before provision for income taxes	$65.2	$32.3

	Six Months Ended
	9/29/02	9/30/01
Net sales:
Investment Cast Products	$566.5	$683.1
Forged Products	295.4	351.9
Fluid Management Products	186.3	180.1
Industrial Products	69.3	68.9

Total net sales	$1,117.5	$1,284.0

Operating income (loss):
Investment Cast Products	$112.4	$123.5
Forged Products	40.8	58.0
Fluid Management Products	15.0	7.2
Industrial Products	2.3	(1.9)
Corporate expense	(14.9)	(13.3)

Total operating income	155.6	173.5

Provision for restructuring	11.0	5.4
Impairment of long-lived assets	—	32.4
Other income	(14.5)	—
Interest expense, net	28.9	35.3

Net income from continuing operations before provision for income taxes	$130.2	$100.4

Fiscal 2003 results include the impact of discontinuing amortization of goodwill upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  To facilitate comparisons, reported segment operating income for the second quarter and first six months of fiscal 2002 has been adjusted to reflect the discontinuation of goodwill amortization, as follows:

	Three Months Ended September 30, 2001
	As Reported	Goodwill Amortization	Adjusted

Investment Cast Products	$63.6	$0.9	$64.5
Forged Products	29.5	3.1	32.6
Fluid Management Products	4.8	1.9	6.7
Industrial Products	(1.0)	1.0	—
Corporate expense	(9.4)	—	(9.4)

Operating income	87.5	6.9	94.4

Provision for restructuring	5.4	—	5.4
Impairment of long-lived assets	32.4	—	32.4
Interest expense, net	17.4	—	17.4

Net income from continuing operations before provision for income taxes	$32.3	$6.9	$39.2

	Six Months Ended September 30, 2001
	As Reported	Goodwill Amortization	Adjusted

Investment Cast Products	$123.5	$1.7	$125.2
Forged Products	58.0	6.1	64.1
Fluid Management Products	7.2	3.9	11.1
Industrial Products	(1.9)	2.2	0.3
Corporate expense	(13.3)	—	(13.3)

Operating income	173.5	13.9	187.4

Provision for restructuring	5.4	—	5.4
Impairment of long-lived assets	32.4	—	32.4
Interest expense, net	35.3	—	35.3

Net income from continuing operations before provision for income taxes	$100.4	$13.9	$114.3

Item 2             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended September 29, 2002 and September 30, 2001

Sales of $532.3 million for the second quarter of fiscal 2003 were down 18.4 percent from $652.4 million in the same quarter last year. Operating income before restructuring charges, asset impairment charges and other income was $75.9 million, down 13.3 percent from $87.5 million in the second quarter last year.  Net income was $26.4 million, or $0.50 per share (diluted), for the quarter, compared with net income of $12.1 million, or $0.23 per share (diluted) in the same quarter last year.  Net income for the second quarter of fiscal 2003 was adversely impacted by charges for restructuring and discontinued operations, partially offset by favorable insurance settlements.  Net income for the second quarter of fiscal 2002 was also impacted by restructuring and asset impairment charges, losses from discontinued operations and goodwill amortization, which was discontinued in fiscal 2003.  Net income from continuing operations before restructuring charges, asset impairment charges and other income was $39.3 million, or $0.75 per share (diluted), for the quarter, compared with net income of $48.5 million, or $0.93 per share (diluted) for the second quarter of fiscal 2002, excluding goodwill amortization.

Restructuring and Asset Impairment Charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Income related to the Company’s restructuring and asset impairment charges.

	Three Months Ended		Six Months Ended
	9/29/02	9/30/01	9/29/02	9/30/01

Provision for restructuring:
Severance	$10.2	$1.9	$10.2	$1.9
Other	0.8	3.5	0.8	3.5
Impairment of long-lived assets	—	32.4	—	32.4
	11.0	37.8	11.0	37.8
Income tax benefit	(3.6)	(11.1)	(3.6)	(11.1)

	$7.4	$26.7	$7.4	$26.7

During the second quarter of fiscal 2003, the Company established an $11.0 million reserve pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both the commercial aerospace and power generation markets, coupled with softness in the general industrial markets.  The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities.  These restructuring plans provided for terminations through the first quarter of fiscal 2004 of approximately 970 employees, of whom 650 employees were terminated in the second quarter.  The tax-effected impact of these charges totaled $7.4 million, or $0.14 per share (diluted).

The restructuring reserve balances and associated activity for the six months ended September 29, 2002, were as follows:

	Balance at 3/31/02	New charges	Cash payments	Non-cash adjustments	Balance at 9/29/02
Severance	$4.8	$10.2	$(4.0)	$—	$11.0
Lease buyouts	4.5	0.2	(1.0)	—	3.7
Legal and other	5.0	0.6	(0.7)	(2.9)	2.0

	$14.3	$11.0	$(5.7)	$(2.9)	$16.7

Other Income

Other income of $14.5 million ($9.0 million after tax), or $0.17 per share (diluted) was recorded in the second quarter of fiscal 2003 as a result of two insurance settlements.  The first related to a settlement with an insurance carrier covering environmental issues for which a reserve had been previously established at Wyman Gordon.  The net settlement was for $13.6 million.  The second settlement of $0.9 million related to a judgment that Wyman-Gordon had received against an insurance carrier for a claim related to their benefit plans.

Discontinued Operations

Also in the second quarter of fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  As of September 29, 2002, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  For the quarter, these discontinued operations, which include operating results, asset impairment charges and disposal costs, totaled $22.5 million ($14.5 million after tax), or $0.28 per share (diluted).

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2003 was $14.2 million, as compared with $17.4 million for the second quarter last year. The lower expense is due to reduced debt levels combined with lower interest rates compared to the same quarter last year.

The effective tax rate for the second quarter of fiscal 2003 was 37.3 percent, as compared with 52.9 percent for the second quarter last year.  The higher tax rate in fiscal 2002 was due to the Company receiving no tax benefits related to a $5.5 million goodwill write-off included in the quarter’s asset impairment charge, coupled with reduced tax benefits on restructuring charges in foreign jurisdictions.

Results of Operations by Segment – Comparison Between Three Months Ended September 29, 2002 and September 30, 2001

To facilitate analysis of operating results by segment, the following table presents operating income excluding goodwill amortization totaling $6.9 in the second quarter of fiscal 2002:

	Three Months Ended
	9/29/02	9/30/01

Investment Cast Products	$53.9	$64.5
Forged Products	21.5	32.6
Fluid Management Products	7.7	6.7
Industrial Products	1.5	—
Corporate expense	(8.7)	(9.4)

Total operating income	$75.9	$94.4

Investment Cast Products

Investment Cast Products’ sales decreased 24.2 percent from $350.0 million in the second quarter of fiscal 2002 to $265.4 million this year.  Operating income for the segment declined by 16.4 percent, from $64.5 million in the second quarter a year ago to $53.9 million in fiscal 2003.  The decrease in sales was primarily due to lower jet engine sales as a result of continued weakness in the commercial aerospace market and reduced demand from industrial gas turbine (“IGT”) customers, offset in part by increased demand from the military aerospace sector.  The operating income decline reflected the deleveraging effect from the lower sales level, partially offset by the favorable impact from resizing the businesses within the Investment Cast Products segment to operate more efficiently at lower volumes.

Sales within this segment will continue to be negatively impacted by reduced demand from both the Aerospace and Power Generation markets throughout the rest of fiscal 2003.  The lower sales volume coupled with higher depreciation, pension and insurance expenses will result in lower operating income and margins compared with last year.  Operating efficiency improvements will partially mitigate the declines in operating profit margin.

Forged Products

Forged Products’ sales were $140.2 million for the quarter, a decrease of 20.8 percent, compared to sales of $177.0 million in the second quarter of fiscal 2002.  Operating income decreased 34.1 percent from $32.6 million in the second quarter of fiscal 2002 to $21.5 million in the same quarter this year.  The Forged Products segment was also affected negatively by the continued reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers, as well as reduced demand for IGT products from Power Generation markets.  Operating margins were negatively impacted by the deleveraging effect of the lower sales volume and higher depreciation, pension and insurance expenses.

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

Fluid Management Products

Fluid Management Products’ sales improved from $91.9 million in the second quarter of fiscal 2002 to $92.3 million this year.  Operating income also improved from $6.7 million last year to $7.7 million in the second quarter of this year.  The sales increase was primarily due to the acquisition of AOP in the third quarter of fiscal 2002 as well as increased sales to vertical pump customers.  The increase in operating income was principally due to improved cost controls and headcount reductions completed over the last year, coupled with benefits realized from reorganization of the European operations.

The Fluid Management Products segment should continue to benefit from modest top-line growth throughout fiscal 2003 as a result of increased demand coupled with market share gains.  Operating income should also continue to improve as a result of the restructuring efforts over the past year and the continued focus on cost reduction throughout the segment.

Industrial Products

Industrial Products’ sales of $34.4 million for the second quarter of fiscal 2003 increased $0.9 million, or 2.7 percent, from $33.5 million in the comparable prior year period.  Operating income was $1.5 million in the second quarter of fiscal 2003 compared with break-even operating income in the same period last year.  The sales increase was primarily due to higher sales of metal-matrix-composite products into transportation and defense markets, partially offset by continued weakness in the general industrial markets.  The improvement in operating income was due to restructuring activities implemented in the second and third quarters of fiscal 2002 and a continued focus on cost management.

Overall, the Industrial Products segment will continue to be impacted by softness in the general industrial and pulp and paper markets, partially offset by expected improvement in the electronic and automotive markets and share gains in the pulp and paper market resulting from expansion of current product lines and introduction of new products.

Consolidated Results of Operations - Comparison Between Six Months Ended September 29, 2002 and September 30, 2001

Sales of $1,117.5 million for the first six months of fiscal 2003 were down 13.0 percent from $1,284.0 million in the same period last year.  Operating income of $155.6 million was down 10.3 percent from $173.5 million in fiscal 2002.  Net income was $67.7 million, or $1.28 per share (diluted), for the first half of fiscal 2003, compared with net income of $52.6 million, or $1.00 per share (diluted) in the same period last year.  As noted above, the results for the first six months of fiscal 2003 were adversely impacted by charges for restructuring and discontinued operations, partially offset by favorable insurance settlements.  Net income for the same period last year was also impacted by restructuring and asset impairment charges, losses from discontinued operations and goodwill amortization, which was discontinued in fiscal 2003.  Net income from continuing operations before restructuring charges, asset impairment charges and other income was $80.9 million, or $1.53 per share (diluted) for the first half of fiscal 2003, compared to $96.6 million, or $1.84 per share (diluted) for the same period last year, excluding goodwill amortization.

Interest and Income Tax

Net interest expense for the six months ended September 29, 2002 was $28.9 million, as compared with $35.3 million for the same period last year.  The lower expense is due to reduced debt levels combined with lower interest rates compared to the same period last year.

The effective tax rate for the first six months of fiscal 2003 was 36.6 percent, as compared with 43.6 percent for the six months ended September 30, 2001.  The higher tax rate in fiscal 2002 was due to the Company receiving no tax benefits related to a $5.5 million goodwill write-off included in the asset impairment charge, coupled with reduced tax benefit on restructuring charges in foreign jurisdictions.

Results of Operations by Segment – Comparison Between Six Months Ended September 29, 2002 and September 30, 2001

To facilitate analysis of operating results by segment, the following table presents operating income excluding goodwill amortization totaling $13.9 in the six months ended September 30, 2001:

	Six Months Ended
	9/29/02	9/30/01
Investment Cast Products	$112.4	$125.2
Forged Products	40.8	64.1
Fluid Management Products	15.0	11.1
Industrial Products	2.3	0.3
Corporate expense	(14.9)	(13.3)

Total operating income	$155.6	$187.4

Investment Cast Products

Investment Cast Products’ sales decreased by 17.1 percent, from $683.1 million in the first six months of fiscal 2002 to $566.5 million this year.  Operating income for the segment declined by 10.2 percent, from $125.2 million a year ago to $112.4 million in fiscal 2003.  The decrease in sales was primarily due to lower jet engine sales as a result of continued weakness in the commercial aerospace market and reduced demand from IGT customers, offset in part by increased demand from the military aerospace sector.  The operating income decline reflected the deleveraging effect from the lower sales level, partially offset by the favorable impact from resizing the businesses within the Investment Cast Products segment to operate more efficiently at lower volumes.

Forged Products

Forged Products’ sales were $295.4 million for the first six months of fiscal 2002, a decrease of 16.1 percent, compared to sales of $351.9 million in the same period last year.  Operating income decreased 36.4 percent from $64.1 million in the first six months of fiscal 2002 to $40.8 million this year.  The Forged Products segment was also affected negatively by the ongoing reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers.  Operating margins were negatively impacted by the deleveraging effect of the lower sales volume, higher depreciation, pension and insurance expenses and one-time charges related to the repair of a large forging press in Houston, Texas in the first quarter of fiscal 2003.

Fluid Management Products

Fluid Management Products’ sales improved from $180.1 million in the first six months of fiscal 2002 to $186.3 million this year.  Operating income also improved from $11.1 million last year to $15.0 million in the first six months of this fiscal year.  The sales increase was primarily due to increased sales to the Pacific Rim due to improved economic conditions, higher sales of vertical pumps and the acquisition of AOP in the third quarter of fiscal 2002.  The increase in operating income was principally due to improved cost controls and headcount reductions completed over the last year, coupled with benefits realized from reorganization of the European operations.

Industrial Products

Industrial Products’ sales of $69.3 million for the first six months of fiscal 2003 increased $0.4 million, or 0.6 percent, from $68.9 million in the comparable prior year period.  Operating income was $2.3 million in the first half of fiscal 2003, $2.0 million higher than operating income of $0.3 million in the same period last year.  The sales increase was primarily due to higher sales of metal-matrix-composite parts into transportation and defense markets, partially offset by continued weakness in the pulp and paper and general industrial markets.  The improvement in operating income was due to restructuring activities implemented in the second and third quarters of fiscal 2002 and a continued focus on cost management.

Changes in Financial Condition and Liquidity

Total assets of $2,554.0 million at September 29, 2002 represented a $10.9 million decrease from the $2,564.9 million balance at March 31, 2002.  Total capitalization at September 29, 2002 was $1,885.2 million, consisting of $842.0 million of debt and $1,043.2 million of equity. The debt-to-capitalization ratio improved to 44.7 percent from 52.0 percent at September 30, 2001 and 48.6 percent at the end of fiscal 2002.

For the six months ended September 29, 2002, cash from earnings of $119.7 million plus cash of $5.6 million from the sale of common stock through stock option exercises was less than cash requirements, which consisted of $31.9 million for increased working capital, $35.2 million for capital expenditures, $59.4 million for debt repayments in fiscal 2003, $3.1 million for dividends and $1.0 million net cash usage by discontinued operations.  The net decrease in cash resulted in an ending cash balance of $35.2 million, down $2.9 million from fiscal 2002 year end.  Cash requirements associated with the restructuring and other non-recurring charges are estimated to be approximately $8.7 million, of which $2.4 million was expended in the first six months of fiscal 2003.  Management believes that the Company can fund the requirements for working capital, capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.

Forward-Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, machine tool, pulp and paper and other general industrial cycles; the relative success of the Company’s entry into new markets, such as industrial gas turbine and airframe components; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies and insurance; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvement.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk exposure since March 31, 2002.

Item 4.   Controls and Procedures

PCC Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Shareholders on August 14, 2002.

(b)  The Shareholders voted as follows on the following matters:

1.               Election of Directors.  The voting results for each nominee is as follows:

Nominee	Votes For	Votes Withheld
Mark Donegan	48,305,221	310,711

Dean T. DuCray	47,610,458	1,005,474

Don R. Graber	48,313,210	302,722

Byron O. Pond, Jr.	48,307,479	308,453

Mr. Donegan was elected to serve a one-year term and Mr. DuCray, Mr. Graber and Mr. Pond were elected to serve terms of three years.

2.               The Precision Castparts Corp. Executive Performance Compensation Plan was approved by a count of 45,560,874 votes for, 2,795,232 votes withheld or against, and 259,826 votes abstaining.

3.               The appointment of PricewaterhouseCoopers LLP as auditors of the Company was ratified by a count of 46,568,297 votes for, 1,968,181 votes withheld or against, and 79,454 votes abstaining.

Item 5.  Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

11.         Computation of Per Share Earnings*

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the Consolidated Financial Statements in this Report.

99.         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Current Report on Form 8-K dated August 13, 2002 (Item 9)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: November 13, 2002	/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

PRECISION CASTPARTS CORP.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Mark Donegan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Precision Castparts Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Mark Donegan
Mark Donegan
Chief Executive Officer

CERTIFICATION

I, William D. Larsson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Precision Castparts Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and
Chief Financial Officer