Form 10-Q
period 2002-12-29
PRECISION CASTPARTS CORP
filed 2003-02-12
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended December 29, 2002

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

Yes     ☒        No     ☐

Number of shares of Common Stock, no par value, outstanding as of February 7, 2003:  52,746,701

Note:   This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	12/29/02	12/30/01

Net sales	$501.6	$614.6
Cost of goods sold	380.5	476.3
Selling and administrative expenses	48.2	56.0
Provision for restructuring	—	10.5
Impairment of long-lived assets	—	57.8
Interest expense, net	14.1	16.1
Minority interest in earnings of consolidated entities	0.3	—

Income (loss) before provision for income taxes	58.5	(2.1)
Provision for income taxes	21.1	22.4

Net income (loss) from continuing operations	37.4	(24.5)
Discontinued operations, net of tax	(1.2)	(34.6)

Net income (loss)	$36.2	$(59.1)

Net income (loss) per common share – basic:
From continuing operations	$0.72	$(0.48)
From discontinued operations	(0.03)	(0.67)

	$0.69	$(1.15)

Net income (loss) per common share – diluted:
From continuing operations	$0.71	$(0.48)
From discontinued operations	(0.02)	(0.67)

	$0.69	$(1.15)

See Notes to the Interim Financial Statements on page 6.

	Nine Months Ended
	12/29/02	12/30/01

Net sales	$1,618.2	$1,896.0
Cost of goods sold	1,238.0	1,474.6
Selling and administrative expenses	149.9	164.5
Provision for restructuring	—	15.9
Impairment of long-lived assets	11.0	90.2
Other income	(14.5)	—
Interest expense, net	43.0	51.4
Minority interest in earnings of consolidated entities	0.3	—

Income before provision for income taxes	190.5	99.4
Provision for income taxes	69.5	66.5

Net income from continuing operations	121.0	32.9
Discontinued operations, net of tax	(17.1)	(39.4)

Net income (loss)	$103.9	$(6.5)

Net income (loss) per common share – basic:
From continuing operations	$2.31	$0.64
From discontinued operations	(0.32)	(0.77)
	$1.99	$(0.13)

Net income (loss) per common share – diluted:
From continuing operations	$2.29	$0.63
From discontinued operations	(0.33)	(0.75)
	$1.96	$(0.12)

See Notes to the Interim Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	12/29/02	3/31/02
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27.3	$38.1
Receivables	340.9	352.3
Inventories	364.5	412.6
Prepaid expenses	19.9	21.7
Deferred income taxes	55.8	53.8
Total current assets	808.4	878.5

Property, plant and equipment, at cost	1,045.7	977.4
Less - accumulated depreciation	(457.2)	(387.3)
Net property, plant and equipment	588.5	590.1

Goodwill and acquired intangibles, net	1,008.0	994.0
Deferred income taxes	20.1	17.5
Other assets	99.9	84.8

	$2,524.9	$2,564.9

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$136.7	$153.3
Long-term debt currently due	81.1	51.2
Accounts payable	213.7	242.4
Accrued liabilities	207.0	237.3
Income taxes payable	32.3	42.9
Total current liabilities	670.8	727.1

Long-term debt	553.8	697.0
Pension and other postretirement benefit obligations	166.9	151.0
Other long-term liabilities	45.3	38.0
Total liabilities	1,436.8	1,613.1

Shareholders’ investment:
Common stock	52.4	52.2
Paid-in capital	221.0	214.8
Retained earnings	831.2	731.7
Accumulated comprehensive loss:
Foreign currency translation	(3.6)	(38.0)
Derivatives qualifying as hedges	(10.1)	(6.1)
Minimum pension liability	(2.8)	(2.8)
Total shareholders’ investment	1,088.1	951.8

	$2,524.9	$2,564.9

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	12/29/02	12/30/01

Cash flows from operating activities:
Net income (loss)	$103.9	$(6.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-down of long-lived assets	—	90.2
Discontinued operations, net of tax	17.1	39.4
Depreciation and amortization	61.0	73.9
Deferred taxes	(3.1)	(6.6)
Changes in operating working capital:
Receivables	4.6	(30.8)
Inventories	36.0	(61.5)
Payables, accruals and current taxes	(55.6)	45.7
Other operating activities, net	2.6	2.9

Net cash provided by continuing operations	166.5	146.7
Net cash provided by discontinued operations	—	5.4
Net cash provided by operating activities	166.5	152.1

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(13.9)
Capital expenditures	(53.4)	(101.3)
Other investing activities, net	5.7	12.5

Net cash used by continuing operations	(47.7)	(102.7)
Net cash used by discontinued operations	(0.4)	(0.8)
Net cash used by investing activities	(48.1)	(103.5)

Cash flows from financing activities:
Net change in short-term borrowings	(16.5)	0.4
Issuance of long-term debt	—	211.7
Repayment of long-term debt	(112.5)	(208.9)
Proceeds from exercise of stock options	6.4	5.1
Cash dividends	(4.6)	(4.6)
Other financing activities, net	(1.0)	(12.1)

Net cash used by continuing operations	(128.2)	(8.4)
Net cash used by discontinued operations	(1.0)	(3.8)
Net cash used by investing activities	(129.2)	(12.2)

Net (decrease) increase in cash and cash equivalents	(10.8)	36.4
Cash and cash equivalents at beginning of period	38.1	40.1

Cash and cash equivalents at end of period	$27.3	$76.5

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

(2)                               Discontinued Operations

In the first nine months of fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  In the second quarter, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In the third quarter, the Company completed the sale of the Eldorado gundrill tooling business.  In addition, PCC began actively marketing its STW business for sale as it was deemed to be a non-core business to PCC.  Subsequent to December 29, 2002, the Company was unable to secure a buyer for STW, and a decision was made to close the business.  The closure of STW is expected to be completed in the fourth quarter of fiscal 2003.

Olofsson, Eldorado, DTI and STW each meet the criteria as a component of an entity under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified.  The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/29/02	12/30/01	12/29/02	12/30/01

Net sales	$2.1	$11.2	$13.1	$30.1
Cost of goods sold	2.6	9.4	12.8	28.4
Selling and administrative expenses	0.7	1.8	4.1	6.5
Provision for restructuring	—	0.2	—	0.4
Impairment of assets	—	36.8	—	38.9
Interest expense	—	—	0.1	0.1

Net loss from operations before income taxes	(1.2)	(37.0)	(3.9)	(44.2)
Income tax benefit	(0.3)	(2.4)	(1.3)	(4.8)

Net loss from operations	(0.9)	(34.6)	(2.6)	(39.4)
Disposal expense, net	0.3	—	14.5	—

Discontinued operations, net	$(1.2)	$(34.6)	$(17.1)	$(39.4)

The Company recorded disposal expenses totaling $22.6 million ($14.5 million after tax) that include amounts related to the write down of remaining inventory and property, plant and equipment to fair value less cost to sell, the write down of account receivable and other current assets to net realizable value, and provides for incremental costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/29/02	3/31/02
Current assets	$1.0	$21.9
Net property, plant and equipment	3.1	9.8
Other assets	0.8	2.7

Current liabilities	2.6	7.4
Other long-term liabilities	6.7	5.5

(3)           Restructuring and Asset Impairment Charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Operations related to the Company’s restructuring and asset impairment charges.

	Three Months Ended		Nine Months Ended
	12/29/02	12/30/01	12/29/02	12/30/01

Provision for restructuring:
Severance	$—	$9.3	$10.2	$11.2
Other	—	1.2	0.8	4.7
Impairment of long-lived assets	—	57.8	—	90.2
	—	68.3	11.0	106.1
Income tax benefit	—	(4.3)	(3.6)	(15.4)

	$—	$64.0	$7.4	$90.7

PCC did not incur restructuring or asset impairment charges in the third quarter of fiscal 2003, as compared to restructuring charges of $10.5 million and asset impairment charges of $57.8 million in the third quarter of fiscal 2002.  These prior year restructuring charges provided for employee severance and related exit costs associated with downsizing activities throughout the Company due to anticipated declines in commercial aerospace sales and consolidation of European valve production operations within the Fluid Management Products segment.  Charges for impairment of goodwill and property, plant and equipment of certain operations within the Industrial Products segment are included in the asset impairment charges in the prior year.  The tax-effected impact of these charges for the third quarter of fiscal 2002 totaled $64.0 million, or $1.24 per share (diluted).

The Company established an $11.0 million reserve in the second quarter of fiscal 2003 pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both the commercial aerospace and power generation markets, coupled with softness in the general industrial markets.  The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities.  These restructuring plans provided for terminations through the first quarter of fiscal 2004 of approximately 970 employees, of whom over 90 percent were terminated through the third quarter.  The tax-effected impact of these charges totaled $7.4 million, or $0.14 per share (diluted).

During the nine months ended December 30, 2001, PCC recorded restructuring and asset impairment charges totaling $106.1 million.  These prior year restructuring charges provided for employee severance and restructuring-related exit costs associated with downsizing activities throughout the Company due to anticipated declines in commercial aerospace sales and consolidation of European valve production operations within the Fluid Management Products segment.  As of December 29, 2002, the restructuring plans had been completed as planned, including the termination of approximately 930 employees.  Charges for impairment of goodwill and property, plant and equipment of certain operations within the Industrial Products segment are included in the asset impairment charges in fiscal 2002.  The tax-effected impact of these charges for the nine months ended December 30, 2001, totaled $90.7 million, or $1.74 per share (diluted).

The restructuring reserve balances and associated activity for the nine months ended December 29, 2002, were as follows:

	Balance at 3/31/02	New charges	Cash payments	Non-cash adjustments	Balance at 12/29/02
Severance	$4.8	$10.2	$(7.9)	$—	$7.1
Lease buyouts	4.5	0.2	(0.5)	—	4.2
Legal and other	5.0	0.6	(0.8)	(3.2)	1.6

	$14.3	$11.0	$(9.2)	$(3.2)	$12.9

(4)           Other Income

During the second quarter of fiscal 2003, other income of $14.5 million ($9.0 million after tax), or $0.17 per share (diluted) was recorded as a result of two insurance settlements.  The first related to a settlement with an insurance carrier covering environmental issues for which a reserve had been previously established at Wyman Gordon.  The net settlement was for $13.6 million.  The second settlement of $0.9 million related to a judgment that Wyman-Gordon had received against an insurance carrier for a claim related to their benefit plans.

(5)           Inventories

Inventories consisted of the following:

	12/29/02	3/31/02

Finished goods	$60.0	$66.8
Work-in-process	158.9	214.0
Raw materials and supplies	120.7	116.1
	339.6	396.9
LIFO provision	24.9	15.7

	$364.5	$412.6

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

The Company completed its transitional goodwill assessment test during the second quarter of fiscal 2003.  The fair value of the related operations was determined to be greater than the book value, and therefore no write-down was required.

The following table presents a reconciliation of reported net income and net income per share to adjusted net income and net income per share, as if SFAS No. 142 had been in effect:

	Three Months Ended		Nine Months Ended
	12/29/02	12/30/01	12/29/02	12/30/01

Reported net income (loss) from continuing operations	$37.4	$(24.5)	$121.0	$32.9
Goodwill amortization, net of tax	—	6.8	—	20.1

Pro forma net income (loss) from continuing operations	$37.4	$(17.7)	$121.0	$53.0

Net income (loss) from continuing operations per common share – basic:
Reported	$0.72	$(0.48)	$2.31	$0.64
Pro forma	$0.72	$(0.34)	$2.31	$1.03

Net income (loss) from continuing operations per common share – diluted:
Reported	$0.71	$(0.48)	$2.29	$0.63
Pro forma	$0.71	$(0.34)	$2.29	$1.01

The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 29, 2002, were as follows:

	Investment Cast Products	Forged Products	Fluid Management Products	Industrial Products	Total

Balance at April 1, 2002	$123.5	$481.5	$283.1	$96.0	$984.1
Foreign currency translation and other	1.3	10.0	5.1	0.1	16.5
Write off of goodwill related to discontinued operations	—	—	—	(2.0)	(2.0)

Balance at December 29, 2002	$124.8	$491.5	$288.2	$94.1	$998.6

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	12/29/02		3/31/02
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Territory access rights	$5.8	$(0.2)	$5.8	$—
Non-compete agreements	1.5	(0.2)	1.5	—
Customer base	1.7	(0.1)	1.7	—
Developed technology	0.9	—	0.9	—

	$9.9	$(0.5)	$9.9	$—

Amortization expense for acquired intangible assets during the third quarter of fiscal 2003 was $0.2 million.  Amortization expense related to intangible assets acquired as of December 29, 2002 is estimated to be $0.6 million for fiscal 2003 and for each of the succeeding five years.

(7)           Guarantees

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of December 29, 2002 and March 31, 2002 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter and first nine months of fiscal 2003 is immaterial to the Company’s results of operations and cash flows.

In conjunction with certain transactions, primarily divestitures, the Company may provide routine indemnifications (e.g., retention of previously existing environmental and tax liabilities) with terms that range in duration and often are not explicitly defined.  Where appropriate, an obligation for such indemnifications is recorded as a liability.  Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated.  Other than obligations recorded as liabilities at the time of divestiture, the Company has not historically made significant payments for these indemnifications.

(8)           Earnings per share

	Three Months Ended		Nine Months Ended
	12/29/02	12/30/01	12/29/02	12/30/01

Earnings per common share – basic:

Net income (loss) from continuing operations	$37.4	$(24.5)	$121.0	$32.9
Loss on discontinued operations	(1.2)	(34.6)	(17.1)	(39.4)

Net income (loss)	$36.2	$(59.1)	$103.9	$(6.5)

Average shares outstanding	52.3	51.5	52.3	51.5

Net income (loss) per common share:
From continuing operations	$0.72	$(0.48)	$2.31	$0.64
From discontinued operations	(0.03)	(0.67)	(0.32)	(0.77)

	$0.69	$(1.15)	$1.99	$(0.13)

Earnings per common share – diluted:

Net income (loss) from continuing operations	$37.4	$(24.5)	$121.0	$32.9
Loss on discontinued operations	(1.2)	(34.6)	(17.1)	(39.4)

Net Income	$36.2	$(59.1)	$103.9	$(6.5)

Average shares outstanding	52.3	51.5	52.3	51.5
Common shares issuable	0.3	—	0.6	0.8

Average shares outstanding assuming dilution	52.6	51.5	52.9	52.3

Net income (loss) per common share:
From continuing operations	$0.71	$(0.48)	$2.29	$0.63
From discontinued operations	(0.02)	(0.67)	(0.33)	(0.75)

	$0.69	$(1.15)	$1.96	$(0.12)

Stock options that were not dilutive were not included in the computations of diluted earnings per common share amounts.  For the three and nine months ended December 29, 2002, stock options to purchase 3.3 million and 1.4 million shares, respectively, were not dilutive.  For the three and nine months ended December 30, 2001, stock options to purchase 2.8 million and 1.1 million shares, respectively, were not dilutive.

(9)           Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	12/29/02	12/30/01	12/29/02	12/30/01

Net income (loss)	$36.2	$(59.1)	$103.9	$(6.5)

Other comprehensive income (expense), net of tax:

Unrealized translation adjustments	8.6	(6.1)	34.4	3.4

Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change	—	—	—	(4.9)
Net change from periodic revaluations	(1.2)	0.7	(9.6)	(7.7)
Net amount reclassified to income	1.8	1.7	5.6	3.6
	0.6	2.4	(4.0)	(9.0)

Total comprehensive income (loss)	$45.4	$(62.8)	$134.3	$(12.1)

(10)         New Accounting Pronouncements

See Note 6 for discussion of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Effective April 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  During the second and third quarters of fiscal 2003, certain of the Company’s operations were classified as discontinued operations pursuant to SFAS No. 144.  See Note 2 for further discussion.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement requires that obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized when they are incurred and recorded as liabilities.  SFAS No. 143 is effective for the Company beginning March 31, 2003.  The Company does not believe that the implementation of this standard will have a significant impact on its financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”  SFAS No. 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company continues to account for stock-based employee compensation using the intrinsic value method under Opinion 25.  PCC will adopt the amended disclosure provisions of SFAS No. 123 for the Company’s fiscal year ended March 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company’s financial statements.  The disclosure requirements of the Interpretation, which are effective for the quarter ended December 29, 2002, are included at Note 7.

(11)         Segment information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	12/29/02	12/30/01
Net sales:
Investment Cast Products	$246.8	$324.3
Forged Products	133.7	170.0
Fluid Management Products	88.9	90.0
Industrial Products	32.2	30.3

Total net sales	$501.6	$614.6

Operating income (loss):
Investment Cast Products	$48.7	$58.2
Forged Products	20.7	28.8
Fluid Management Products	7.6	5.0
Industrial Products	3.3	—
Corporate expense	(7.4)	(9.7)

Total operating income	72.9	82.3

Provision for restructuring	—	10.5
Impairment of long-lived assets	—	57.8
Interest expense, net	14.1	16.1
Minority interest in earnings of consolidated entities	0.3	—

Net income (loss) from continuing operations before provision for income taxes	$58.5	$(2.1)

	Nine Months Ended
	12/29/02	12/30/01
Net sales:
Investment Cast Products	$813.3	$1,007.4
Forged Products	429.1	521.9
Fluid Management Products	275.2	270.1
Industrial Products	100.6	96.6

Total net sales	$1,618.2	$1,896.0

Operating income (loss):
Investment Cast Products	$161.1	$181.7
Forged Products	61.5	86.8
Fluid Management Products	22.6	12.2
Industrial Products	7.4	(0.8)
Corporate expense	(22.3)	(23.0)

Total operating income	230.3	256.9

Provision for restructuring	11.0	15.9
Impairment of long-lived assets	—	90.2
Other income	(14.5)	—
Interest expense, net	43.0	51.4
Minority interest in earnings of consolidated entities	0.3	—

Net income from continuing operations before provision for income taxes	$190.5	$99.4

Fiscal 2003 results include the impact of discontinuing amortization of goodwill upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  To facilitate comparisons, reported segment operating income for the third quarter and first nine months of fiscal 2002 has been adjusted to reflect the discontinuation of goodwill amortization, as follows:

	Three Months Ended December 30, 2001
	As Reported	Goodwill Amortization	Adjusted

Investment Cast Products	$58.2	$0.8	$59.0
Forged Products	28.8	3.1	31.9
Fluid Management Products	5.0	2.0	7.0
Industrial Products	—	1.2	1.2
Corporate expense	(9.7)	—	(9.7)

Operating income	82.3	7.1	89.4

Provision for restructuring	10.5	—	10.5
Impairment of long-lived assets	57.8	—	57.8
Interest expense, net	16.1	—	16.1

Net (loss) income from continuing operations before provision for income taxes	$(2.1)	$7.1	$5.0

	Nine Months Ended December 30, 2001
	As Reported	Goodwill Amortization	Adjusted

Investment Cast Products	$181.7	$2.5	$184.2
Forged Products	86.8	9.2	96.0
Fluid Management Products	12.2	5.9	18.1
Industrial Products	(0.8)	3.4	2.6
Corporate expense	(23.0)	—	(23.0)

Operating income	256.9	21.0	277.9

Provision for restructuring	15.9	—	15.9
Impairment of long-lived assets	90.2	—	90.2
Interest expense, net	51.4	—	51.4

Net income from continuing operations before provision for income taxes	$99.4	$21.0	$120.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended December 29, 2002 and December 30, 2001

Sales of $501.6 million for the third quarter of fiscal 2003 were down 18.4 percent from $614.6 million in the same quarter last year. Operating income before restructuring charges, asset impairment charges and other income was $72.9 million, down 18.5 percent from $89.4 million in the third quarter last year (excluding the impact of goodwill amortization).  Net income was $36.2 million, or $0.69 per share (diluted), for the quarter, compared with a net loss of $59.1 million, or $1.15 per share (diluted) in the same quarter last year.  Net income for the third quarter of fiscal 2002 was impacted by restructuring and asset impairment charges and goodwill amortization, which was discontinued in fiscal 2003.  Net income from continuing operations before restructuring charges, asset impairment charges and other income was $37.4 million, or $0.71 per share (diluted), for the quarter, compared with net income of $46.3 million, or $0.90 per share (diluted) for the third quarter of fiscal 2002, excluding goodwill amortization.

Restructuring and Asset Impairment Charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Operations related to the Company’s restructuring and asset impairment charges.

	Three Months Ended
	12/29/02	12/30/01

Provision for restructuring:
Severance	$—	$9.3
Other	—	1.2
Impairment of long-lived assets	—	57.8
	—	68.3
Income tax benefit	—	(4.3)

	$—	$64.0

PCC did not incur restructuring or asset impairment charges in the third quarter of fiscal 2003, as compared to restructuring charges of $10.5 million and asset impairment charges of $57.8 million in the third quarter of fiscal 2002.  These prior year restructuring charges provided for employee severance and related exit costs associated with downsizing activities throughout the Company due to anticipated declines in commercial aerospace sales and consolidation of European valve production operations within the Fluid Management Products segment.  Charges for impairment of goodwill and property, plant and equipment of certain operations within the Industrial Products segment are included in the asset impairment charges in fiscal 2002.  The tax-effected impact of these charges for the third quarter of fiscal 2002 totaled $64.0 million, or $1.24 per share (diluted).

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2003 was $14.1 million, compared with $16.1 million for the third quarter last year. The lower expense is due to reduced debt levels compared to the same quarter last year.

The effective tax rate for the third quarter of fiscal 2003 was 35.9 percent, as compared with 36.8 percent for the same quarter last year, excluding the impact of asset impairment, restructuring, goodwill amortization and other non-recurring charges.  The Company received no tax benefits related to a $50.1 million goodwill write-off included in fiscal 2002’s third quarter asset impairment charge, and also received reduced tax benefits on restructuring charges in foreign jurisdictions.

Discontinued Operations

In fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  In the second quarter, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In the third quarter, the Company completed the sale of the Eldorado gundrill tooling business.  In addition, PCC began actively marketing its STW business for sale as it was deemed to be a non-core business of PCC.  Subsequent to December 29, 2002, the Company was unable to secure a buyer for STW, and a decision was made to close the business.  The closure of STW is expected to be completed in the fourth quarter of fiscal 2003.  These discontinued operations charges, which include operating results, asset impairment and disposal costs, totaled $1.8 million ($1.2 million after tax), or $0.02 per share (diluted) for the third quarter of fiscal 2003, compared to $37.0 million ($34.6 million after tax), or $0.67 per share (diluted) in the same quarter last year.

Results of Operations by Segment – Comparison Between Three Months Ended December 29, 2002 and December 30, 2001

To facilitate analysis of operating results by segment, the following table presents operating income excluding goodwill amortization of $7.1 million in the third quarter of fiscal 2002:

	Three Months Ended
	12/29/02	12/30/01

Investment Cast Products	$48.7	$59.0
Forged Products	20.7	31.9
Fluid Management Products	7.6	7.0
Industrial Products	3.3	1.2
Corporate expense	(7.4)	(9.7)

Total operating income	$72.9	$89.4

Investment Cast Products

Investment Cast Products’ sales decreased 23.9 percent from $324.3 million in the third quarter of fiscal 2002 to $246.8 million this year.  Operating income for the segment declined by 17.5 percent, from $59.0 million in the second quarter a year ago to $48.7 million in fiscal 2003.  The decrease in sales was primarily due to lower jet engine sales as a result of continued weakness in the commercial aerospace and industrial gas turbine (“IGT”) markets, partially offset by increased demand from the military aerospace sector.  The operating income decline reflected the impact of the lower sales level, partially offset by cost reductions from sizing the operations to operate more efficiently at lower volumes.  Operating income as a percent of sales, however, increased from 18.2 percent in the third quarter of last year to 19.7 percent in the current quarter, an increase of 1.5 percentage points, due to strong operational performance, driven by significant cost reductions and the effective consolidation of resources.

Sales within this segment will continue to be adversely affected by reduced demand from both the aerospace and power generation markets throughout the rest of fiscal 2003.  The lower sales volume coupled with higher depreciation, insurance and pension expenses will result in lower operating income compared with last year.  Operating efficiency improvements will partially mitigate the declines in operating profit.

Forged Products

Forged Products’ sales were $133.7 million for the quarter, a decrease of 21.4 percent, compared to sales of $170.0 million in the third quarter of fiscal 2002.  Operating income decreased 35.1 percent from $31.9 million, or 18.8 percent of sales in the third quarter of fiscal 2002 to $20.7 million, or 15.5 percent of sales in the same quarter this year.  The Forged Products segment was also negatively affected by the continued reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers, as well as reduced demand for IGT products from power generation markets.  Operating income was negatively impacted by the lower sales volume and higher fixed costs attributable to a capital-intensive structure, as well as higher depreciation, insurance and pension expenses.

Sales throughout the rest of fiscal 2003 within the Forged Products segment will also be adversely affected by reduced demand from the aerospace and power generation markets.  Operating income will be negatively impacted by the lower sales levels throughout the year, coupled with higher fixed costs.

Fluid Management Products

Fluid Management Products’ sales decreased from $90.0 million in the third quarter of fiscal 2002 to $88.9 million this year.  However, operating income improved from $7.0 million, or 7.8 percent of sales last year to $7.6 million, or 8.5 percent of sales in the third quarter of this year.  The continued downturn in the IGT power generation market, as well as a slowdown in domestic construction due to a sluggish economy, had a negative impact on sales.  The increase in operating income was principally due to improved cost controls and headcount reductions completed over the last year, coupled with benefits realized from reorganization of the European operations and implementation of offshore manufacturing, distribution and sales opportunities.

The Fluid Management Products segment should see modest top-line growth in the fourth quarter of fiscal 2003 as a result of increased demand in the Asian markets, coupled with market share gains.  Operating income should also continue to improve as a result of the restructuring efforts over the past year and the continued focus on cost reduction throughout the segment.

Industrial Products

Industrial Products’ sales of $32.2 million for the third quarter of fiscal 2003 increased $1.9 million, or 6.3 percent, from $30.3 million in the comparable prior year period.  Operating income was $3.3 million, or 10.2 percent of sales in the third quarter of fiscal 2003 compared with $1.2 million, or 4.0 percent of sales in the same period last year.  The sales increase was primarily due to higher sales of metal-matrix-composite products into transportation and defense markets, partially offset by continued weakness in the general industrial and pulp and paper markets.  The improvement in operating income was due to restructuring activities implemented in the second and third quarters of fiscal 2002, improved manufacturing and a continued focus on cost management.

Overall, the Industrial Products segment will continue to be affected by softness in the general industrial and pulp and paper markets, partially offset by expected improvement in the automotive market and share gains in the pulp and paper market resulting from expansion of current product lines and introduction of new products.

Consolidated Results of Operations - Comparison Between Nine Months Ended December 29, 2002 and December 30, 2001

Sales of $1,618.2 million for the first nine months of fiscal 2003 were down 14.7 percent from $1,896.0 million in the same period last year.  Operating income of $230.3 million was down 17.1 percent from $277.9 million in fiscal 2002 (excluding the impact of goodwill amortization).  Net income was $103.9 million, or $1.96 per share (diluted), for the first nine months of fiscal 2003, compared with a net loss of $6.5 million, or $0.12 per share (diluted) in the same period last year.  The results for the first nine months of fiscal 2003 were adversely affected by charges for restructuring and discontinued operations, partially offset by favorable insurance settlements.  Net income for the same period last year was also impacted by restructuring and asset impairment charges, as well as losses from discontinued operations and goodwill amortization, which was discontinued in fiscal 2003.  Net income from continuing operations before restructuring charges, asset impairment charges and other income was $119.4 million, or $2.26 per share (diluted) for the first nine months of fiscal 2003, compared to $143.7 million, or $2.75 per share (diluted) for the same period last year, excluding goodwill amortization.

Restructuring and Asset Impairment Charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Operations related to the Company’s restructuring and asset impairment charges.

	Nine Months Ended
	12/29/02	12/30/01

Provision for restructuring:
Severance	$10.2	$11.2
Other	0.8	4.7
Impairment of long-lived assets	—	90.2
	11.0	106.1
Income tax benefit	(3.6)	(15.4)

	$7.4	$90.7

The Company established an $11.0 million reserve in the second quarter of fiscal 2003 pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both the commercial aerospace and power generation markets, coupled with softness in the general industrial markets.  The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities.  These restructuring plans provided for terminations through the first quarter of fiscal 2004 of approximately 970 employees, of whom over 90 percent were terminated through the third quarter.  The tax-effected impact of these charges totaled $7.4 million, or $0.14 per share (diluted).

During the nine months ended December 30, 2001, PCC recorded restructuring and asset impairment charges totaling $106.1 million.  These prior year restructuring charges provided for employee severance and restructuring-related exit costs associated with downsizing activities throughout the Company due to anticipated declines in commercial aerospace sales and consolidation of European valve production operations within the Fluid Management Products segment.  As of December 29, 2002, the restructuring plans had been completed as planned, including the termination of approximately 930 employees.  Charges for impairment of goodwill and property, plant and equipment of certain operations within the Industrial Products segment are included in the asset impairment charges in fiscal 2002.  The tax-effected impact of these charges for the nine months ended December 30, 2001, totaled $90.7 million, or $1.74 per share (diluted).

The restructuring reserve balances and associated activity for the nine months ended December 29, 2002, were as follows:

	Balance at 3/31/02	New charges	Cash payments	Non-cash adjustments	Balance at 12/29/02
Severance	$4.8	$10.2	$(7.9)	$—	$7.1
Lease buyouts	4.5	0.2	(0.5)	—	4.2
Legal and other	5.0	0.6	(0.8)	(3.2)	1.6

	$14.3	$11.0	$(9.2)	$(3.2)	$12.9

Interest and Income Tax

Net interest expense for the nine months ended December 29, 2002 was $43.0 million, as compared with $51.4 million for the same period last year.  The lower expense is due to reduced debt levels compared to the same period last year.

The effective tax rate for the first nine months of fiscal 2003 was 36.5 percent, as compared with 66.9 percent for the nine months ended December 30, 2001.  The higher tax rate in fiscal 2002 was due to the Company receiving no tax benefits related to the $50.1 million goodwill write-off included in the asset impairment charge, the impact of goodwill amortization, and reduced tax benefit on restructuring charges in foreign jurisdictions.  Excluding the impact of asset impairment, restructuring, goodwill amortization and other non-recurring charges, the effective tax rate was 36.6 percent for the first nine months of fiscal 2002.

Discontinued Operations

In the first nine months of fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  In the second quarter, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In the third quarter, the Company completed the sale of the Eldorado gundrill tooling business.  In addition, PCC began actively marketing its STW business for sale as it was deemed to be a non-core business of PCC.  Subsequent to December 29, 2002, the Company was unable to secure a buyer for STW, and a decision was made to close the business.  The closure of STW is expected to be completed in the fourth quarter of fiscal 2003.  For the nine months ended December 29, 2002, these discontinued operations, which include operating results and disposal costs, totaled $26.5 million ($17.1 million after tax), or $0.33 per share (diluted), compared to $44.2 million ($39.4 million after tax), or $0.75 per share (diluted) in the same period last year.

Results of Operations by Segment – Comparison Between Nine Months Ended December 29, 2002 and December 30, 2001

To facilitate analysis of operating results by segment, the following table presents operating income excluding goodwill amortization totaling $21.0 million in the nine months ended December 30, 2001:

	Nine Months Ended
	12/29/02	12/30/01

Investment Cast Products	$161.1	$184.2
Forged Products	61.5	96.0
Fluid Management Products	22.6	18.1
Industrial Products	7.4	2.6
Corporate expense	(22.3)	(23.0)

Total operating income	$230.3	$277.9

Investment Cast Products

Investment Cast Products’ sales decreased by 19.3 percent, from $1,007.4 million in the first nine months of fiscal 2002 to $813.3 million this year.  Operating income for the segment declined by 12.5 percent, from $184.2 million a year ago to $161.1 million in fiscal 2003.  The decrease in sales was primarily due to lower jet engine sales as a result of continued weakness in the commercial aerospace market and reduced demand from IGT customers, offset in part by increased demand from the military aerospace sector.  The operating income decline reflected the impact of the lower sales level, partially offset by cost reductions from sizing the operations to operate more efficiently at lower volumes.

Forged Products

Forged Products’ sales were $429.1 million for the first nine months of fiscal 2003, a decrease of 17.8 percent, compared to sales of $521.9 million in the same period last year.  Operating income decreased 35.9 percent from $96.0 million in the first nine months of fiscal 2002 to $61.5 million this year.  The Forged Products segment was also negatively affected by the ongoing reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers, as well as lower demand from the IGT market.  Operating margins were negatively impacted by the lower sales volume, higher depreciation, insurance and pension expenses and one-time charges related to the repair of a large forging press in Houston, Texas in the first quarter of fiscal 2003.

Fluid Management Products

Fluid Management Products’ sales improved 1.9 percent from $270.1 million in the first nine months of fiscal 2002 to $275.2 million this year.  Operating income improved 24.9 percent from $18.1 million last year to $22.6 million in the first nine months of this fiscal year.  The sales increase was primarily due to increased sales to the Pacific Rim due to favorable economic conditions, higher sales of vertical pumps and nine months of sales in fiscal 2003 from AOP, which was acquired in the third quarter of fiscal 2002.  The increase in operating income was principally due to improved cost controls and headcount reductions completed over the last year, coupled with benefits realized from reorganization of the European operations.

Industrial Products

Industrial Products’ sales of $100.6 million for the first nine months of fiscal 2003 increased $4.0 million, or 4.1 percent, from $96.6 million in the comparable prior year period.  Operating income was $7.4 million in the first nine months of fiscal 2003, $4.8 million higher than operating income of $2.6 million in the same period last year.  The sales increase was primarily due to higher sales of metal-matrix-composite parts into transportation and defense markets, partially offset by continued weakness in the pulp and paper and general industrial markets.  The improvement in operating income was due to benefits from restructuring activities implemented in the second and third quarters of fiscal 2002, improved manufacturing and a continued focus on cost management.

Changes in Financial Condition and Liquidity

Total assets of $2,524.9 million at December 29, 2002 represented a $40.0 million decrease from the $2,564.9 million balance at March 31, 2002.  Total capitalization at December 29, 2002 was $1,859.7 million, consisting of $771.6 million of debt and $1,088.1 million of equity. The debt-to-capitalization ratio improved to 41.5 percent from 54.3 percent at December 30, 2001 and 48.6 percent at the end of fiscal 2002.

For the nine months ended December 29, 2002, cash from earnings of $178.9 million plus cash of $6.4 million from the sale of common stock through stock option exercises was less than cash requirements, which consisted of $15.0 million for increased working capital, $53.4 million for capital expenditures, $129.0 million for debt repayments in fiscal 2003, $4.6 million for dividends and $1.4 million net cash usage by discontinued operations.  The net decrease in cash resulted in an ending cash balance of $27.3 million, down $10.8 million from fiscal 2002 year end.  Management believes that the Company can fund the requirements for working capital, capital spending, cash dividends and potential acquisitions from cash balances, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of stock.

Forward-Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, machine tool, pulp and paper and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies, insurance and pension benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvement.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

PRECISION CASTPARTS CORP.
Registrant

DATE: February 12, 2003	/s/ W.D. Larsson
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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and Chief Financial Officer