Form 10-K
period 2003-03-30
PRECISION CASTPARTS CORP
filed 2003-06-27
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 30, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File No. 1-10348

PRECISION CASTPARTS CORP.
(Exact name of registrant as specified in its charter)

OREGON	93-0460598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 S.W. Macadam Ave., Suite 440 Portland, OR 97239	97239-4262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 417-4800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, without par value	New York Stock Exchange

Series A Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 27, 2002, was $1,135,759,323.

As of the close of business on June 18, 2003, Registrant had 52,850,388 shares of Common Stock, without par value, outstanding.

Documents Incorporated by Reference

Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.” for the fiscal year ended March 30, 2003, is incorporated by reference in Parts II and IV.

Portions of the Registrant’s Proxy Statement to be filed in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORM 10-K

ANNUAL REPORT

PART I

ITEM 1.                  BUSINESS

Precision Castparts Corp. (“PCC” or “the Company”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings and forgings for aerospace and power generation customers.  The Company also provides: investment castings and forgings for general industrial, automotive, armament, medical, and other applications; precision machining for aerospace and industrial gas turbine components; fluid-handling industrial pumps and valves for a wide variety of markets, along with aftermarket services; refiner plates, screen cylinders, refiner rebuilds, and other products for the pulp and paper industry; metal-injection-molded and ThixoFormedTM parts for automotive and other markets; metal-matrix-composite components for the electronics and communications industries; and metalworking tools for various industrial markets.

Products and Markets

We manufacture complex metal components and products in four principal business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products. Each of these four business segments is described below.

Investment Cast Products

Our Investment Cast Products segment includes our subsidiaries PCC Structurals and PCC Airfoils.  These operations manufacture investment castings for aircraft engines, industrial gas turbine (“IGT”) engines, airframes, medical prostheses and other industrial applications primarily in the aerospace and power generation markets.  The Investment Cast Products segment accounted for approximately 50 percent of our sales in fiscal 2003.

We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every jet aircraft engine program in production or under development by our key customers. We are also one of the market leaders in manufacturing structural and airfoil investment castings for IGT and aeroderivative engines used for electric power generation, and we have expanded into the structural airframe and armament markets. In addition, we make investment castings for use in the automotive, medical prosthesis, satellite launch vehicle and general industrial markets.

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

Because of the complexity of the manufacturing process and the application of proprietary technologies, we believe we are currently the only manufacturer that can consistently produce the largest complex structural investment castings in quantities sufficient to meet our customers’ quality and delivery requirements. Our emphasis on low-cost, high-quality products and timely delivery has enabled us to become the leading supplier of structural and airfoil castings for jet aircraft and IGT engines and to expand into the structural airframe and armament markets.

The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. Beginning in 1995, demand for aerospace investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. However, during fiscal 1999, demand decreased in the commercial aerospace market as worldwide aircraft production reached its peak. The decrease in demand was due in part to a decline in wide-body aircraft orders for the Asian market, where depressed economic conditions curbed spending for new aircraft.  This decreased demand continued through fiscal 2000, but the market rebounded in fiscal 2001 due, in part, to increased demand for wide-body aircraft from Asian airlines and growing demand in the regional jet engine market.  In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the terrorist attacks on September 11, 2001, air travel declined significantly, resulting in several large bankruptcies and poor financial conditions throughout the commercial airline industry.  This situation has reduced demand for our commercial aerospace products, which has continued throughout fiscal 2003.  Military production, however, has increased in the aftermath of September 11 and is helping to mitigate the weak market conditions in the commercial aerospace industry.

Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric, Pratt & Whitney, Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 30 years, and we have been supplying Pratt & Whitney (a division of United Technologies) with castings for more than 25 years for its military jet engines and for more than 20 years for its commercial jet engines. In addition, we have supplied small structural investment castings to Rolls-Royce for more than 15 years, and we have more recently begun supplying Rolls-Royce with large, structural castings for use in its new Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

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

We believe that trends in the manufacturing of aircraft jet engines will continue to increase our revenue per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of its considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. However, we have developed the necessary technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs. We manufacture structural investment castings for all three jet aircraft engines used on the Boeing 777 aircraft. We also manufacture the intermediate case and the tail bearing housing for the Rolls-Royce Trent series of engines. These are the largest structural investment castings for jet aircraft engines in the world.

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

Aerospace Airfoil Castings

We manufacture precision cast airfoils, which include the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This engine section is considered the “hot” section, where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel based superalloys and special casting techniques to manufacture airfoil castings with internal cooling passages that provide both high performance and longer engine life.

We use various casting technologies to produce turbine airfoils. We employ conventional casting processes to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one large superalloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life.

As engine sizes grow to generate greater thrust for larger aircraft, the turbine sections of these engines must work harder and burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with DS and SX blades. The DS and SX cast airfoils we build, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures.  SX cast airfoils are used in both new and redesigned engines where performance requirements are higher.

The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft, the frequency of engine repairs and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine’s airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on the engine’s time in service and the expected life of the airfoil casting.  Based upon information from our major customers, we believe that approximately half of our sales of airfoil castings used in aircraft turbine engines are replacement parts.

IGT Castings

In fiscal 1994, we began to focus on the manufacture of investment castings for IGT engines. We targeted this market because (1) the performance and reliability standards we have developed in the manufacture of aerospace castings were applicable to the manufacture of IGT castings, (2) the worldwide market for IGT castings was large and growing, and (3) there were a small number of suppliers in this market. Due to recent contractual gains, our market share has increased significantly and we believe we are the leading supplier of investment castings used in IGT engines.  Despite this leadership position, our sales of IGT products have declined during fiscal 2003 due to poor economic conditions and falling demand for power generation capacity.  Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by us for the aerospace market.  Because of their size, IGT airfoils are more generally difficult to cast than smaller aerospace airfoils with the same properties.

Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and usage rate of the installed base.

Other Investment Casting Products

Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have been expanding the application of our investment casting technology in the armament, medical prosthesis, automotive, satellite and general industrial markets by manufacturing such products as gun-system components, artificial hips and knees, turbocharger wheels, parts for satellite launch vehicles and impellers for pumps and compressors.

Forged Products

We are among the leading manufacturers of forged products for the aerospace and power generation markets. Our Forged Products segment consists of the forging operations of Wyman-Gordon Company. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales from manufacturers of landing gear and other airframe components.  Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products.  The Forged Products segment accounted for approximately 27 percent of our sales in fiscal 2003.

We manufacture components from sophisticated titanium and nickel based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wingspans, engine mounts, struts, wing hinges, wing and tail flaps and housings.  These parts are made of titanium, steel or other alloys. We provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and industrial gas turbine engines, and include shafts, cases and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

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

Hammer Forging—This form of closed-die forging uses multiple impact blows to shape a component between specially contoured dies.  Forging hammers can be classified into two main types: single action and counterblow.  Our counterblow hammers, which couple upper and lower ram movement to produce the impact forces required for large components, can offer improved near-net-shape capability compared to conventional press forging.  Hammer forging is one of the oldest forging processes; however, computer-controlled technology has enabled the process to meet modern manufacturing requirements.

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

Through a joint venture with FRISA USA, we have made investments in a new manufacturing facility located in Mexico that will manufacture forged products for the aerospace industry using the ring rolling process.  This new ring rolling facility will be operational in the latter half of fiscal 2004.

We believe that we are the world leader in producing forged rotating components for use in jet aircraft engines. These parts are forged from ingots, which are converted to billets in our cogging and extrusion presses and from metal powders (primarily nickel alloys) that are produced, consolidated and extruded into billets entirely in our own facilities.

The following table identifies major jet aircraft engine programs that incorporate investment castings and/or forgings produced by us.

Aircraft	GE	Pratt & Whitney	Rolls-Royce	Joint Ventures
Boeing
MD-90				V2525, V2528 (2)
717			BR715
737-NG				CFM56-7 (1)
747-400	CF6-80C2	PW4000, 4056	RB211-524G/H
757-200/300		PW2037, 2040, 2043	RB211-535E4
757-PF		PW2040, 2042, 2043
767-200/300/400 ER	CF6-80C2	PW4000, 4052, 4056, 4060	RB211-524H
777-200/300/X	GE90, GE90-115B	PW4084, 4090, 4098	Trent 800
C-17		F117
F-15	F110	F100
F-18	F404, F414

Airbus Industrie
A300-600/B2/B4	CF6-80C2	PW4158
A310-200/300	CF6-80C2	PW4152, 4156A
A318		PW6122, 6162		CFM56-5B8/9 (1)
A319/A320/A321				CFM56-5A/B (1) V2500, V2522, V2524, V2527, V2530, V2533 (2)
A330-200/300	CF6-80E1	PW4168	Trent 768, 772B
A340-200/300				CFM56-5C (1)
A340-500/600			Trent 500, 553, 556
A380			Trent 900	GP7200 (3)

Lockheed Martin
F-35	F136	F135
F-16	F110	F100
C-130			AE2100
F-22		F119

Bombardier
Global 5000			BR710
Global Express			BR710
CRJ200	CF34-3B/3B1
CRJ700	CF34-8C1
CRJ900	CF34-8C5

Embraer
ERJ-190	CF34-10E
ERJ-170	CF34-8E
ERJ-135/140/145			AE3007

(1)               Represents engines of CFM International (“CFMI”), a joint venture of GE and Snecma, a major French aerospace company.

(2)               Represents engines produced by International Aero Engines (“IAE”), a joint venture of Pratt & Whitney, Rolls-Royce, Motoren-und Turbinen-Union, FiatAvio and Japanese Aero Engine Corporation.

(3)               Represents engines produced by the GE–P & W Engine Alliance, a joint venture between Pratt & Whitney and General Electric.

The following table identifies major industrial gas turbines that incorporate investment castings and/or forgings produced by us.

Market	GE	Siemens Westinghouse	Alstom	Rolls-Royce	Solar Turbine	P&W
60 hz Domestic	7FA	V84.3A2, 501F	GT24
	7E	501D	GT11N2
	7FB	501G
7H
50 hz International	9E		GT13E2
	9FA	V94.3A2, 701F	GT26
9H
9EC
9FB
50/60 hz International	6FA	V64.3A
	6B	C251B	GT11N2
	6C		GT8C2
Aero Derivative	LM2500			Industrial Trent		PT8/GG8
	LM2500+,			WR21		FT8
LM5000,
LM6000
LM7000
Small IGT	PGT 5 Nuovo Pignone, PGT 10 Nuovo Pignone		Typhoon, Tornado, Tempest, Cyclone	RT-62	Centaur, Mars, Saturn, Taurus, Mercury, Titan

Fluid Management Products

The Fluid Management Products segment includes all of the businesses within our subsidiary, PCC Flow Technologies.  We entered the fluid management sector in fiscal 1997 with the acquisition of the NEWFLO Corporation. Subsequent acquisitions, which have included Crown Pumps, OIC Valves, Baronshire Engineering, Environment/One, TBV, Sterom, Reiss Engineering, Valtaco, Technova, ConVey, Wouter Witzel, C.W. Valve Services and AOP Industries, have enabled PCC Flow Technologies to further expand its product lines and markets.  The Fluid Management Products segment accounted for approximately 17 percent of our sales in fiscal 2003.

We design, manufacture, market and service a broad range of high-quality, fluid-handling industrial valves and pumps. Our finished fluid management products are manufactured primarily from castings, forgings and fabricated steel parts. We sell these products worldwide under well-established brand names to a wide range of end-user markets.

The manufacturing process for fluid management products requires knowledge of multiple metal-forming and processing technologies, including casting, forging, machining, welding, heat treating, assembly and processing of metal components. Testing procedures, materials management and traceability and quality control are also important aspects of our operations.

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

Valves

We manufacture and market specialty industrial and general purpose valves, fittings and flanges, principally for the chemical, refining, energy, pulp and paper and marine markets. Our valve products consist primarily of multi-turn industrial valves, check valves, quarter-turn industrial ball and plug valves, double-block-and-bleed valves, dual-expanding plug valves, four-way diverter valves and valve operators, stainless steel butterfly valves, double flanged and wafer butterfly valves, corrosion-resistant titanium ball valves and double-eccentric heavy-duty valves.  Some of our valves are manufactured under contract by independent ISO 9000-qualified offshore suppliers to precise industry and end-user standards.  The valve designs are developed and modified by our engineering staff for particular applications as determined by market conditions and end-user applications.  We market our valve products under a number of brand names, including General Valve, PCC Ball Valves, NEWCO, TECHNO, TBV, OIC, Sterom, Reiss, Technova, ConVey, Wouter Witzel, AOP, Valtaco and CW.  We believe our General Valve positive shut-off, double-block-and-bleed valve and our Technocheck hinged check valves are among the most technologically advanced products of these types sold in the fluid control market.

Pumps

We manufacture and market a complete line of general purpose and specialty pumps for power, cogeneration, geothermal, municipal, residential and industrial (including petroleum, chemical, mining, marine and pulp and paper) applications. We also supply repair parts and provide service for pumps. Our pump products consist primarily of single-suction and double-suction centrifugal pumps, submersible and non-clog pumps, booster pump systems, vertical turbine, mixed-flow and axial-flow pumps and grinder pumps.  We are one of the few pump manufacturers that produce large vertical pumps over 36 inches in diameter.  The capacities of certain of our pumps extend up to heads of 3,400 feet and flows up to 230,000 gallons per minute.  We market our pump products under several brand names, including Johnston, PACO, Crown and E/One. We believe our Johnston vertical turbine pumps, our PACO booster systems and “Smart Pumps” and our E/One low-pressure sewer systems are among the leading products of these types sold in the fluid handling market.

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

Industrial Products

The Industrial Products segment includes our subsidiaries J&L Fiber Services, Advanced Forming Technology (“AFT”) and Reed-Rico.  J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process.  AFT manufactures metal-injection-molded, metal-matrix-composite, and ThixoFormed™ components for numerous industrial applications.  Reed-Rico manufactures a broad range of cold-forming header tools and threader tools and machines for fastener production, principally for automotive and other applications. Our tooling business includes product lines manufactured under the names Reed-Rico® and Astro Punch®, and our machines business includes product lines manufactured under the names Reed-Rico® and Hartford®.  The Industrial Products segment accounted for approximately 6 percent of our sales in fiscal 2003.

Refiner Plates and Screen Cylinders

We are the world leader in the design, manufacture and sale of refiner plates to the pulp and paper production markets. Refiner plates, which are highly engineered metal castings, are an integral part of the wood pulping process. Refiner plates separate wood chips into component fibers as pulp is transported through the system.  The design of the refiner plate affects the ultimate quality of the paper produced. In addition, we manufacture conventional and rebuildable screen cylinders.  Screen cylinders are metal filtering devices that separate the usable wood fiber from undesirable elements in the pulp slurry mix.  We also rebuild refiner equipment that is used in the pulping process.  Approximately 95 percent of J&L Fiber Services’ sales are derived from replacement parts.

Metal-Injection-Molded, Metal-Matrix-Composite and ThixoFormed™ Components

We are the largest producer of powdered metal parts manufactured by the metal-injection-molding (“MIM”) process.  In addition, we manufacture advanced technology, lightweight, net-shape, metal-matrix-composite parts that are made by combining aluminum and silicon carbide (“AlSiC,” a registered trademark of the Company) using a patented pressure-infiltration-casting process. We have also expanded into ThixoForming™, an advanced technology alternative to conventional die casting in which materials such as magnesium are injected in a semi-solid (thixotropic) state into a mold under vacuum conditions. The result is a high-density, complex component with superior materials properties and precise dimensional tolerances as compared to a die-cast part. We believe these businesses have the potential for rapid growth and complement our core competencies in metals, precision metalworking and the management of complex manufacturing processes.

The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous industries, including automotive, power tools, firearms, computer peripherals, medical instruments and electronics.  Metal-matrix-composite parts, which have high thermal conductivity and tightly controlled thermal expansion characteristics, are used in electronic applications that require heat dissipation and are used in automotive, telecommunication, aerospace and computer products. ThixoFormed™ components are used in automotive, electronic and other consumer products. We believe our broad range of products and high standards of craftsmanship offer growth opportunities in numerous industry applications.

Metalworking Tools and Machines

We design, manufacture and distribute a wide variety of precision metalworking tools to industrial companies that serve the automotive, appliance, construction, farm equipment, medical and aerospace industries.  Our industrial metalworking tools consist primarily of heading and threading tools which are principally used to manufacture fasteners.  We also design, manufacture and distribute threading machines.  Our threading machines and attachments are used to form a variety of threaded parts and fasteners.

Sales and Distribution

We sell our complex metal components and products into five major market areas: aerospace, power generation, fluid management, pulp and paper and general industrial and other.  The percentage of sales to these markets is shown below for fiscal years 2003, 2002 and 2001.

Fiscal 2003

Sales $2,117.2 million

53%	Aerospace
20%	Power Generation
16%	Fluid Management
3%	Pulp and Paper
8%	General Industrial and Other

Fiscal 2002

Sales $2,495.7 million

53%	Aerospace
25%	Power Generation
14%	Fluid Management
2%	Pulp and Paper
6%	General Industrial and Other

Fiscal 2001

Sales $2,268.5 million

54%	Aerospace
20%	Power Generation
14%	Fluid Management
3%	Pulp and Paper
9%	General Industrial and Other

Our sales to the aerospace market of $1,125.4 million in fiscal 2003 decreased 15 percent from $1,332.1 million in fiscal 2002.  Sales to the aerospace market as a percentage of total net sales, however, remained flat at 53 percent.

Our sales of investment castings and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers.  Our fluid management products and services are sold by a direct sales and marketing staff and through a worldwide network of independent sales representatives and distributors.  Industrial metalworking tools and machines and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America.  Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.

Major Customers

Sales to General Electric were 25.1 percent, 23.4 percent and 22.4 percent of total sales in fiscal 2003, 2002 and 2001, respectively, as follows:

	Fiscal
	2003	2002	2001
Investment Cast Products	$357.6	$359.5	$268.0
Forged Products	166.9	221.7	234.7
Fluid Management Products	6.3	3.0	5.8
Industrial Products	—	—	—
	$530.8	$584.2	$508.5

No other customer accounted for more than 10 percent of total sales, however United Technologies and Rolls Royce are also considered our key customers and the loss of their business could have a material adverse effect on the Company’s financial results.

Backlog

The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $1,127.7 million as of March 30, 2003, $1,548.2 million as of March 31, 2002, and $1,587.0 million as of April 1, 2001.  The majority of the backlog is for sales to aerospace customers in the Investment Cast Products and Forged Products segments.  Approximately 90 percent of the Company’s backlog is expected to be filled within the next fiscal year.

The majority of sales to customers are made on individual purchase orders.  Most of our orders are subject to termination by the customer upon payment of the cost of work in process plus a related profit factor.  Historically, we have not experienced significant order cancellations.

Competition

We are subject to substantial competition in all of the markets we serve.  Components and products similar to those made by us can be made by competitors using either the same types of manufacturing processes or other forms of manufacturing.  Although we believe our manufacturing processes, technology and experience provide advantages to our customers, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the components and products we make.  Despite intense competition, we believe we are the number one or two supplier in most of our principal markets.  Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid us in maintaining our competitive advantages.

In the Investment Cast Products segment, our principal competitor is Howmet, a subsidiary of Alcoa Inc.  Howmet produces stainless steel, superalloy, aluminum and titanium investment castings principally for the aerospace and IGT markets.  We believe that Howmet is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings.  We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so.  Many other companies throughout the world also produce stainless steel, superalloy, aluminum or titanium investment castings, and some of these companies currently compete with us in the aerospace and other markets.  Others are capable of competing with us if they choose to do so.

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

International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where “offset” or “local content” requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. We continue to strive to maintain competitive advantages with high quality products, low-cost manufacturing, excellent customer service and delivery and expertise in engineering and production.

In the Fluid Management Products and Industrial Products segments, we compete with a large number of companies in each of the markets served.  The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

Research and Development

We have departments involved in research and development at PCC Structurals, PCC Airfoils, Wyman-Gordon and PCC Flow Technologies.  The research and development effort at these locations is directed at the technical aspects of developing new and improved manufacturing processes.  These research and development expenditures amounted to $5.0 million in fiscal 2003, $6.5 million in fiscal 2002 and $7.1 million in fiscal 2001.  A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts.  This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

At March 30, 2003, we employed approximately 11,900 people within our four segments, including 6,700 people in the Investment Cast Products segment, 2,000 people in the Forged Products segment, 2,000 people in the Fluid Management Products segment, 1,000 people in the Industrial Products segment and 200 in discontinued operations.  In addition, we employed 34 people in corporate functions.  Approximately 25 percent of these employees are affiliated with unions or covered by collective bargaining agreements.  We expect to negotiate four union contracts or collective bargaining agreements affecting less than 10 percent of the workforce during fiscal 2004.  Management believes that labor relations in the Company have generally been satisfactory.

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

Materials & Supplies

We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world.  These metals are required for the alloys used in our investment castings and forged products.  The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation.  Similarly, supplies of the tool-grade steel we use may also be subject to variations in availability and cost.  We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers.  Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future.  Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations

We purchase products from and supply products to businesses located outside the U.S.  We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries.  This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches.  Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses.  Information with respect to sales and assets by geographic area is incorporated herein by reference to the “Notes to Consolidated Financial Statements” in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”

Environmental Compliance

The Company is subject to various federal and state environmental laws concerning, among other things, water discharges, air emissions, waste management, toxic use reduction and environmental cleanup. Environmental laws and regulations have changed rapidly in recent years. It is likely that we will be subject to increasingly stringent environmental standards in the future (particularly under air quality and water quality laws) and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances.

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. At March 30, 2003, we had accrued aggregate environmental reserves of $32.4 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters.

The Company has been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under CERCLA, and under similar state statutes, PRPs are jointly and severally liable, and therefore, the Company is potentially liable to the government or third parties for the full cost of remediating contamination at the Company’s facilities or former facilities or at third-party sites where the Company has been designated a PRP. In the unlikely event that the Company is required to fully fund the remediation of a site, the statutory framework would allow the Company to pursue rights of contribution from other PRPs. The Company has been identified as a PRP at the following federally designated Superfund sites: Salco Disposal Site, Monroe, Michigan; Operating

Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; PSC Resources, Palmer, Massachusetts; Pasco County Landfill, Pasco, Washington; and the Gemme/Fournier site; Leicester, Massachusetts and Peterson-Puritan site, Cumberland, Rhode Island.

The Company has notified its insurers of potential environmental cleanup liabilities at various facilities and has asserted that it is entitled to recover its defense and indemnity costs incurred, and to be incurred, under certain historic insurance policies. During 2002, the Company settled its defense and indemnity claims with Wyman-Gordon’s primary carrier. The Company continues to pursue claims against Wyman-Gordon’s excess carriers. The Company has also asserted indemnity claims against third-parties for certain sites and we expect to recover a portion of our losses with respect to these sites.

Forward-Looking Statements

Information included within this Form 10K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, pulp and paper and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials and supplies; insurance and pension benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvement.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information

The Company’s financial information (annual report, 10-K, 10-Q, proxy) filed with the Securities and Exchange Commision, as well as quarterly earnings releases and the Business Conduct Policy (the code of ethics that applies to the Registrants principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions).may be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com.  This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 2.                  PROPERTIES

Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

	No. of Facilities	Building Space (sq. ft.)
Division		Leased	Owned	Total

Executive & Corporate Offices
Domestic	1	16,200	—	16,200
Foreign	—	—	—	—

Investment Cast Products
Domestic	28	510,600	2,447,400	2,958,000
Foreign	5	141,000	373,000	514,000

Forged Products
Domestic	6	—	2,932,300	2,932,300
Foreign	7	259,800	551,300	811,100

Fluid Management Products
Domestic	24	527,000	561,400	1,088,400
Foreign	16	152,200	625,800	778,000

Industrial Products
Domestic	6	151,700	423,900	575,600
Foreign	1	—	59,200	59,200

Discontinued Operations
Domestic	5	106,000	270,200	376,200
Foreign	4	11,100	72,800	83,900

Total Company
Domestic	72	1,311,500	6,635,200	7,946,700
Foreign	34	564,100	1,682,100	2,246,200

Total	106	1,875,600	8,317,300	10,192,900

We continue to expand our manufacturing capacity to meet anticipated market demand for our products.  See “Management’s Discussion and Analysis,” in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”

ITEM 3.                  LEGAL PROCEEDINGS

For a description of claims relating to environmental matters, see “Item 1. Business—Environmental Compliance.”

Various lawsuits arising during the normal course of business are pending against us.  In the opinion of management, the outcome of these lawsuits will have no significant effect on our consolidated financial position, results of operations, cash flows or business.

Like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and particulates integrated into our premises and processes and certain historical products. The particulates at issue are no longer incorporated in any currently manufactured products and we have implemented safety protocols to reduce exposure to chemicals and remaining particulates in the workplace.  To date, we have been dismissed from a number of these suits and have settled a number of others for small sums.  Based on the information available to us as of the date of filing of this report, we believe, based on our review of the facts and the law, that the potential exposure from the resolution of any or all of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.                                            EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since	Age	Position Held With the Registrant

Mark Donegan	(b) 1992	46	President and Chief Executive Officer

William D. Larsson	(c) 1980	58	Senior Vice President and Chief Financial Officer

Peter G. Waite	(d) 1980	59	Executive Vice President and President— PCC Airfoils

Wayne F. Robbins	(e) 2002	52	Executive Vice President and President— PCC Flow Technologies

Gregory M. Delaney	(f) 1998	48	Executive Vice President — Special Projects

James E. Houlden	(g) 2002	50	Senior Vice President and President—Forgings West of Wyman-Gordon Company

Roger A. Cooke	(h) 2000	55	Vice President—Regulatory and Legal Affairs and Secretary

Shawn R. Hagel	(i) 1997	38	Vice President, Corporate Controller and Assistant Secretary

Geoffrey A. Hawkes	(j) 1999	44	Vice President, Treasurer and Assistant Secretary

Mark R. Roskopf	(k) 1999	41	Vice President—Corporate Taxes and Assistant Secretary

Byron J. Gaddis	(l) 2000	46	Vice President and Chief Information Officer

a)                   The officers serve for a term of one year and until their successors are elected.  Unless otherwise indicated, all positions have been held for the last five years.

b)                  Elected President and Chief Executive Officer in 2002 and Executive Vice President in 1992.  Named President—Wyman-Gordon in 1999.  Previously served as President—PCC Structurals.

c)                   Elected Vice President—Finance in 1980.  Named Vice President and Chief Financial Officer in 1993.  Elected Senior Vice President in 2000.

d)                  Elected Executive Vice President and President—PCC Airfoils in 1986.

e)                   Elected Executive Vice President and President—PCC Flow Technologies in 2002.  Prior to joining PCC in 2001 as Vice President of Strategic Planning and Business Development—PCC Flow Technologies, he was President of DeZURIK, a subsidiary of SPX Corporation, which manufactures industrial control valves.  Prior to 2000, he held the position of Vice President of Marketing and Research and Development for the same company.

f)                     Elected Executive Vice President and President—PCC Specialty Products in 1998.  In 2002, his title was changed to Executive Vice President – Special Projects.  Prior to joining PCC, he was President of Wiegand Industrial Division of Emerson Electric.

g)                  Elected Senior Vice President and Vice President – Forgings West—Wyman-Gordon Company in 2002.  He has held various leadership positions since joining Wyman-Gordon.

h)                  Elected Vice President—Regulatory and Legal Affairs and Secretary in 2000. Prior to joining PCC, he was Senior Vice President, Regulatory and Legal Affairs and Secretary at Fred Meyer, Inc.

i)                      Elected Corporate Controller and Assistant Secretary in 1997 and Vice President in 2000.  Previously served as Corporate Financial Reporting Manager.

j)                      Elected Treasurer and Assistant Secretary in 1999 and Vice President in 2000.  Prior to joining PCC, he was Director of Risk Management at Electronic Data Systems Corporation.

k)                   Elected Director of Corporate Taxes and Assistant Secretary in 1999 and Vice President — Corporate Taxes in 2000.  Prior to joining PCC, he was Director, International Tax at Case Corporation.

l)                      Elected Chief Information Officer and Vice President in 2000. Previously served as Director of Airframe Development and Research and Development at PCC Structurals.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 30, 2003, there were 5,685 shareholders of record of our common stock.  Our common stock is listed on the New York Stock Exchange under the symbol PCP.  It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.  Additional information with respect to Market for Registrant’s Common Equity and Related Stockholder Matters, including dividends, is incorporated herein by reference to the “Five-Year Summary of Selected Financial Data” and the “Quarterly Financial Information” in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”  We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

ITEM 6.                  SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data is incorporated herein by reference to the “Five-Year Summary of Selected Financial Data” in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information with respect to Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to “Management’s Discussion and Analysis” in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”

Information included in “Management’s Discussion & Analysis” in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.” describing the segments relating to projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, pulp and paper and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials and supplies; insurance and pension benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 7a.                                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials.  Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge.  Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company.  For further discussion of derivative financial instruments, refer to the “Summary of Significant Accounting Policies,” “Fair Value of Financial Instruments” and “Financing Arrangements” notes in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”

Interest Rate Risk

As discussed in the “Summary of Significant Accounting Policies” and “Financing Arrangements” notes in Exhibit 13, the Company was committed to an interest rate swap on floating debt at March 30, 2003 and March 31, 2002.  If market rates had averaged 10 percent higher than actual levels in either fiscal 2003 or fiscal 2002, the effect on the Company’s interest expense and net income, after considering the effects of the interest rate swap contracts and interest rate cap, would not have been material.

Foreign Currency Risk

The majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars; however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies.  As discussed in the “Summary of Significant Accounting Policies” note, the Company had several foreign currency hedges in place at March 30, 2003 and March 31, 2002 to reduce such exposure.  The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 2003 or fiscal 2002.

Material Cost Risk

As discussed in the “Summary of Significant Accounting Policies” note, the Company had entered into agreements to hedge the purchase price of strategic raw materials at March 30, 2003 and March 31, 2002.  If market rates had averaged 10 percent higher than actual levels in either fiscal 2003 or 2002, the effect on the Company’s cost of sales and net earnings, after considering the effects of the hedge agreements, would not have been material.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to Financial Statements and Supplementary Data is incorporated herein by reference to Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Report of the Compensation Committee on Executive Compensation” in our Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders of the Registrant.  The information required by this item with respect to our executive officers follows Part I, Item 4 of this document.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders of the Registrant.

The Company has adopted a code of ethics that applies to the Registrants principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.                                              EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference to “Compensation of Executive Officers” in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders of the Registrant.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders of the Registrant.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to “Board Compensation, Attendance and Committees” in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders of the Registrant.

ITEM 14.                                              CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)                                           Financial Statements

The following financial statements, incorporated by reference from Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.,” are filed as part of this report.

(a)(2)                                           Financial Statement Schedule

The following schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts

Report of Independent Accountants on Financial Statement Schedule

(a)(3)                                           Exhibits

(3)A	—	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit (3)A in the Form 10-K filed June 11, 2002.) (File number 1-10348)
(3)B	—	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9, 2000.) (File number 1-10348)
(4)A	—

Indenture dated December 17, 1997 between Bank One Trust Company, N.A. (successor in interest to the First National Bank of Chicago) as Trustee and Precision Castparts Corp.  (Incorporated herein by reference to Exhibit (4)A in the Form 10-K filed June 26, 1998.)  (File number 1-10348)

(4)B	—

Officers’ Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997.  (Incorporated herein by reference to Exhibit (4)B in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(4)C	—	Officers’ Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 in the Form S-4 filed March 31, 2000.) (File number 333-33764)
(4)D	—

Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998) (File No. 1-10348)

(4)E	—	Precision Castparts Corp. Guarantee of Subsidiaries dated July 1, 2001. (Incorporated herein by reference to Exhibit (4)E in the Form 10-K filed June 11, 2002.) (File number 1-10348)
(10)B	—	Precision Castparts Corp. Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)C	—	Precision Castparts Corp. 1994 Stock Incentive Plan as amended (Incorporated herein by reference to Appendix A in Registrant’s June 28, 1999 Proxy Statement.) (File number 1-10348)
(10)D	—

Precision Castparts Corp. Non-Employee Directors’ Deferred Compensation Plan dated January 1, 1995, 2001 Restatement.  (Incorporated herein by reference to Exhibit (10)D in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(10)E	—

Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2001 Restatement as amended effective January 1, 2002.  (Incorporated herein by reference to Exhibit (10)E in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(10)F	—	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant’s July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)
(10)G	—
(10)H	—

Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H in the Form 10-K filed June 12, 2001.)  (File number 1-10348)

(10)I	—

Precision Castparts Corp. Supplemental Executive Retirement Program 1998 Restatement, dated January 1, 1998, conformed through amendment No. 2.  (Incorporated herein by reference to Exhibit (10)I in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(10)J	—	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, As Amended (Incorporated herein by reference to Exhibit B in Registrant’s July 9, 2001 Definitive Proxy Statement.) (File number 1-10348)
(10)K	—

Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party Hereto arranged by Banc of America Securities LLC.  (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 11, 1999.)  (File number 1-10348)

(10)M	—	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)
(10)N	—

Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.)  (File number 1-10348)

(10)O	—	2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit C to Registrant’s July 9, 2001 Definitive Proxy Statement.) (File Number 1-10348)
(11)	—	Calculation of Earnings Per Share for the Year Ended March 30, 2003*
(13)	—	Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp. for the Year Ended March 30, 2003
(21)	—	Subsidiaries of Precision Castparts Corp.
(23)	—	Consent of Independent Accountants
(99)	__	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                                          Reports on Form 8-K

Current Report on Form 8-K dated May 5, 2003 (Items 7 and 9)

(c)                                                          See a(3) above.

(d)                                                          See a(2) above.

*                                         Information required to be presented in Exhibit 11 is incorporated herein by reference to the “Earnings per Share” note in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”

ITEM 16.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Principal Accounting Firm Fees” in the Proxy Statement to be filed for the 2003 Annual Meeting of Shareholders of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

By:	/s/ MARK DONEGAN
Mark Donegan
President and Chief Executive Officer

Dated:  June 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of
PRECISION CASTPARTS CORP.

/s/ MARK DONEGAN	President and Chief Executive Officer	June 27, 2003
Mark Donegan

/s/ WILLIAM D. LARSSON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2003
William D. Larsson

/s/ WILLIAM C. MCCORMICK	Chairman of the Board of Directors	June 27, 2003
William C. McCormick

/s/ PETER R. BRIDENBAUGH	Director	June 27, 2003
Peter R. Bridenbaugh

/s/ DEAN T. DUCRAY	Director	June 27, 2003
Dean T. DuCray

/s/ DON R. GRABER	Director	June 27, 2003
Don R. Graber

/s/ VERNON E. OECHSLE	Director	June 27, 2003
Vernon E. Oechsle

/s/ BYRON O. POND	Director	June 27, 2003
Byron O. Pond, Jr.

/s/ STEVEN G. ROTHMEIER	Director	June 27, 2003
Steven G. Rothmeier

/s/ J. FRANK TRAVIS	Director	June 27, 2003
J. Frank Travis

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Mark Donegan, certify that:

1. I have reviewed this annual report on Form 10-K of Precision Castparts Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ Mark Donegan
Mark Donegan
Chief Executive Officer

CERTIFICATION

I, William D. Larsson, certify that:

1. I have reviewed this annual report on Form 10-K of Precision Castparts Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and Chief Financial Officer

SCHEDULE II

PRECISION CASTPARTS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended

(000’s Omitted)

Column A	Column B	Column C			Column D		Column E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period

Deducted from assets to which they apply:

Reserve for doubtful accounts:

April 1, 2001	$9,500	$700		$2,600	$3,400	(1)	$9,400

March 31, 2002	$9,400	$2,200		$—	$5,200	(1)	$6,400

March 30, 2003	$6,400	$4,100		$—	$5,400	(1)	$5,100

Deferred tax asset valuation allowance:

April 1, 2001	$6,900	$—		$—	$4,600	(2)	$2,300

March 31, 2002	$2,300	$2,500	(3)	$—	$—		$4,800

March 30, 2003	$4,800	$2,200	(3)	$—	$1,300	(4)	$5,700

(1)               Write off of bad debts.

(2)               Reduction of valuation reserves associated with business acquisitions.

(3)               Establishment of valuation allowances for capital loss carry-forwards or operating loss carry-forwards.

(4)               Reduction of valuation allowance for operating loss carry-forwards utilized.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.

Our audits of the consolidated financial statements referred to in our report dated April 28, 2003 appearing in the 2003 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
April 28, 2003

INDEX TO EXHIBITS

(3)A	—	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit (3)A in the Form 10-K filed June 11, 2002.) (File number 1-10348)
(3)B	—	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3 in the Form 10-Q, filed February 9, 2000.) (File number 1-10348)
(4)A	—

Indenture dated December 17, 1997 between Bank One Trust Company, N.A. (successor in interest to the First National Bank of Chicago) as Trustee and Precision Castparts Corp.  (Incorporated herein by reference to Exhibit (4)A in the Form 10-K filed June 26, 1998.)  (File number 1-10348)

(4)B	—

Officers’ Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997.  (Incorporated herein by reference to Exhibit (4)B in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(4)C	—	Officers’ Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 in the Form S-4 filed March 31, 2000.) (File number 333-33764)
(4)D	—

Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998) (File No. 1-10348)

(4)E	—	Precision Castparts Corp. Guarantee of Subsidiaries dated July 1, 2001. (Incorporated herein by reference to Exhibit (4)E in the Form 10-K filed June 11, 2002.) (File number 1-10348)
(10)B	—	Precision Castparts Corp. Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
(10)C	—	Precision Castparts Corp. 1994 Stock Incentive Plan as amended (Incorporated herein by reference to Appendix A in Registrant’s June 28, 1999 Proxy Statement.) (File number 1-10348)
(10)D	—

Precision Castparts Corp. Non-Employee Directors’ Deferred Compensation Plan dated January 1, 1995, 2001 Restatement.  (Incorporated herein by reference to Exhibit (10)D in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(10)E	—

Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2001 Restatement as amended effective January 1, 2002.  (Incorporated herein by reference to Exhibit (10)E in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(10)F	—	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant’s July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)
(10)H	—

Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H in the Form 10-K filed June 12, 2001.)  (File number 1-10348)

(10)I	—

Precision Castparts Corp. Supplemental Executive Retirement Program 1998 Restatement, dated January 1, 1998, conformed through amendment No. 2.  (Incorporated herein by reference to Exhibit (10)I in the Form 10-K filed June 11, 2002.)  (File number 1-10348)

(10)J	—	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, As Amended (Incorporated herein by reference to Exhibit B in Registrant’s July 9, 2001 Definitive Proxy Statement.) (File number 1-10348)
(10)K	—

Bank of America Credit Agreement dated as of July 30, 1999 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party Hereto arranged by Banc of America Securities LLC.  (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 11, 1999.)  (File number 1-10348)

(10)M	—	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)
(10)N	—

Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.)  (File number 1-10348)

(10)O	—	2001 Stock Incentive Plan (Incorporated herein by reference to Exhibit C to Registrant’s July 9, 2001 Definitive Proxy Statement.) (File Number 1-10348)
(11)	—	Calculation of Earnings Per Share for the Year Ended March 30, 2003*
(13)	—	Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp. for the Year Ended March 30, 2003
(21)	—	Subsidiaries of Precision Castparts Corp.
(23)	—	Consent of Independent Accountants
(99)	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Information required to be presented in Exhibit 11 is incorporated herein by reference to the “Earnings per Share” note in Exhibit 13, the “Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp.”