Form 10-K/A
period 2003-03-30
PRECISION CASTPARTS CORP
filed 2003-07-11
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

to

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3)      Exhibits

(13)        Financial Section of the 2003 Annual Report to Shareholders of Presicion Castparts Corp. for the Year Ended March 30, 2003

We hereby amend our Annual Report on Form 10-K for the fiscal year ended March 30, 2003 by refiling as Exhibit 13 to such report the Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp. for the fiscal year ended March 30, 2003.  Exhibit 13 as refiled herewith reflects the correction of typographical errors contained in the information presented under the heading “Quarterly Financial Information” that resulted in the presentation of positive numbers as negative numbers in the fiscal 2003 quarterly total net income per basic and diluted share data.

(23.1)     Consent of Independent Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                    Precision Castparts Corp.

By:	/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and
Chief Financial Officer

Dated:  July 11, 2003

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Mark Donegan, certify that:

1. I have reviewed this annual report on Form 10-K/A of Precision Castparts Corp.;

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

Date: July 11, 2003

/s/ Mark Donegan
Mark Donegan
Chief Executive Officer

CERTIFICATION

I, William D. Larsson, certify that:

1. I have reviewed this annual report on Form 10-K/A of Precision Castparts Corp.;

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

Date: July 11, 2003

/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(13)	—	Financial Section of the 2003 Annual Report to Shareholders of Precision Castparts Corp. for the Year Ended March 30, 2003
(23.1)	—	Consent of Independent Accountants