Form 10-Q
period 2003-06-29
PRECISION CASTPARTS CORP
filed 2003-08-13
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 29, 2003

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

Yes   ☒      No    ☐

Number of shares of Common Stock, no par value, outstanding as of August 8, 2003:  52,901,845

Note:  This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	6/29/03	6/30/02

Net sales	$481.7	$579.4
Cost of goods sold	373.9	448.9
Selling and administrative expenses	39.9	49.7
Interest expense, net	13.1	14.6

Income before income taxes and minority interest	54.8	66.2
Provision for income taxes	20.3	23.9

Net income from continuing operations	34.5	42.3
Loss from discontinued operations	0.2	1.0

Net income	$34.3	$41.3

Net income per common share – basic:
From continuing operations	0.65	0.81
Discontinued operations	—	0.02
	$0.65	$0.79

Net income per common share – diluted:
From continuing operations	0.64	0.80
Discontinued operations	—	0.02
	$0.64	$0.78

Average common shares outstanding:
Basic	52.8	52.2
Diluted	53.6	53.2

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	(Unaudited)
	6/29/03	3/30/03
ASSETS
Current assets:
Cash and cash equivalents	$35.0	$28.7
Receivables, net	314.6	334.5
Inventories	376.7	347.5
Prepaid expenses	16.6	14.4
Income tax receivable	21.3	22.4
Deferred income taxes	39.4	38.4
Total current assets	803.6	785.9

Property, plant and equipment, at cost	1,081.2	1,049.1
Less — accumulated depreciation	(488.5)	(469.9)
Net property, plant and equipment	592.7	579.2

Goodwill, net	992.9	983.6
Acquired intangible assets, net	8.1	8.3
Deferred income taxes	26.4	27.8
Other assets	70.8	82.4

	$2,494.5	$2,467.2

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$75.6	$79.7
Long-term debt currently due	80.1	80.3
Accounts payable	211.3	220.7
Accrued liabilities	204.9	229.8
Income taxes payable	33.5	14.3
Total current liabilities	605.4	624.8

Long-term debt	528.4	532.1
Pension and other postretirement benefit obligations	204.8	210.1
Other long-term liabilities	43.1	38.5
Total liabilities	1,381.7	1,405.5

Shareholders’ investment:
Common stock	52.9	52.8
Paid-in capital	230.8	228.9
Retained earnings	882.4	849.7
Accumulated comprehensive loss:
Foreign currency translation	13.4	(2.2)
Derivatives qualifying as hedges	(8.1)	(8.9)
Minimum pension liability	(58.6)	(58.6)
Total shareholders’ investment	1,112.8	1,061.7

	$2,494.5	$2,467.2

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	6/29/03	6/30/02
Cash flows from operating activities:
Net income from continuing operations	$34.5	$42.3
Non-cash items included in income:
Depreciation and amortization	20.2	19.7
Deferred income taxes	0.5	(1.2)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	15.1	(15.6)
Inventories	(32.6)	4.2
Other current assets	(2.0)	0.4
Payables, accruals and current taxes	(11.7)	(40.9)
Other non-current assets and liabilities	(4.6)	9.4
Net cash provided by operating activities	19.4	18.3

Cash flows from investing activities:
Capital expenditures	(13.2)	(18.3)
Proceeds from sales of businesses	14.3	—
Other	1.8	0.5
Net cash provided (used) by investing activities	2.9	(17.8)

Cash flows from financing activities:
Net change in short-term borrowings	(5.0)	0.2
Repayment of long-term debt	(12.1)	(21.6)
Proceeds from exercise of stock options	2.0	3.8
Cash dividends	(1.6)	(1.6)
Other	1.2	6.2
Net cash used by financing activities	(15.5)	(13.0)

Net cash (used) provided by discontinued operations	(0.5)	0.1

Net increase (decrease) in cash and cash equivalents	6.3	(12.4)
Cash and cash equivalents at beginning of period	28.7	38.1

Cash and cash equivalents at end of period	$35.0	$25.7

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

(2)   Stock-based compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all stock options are granted with exercise prices equal to the market value of the underlying common stock on the grant dates.  The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense based on the fair value of the stock options granted at the grant dates as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended
	6/29/03	6/30/02
Net income as reported	$34.3	$41.3
Add: Stock-based compensation, net of tax, included in net income as reported	—	—
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(1.7)	(1.8)

Pro forma net income	$32.6	$39.5

Net income per share – basic:
Reported	$0.65	$0.79
Pro forma	$0.62	$0.76

Net income per share – diluted:
Reported	$0.64	$0.78
Pro forma	$0.61	$0.75

(3)     Goodwill

The Company performs annual testing in the second fiscal quarter on goodwill to determine if any impairment (i.e., the comparison of estimated fair value to carrying value) has occurred.  Fair value is estimated using the present value of expected cash flows.  No impairment is anticipated from our annual test which will be performed during the second quarter of fiscal 2004.

The changes in the carrying amount of goodwill by reportable segment for the three months ended June 29, 2003, were as follows:

	Investment Cast Products	Forged Products	Fluid Management Products	Industrial Products	Total
Balance at March 31, 2003	$124.4	$493.2	$274.6	$91.4	$983.6
Foreign currency translation and other	—	7.7	1.6	—	9.3

Balance at June 29, 2003	$124.4	$500.9	$276.2	$91.4	$992.9

(4)     Acquired Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	6/29/03		3/30/03
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Territory access rights	$5.8	$0.3	$5.8	$0.2
Non-compete agreements	1.5	0.4	1.5	0.3
Customer base	1.6	0.1	1.6	0.1

	$8.9	$0.8	$8.9	$0.6

Amortization expense for acquired intangible assets was $0.2 million for both the first quarter of fiscal 2004 and the first quarter of fiscal 2003.  Amortization expense related to intangible assets acquired as of June 29, 2003 is estimated to be $0.6 million in fiscal 2004, $0.6 million in fiscal 2005, $0.5 million in fiscal 2006, $0.6 million in fiscal 2007, $0.5 million in fiscal 2008 and $0.3 million in fiscal 2009.

(5)     Inventories

Inventories consisted of the following:

	6/29/03	3/30/03
Finished goods	$87.4	$67.9
Work-in-process	150.4	152.7
Raw materials and supplies	118.4	106.2
	356.2	326.8
LIFO provision	20.5	20.7

	$376.7	$347.5

(6)           Restructuring Actions

No charges related to restructuring activities were recorded in the first quarter of fiscal 2004 or the first quarter of fiscal 2003.  During the second and fourth quarters of fiscal 2003, PCC recorded provisions for restructuring totaling $21.6 million to downsize operations throughout the Company as a result of the continued decline in both the commercial aerospace and power generation markets, coupled with softness in the general industrial markets.  The restructuring plans provided for the termination of approximately 1,600 employees, most of whom have been terminated as of June 29, 2003.  The accrued liability associated with the fiscal 2003 restructuring activities consisted of the following:

	Balance at 3/30/03	Cash payments	Non-cash adjustments	Balance at 6/29/03
Severance	$14.4	$10.1	—	$4.3
Other	5.3	0.1	—	5.2

	$19.7	$10.2	$—	$9.5

(7)           Guarantees

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of June 29, 2003 and March 30, 2003 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(8)           Earnings per share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

	Three Months Ended
	6/29/03	6/30/02

Basic weighted average shares outstanding	52.8	52.2
Dilutive stock options	0.8	1.0
Average shares outstanding assuming dilution	53.6	53.2

Stock options that were not dilutive were not included in the computations of diluted earnings per common share amounts.  For the three months ended June 29, 2003 and June 30, 2002, stock options to purchase 1.2 million and 1.0 million shares, respectively, were excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price.  However, these shares may be dilutive in future periods.

(9)     Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended
	6/29/03	6/30/02
Net income	$34.3	$41.3
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	15.6	25.5
Unrealized loss on derivatives:
Periodic revaluations, net of income tax of $0.5 and $2.6, respectively	(0.8)	(4.2)
Realized in income, net of income tax of $1.1 and $1.1, respectively	1.6	1.9
Net unrealized loss on derivatives	0.8	(2.3)

Total comprehensive income	$50.7	$64.5

(10)         New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement requires that obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized when they are incurred and displayed as liabilities.  SFAS No. 143 is effective for the Company beginning April 1, 2003.  Implementation of this standard did not have an impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company was required and adopted the provisions of SFAS no. 145 effective March 31, 2003.  Implementation of SFAS No. 145 did not have a material impact on the Company’s financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF No. 00-21 is effective for interim periods beginning after June 15, 2003.  The Company does not expect the application of the provisions of EITF No. 00-21 to have a material effect on the Company’s financial condition or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities.  FIN No. 46 requires identification of the Company’s participation in variable interests entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest.  For entities identified as VIE, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns.  FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required.  This interpretation applies immediately to VIE created or in which a company obtains an interest after January 31, 2003.  For interests in VIE acquired before February 1, 2003, FIN No. 46 applies in the first interim period beginning after June 15, 2003.  The Company does not currently anticipate any material accounting or disclosure requirement under the provisions of this interpretation.

(11)         Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	6/29/03	6/30/02
Sales by segment
Investment Cast Products	$244.5	$301.1
Forged Products	126.3	155.2
Fluid Management Products	79.3	91.2
Industrial Products	31.6	31.9
Consolidated net sales	$481.7	$579.4

Operating income by segment
Investment Cast Products	$43.4	$58.5
Forged Products	16.2	19.3
Fluid Management Products	7.1	7.2
Industrial Products	4.4	2.0
Corporate expense	(3.2)	(6.2)

Consolidated segment operating income	67.9	80.8
Interest expense, net	13.1	14.6

Income before income taxes	$54.8	$66.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended June 29, 2003 and June 30, 2002

Sales for the first quarter of fiscal 2004 were $481.7 million, down 16.9 percent from $579.4 million in the same quarter last year.  The Company continued to experience significant reductions in sales in the Investment Cast Products and Forged Products segments due to weak demand from the aerospace and power generation markets.  Sales to the Fluid Management markets declined compared to the first quarter of fiscal 2003 due to weakness in industrial gas turbine (“IGT”) and construction markets.

Net income from continuing operations for the first quarter of fiscal 2004 was $34.5 million, or $0.64 per share (diluted), down 18.4 percent from fiscal 2003’s first quarter net income from continuing operations of $42.3 million, or $0.80 per share (diluted).  Net income after discontinued operations for the first quarter of fiscal 2004 was $34.3 million, or $0.64 per share (diluted), compared with $41.3 million, or $0.78 per share (diluted) in the same period last year.

Interest and Income Tax

Interest expense for the first quarter of fiscal 2004 was $13.1 million, compared to $14.6 million for the first quarter last year. The lower expense is primarily due to reduced debt levels compared to last year. The effective tax rate was 37.0% for the first quarter, 0.9 percentage points higher than the first quarter of fiscal 2003 due to reduced profitability in countries with lower tax rates, primarily the U.K.

Restructuring

Due to the current uncertainties in the aerospace and power generation markets, the Company continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  Based on the Company’s most recent assessment, certain operations may require restructuring during the second quarter of fiscal 2004.  If actions are required, the charge will not differ materially from the restructuring charge taken in the 2nd quarter of fiscal 2003.

Results of Operations by Segment - Comparison Between Three Months Ended June 29, 2003 and June 30, 2002

Investment Cast Products

Investment Cast Products’ sales decreased 18.8 percent from $301.1 million in the first quarter of fiscal 2003 to $244.5 million this year.  Operating income for the segment declined 25.8 percent from $58.5 million in the first quarter a year ago to $43.4 million in fiscal 2004.  The decrease in sales was primarily due to lower jet engine and IGT sales as a result of continued weakness in the commercial aerospace and power generation markets, partially offset by increased demand from the military aerospace sector.  The operating income decline reflected the impact of the lower sales level, partially offset by cost reductions from sizing the operations to operate more efficiently at lower volumes.  Operating income as a percent of sales also declined from 19.4 percent to 17.8 percent due to the impact of the lower sales volume and price reductions.

Sales within this segment will continue to be negatively impacted by reduced demand from both the aerospace and power generation markets throughout the rest of fiscal 2004.  The lower sales volume and continued downward pressure on pricing is expected to result in lower operating income compared with fiscal 2003.  Operating efficiency improvements will partially mitigate the operating profit margin declines.

Forged Products

Forged Products’ sales were $126.3 million for the quarter, a decrease of 18.6 percent, compared to sales of $155.2 million in the first quarter of fiscal 2003.  Operating income decreased 16.1 percent from $19.3 million, or 12.4 percent of sales, in the first quarter of fiscal 2003 to $16.2 million, or 12.8 percent of sales, in the same quarter this year.  The Forged Products segment was also negatively affected by the continued reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers, as well as reduced demand for IGT products from the power generation market.  Operating income was negatively impacted by the lower sales volume and higher fixed costs attributable to a capital-intensive structure, as well as price reductions and higher depreciation, insurance and pension expenses.

Sales throughout the rest of fiscal 2004 within the Forged Products segment will also be adversely affected by reduced demand from the aerospace and power generation markets as compared to fiscal 2003.  Operating profits will be negatively impacted by the lower sales levels throughout the year coupled with higher fixed costs related to increased pension and depreciation expenses.

Fluid Management Products

Fluid Management Products’ sales decreased from $91.2 million in the first quarter of fiscal 2003 to $79.3 million this year.  Operating income declined from $7.2 million in the first quarter of last year to $7.1 million in the first quarter of this year; however, as a percent of sales, operating income increased from 7.9 percent in the first quarter of fiscal 2003 to 9.0 percent this year.  The continued downturn in the IGT power generation market, as well as a slowdown in domestic construction due to a sluggish economy, had a negative impact on sales.  The increase in operating income as a percent of sales was principally due to improved cost controls and headcount reductions completed over the past year, coupled with benefits realized from reorganization of the European operations and implementation of offshore manufacturing, distribution and sales opportunities.

The Fluid Management Products segment is expected to benefit from modest top-line growth throughout the remainder of fiscal 2004.  Operating income should also continue to modestly improve as a result of the volume increases, restructuring efforts over the past year and the continued focus on cost reduction throughout the segment.

Industrial Products

Industrial Products’ sales of $31.6 million for the first quarter of fiscal 2004 decreased slightly from $31.9 million in the same period last year.  Operating income improved to $4.4 million, or 13.9 percent of sales, in the first quarter of fiscal 2004 compared with $2.0 million, or 6.3 percent of sales, in the same period last year.  The sales increase was primarily due to significant improvement in automotive sales to the European market, partially offset by continued weakness in the general industrial and pulp and paper markets.

Overall, the Industrial Products segment will continue to be impacted by softness in the general industrial and machine tool markets, partially offset by continued strength in the automotive market and share gains in the pulp and paper market resulting from expansion of current product lines and introduction of new products.

Changes in Financial Condition and Liquidity

Total assets of $2,494.5 million at June 29, 2003 represented a $27.3 million increase from the $2,467.2 million balance at March 30, 2003.  Total capitalization at June 29, 2003 was $1,796.9 million, consisting of $684.1 million of debt and $1,112.8 million of equity. The debt-to-capitalization ratio improved to 38.1 percent from 39.5 percent at March 30, 2003.

Cash requirements for the quarter included $13.2 million for capital expenditures, $17.1 million for debt repayments, $31.2 million for increased working capital, $1.6 million for dividends and $4.6 million for other operating activities, including $15.0 million of voluntary pension contributions.  These requirements were funded from $34.5 million of net income from continuing operations adjusted for $20.2 million of depreciation and amortization and $0.5 million of deferred taxes, $14.3 million of proceeds from the sales of discontinued operations and $2.0 million from the sale of common stock through stock option exercises.

Capital spending in the first quarter of fiscal 2004 principally provided for maintenance, expansion and cost reduction projects.  Capital spending for fiscal 2004 is expected to be slightly lower than spending in fiscal 2003 and provides for expansion into low-cost countries and projects necessary to reduce costs and maintain production throughout the Company and increase capacity within the Fluid Management Products and Industrial Products segments.

Management believes that the Company can fund the requirements for capital spending, cash dividends and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity securities.

Subsequent Event

A business that is part of the Fluid Management segment is expected to be disposed of or closed during the second quarter of fiscal 2004.  We expect that this will be treated as a discontinued operation in accordance with FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets."  The associated disposal expenses will not materially differ from the expenses recorded in the second quarter of fiscal 2003 associated with the closure of Olofsson, and sale of Eldorado, and DTI.

FORWARD-LOOKING STATEMENTS

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, pulp and paper and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies; the cost of insurance and pension benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvement.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk exposure since March 30, 2003.

Item 4.  Controls and Procedures

PCC Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in internal control over financial reporting that occured during the last fiscal quarter that has materially effected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 7, 2003 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: August 13, 2003	/s/ WILLIAM D. LARSSON
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)