Form 10-Q
period 2003-09-28
PRECISION CASTPARTS CORP
filed 2003-11-05
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 28, 2003

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒          No  ☐

Number of shares of Common Stock, no par value, outstanding as of October 31, 2003:  53,205,612

Note:  This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/28/03	9/29/02

Net sales	$476.3	$515.2
Cost of goods sold	361.8	390.6
Selling and administrative expenses	46.6	47.4
Provision for restructuring	8.5	11.0
Other income	—	(14.5)
Interest expense, net	12.4	14.3

Income before income taxes and minority interest	47.0	66.4
Provision for income taxes	17.7	24.7
Minority interest in earnings of consolidated entities	(0.2)	—

Net income from continuing operations	29.1	41.7
Loss from discontinued operations, net of tax	14.6	15.3

Net income	$14.5	$26.4

Net income per share from continuing operations – basic	$0.55	$0.80
Net loss per share from discontinued operations – basic	0.28	0.30

	$0.27	$0.50

Net income per share from continuing operations – diluted	$0.54	$0.79
Net loss per share from discontinued operations – diluted	0.27	0.29

	$0.27	$0.50

Cash dividends paid per common share	$0.03	$0.03

See Notes to the Interim Consolidated Financial Statements on page 6.

	Six Months Ended
	9/28/03	9/29/02

Net sales	$952.0	$1,082.8
Cost of goods sold	730.8	830.1
Selling and administrative expenses	84.1	94.4
Provision for restructuring	8.5	11.0
Other income	—	(14.5)
Interest expense, net	25.5	28.9

Income before income taxes and minority interest	103.1	132.9
Provision for income taxes	38.5	48.7
Minority interest in earnings of consolidated entities	(0.2)	—

Net income from continuing operations	64.4	84.2
Loss from discontinued operations, net of tax	15.6	16.5

Net income	$48.8	$67.7

Net income per share from continuing operations – basic	$1.22	$1.61
Net loss per share from discontinued operations – basic	0.30	0.32
	$0.92	$1.29

Net income per share from continuing operations – diluted	$1.20	$1.59
Net loss per share from discontinued operations – diluted	0.29	0.31
	$0.91	$1.28

Cash dividends paid per common share	$0.06	$0.06

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	(Unaudited)
	9/28/03	3/30/03
ASSETS
Current assets:
Cash and cash equivalents	$30.6	$28.7
Receivables, net	320.5	334.5
Inventories	360.7	347.5
Prepaid expenses	17.3	14.4
Income tax receivable	—	22.4
Deferred income taxes	40.1	38.4
Total current assets	769.2	785.9

Property, plant and equipment, at cost	1,094.4	1,049.1
Less – accumulated depreciation	(506.9)	(469.9)
Net property, plant and equipment	587.5	579.2

Goodwill, net	992.5	983.6
Acquired intangible assets, net	8.0	8.3
Deferred income taxes	25.0	27.8
Other assets	68.4	82.4

	$2,450.6	$2,467.2

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$58.1	$79.7
Long-term debt currently due	100.1	80.3
Accounts payable	200.6	220.7
Accrued liabilities	218.4	229.8
Income taxes payable	20.2	14.3
Total current liabilities	597.4	624.8

Long-term debt	480.5	532.1
Pension and other postretirement benefit obligations	194.5	210.1
Other long-term liabilities	40.2	38.5
Total liabilities	1,312.6	1,405.5

Shareholders’ investment:
Common stock	53.0	52.8
Paid-in capital	234.8	228.9
Retained earnings	895.4	849.7
Accumulated comprehensive loss:
Foreign currency translation	19.7	(2.2)
Derivatives qualifying as hedges	(6.3)	(8.9)
Minimum pension liability	(58.6)	(58.6)
Total shareholders’ investment	1,138.0	1,061.7

	$2,450.6	$2,467.2

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/28/03	9/29/02

Cash flows from operating activities:
Net income from continuing operations	$64.4	$84.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.4	39.7
Deferred taxes	1.1	(3.5)
Changes in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	5.0	(10.3)
Inventories	(26.3)	18.1
Other current assets	18.6	(0.6)
Payables, accruals and current taxes	(18.8)	(56.4)
Other non-current assets and liabilities	(16.1)	15.1

Net cash provided by operating activities	68.3	86.3

Cash flows from investing activities:
Capital expenditures	(28.0)	(34.5)
Proceeds from divestitures	14.3	—
Other investing activities, net	3.5	3.5

Net cash used by investing activities	(10.2)	(31.0)

Cash flows from financing activities:
Net change in short-term borrowings	(22.5)	1.0
Repayment of long-term debt	(40.0)	(60.3)
Proceeds from exercise of stock options	6.1	1.8
Cash dividends	(3.1)	(3.1)
Other financing activities, net	3.7	2.5

Net cash used by financing activities	(55.8)	(58.1)

Net cash used by discontinued operations	(0.4)	(0.1)

Net increase (decrease) in cash and cash equivalents	1.9	(2.9)
Cash and cash equivalents at beginning of period	28.7	38.1

Cash and cash equivalents at end of period	$30.6	$35.2

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

	Three Months Ended		Six Months Ended
	9/28/03	9/29/02	9/28/03	9/29/02

Net income as reported	$14.5	$26.4	$48.8	$67.7
Add: Stock-based compensation, net of tax, included in net income as reported	—	1.1	—	1.1
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(1.7)	(1.9)	(5.4)	(4.1)

Pro forma net income	$12.8	$25.6	$43.4	$64.7

Net income per share – basic:
Reported	$0.27	$0.50	$0.92	$1.29
Pro forma	$0.24	$0.49	$0.82	$1.24

Net income per share – diluted:
Reported	$0.27	$0.50	$0.91	$1.28
Pro forma	$0.24	$0.49	$0.81	$1.22

(3)                                 Discontinued Operations

In fiscal 2003, PCC incurred charges associated with the closure or sale of certain businesses within its Fluid Management Products and Industrial Products segments.  The PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was sold.  In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) and certain intangible assets of Olofsson to minority shareholders of DTI.  The closure or sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In addition, PCC closed STW Composites (“STW”) as it was deemed to be a non-core business to PCC.  In the fourth quarter of fiscal 2003, PCC also entered into agreements to sell Barber Industries and Fastener Engineers & Lewis Machine (“FELM”), which were sold in fiscal 2004, and began actively marketing PCC Superior Fabrication for sale.  The performance of these businesses was not consistent with the Company’s long-term strategy for profitable growth.

In the second quarter of fiscal 2004, the Company decided to sell Newmans, a valve distribution company within the Fluid Management Products segment.  It was determined that Newmans’ distribution business did not fit with PCC’s manufacturing-focused operations and was not performing to the Company’s expectations.

Olofsson, Eldorado, DTI, STW, Superior Fabrication, FELM, Barber and Newmans each meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operating results of these businesses are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.  The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/28/03	9/29/02	9/28/03	9/29/02

Net sales:
Fluid Management Products	$6.4	$13.9	$13.7	$28.5
Industrial Products	1.3	8.8	2.9	16.2

	$7.7	$22.7	$16.6	$44.7

Net loss from operations before income taxes	(3.2)	(1.8)	(4.6)	(3.6)
Income tax benefit	1.3	0.7	1.8	1.3

Net loss from operations	(1.9)	(1.1)	(2.8)	(2.3)
Disposal expense, net	(12.7)	(14.2)	(12.8)	(14.2)

Loss from discontinued operations, net	$(14.6)	$(15.3)	$(15.6)	$(16.5)

The Company recorded disposal expenses that include amounts related to the write down of remaining inventory and property, plant and equipment to fair value less cost to sell, the write down of accounts receivable and other current assets to net realizable value, and provides for incremental costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.

Included in the Consolidated Balance Sheet at September 28, 2003 are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

Current assets	$8.3
Net property, plant and equipment	7.8
Other assets	0.1
Current liabilities	8.2

(4)                                 Restructuring Charges

The Company recorded $8.5 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions at PCC’s investment castings operations in the United Kingdom and the Company’s forging operations in the United Kingdom and Houston, Texas.  The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.  The restructuring plans call for termination of approximately 435 employees through the first quarter of fiscal 2004.

The Company established an $11.0 million reserve in the second quarter of fiscal 2003 pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both the commercial aerospace and power generation markets, coupled with softness in the general industrial markets.  The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities.  These restructuring plans provided for terminations of approximately 970 employees.

The restructuring reserve balances and associated activity for the six months ended September 28, 2003, were as follows:

	Balance at 3/30/03	New charges	Cash payments	Non-cash adjustments	Balance at 9/28/03
Severance	$14.4	$8.5	$(13.8)	$0.3	$9.4
Other	5.3	—	(0.7)	0.1	4.7

	$19.7	$8.5	$(14.5)	$0.4	$14.1

(5)                                 Other Income

Other income of $14.5 million was recorded in the second quarter of fiscal 2003 as a result of two insurance settlements.  The first settlement of $13.6 million related to environmental issues for which a reserve had been established previously at Wyman-Gordon.  The second settlement of $0.9 million resulted from a judgment on a claim related to Wyman-Gordon’s benefit plans.

(6)                                 Inventories

Inventories consisted of the following:

	9/28/03	3/30/03

Raw materials and supplies	$117.2	$106.2
Work-in-process	130.3	152.7
Finished goods	89.1	67.9
	336.6	326.8
LIFO provision	24.1	20.7

	$360.7	$347.5

(7)                                 Goodwill and Acquired Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  The SFAS No. 142 goodwill impairment model is a two-step approach that must be completed at least annually.  The first step of the model requires a comparison of the book value of net assets to the estimated fair value of the related operations that have goodwill assigned to them.  If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment.  In this process, the fair value of goodwill is determined, based in part on the fair value of the operations used in the first step, and is then compared to its carrying value.  If the fair value of goodwill is less than the carrying value, the shortfall represents the amount of goodwill impairment.

The Company completed its transitional goodwill assessment test during the second quarter of fiscal 2004, and it was determined that the fair value of the related operations was greater than book value.  As a result, no write-down for impairment of goodwill was required.

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 28, 2003, were as follows:

	March 30, 2003	Currency Translation and Other	Discontinued Operations	September 28, 2003

Investment Cast Products	$124.4	$1.2	$—	$125.6
Forged Products	493.2	8.3	—	501.5
Fluid Management Products	274.6	1.7	(2.3)	274.0
Industrial Products	91.4	—	—	91.4

Balance at September 28, 2003	$983.6	$11.2	$(2.3)	$992.5

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	9/28/03		3/30/03
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Territory access rights	$5.8	$(0.3)	$5.8	$(0.2)
Non-compete agreements	1.5	(0.4)	1.5	(0.3)
Customer base	1.6	(0.2)	1.6	(0.1)

	$8.9	$(0.9)	$8.9	$(0.6)

Amortization expense for acquired intangible assets during the second quarter of fiscal 2004 was $0.1 million.  Amortization expense related to finite-lived intangible assets is projected to be $0.6 million for fiscal 2004.  Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2005	$0.6
2006	$0.5
2007	$0.6
2008	$0.5
2009	$0.3

(8)                                 Guarantees

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of September 28, 2003 and March 30, 2003 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter and first six months of fiscal 2004 is immaterial to the Company’s results of operations and cash flows.

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

(9)                                 Earnings per share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

	Three Months Ended		Six Months Ended
	9/28/03	9/29/02	9/28/03	9/29/02

Basic weighted average shares outstanding	52.9	52.4	52.9	52.3
Dilutive stock options	1.1	0.3	0.9	0.7
Average shares outstanding assuming dilution	54.0	52.7	53.8	53.0

Stock options that were not dilutive were excluded from computations of diluted earnings per common share amounts.  For the three and six months ended September 28, 2003, stock options to purchase 0.9 million and 0.9 million shares, respectively, were not dilutive.  For the three and six months ended September 29, 2002, stock options to purchase 1.4 million and 1.1 million shares, respectively, were not dilutive.  These shares were excluded from the computation of diluted earnings per share because the average market price was less than the exercise price of the shares.  However, these shares may be dilutive in future periods.

(10)                          Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	9/28/03	9/29/02	9/28/03	9/29/02

Net income	$14.5	$26.4	$48.8	$67.7

Other comprehensive income (expense), net of tax:

Unrealized translation adjustments	6.3	0.3	21.9	25.8

Unrealized gain (loss) on derivatives:
Net change from periodic revaluations	0.1	(4.2)	(0.7)	(8.4)
Net amount reclassified to income	1.7	1.9	3.3	3.8
	1.8	(2.3)	2.6	(4.6)

Total comprehensive income	$22.6	$24.4	$73.3	$88.9

(11)                          New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement requires that obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized when they are incurred and displayed as liabilities.  SFAS No. 143 was effective for the Company beginning April 1, 2003.  Implementation of this standard did not have an impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company adopted the provisions of SFAS no. 145 effective March 31, 2003.  Implementation of SFAS No. 145 did not have a material impact on the Company’s financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF No. 00-21 was effective for interim periods beginning after June 15, 2003.  The Company does not expect the application of the provisions of EITF No. 00-21 to have a material effect on the Company’s financial condition or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities.  FIN No. 46 requires identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest.  For entities identified as VIE, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns.  FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required.  This interpretation applies immediately to VIE created or in which a company obtains an interest after January 31, 2003.  For interests in VIE acquired before February 1, 2003, FIN No. 46 applies in the first interim period beginning after December 15, 2003.  The provisions of this interpretation are not expected to result in any material accounting or disclosure requirement for the Company.

(12)                          Segment information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	9/28/03	9/29/02
Net sales:
Investment Cast Products	$247.0	$265.4
Forged Products	121.8	140.2
Fluid Management Products	75.7	78.3
Industrial Products	31.8	31.3

Total net sales	$476.3	$515.2

Operating income (loss):
Investment Cast Products	$47.0	$53.9
Forged Products	15.8	21.5
Fluid Management Products	7.6	8.0
Industrial Products	4.5	2.5
Corporate expense	(7.0)	(8.7)

Total operating income	67.9	77.2

Provision for restructuring	8.5	11.0
Other income	—	14.5
Interest expense, net	12.4	14.3

Income before income taxes and minority interest	$47.0	$66.4

	Six Months Ended
	9/28/03	9/29/02
Net sales:
Investment Cast Products	$491.5	$566.5
Forged Products	248.1	295.4
Fluid Management Products	149.0	157.7
Industrial Products	63.4	63.2

Total net sales	$952.0	$1,082.8

Operating income (loss):
Investment Cast Products	$90.4	$112.4
Forged Products	32.0	40.8
Fluid Management Products	16.0	15.5
Industrial Products	8.9	4.5
Corporate expense	(10.2)	(14.9)

Total operating income	137.1	158.3

Provision for restructuring	8.5	11.0
Other income	—	14.5
Interest expense, net	25.5	28.9

Income before income taxes and minority interest	$103.1	$132.9

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended September 28, 2003 and September 29, 2002

Sales for the second quarter of fiscal 2004 were $476.3 million, down 7.6 percent from $515.2 million in the same quarter last year.  The Company continued to experience significant reductions in sales in the Investment Cast Products and Forged Products segments due to weak demand from the aerospace and power generation markets.  Sales in the Fluid Management Products segment declined compared to the second quarter of fiscal 2003 due to weakness in the power generation market.

Net income from continuing operations for the second quarter of fiscal 2004 was $29.1 million, or $0.54 per share (diluted), which included restructuring charges totaling $8.5 million, or $0.10 per share.  By comparison, net income from continuing operations for the second quarter of fiscal 2003 was $41.7 million, or $0.79 per share (diluted), which included restructuring charges of $11.0 million, or $0.14 per share, and other income from two insurance settlements of $14.5 million, or $0.17 per share.  Net income after discontinued operations for the second quarter of fiscal 2004 was $14.5 million, or $0.27 per share (diluted), compared with $26.4 million, or $0.50 per share (diluted), in the same period last year.

Restructuring Charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Operations related to the Company’s restructuring charges.

	Three Months Ended
	9/28/03	9/29/02

Provision for restructuring:
Severance and other termination benefits	$8.5	$10.2
Other	—	0.8
	8.5	11.0
Income tax benefit	(2.8)	(3.6)

	$5.7	$7.4

In the second quarter of fiscal 2004, PCC established an $8.5 million reserve pursuant to restructuring plans principally to downsize operations at its investment castings operations in the United Kingdom and its forgings operations in the United Kingdom and Houston, TX, as a result of the continued weakness in both commercial aerospace and power generation markets.  This restructuring reserve provided for severance and other benefits associated with the termination of approximately 435 employees through the first quarter of fiscal 2004.  The tax-effected impact of these charges totaled $5.7 million, or $0.10 per share (diluted).

In the second quarter of fiscal 2003, PCC established an $11.0 million reserve pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both commercial aerospace and power generation markets, coupled with softness in the general industrial markets.  The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities.  These restructuring plans provided for terminations of approximately 970 employees.  The tax-effected impact of these charges totaled $7.4 million, or $0.14 per share (diluted).

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2004 was $12.4 million, compared with $14.3 million for the second quarter last year. The lower expense is primarily due to reduced debt levels and slightly lower interest rates compared to the same quarter last year.

The effective tax rate for the second quarter of fiscal 2004 was 37.7 percent, 0.5 percentage points higher than the same quarter last year primarily due to changes in required tax reserves, partially offset by favorable state taxes resulting from planning.

Discontinued Operations

Net loss from discontinued operations was $14.6 million in the second quarter of fiscal 2004 compared with $15.3 million in the same quarter last year.  In fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  In the second quarter, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In the third quarter, the Company completed the sale of the Eldorado gundrill tooling business.  In addition, PCC began actively marketing its STW business for sale as it was deemed to be a non-core business of PCC.  The Company was unable to secure a buyer for STW, and the business was closed in the fourth quarter of fiscal 2003.  In the second quarter of fiscal 2004, PCC incurred asset impairment and disposal charges associated with its decision to sell Newmans, a company in the Fluid Management Products segment.  Newmans, a valve distribution company, did not fit with PCC’s manufacturing-focused operations.  These discontinued operations charges, which include operating results, asset impairment and disposal costs, totaled $21.7 million ($14.6 million after tax), or $0.27 per share (diluted), for the second quarter of fiscal 2004, compared to $23.7 million ($15.3 million after tax), or $0.29 per share (diluted), in the same quarter last year.

Results of Operations by Segment - Comparison Between Three Months Ended September 28, 2003 and September 29, 2002

Investment Cast Products

Investment Cast Products’ sales decreased 6.9 percent from $265.4 million in the second quarter of fiscal 2004 to $247.0 million this year.  Operating income for the segment declined 12.8 percent from $53.9 million in the second quarter a year ago to $47.0 million in fiscal 2004.  The decrease in sales was primarily due to lower IGT and commercial jet engine sales as a result of continued weakness in the power generation and commercial aerospace markets, partially offset by increased demand from the military aerospace and IGT aftermarket sectors.  The operating income decline reflected the impact of the lower sales level, partially offset by cost reductions from sizing the operations to operate more efficiently at lower volumes.  Operating income as a percent of sales also declined from 20.3 percent to 19.0 percent due to the impact of the lower sales volume and price reductions.

Sales within this segment will continue to be negatively impacted by reduced demand from both the aerospace and power generation markets throughout the rest of fiscal 2004.  The lower sales volume and continued downward pressure on pricing is expected to result in lower operating income compared with fiscal 2003.  Operating efficiency improvements will partially mitigate the decline in operating income.

Forged Products

Forged Products’ sales were $140.2 million for the quarter, a decrease of 13.1 percent, compared to sales of $121.8 million in the first quarter of fiscal 2003.  Operating income decreased 26.5 percent from $21.5 million, or 15.3 percent of sales, in the second quarter of fiscal 2003 to $15.8 million, or 13.0 percent of sales, in the same quarter this year.  The Forged Products segment was also negatively affected by the continued reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers, as well as reduced demand for IGT products from the power generation market.  Operating income was negatively impacted by the lower sales volume and higher fixed costs attributable to a capital-intensive structure, coupled with the impact of headcount inefficiencies principally at the Houston plant and increases in reserves for obsolete inventories and environmental matters.  Partially offsetting these negative items was a $6.8 million benefit received in the quarter for settlement of an agreement between Wyman-Gordon and a metal supplier.

Sales for the remainder of fiscal 2004 within the Forged Products segment will be adversely affected by reduced demand from the aerospace and power generation markets as compared to fiscal 2003.  Operating income will be negatively impacted by the lower sales volume and higher fixed costs related to increased pension and depreciation expenses, partially offset by headcount reductions completed in the second quarter, which will size the segment’s operations for current market conditions.

Fluid Management Products

Fluid Management Products’ sales decreased from $78.3 million in the second quarter of fiscal 2003 to $75.7 million this year.  Operating income declined from $8.0 million, or 10.2 percent of sales, in the second quarter of last year to $7.6 million, or 10.0 percent of sales, in the second quarter of this year.  The sales decrease was primarily due to the continued downturn in the power generation market.  The decrease in operating income was principally due to the volume decrease, partially offset by improved cost controls and headcount reductions completed over the past year, coupled with benefits realized from reorganization of the European operations and implementation of offshore manufacturing, distribution and sales opportunities.

The Fluid Management Products segment is expected to receive modest top-line growth from markets other than the power generation market throughout the remainder of fiscal 2004.  Operating income should also modestly improve as a result of the volume increases, restructuring efforts over the past year and the continued focus on cost reduction throughout the segment.

Industrial Products

Industrial Products’ sales of $31.8 million for the second quarter of fiscal 2004 increased slightly from $31.3 million in the same period last year.  Operating income improved to $4.5 million, or 14.2 percent of sales, in the second quarter of fiscal 2004 compared with $2.5 million, or 8.0 percent of sales, in the same period last year.  The sales increase was primarily due to significant improvement in automotive sales to the European market, partially offset by continued weakness in the general industrial markets.  The operating margin improvements were a result of the benefits received from the ramp-up of new operations in Hungary and India, coupled with significant cost reductions throughout the entire segment.

Overall, the Industrial Products segment will continue to be affected by softness in the general industrial and machine tool markets, partially offset by continued strength in the European automotive sector and share gains in the pulp and paper market resulting from expansion of current product lines and introduction of new products.

Consolidated Results of Operations - Comparison Between Six Months Ended September 28, 2003 and September 29, 2002

Sales for the first six months of fiscal 2004 were $952.0 million, down 12.1 percent from $1,082.8 million in the same period last year.  The Company continued to experience significant reductions in sales in the Investment Cast Products and Forged Products segments due to weak demand from the aerospace and power generation markets.  Sales in the Fluid Management Products segment declined compared to the first six months of fiscal 2004 due to weakness in the power generation market.

Net income from continuing operations for the first six months of fiscal 2004 was $64.4 million, or $1.20 per share (diluted), which included restructuring charges totaling $8.5 million, or $0.10 per share.  By comparison, net income from continuing operations for the first six months of fiscal 2003 was $84.2 million, or $1.59 per share (diluted), which included restructuring charges of $11.0 million, or $0.14 per share, and other income from two insurance settlements of $14.5 million, or $0.17 per share.  Net income after discontinued operations for the first six months of fiscal 2004 was $48.8 million, or $0.91 per share (diluted), compared with $67.7 million, or $1.28 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the six months ended September 28, 2003 was $25.5 million, as compared with $28.9 million for the same period last year.  The lower expense is due to reduced debt levels and slightly lower interest rates compared to the same period last year.

The effective tax rate for the first six months of fiscal 2004 was 37.3 percent, as compared with 36.6 percent for the six months ended September 29, 2002 primarily due to changes in required tax reserves, partially offset by favorable state taxes resulting from planning.

Discontinued Operations

Net loss from discontinued operations was $15.6 million in the first six months of fiscal 2004 compared with $16.5 million in the same period last year.  In fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  In the second quarter, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In the third quarter, the Company completed the sale of the Eldorado gundrill tooling business.  In addition, PCC began actively marketing its STW business for sale as it was deemed to be a non-core business of PCC.  The Company was unable to secure a buyer for STW, and the business was closed in the fourth quarter of fiscal 2003.  In the second quarter of fiscal 2004, PCC incurred asset impairment and disposal charges associated with its decision to sell Newmans, a company in the Fluid Management Products segment.  Newmans, a valve distribution company, did not fit with PCC’s manufacturing-focused operations and was not performing to the Company’s expectations.  These discontinued operations charges, which include operating results, asset impairment and disposal costs, totaled $23.2 million ($15.6 million after tax), or $0.29 per share (diluted), for the first six months of fiscal 2004, compared to $25.6 million ($16.5 million after tax), or $0.31 per share (diluted), in the same period last year.

Results of Operations by Segment - Comparison Between Six Months Ended September 28, 2003 and September 29, 2002

Investment Cast Products

Investment Cast Products’ sales decreased by 13.2 percent, from $566.5 million in the first six months of fiscal 2003 to $491.5 million this year.  Operating income for the segment declined by 19.6 percent, from $112.4 million, or 19.8 percent of sales, a year ago to $90.4 million, or 18.4 percent of sales, in the first six months of fiscal 2004.  The decrease in sales was primarily due to reduced demand from IGT customers and lower commercial jet engine sales as a result of continued weakness in the commercial aerospace and power generation markets, partially offset by increased demand from the military sector.  The operating income decline reflected the impact of the lower sales level, partially offset by cost reductions over the past year from sizing the operations to operate more efficiently at lower volumes.

Forged Products

Forged Products’ sales were $248.1 million for the first six months of fiscal 2004, a decrease of 16.0 percent, compared to sales of $295.4 million in the same period last year.  Operating income decreased 21.6 percent from $40.8 million, or 13.8 percent of sales, in the first six months of fiscal 2003 to $32.0 million, or 12.9 percent of sales, this year.  The Forged Products segment was also negatively affected by lower demand for IGT products, as well as the reduction in commercial aircraft deliveries and the related drop in demand from jet engine customers.  Operating income was negatively impacted by the lower sales volume and higher fixed costs attributable to a capital-intensive structure, coupled with the impact of inefficiencies principally at the Houston plant and increases in reserves for obsolete inventories and environmental matters.  Partially offsetting these negative items was a $6.8 million benefit received in the quarter for settlement of an agreement between Wyman-Gordon and a metal supplier.

Fluid Management Products

Fluid Management Products’ sales decreased from $157.7 million in the first six months of fiscal 2003 to $149.0 million this year.  Operating income improved from $15.5 million, or 9.8 percent of sales, last year to $16.0 million, or 10.7 percent of sales, in the first six months of this fiscal year.  The sales decrease was primarily due to the continued downturn in the power generation market.  The increase in operating income was principally due to improved cost controls and headcount reductions completed over the last year, coupled with benefits realized from reorganization of the European operations and implementation of offshore manufacturing, distribution and sales opportunities.

Industrial Products

Industrial Products’ sales of $63.4 million for the first six months of fiscal 2004 increased $0.2 million, or 0.3 percent, from $63.2 million in the comparable prior year period.  Operating income was $8.9 million, or 14.0 percent of sales, in the first six months of fiscal 2004, $4.4 million higher than operating income of $4.5 million, or 7.1 percent of sales, in the same period last year.  The sales increase was primarily due to significant improvement in automotive sales to the European market, partially offset by continued weakness in the general industrial markets.  The operating margin improvements were a result of the benefits received from the ramp-up of new operations in Hungary and India, coupled with significant cost reductions throughout the entire segment.

Changes in Financial Condition and Liquidity

Total assets of $2,450.6 million at September 28, 2003 represented a $16.6 million decrease from the $2,467.2 million balance at March 30, 2003.  Total capitalization at September 28, 2003 was $1,776.7 million, consisting of $638.7 million of debt and $1,138.0 million of equity. The debt-to-capitalization ratio improved to 35.9 percent from 38.1 percent at June 29, 2003 and 39.5 percent at the end of fiscal 2003.

Cash requirements for the first six months of fiscal 2004 included $28.0 million for capital expenditures, $62.5 million for debt repayments, $21.5 million for increased working capital, $3.1 million for dividends and $16.1 million for other operating activities, including $30.0 million of voluntary pension contributions.  These requirements were principally funded from $64.4 million of net income from continuing operations adjusted for $40.4 million of depreciation and amortization and $1.1 million of deferred taxes, $14.3 million of proceeds from the sales of discontinued operations and $6.1 million from the sale of common stock through stock option exercises.

Capital spending in the first six months of fiscal 2004 principally provided for maintenance, expansion and cost reduction projects.  Capital spending for fiscal 2004 is expected to be slightly lower than spending in fiscal 2003.  Fiscal 2004 projects provide for expansion into low-cost countries and projects necessary to reduce costs and maintain production throughout the Company and increase capacity within the Fluid Management Products and Industrial Products segments.

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

Item 4.    Controls and Procedures

PCC Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially effected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Shareholders on August 13, 2003.

(b)  The Shareholders voted as follows on the following matters:

1.               Election of Directors.  The voting results for each nominee is as follows:

Nominee	Votes For	Votes Withheld
Mark Donegan	47,650,109	421,597

William C. McCormick	47,093,544	978,162

Vernon E. Oeschsle	46,250,236	1,821,470

Mr. Donegan, Mr. McCormick and Mr. Oeschsle were elected to serve three-year terms.

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

(b)              Reports on Form 8-K

Current Report on Form 8-K dated October 17, 2003 (Items 7 and 12).

Current Report on Form 8-K dated September 29, 2003 (Items 5 and 7).

Current Report on Form 8-K dated August 18, 2003 (Items 5 and 7).

Current Report on Form 8-K dated October 30, 2003 (Items 5 and 7).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: November 5, 2003	/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)