Form 10-Q/A
period 2003-09-29
PRECISION CASTPARTS CORP
filed 2003-11-07
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003 as filed on November 5, 2003 to correct the transposition of two numbers in the text of Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Results of Operations by Segment — Comparison Between Three Months Ended September 28, 2003 and September 29, 2002 — Forged Products.  These two numbers were correctly reported in the financial statements and notes thereto.

Note:  This 10-Q/A was filed electronically via EDGAR with the Securities and Exchange Commission.

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

Forged Products

Forged Products’ sales were $121.8 million for the quarter, a decrease of 13.1 percent, compared to sales of $140.2 million in the first quarter of fiscal 2003.  Operating income decreased 26.5 percent from $21.5 million, or 15.3 percent of sales, in the second quarter of fiscal 2003 to $15.8 million, or 13.0 percent of sales, in the same quarter this year.  The Forged Products segment was also negatively affected by the continued reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers, as well as reduced demand for IGT products from the power generation market.  Operating income was negatively impacted by the lower sales volume and higher fixed costs attributable to a capital-intensive structure, coupled with the impact of headcount inefficiencies principally at the Houston plant and increases in reserves for obsolete inventories and environmental matters.  Partially offsetting these negative items was a $6.8 million benefit received in the quarter for settlement of an agreement between Wyman-Gordon and a metal supplier.

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

PRECISION CASTPARTS CORP.
Registrant

DATE: November 7, 2003	/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)