Form 10-Q
period 2003-12-28
PRECISION CASTPARTS CORP
filed 2004-02-11
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended December 28, 2003

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

Yes    ☒            No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    ☒            No    ☐

Number of shares of Common Stock, no par value, outstanding as of February 6, 2004:  64,614,338

Note:      This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	12/28/03	12/29/02

Net sales	$517.6	$487.9
Cost of goods sold	398.6	368.9
Selling and administrative expenses	50.8	45.0
Other expense	11.2	—
Interest expense, net	12.9	14.1

Income before income taxes and minority interest	44.1	59.9
Provision for income taxes	14.0	21.6
Minority interest in earnings of consolidated entities	0.5	0.3

Net income from continuing operations	29.6	38.0
Loss from discontinued operations, net of tax	1.8	1.8

Net income	$27.8	$36.2

Net income per share from continuing operations – basic	$0.53	$0.73
Net loss per share from discontinued operations – basic	(0.03)	(0.04)

	$0.50	$0.69

Net income per share from continuing operations – diluted	$0.52	$0.72
Net loss per share from discontinued operations – diluted	(0.03)	(0.03)

	$0.49	$0.69

Cash dividends paid per common share	$0.03	$0.03

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

	Nine Months Ended
	12/28/03	12/29/02

Net sales	$1,469.6	$1,570.7
Cost of goods sold	1,129.4	1,199.0
Selling and administrative expenses	134.9	139.4
Provision for restructuring	8.5	11.0
Other expense (income)	11.2	(14.5)
Interest expense, net	38.4	43.0

Income before income taxes and minority interest	147.2	192.8
Provision for income taxes	52.5	70.3
Minority interest in earnings of consolidated entities	0.7	0.3

Net income from continuing operations	94.0	122.2
Loss from discontinued operations, net of tax	17.4	18.3

Net income	$76.6	$103.9

Net income per share from continuing operations – basic	$1.75	$2.34
Net loss per share from discontinued operations – basic	(0.33)	(0.35)
	$1.42	$1.99

Net income per share from continuing operations – diluted	$1.71	$2.31
Net loss per share from discontinued operations – diluted	(0.31)	(0.35)
	$1.40	$1.96

Cash dividends paid per common share	$0.09	$0.09

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Balance Sheets
(In millions)

	(Unaudited) 12/28/03	3/30/03
ASSETS
Current assets:
Cash and cash equivalents	$47.6	$28.7
Receivables, net	454.6	334.5
Inventories	534.4	347.5
Prepaid expenses	24.4	14.4
Income tax receivable	—	22.4
Deferred income taxes	56.8	38.4
Total current assets	1,117.8	785.9

Property, plant and equipment, at cost	1,335.0	1,049.1
Less - accumulated depreciation	(530.4)	(469.9)
Net property, plant and equipment	804.6	579.2

Goodwill, net	1,607.6	983.6
Acquired intangible assets, net	15.7	8.3
Deferred income taxes	39.4	27.8
Other assets	90.3	82.4

	$3,675.4	$2,467.2

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$30.7	$79.7
Long-term debt currently due	17.9	80.3
Accounts payable	262.8	220.7
Accrued liabilities	302.0	229.8
Income taxes payable	15.4	14.3
Total current liabilities	628.8	624.8

Long-term debt	1,047.1	532.1
Pension and other postretirement benefit obligations	249.5	210.1
Deferred tax liability	22.3	—
Other long-term liabilities	63.9	38.5
Total liabilities	2,011.6	1,405.5

Shareholders’ investment:
Common stock	63.8	52.8
Paid-in capital	691.7	228.9
Retained earnings	921.5	849.7
Accumulated comprehensive loss:
Foreign currency translation	45.3	(2.2)
Derivatives qualifying as hedges	0.1	(8.9)
Minimum pension liability	(58.6)	(58.6)
Total shareholders’ investment	1,663.8	1,061.7

	$3,675.4	$2,467.2

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	12/28/03	12/29/02

Cash flows from operating activities:
Net income from continuing operations	$94.0	$122.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.8	60.0
Deferred taxes	5.2	(4.6)
Tax benefit from stock options exercised	11.7	1.2
Changes in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	8.0	2.1
Inventories	(38.4)	30.5
Other current assets	18.4	1.5
Payables, accruals and current taxes	(29.9)	(64.5)
Other non-current assets and liabilities	(39.2)	0.3

Net cash provided by operating activities	91.6	148.7

Cash flows from investing activities:
Capital expenditures	(40.3)	(52.6)
Acquisition of business, net of cash acquired	(280.9)	—
Proceeds from sale of discontinued operations	23.5	—
Other investing activities, net	8.0	5.5

Net cash used by investing activities	(289.7)	(47.1)

Cash flows from financing activities:
Net change in short-term borrowings	(51.5)	(16.5)
Issuance of long-term debt	500.0	—
Repayment of long-term debt	(260.0)	(112.4)
Proceeds from exercise of stock options	37.0	5.2
Cash dividends	(4.8)	(4.6)
Other financing activities, net	(13.7)	17.3

Net cash provided (used) by financing activities	207.0	(111.0)

Net cash provided (used) by discontinued operations	10.0	(1.4)

Net increase (decrease) in cash and cash equivalents	18.9	(10.8)
Cash and cash equivalents at beginning of period	28.7	38.1

Cash and cash equivalents at end of period	$47.6	$27.3

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

	Three Months Ended		Nine Months Ended
	12/28/03	12/29/02	12/28/03	12/29/02

Net income as reported	$27.8	$36.2	$76.6	$103.9
Add: Stock-based compensation, net of tax, included in net income as reported	—	—	—	1.1
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(1.9)	(1.6)	(5.2)	(5.7)

Pro forma net income	$25.9	$34.6	$71.4	$99.3

Net income per share – basic:
Reported	$0.50	$0.69	$1.42	$1.99
Pro forma	$0.47	$0.66	$1.33	$1.90

Net income per share – diluted:
Reported	$0.49	$0.69	$1.40	$1.96
Pro forma	$0.46	$0.66	$1.30	$1.88

(3)                                 Acquisition

On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. (“SPS”).  The results of SPS’s operations have been included in the consolidated financial statements since that date.  The acquisition of SPS is expected to strengthen the Company’s core businesses as a leading supplier of complex metal products for aerospace customers.  In addition, SPS’s complementary manufacturing processes provide the Company opportunities to enhance efficiencies and reduce costs throughout SPS, resulting in anticipated improvements in margins.  The aggregate purchase price was $728.8 million, which included $294.2 million of cash paid for SPS stock, $9.5 million of cash paid for transaction fees, and common stock valued at $425.1 million.  In addition, SPS paid $39.3 million for change of control payments and transaction fees as of the close of the transaction.  The value of the 9.3 million shares of common stock issued was determined based on the quoted market price of PCC’s common stock on and around the date of the close of the transaction.

SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial and other markets.  SPS’s former Specialty Materials and Alloys group operates as part of the Investment Cast Products segment.  A new segment, Fastener Products, comprises most of SPS’s former Aerospace Fasteners and Engineered Fasteners groups.  SPS’s former tooling business operates as part of the Industrial Products segment.  In addition, three former SPS businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter, and their results are included in discontinued operations.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  PCC is in the process of finalizing the allocation of the purchase price as of December 28, 2003; thus, the allocation of the purchase price is subject to refinement.

12/9/03

Current assets	$360.4
Property, plant and equipment	223.7
Goodwill	603.4
Intangible assets	7.9
Other assets	14.4
Total assets acquired	1,209.8
Notes payable and current portion long-term debt	19.4
Other current liabilities	160.6
Long-term debt	186.7
Other long-term liabilities	114.3
Total liabilities assumed	481.0

Net assets acquired	$728.8

The $7.9 million of acquired intangible assets includes the following:

	Amount	Weighted- Average Useful Life

Patents	$4.6	8.2 years
Proprietary Technology	2.3	15.0 years
Tradenames	0.8	15.0 years
Long-term customer agreements	0.2	1.8 years

	$7.9

The $603.4 million of goodwill was assigned to the Company’s segments as follows:

Investment Cast Products	$166.2
Fastener Products	403.3
Industrial Products	15.5
Businesses held for sale	18.4

$603.4

The goodwill is not deductible for tax purposes.

The following represents the pro forma results of the ongoing operations for PCC and SPS as though the acquisition of SPS had occurred at the beginning of the periods presented.  The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	12/28/03	12/29/02	12/28/03	12/29/02

Net sales	$659.2	$656.4	$1,968.0	$2,090.4
Net income	$21.5	$40.5	$82.3	$109.0

Net income per share – basic	$0.34	$0.66	$1.32	$1.77
Net income per share – diluted	$0.33	$0.65	$1.29	$1.75

(4)                                 Discontinued Operations

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

In the second quarter of fiscal 2004, the Company decided to sell Newmans, a valve distribution company within the Fluid Management Products segment.  It was determined that Newmans’ distribution business did not fit with PCC’s manufacturing-focused operations and was not performing to the Company’s expectations.  The Newmans business was sold in the third quarter of fiscal 2004.

Olofsson, Eldorado, DTI, STW, Superior Fabrication, FELM, Barber and Newmans each meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In addition, three former SPS businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004, and their results are included in discontinued operations. Accordingly, the operating results of these businesses are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.  The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/28/03	12/29/02	12/28/03	12/29/02

Net sales:
Fluid Management Products	$5.8	$11.7	$19.5	$40.2
Industrial Products	1.6	3.2	4.5	19.4
Acquired businesses held for sale	5.3	—	5.3	—

	$12.7	$14.9	$29.3	$59.6

Net loss from operations before income taxes	(2.2)	(2.4)	(6.8)	(6.0)
Income tax benefit	0.7	1.1	2.5	2.4

Net loss from operations	(1.5)	(1.3)	(4.3)	(3.6)
Disposal expense, net	(0.3)	(0.5)	(13.1)	(14.7)

Loss from discontinued operations, net	$(1.8)	$(1.8)	$(17.4)	$(18.3)

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

Included in the Consolidated Balance Sheet at December 28, 2003 are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

Current assets	$41.5
Net property, plant and equipment	44.0
Other assets	18.4
Current liabilities	31.3
Long-term debt	0.8
Other long-term liabilities	10.5

(5)           Restructuring Charges

The Company recorded $8.5 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions at PCC’s investment castings operations in the United Kingdom and the Company’s forging operations in the United Kingdom and Houston, Texas.  The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.  The restructuring plans call for termination of approximately 435 employees through the first quarter of fiscal 2005.

The Company established an $11.0 million reserve in the third quarter of fiscal 2003 pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both the commercial aerospace and power generation markets, coupled with softness in the general industrial markets.  The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities.  These restructuring plans provided for terminations of approximately 970 employees.

The restructuring reserve balances and associated activity for the nine months ended December 28, 2003, were as follows:

	Balance at 3/30/03	New charges	Cash payments	Non-cash adjustments	Balance at 12/28/03
Severance	$14.4	$8.5	$(19.5)	$0.9	$4.3
Other	5.3	—	(0.8)	0.1	4.6

	$19.7	$8.5	$(20.3)	$1.0	$8.9

(6)           Other Expense (Income)

Other expense of $11.2 million was recorded in the third quarter of fiscal 2004 to reflect the write-off of unamortized bank fees ($2.8 million) from early termination of bank credit facilities and the termination of an interest rate swap ($8.4 million) associated with debt refinancing in connection with the SPS acquisition.

Other income of $14.5 million was recorded in the second quarter of fiscal 2003 as a result of two insurance settlements.  The first settlement of $13.6 million related to environmental issues for which a reserve had been established previously at Wyman-Gordon.  The second settlement of $0.9 million resulted from a judgment on a claim related to Wyman-Gordon’s benefit plans.

(7)           Inventories

Inventories consisted of the following:

	12/28/03	3/30/03

Raw materials and supplies	$162.7	$106.2
Work-in-process	191.0	152.7
Finished goods	155.6	67.9
	509.3	326.8
LIFO provision	25.1	20.7

	$534.4	$347.5

(8)           Goodwill and Acquired Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  The SFAS No. 142 goodwill impairment model is a two-step approach that must be completed at least annually.  The first step of the model requires a comparison of the book value of net assets to the estimated fair value of the related operations that have goodwill assigned to them.  If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment.  In this process, the fair value of goodwill is determined, based in part on the fair value of the operations used in the first step.  The fair value of goodwill is then compared to its carrying value.  If the fair value of goodwill is less than the carrying value, the shortfall represents the amount of goodwill impairment.

The Company completed its goodwill assessment test during the second quarter of fiscal 2004, and it was determined that the fair value of the related operations was greater than book value.  As a result, no write-down for impairment of goodwill was required.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 28, 2003, were as follows:

	March 30, 2003	Acquired	Currency Translation	Discontinued and Other Operations	December 28, 2003

Investment Cast Products	$124.4	166.2	$2.5	$—	$293.1
Forged Products	493.2	—	17.0	—	510.2
Fastener Products	—	403.3	0.9	—	404.2
Fluid Management Products	274.6	—	4.3	(4.2)	274.7
Industrial Products	91.4	15.5	0.1	—	107.0
Acquired businesses held for sale	—	18.4	—	—	18.4

Balance at December 28, 2003	$983.6	$603.4	$24.8	$(4.2)	$1,607.6

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	12/28/03		3/30/03
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Territory access rights	$5.8	$(0.4)	$5.8	$(0.2)
Patents	4.6	—	—	—
Proprietary technology	2.3	—	—	—
Customer base	1.6	(0.2)	1.6	(0.1)
Non-compete agreements	1.5	(0.5)	1.5	(0.3)
Tradenames	0.8	—	—	—
Long-term customer agreements	0.2	—	—	—

	$16.8	$(1.1)	$8.9	$(0.6)

Amortization expense for acquired intangible assets during the third quarter of fiscal 2004 was $0.2 million.  Amortization expense related to finite-lived intangible assets is projected to total $0.9 million for fiscal 2004.  Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2005	$1.7
2006	$1.4
2007	$1.4
2008	$1.2
2009	$0.9

(9)           Financing Arrangements

Long-term debt is summarized as follows:

	12/28/03	3/30/03

5.60% Notes due fiscal 2014	$200.0	$—
8.75% Notes due fiscal 2005	200.0	200.0
6.75% Notes due fiscal 2008	150.0	150.0
Term Loan, 2.44% at December 28, 2003	300.0	—
Term Loan, 2.94% at December 28, 2003	10.0	—
Term Loan, 6.88% at March 30, 2003	—	260.0
Senior Notes payable annually through fiscal 2015	93.2	—
Senior Notes payable annually through fiscal 2012	78.9	—
Senior Notes payable annually through fiscal 2010	17.5	—
Michigan Revenue Bonds, Series 2000, variable interest rate	6.0	—
Other	9.4	2.4

	1,065.0	612.4
Less: Long-term debt currently due	17.9	80.3

	$1,047.1	$532.1

During the third quarter of fiscal 2004, the Company entered into a five-year, $700.0 million bank credit facility to finance a portion of the acquisition of SPS Technologies, Inc. and to refinance the Company’s existing bank credit facility.  The new credit facility includes a $300.0 million term loan and a $400.0 million revolving loan.  At December 28, 2003, the term loan had outstanding borrowings of $300.0 million and there were no outstanding borrowings under the revolving loan.  Borrowings under the $700.0 million bank credit facility bear interest at LIBOR plus applicable spreads, which range from 1.0% to 2.5% depending on credit ratings received from Moody’s and S&P.  At December 28, 2003, the interest rate on borrowings under the facility was 2.44%.

In addition, borrowings during the third quarter of fiscal 2004 included $200.0 million of senior notes due December 15, 2013 with a coupon of 5.6% that were issued to finance a portion of the acquisition of SPS Technologies.  The Company also assumed the outstanding senior note obligations of SPS Technologies, which totaled $189.6 million as of December 28, 2003.  These senior notes have various maturities through August 2014.  The Company will recognize interest expense on these notes at an average annual rate of 4.0%.

During the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility.

(10)         Guarantees

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of December 28, 2003 and March 30, 2003 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter and first nine months of fiscal 2004 is immaterial to the Company’s results of operations and cash flows.

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

(11)         Earnings per share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	12/28/03	12/29/02	12/28/03	12/29/02

Basic weighted average shares outstanding	55.6	52.3	53.8	52.3
Dilutive stock options	1.3	0.3	1.1	0.6
Average shares outstanding assuming dilution	56.9	52.6	54.9	52.9

Stock options that were not dilutive were excluded from computations of diluted earnings per common share amounts.  For the three and nine months ended December 28, 2003, stock options to purchase zero and 1.0 million shares, respectively, were not dilutive.  For the three and nine months ended December 29, 2002, stock options to purchase 3.3 million and 1.4 million shares, respectively, were not dilutive.  These shares were excluded from the computation of diluted earnings per share because the average market price was less than the exercise price of the shares.  However, these shares may be dilutive in future periods.

(12)         Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	12/28/03	12/29/02	12/28/03	12/29/02

Net income	$27.8	$36.2	$76.6	$103.9
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	25.6	8.6	47.5	34.4
Unrealized gain (loss) on derivatives:
Net change from periodic revaluations	0.1	(1.2)	(0.6)	(9.6)
Net amount reclassified to income	6.3	1.8	9.6	5.6
	6.4	0.6	9.0	(4.0)

Total comprehensive income	$59.8	$45.4	$133.1	$134.3

(13)         New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement requires that obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized when they are incurred and displayed as liabilities.  SFAS No. 143 was effective for the Company beginning March 31, 2003.  Implementation of this standard did not have an impact on the Company’s financial statements.

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

In December, 2003 the FASB released revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements.  The revised standard replaces existing pension disclosure requirements.  The Company will comply with the new disclosure requirements in PCC’s annual report for the year ended March 28, 2004.  There will be no impact on the Company’s financial condition or results of operations.

(14)         Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of December 28, 2003 and March 30, 2003 and for the three and nine months ended December 28, 2003 and December 29, 2002.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary.  The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Statements of Income
Three Months Ended December 28, 2003
(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$368.0	$154.4	$(4.8)	$517.6
Cost of goods sold	—	279.7	123.7	(4.8)	398.6
Selling and administrative expenses	7.8	21.4	21.6	—	50.8
Provision for restructuring	—				—
Other (income) expense	8.7	—	2.5	—	11.2
Interest expense (income), net	4.1	9.4	(0.6)	—	12.9
Equity in earnings of subsidiaries	(36.4)	4.1	—	32.3	—

Income (loss) before income tax and minority interest	15.8	53.4	7.2	(32.3)	44.1
Income tax (benefit) expense	(12.0)	23.5	2.5	—	14.0
Minority interest	—	—	0.5	—	0.5

Net income (loss) from continuing operations	27.8	29.9	4.2	(32.3)	29.6

Discontinued operations, net	—	(0.2)	2.0	—	1.8

Net income (loss)	$27.8	$30.1	$2.2	$(32.3)	$27.8

Condensed Consolidating Statements of Income
Three Months Ended December 29, 2002
(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$347.1	$144.3	$(3.5)	$487.9
Cost of goods sold	—	259.8	112.6	(3.5)	368.9
Selling and administrative expenses	7.0	18.4	19.6	—	45.0
Provision for restructuring	—	—	—	—	—
Other (income) expense	(2.5)	—	2.5	—	—
Interest expense (income), net	5.4	10.3	(1.6)	—	14.1
Equity in earnings of subsidiaries	(38.3)	(1.2)	—	39.5	—

Income (loss) before income tax and minority interest	28.4	59.8	11.2	(39.5)	59.9
Income tax (benefit) expense	(7.8)	28.6	0.8	—	21.6
Minority interest	—	—	0.3	—	0.3

Net income (loss) from continuing operations	36.2	31.2	10.1	(39.5)	38.0

Discontinued operations, net	—	1.4	0.4	—	1.8

Net income (loss)	$36.2	$29.8	$9.7	$(39.5)	$36.2

Condensed Consolidating Statements of Income
Nine Months Ended December 28, 2003
(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$1,047.4	$431.4	$(9.2)	$1,469.6
Cost of goods sold	—	796.6	342.0	(9.2)	1,129.4
Selling and administrative expenses	18.0	56.0	60.9	—	134.9
Provision for restructuring	—	(0.2)	8.7	—	8.5
Other (income) expense	3.5	—	7.7	—	11.2
Interest expense (income), net	11.5	29.7	(2.8)	—	38.4
Equity in earnings of subsidiaries	(85.9)	11.6	—	74.3	—

Income (loss) before income tax and minority interest	52.9	153.7	14.9	(74.3)	147.2
Income tax (benefit) expense	(23.7)	70.7	5.5	—	52.5
Minority interest	—	—	0.7	—	0.7

Net income (loss) from continuing operations	76.6	83.0	8.7	(74.3)	94.0

Discontinued operations, net	—	(0.1)	17.5	—	17.4

Net income (loss)	$76.6	$83.1	$(8.8)	$(74.3)	$76.6

Condensed Consolidating Statements of Income
Nine Months Ended December 29, 2002
(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$1,145.5	$438.4	$(13.2)	$1,570.7
Cost of goods sold	—	873.7	338.5	(13.2)	1,199.0
Selling and administrative expenses	22.3	58.3	58.8	—	139.4
Provision for restructuring	0.8	2.0	8.2	—	11.0
Other (income) expense	(8.7)	(14.5)	8.7	—	(14.5)
Interest expense (income), net	17.0	32.2	(6.2)	—	43.0
Equity in earnings of subsidiaries	(103.4)	3.4	—	100.0	—

Income (loss) before income tax and minority interest	72.0	190.4	30.4	(100.0)	192.8
Income tax (benefit) expense	(31.9)	100.3	1.9	—	70.3
Minority interest	—	—	0.3	—	0.3

Net income (loss) from continuing operations	103.9	90.1	28.2	(100.0)	122.2

Discontinued operations, net	—	17.5	0.8	—	18.3

Net income (loss)	$103.9	$72.6	$27.4	$(100.0)	$103.9

Condensed Consolidating Balance Sheets

December 28, 2003

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$9.3	$—	$38.3	$—	$47.6
Receivables	321.0	121.8	828.2	(816.4)	454.6
Inventories	—	310.7	223.7	—	534.4
Prepaid expenses	1.3	8.2	14.9	—	24.4
Income tax receivable	—	—	0.9	(0.9)	—
Deferred income taxes	2.6	40.7	13.5	—	56.8

Total current assets	334.2	481.4	1,119.5	(817.3)	1,117.8

Property, plant and equipment, net	0.8	488.4	315.4	—	804.6
Goodwill	—	987.8	619.8	—	1,607.6
Deferred income taxes	20.5	11.9	7.0	—	39.4
Investments in subsidiaries	2,399.0	255.8	—	(2,654.8)	—
Other assets	72.6	17.2	16.2	—	106.0

	$2,827.1	$2,242.5	$2,077.9	$(3,472.1)	$3,675.4

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$30.7	$—	$30.7
Long-term debt currently due	15.3	0.6	2.0	—	17.9
Accounts payable	7.1	427.6	644.5	(816.4)	262.8
Accrued liabilities	25.7	169.9	107.5	(1.1)	302.0
Income taxes payable	15.3	1.0	—	(0.9)	15.4

Total current liabilities	63.4	599.1	784.7	(818.4)	628.8

Long-term debt	1,024.3	11.4	11.4	—	1,047.1
Pension and other postretirement benefit obligations	75.6	113.9	60.0	—	249.5
Deferred tax liability	—	24.3	(2.0)	—	22.3
Other long-term liabilities	—	47.2	16.7	—	63.9

Shareholders’ investment:
Common stock and paid-in capital	755.5	1,637.0	1,038.2	(2,675.2)	755.5
Retained earnings	921.5	(149.7)	137.9	11.8	921.5
Accumulated other comprehensive loss	(13.2)	(40.7)	31.0	9.7	(13.2)

Total shareholders’ investment	1,663.8	1,446.6	1,207.1	(2,653.7)	1,663.8

	$2,827.1	$2,242.5	$2,077.9	$(3,472.1)	$3,675.4

Condensed Consolidating Balance Sheets

March 30, 2003

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$7.5	$0.1	$21.1	$—	$28.7
Receivables	183.4	31.2	284.8	(164.9)	334.5
Inventories	—	201.3	146.2	—	347.5
Prepaid expenses	2.4	3.9	8.1	—	14.4
Income tax receivable	21.3	—	1.1	—	22.4
Deferred income taxes	8.9	23.2	6.3	—	38.4

Total current assets	223.5	259.7	467.6	(164.9)	785.9

Property, plant and equipment, net	0.8	383.2	195.2	—	579.2
Goodwill	—	579.6	404.0	—	983.6
Acquired intangible assets	—	—	8.3	—	8.3
Deferred income taxes	25.9	2.0	—	(0.1)	27.8
Investments in subsidiaries	1,505.0	83.0	—	(1,588.0)	—
Other assets	56.0	20.1	6.4	(0.1)	82.4

	$1,811.2	$1,327.6	$1,081.5	$(1,753.1)	$2,467.2

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$79.7	$—	$79.7
Long-term debt currently due	80.0	0.2	0.1	—	80.3
Accounts payable	12.4	256.2	117.0	(164.9)	220.7
Accrued liabilities	32.1	134.8	64.0	(1.1)	229.8
Income taxes payable	5.9	—	8.4	—	14.3

Total current liabilities	130.4	391.2	269.2	(166.0)	624.8

Long-term debt	530.0	1.5	0.6	—	532.1
Pension and other postretirement benefit obligations	81.9	113.6	14.6	—	210.1
Other long-term liabilities	7.2	23.9	7.6	(0.2)	38.5

Shareholders’ investment:
Common stock and paid-in capital	281.7	1,070.9	659.4	(1,730.3)	281.7
Retained earnings	849.7	(232.8)	146.7	86.1	849.7
Accumulated other comprehensive loss	(69.7)	(40.7)	(16.6)	57.3	(69.7)

Total shareholders’ investment	1,061.7	797.4	789.5	(1,586.9)	1,061.7

	$1,811.2	$1,327.6	$1,081.5	$(1,753.1)	$2,467.2

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 28, 2003

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$16.0	$21.8	$17.9	$35.9	$91.6

Capital expenditures	(0.2)	(20.6)	(19.5)	—	(40.3)
Acquisitions of businesses	(280.9)	—	—	—	(280.9)
Investments in subsidiaries	(5.8)	(7.5)	13.3	—	—
Proceeds from sale of discontinued operations	23.5	—	—	—	23.5
Other investing activities, net	—	—	8.0	—	8.0

Net cash (used) provided by investing activities	(263.4)	(28.1)	1.8	—	(289.7)

Net change in short-term borrowings	—	—	(51.5)	—	(51.5)
Issuance of long-term debt	500.0	—	—	—	500.0
Repayment of long-term debt	(260.0)	—	—	—	(260.0)
Proceeds from exercise of stock options	37.0	—	—	—	37.0
Cash dividends	(4.8)	—	—	—	(4.8)
Other financing activities, net	(23.0)	6.1	39.1	(35.9)	(13.7)

Net cash (used) provided by financing activities	249.2	6.1	(12.4)	(35.9)	207.0

Net cash (used) provided by discontinued operations	—	0.1	9.9	—	10.0

Net (decrease) increase in cash and cash equivalents	1.8	(0.1)	17.2	—	18.9

Cash and cash equivalents at beginning of year	7.5	0.1	21.1	—	28.7

Cash and cash equivalents at end of year	$9.3	$—	$38.3	$—	$47.6

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 29, 2002

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$115.8	$29.4	$25.3	$(21.8)	$148.7

Capital expenditures	(0.1)	(29.5)	(23.0)	—	(52.6)
Acquisitions of businesses	—	—	—	—	—
Investments in subsidiaries	(2.1)	—	—	2.1	—
Other investing activities, net	—	—	5.5	—	5.5

Net cash (used) provided by investing activities	(2.2)	(29.5)	(17.5)	2.1	(47.1)

Net change in short-term borrowings	—	—	(16.5)	—	(16.5)
Repayment of long-term debt	(112.0)	—	(0.4)	—	(112.4)
Proceeds from exercise of stock options	5.2	(0.8)	2.9	(2.1)	5.2
Cash dividends	(4.6)	—	(6.9)	6.9	(4.6)
Other financing activities, net	(10.9)	1.3	9.7	17.2	17.3

Net cash (used) provided by financing activities	(122.3)	0.5	(11.2)	22.0	(111.0)

Net cash (used) provided by discontinued operations	—	(0.4)	(1.0)	—	(1.4)

Net (decrease) increase in cash and cash equivalents	(8.7)	—	(4.4)	2.3	(10.8)

Cash and cash equivalents at beginning of year	16.1	—	24.3	(2.3)	38.1

Cash and cash equivalents at end of year	$7.4	$—	$19.9	$—	$27.3

(15)                          Segment information

The Company’s operations are classified into five reportable business segments: Investment Cast Products, Forged Products, Fastener Products, Fluid Management Products and Industrial Products.  The Company’s five reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	12/28/03	12/29/02
Net sales:
Investment Cast Products	$254.5	$246.8
Forged Products	118.8	133.7
Fastener Products	30.3	—
Fluid Management Products	79.9	77.3
Industrial Products	34.1	30.1

Total net sales	$517.6	$487.9

Operating income (loss):
Investment Cast Products	$46.8	$48.7
Forged Products	15.6	20.7
Fastener Products	1.4	—
Fluid Management Products	7.4	8.3
Industrial Products	4.8	3.7
Corporate expense	(7.8)	(7.4)

Total operating income	68.2	74.0

Other expense	11.2	—
Interest expense, net	12.9	14.1

Income before income taxes and minority interest	$44.1	$59.9

	Nine Months Ended
	12/28/03	12/29/02
Net sales:
Investment Cast Products	$746.0	$813.3
Forged Products	366.9	429.1
Fastener Products	30.3	—
Fluid Management Products	228.9	235.0
Industrial Products	97.5	93.3

Total net sales	$1,469.6	$1,570.7

Operating income (loss):
Investment Cast Products	$137.2	$161.1
Forged Products	47.6	61.5
Fastener Products	1.4	—
Fluid Management Products	23.4	23.8
Industrial Products	13.7	8.2
Corporate expense	(18.0)	(22.3)

Total operating income	205.3	232.3

Provision for restructuring	8.5	11.0
Other expense (income)	11.2	(14.5)
Interest expense, net	38.4	43.0

Income before income taxes and minority interest	$147.2	$192.8

	12/28/03	3/30/03
Total assets:
Investment Cast Products	$781.3	$512.8
Forged Products	919.6	886.5
Fastener Products	814.8	—
Fluid Management Products	481.9	458.6
Industrial Products	256.4	216.5
Corporate	316.6	336.5
Assets held for sale	104.8	56.3

Total assets	$3,675.4	$2,467.2

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

PCC acquired SPS Technologies, Inc. (“SPS”) on December 9, 2003.  As a result, the Company’s fiscal 2004 results of operations discussed below include 19 days of SPS’s operations.

Consolidated Results of Operations - Comparison Between Three Months Ended December 28, 2003 and December 29, 2002

Sales for the third quarter of fiscal 2004 were $517.6 million, up $29.7 million, or 6.1 percent from $487.9 million in the same quarter last year.  The addition of the SPS businesses for 19 days during the quarter contributed $38.6 million to the current quarter’s sales.  Continuing weak demand in the commercial aerospace sector and power generation markets reduced sales in the Investment Cast Products, Forged Products and Fluid Management Products segments.  These reductions were partially offset by strong growth from the automotive sector in Europe, which impacted the Industrial Products segment.  In addition, sales in the current quarter benefited from favorable changes in the Euro and British Pound exchange rates.

Net income from continuing operations for the third quarter of fiscal 2004 was $29.6 million, or $0.52 per share (diluted), which included a non-recurring pre-tax charge of $11.2 million, or $0.12 per share, for the write-off of unamortized bank fees ($2.8 million) from the early termination of bank credit facilities and termination of an interest rate swap ($8.4 million) associated with the refinancing of debt in connection with the SPS acquisition.  By comparison, net income from continuing operations for the third quarter of fiscal 2003 was $38.0 million, or $0.72 per share (diluted).  Net income after discontinued operations for the third quarter of fiscal 2004 was $27.8 million, or $0.49 per share (diluted), compared with $36.2 million, or $0.69 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2004 was $12.9 million, compared with $14.1 million for the third quarter last year. The lower expense is primarily due to reduced average debt levels and slightly lower interest rates compared to the same quarter last year.

The effective tax rate for the third quarter of fiscal 2004 was 31.7 percent, 4.4 percentage points lower than the 36.1 percent effective rate in the same quarter last year.  This improvement is primarily due to the impact of tax benefits from the non-recurring charge related to financing the SPS acquisition, as well as the favorable resolution of certain tax contingencies.

Restructuring

The Company continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  Based on the Company’s most recent assessment, certain operations within the Industrial Products and Fluid Management Products segments will require restructuring during the fourth quarter of fiscal 2004.  When actions are required, the charge is not expected to exceed the restructuring charge taken in the second quarter of fiscal 2004.

Discontinued Operations

Net loss from discontinued operations was $1.8 million in the third quarter of fiscal 2004 compared with a net loss of $1.8 million in the same quarter last year.  In fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  In the second quarter of fiscal 2003, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In the third quarter of fiscal 2003, the Company completed the sale of the Eldorado gundrill tooling business.  In addition, PCC began actively marketing its STW business for sale as it was deemed to be a non-core business of PCC.  The Company was unable to secure a buyer for STW, and the business was closed in the fourth quarter of fiscal 2003.  In the second quarter of fiscal 2004, PCC incurred asset impairment and disposal charges associated with its decision to sell Newmans, a company in the Fluid Management Products segment.  Newmans, a valve distribution company, did not fit with PCC’s manufacturing-focused operations.  The Newman’s business was sold in the third quarter of fiscal 2004.  In addition, three businesses acquired in the SPS transaction – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004, and their results are now included in discontinued operations.  These discontinued operations charges totaled $0.03 per share (diluted) for both the third quarter of fiscal 2004 and the same quarter last year.

Results of Operations by Segment - Comparison Between Three Months Ended December 28, 2003 and December 29, 2002

Investment Cast Products

Investment Cast Products’ sales increased 3.1 percent from $246.8 million in the third quarter of fiscal 2003 to $254.5 million this year.  Operating income for the segment declined 3.9 percent from $48.7 million in the third quarter a year ago to $46.8 million in fiscal 2004.  The addition of the SPS Specialty Materials and Alloys Group (“SMAG”) contributed $6.6 million of sales and $0.9 million of operating income to the current quarter results.  The segment’s sales continued to benefit from increased demand from the military aerospace and IGT aftermarket sectors, partially offset by softness in the commercial aerospace market.  The operating income decline reflected the impact of price reductions, lower sales volume (excluding SMAG), higher costs for nickel and cobalt-based alloys, partially offset by operating improvements.  Operating income as a percent of sales also declined from 19.7 percent to 18.4 percent primarily due to the impact of price reductions and higher material costs.

Sales within this segment will continue to be negatively impacted by reduced demand from both the commercial aerospace sector and power generation markets through the remainder of fiscal 2004.  The lower sales volume, continued downward pressure on pricing and higher material costs are expected to result in lower operating income compared with fiscal 2003.  Operating efficiency improvements will mitigate the decline in operating income.

Forged Products

Forged Products’ sales were $118.8 million for the quarter, a decrease of 11.1 percent, compared to sales of $133.7 million in the third quarter of fiscal 2003.  Operating income decreased 24.6 percent from $20.7 million, or 15.5 percent of sales, in the third quarter of fiscal 2003 to $15.6 million, or 13.1 percent of sales, in the same quarter this year.  The Forged Products segment was negatively affected by the continued reduction in commercial aircraft deliveries and the related drop in demand from its jet engine customers.  Operating income was negatively impacted by price reductions, lower sales volume, higher costs for nickel-based metal alloys, and higher fixed costs attributable to a capital-intensive structure, coupled with the impact of increases in reserves for obsolete inventories and environmental matters.

Sales for the remainder of fiscal 2004 within the Forged Products segment will be adversely affected by reduced demand from the aerospace and power generation markets as compared to fiscal 2003.  Operating income will be negatively impacted by the lower sales volume, price reductions, higher material costs, and higher fixed costs related to increased pension and depreciation expenses, partially offset by headcount reductions completed in the second quarter, which will size the segment’s operations for current market conditions.

Fastener Products

The Fastener Products segment consists of most of SPS’s former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003.  The segment reported $30.3 million of sales with operating income of $1.4 million based on 19 days of activity in the third quarter.

Operating margins should improve in future quarters as expected cost reductions and synergies are achieved.

Fluid Management Products

Fluid Management Products’ sales increased from $77.3 million in the third quarter of fiscal 2003 to $79.9 million this year.  Operating income declined from $8.3 million, or 10.7 percent of sales, in the third quarter of last year to $7.4 million, or 9.3 percent of sales, in the third quarter of this year.  The increase in sales was primarily due to increased demand for oil and gas and wastewater products, partially offset by reductions in demand for power generation products.  The decrease in operating income was principally due to the reduction in demand for higher margin power generation products, coupled with an increase in lower margin general industrial products.

The Fluid Management Products segment is expected to receive modest top-line growth from markets other than the power generation market throughout the remainder of fiscal 2004.  Operating income should also improve as a result of the volume increases, restructuring efforts over the past year and the continued focus on cost reduction throughout the segment.

Industrial Products

Industrial Products’ sales of $34.1 million for the third quarter of fiscal 2004 increased from $30.1 million in the same period last year.  Operating income improved to $4.8 million, or 14.1 percent of sales, in the third quarter of fiscal 2004 compared with $3.7 million, or 12.3 percent of sales, in the same period last year.  SPS’s Precision Tool Group contributed $1.7 million of sales and $0.1 million of operating income to the current quarter results.  The sales increase was primarily due to significant improvement in automotive sales to the European market, as well as higher sales to the electronics, aerospace and pulp and paper markets.  The operating margin improvements reflect higher margins and benefits received from new operations in Hungary and India, coupled with significant cost reductions throughout the entire segment.

Overall, the Industrial Products segment will continue to be affected by softness in the general industrial and machine tool markets, partially offset by continued strength in the European automotive sector and share gains in the pulp and paper market resulting from expansion of current product lines and introduction of new products.

Consolidated Results of Operations - Comparison Between Nine Months Ended December 28, 2003 and December 29, 2002

Sales for the first nine months of fiscal 2004 were $1,469.6 million, down $101.1 million, or 6.4 percent from $1,570.7 million in the same period last year.  The addition of the SPS businesses contributed $38.6 million to the current year-to-date sales based on 19 days of activity.  The Company continued to experience significant reductions in sales in the Investment Cast Products and Forged Products segments due to weak demand from the aerospace and power generation markets.  Sales in the Fluid Management Products segment declined compared to the first nine months of fiscal 2004 due to weakness in the power generation market.  In addition, year-to-date sales benefited from favorable changes in the Euro and British Pound exchange rates.

Net income from continuing operations for the first nine months of fiscal 2004 was $94.0 million, or $1.71 per share (diluted), which included restructuring charges totaling $8.5 million, or $0.10 per share, and other expense of $11.2 million, or $0.13 per share.  By comparison, net income from continuing operations for the first nine months of fiscal 2003 was $122.2 million, or $2.31 per share (diluted), which included restructuring charges of $11.0 million, or $0.14 per share, and other income from two insurance settlements of $14.5 million, or $0.17 per share.  Net income after discontinued operations for the first nine months of fiscal 2004 was $76.6 million, or $1.40 per share (diluted), compared with $103.9 million, or $1.96 per share (diluted), in the same period last year.

Restructuring Charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Operations related to the Company’s restructuring charges.

	Nine Months Ended
	12/28/03	12/29/02

Provision for restructuring:
Severance and other termination benefits	$8.5	$10.2
Other	—	0.8
	8.5	11.0
Income tax benefit	(2.8)	(3.6)

	$5.7	$7.4

In the second quarter of fiscal 2004, PCC established an $8.5 million reserve pursuant to restructuring plans principally to downsize operations at its investment castings operations in the United Kingdom and its forgings operations in the United Kingdom and Houston, TX, as a result of the continued weakness in both commercial aerospace and power generation markets.  This restructuring reserve provided for severance and other benefits associated with the termination of approximately 435 employees.  The tax-effected impact of these charges totaled $5.7 million, or $0.10 per share (diluted).

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

The restructuring reserve balances and associated activity for the nine months ended December 28, 2003, were as follows:

	Balance at 3/30/03	New charges	Cash payments	Non-cash adjustments	Balance at 12/28/03

Severance	$14.4	$8.5	$(19.5)	$0.9	$4.3
Other	5.3	—	(0.8)	0.1	4.6

	$19.7	$8.5	$(20.3)	$1.0	$8.9

Interest and Income Tax

Net interest expense for the nine months ended December 28, 2003 was $38.4 million, as compared with $43.0 million for the same period last year.  The lower expense is due to reduced debt levels and slightly lower interest rates compared to the same period last year.

The effective tax rate for the first nine months of fiscal 2004 was 35.7 percent, as compared with 36.5 percent for the nine months ended December 29, 2002.  The improvement was due to the impact of tax benefits from the non-recurring charge related to financing the SPS acquisition, as well as the favorable resolution of certain tax contingencies.

Discontinued Operations

Net loss from discontinued operations was $17.4 million in the first nine months of fiscal 2004 compared with $18.3 million in the same period last year.  In fiscal 2003, PCC incurred asset impairment and disposal charges associated with the closure or sale of certain businesses within its Industrial Products segment.  In the second quarter of fiscal 2003, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was being actively marketed for sale.  In addition, the Company sold its controlling interest in Design Technologies International to minority shareholders.  The closure and sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years.  In the third quarter of fiscal 2003, the Company completed the sale of the Eldorado gundrill tooling business.  In addition, PCC began actively marketing its STW business for sale as it was deemed to be a non-core business of PCC.  The Company was unable to secure a buyer for STW, and the business was closed in the fourth quarter of fiscal 2003.  In the second quarter of fiscal 2004, PCC incurred asset impairment and disposal charges associated with its decision to sell Newmans, a company in the Fluid Management Products segment.  Newmans, a valve distribution company, did not fit with PCC’s manufacturing-focused operations.  The Newman’s business was sold in the third quarter of fiscal 2004.  In addition, three businesses acquired in the SPS transaction — Magnetics, Mohawk, and Dacar — were classified as held for sale in the third quarter of fiscal 2004, and their results are included in discontinued operations.  These charges for discontinued operations totaled $0.31 per share (diluted) for the third quarter of fiscal 2004 and $0.35 per share (diluted) in the same quarter last year.

Results of Operations by Segment - Comparison Between Nine Months Ended December 28, 2003 and December 29, 2002

Investment Cast Products

Investment Cast Products’ sales decreased by 8.3 percent, from $813.3 million in the first nine months of fiscal 2003 to $746.0 million this year.  Operating income for the segment declined by 14.8 percent, from $161.1 million, or 19.8 percent of sales, a year ago to $137.2 million, or 18.4 percent of sales, in the first nine months of fiscal 2004.  The addition of the SPS Specialty Materials and Alloys Group contributed $6.6 million of sales and $0.9 million of operating income to the current year results.  The decrease in sales was primarily due to reduced demand from IGT customers and lower commercial jet engine sales as a result of continued weakness in the commercial aerospace and power generation markets, partially offset by increased demand from the military sector.  The operating income decline reflected the impact of price reductions, lower sales volume (excluding SMAG), higher costs for nickel and cobalt-based alloys, partially offset by operating improvements.

Forged Products

Forged Products’ sales were $366.9 million for the first nine months of fiscal 2004, a decrease of 14.5 percent, compared to sales of $429.1 million in the same period last year.  Operating income decreased 22.6 percent from $61.5 million, or 14.3 percent of sales, in the first nine months of fiscal 2003 to $47.6 million, or 13.0 percent of sales, this year.  The Forged Products segment was also negatively affected by lower demand for IGT products, as well as the reduction in commercial aircraft deliveries and the related drop in demand from jet engine customers.  Operating income was negatively impacted by the lower sales volume, higher costs for nickel-based metal alloys, and higher fixed costs attributable to a capital-intensive structure, coupled with the impact of inefficiencies principally at the Houston plant and increases in reserves for obsolete inventories and environmental matters.  Partially offsetting these negative items was a $6.8 million benefit received in the second quarter for settlement of an agreement between Wyman-Gordon and a metal supplier.

Fastener Products

The Fastener Products segment consists of most of SPS’s former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003.  The segment reported $30.3 million of sales with operating income of $1.4 million based on 19 days of activity in the third quarter.

Fluid Management Products

Fluid Management Products’ sales decreased from $235.0 million in the first nine months of fiscal 2003 to $228.9 million this year.  Operating income declined slightly from $23.8 million, or 10.1 percent of sales, last year to $23.4 million, or 10.2 percent of sales, in the first nine months of this fiscal year.  The sales decrease was primarily due to the continued downturn in the power generation market.  The decrease in operating income was principally due to the reduction in demand for higher margin power generation products, coupled with an increase in lower margin general industrial products.

Industrial Products

Industrial Products’ sales of $97.5 million for the first nine months of fiscal 2004 increased $4.2 million, or 4.5 percent, from $93.3 million in the comparable prior year period.  Operating income was $13.7 million, or 14.1 percent of sales, in the first nine months of fiscal 2004, $5.5 million higher than operating income of $8.2 million, or 8.8 percent of sales, in the same period last year.  The sales increase was primarily due to significant improvement in automotive sales to the European market, partially offset by continued weakness in the general industrial markets.  The operating margin improvements reflect higher margins and benefits received from new operations in Hungary and India, coupled with significant cost reductions throughout the entire segment.

Changes in Financial Condition and Liquidity

Total assets of $3,675.4 million at December 28, 2003 represented a $1,208.2 million increase from the $2,467.2 million balance at March 30, 2003.  The Company acquired $1,209.8 million of total assets in the SPS acquisition.  Total capitalization at December 28, 2003 was $2,759.5 million, consisting of $1,095.7 million of debt and $1,663.8 million of equity. The debt-to-capitalization ratio was 39.7 percent compared to 35.9 percent at September 28, 2003 and 39.5 percent at the end of fiscal 2003.

Cash requirements for the first nine months of fiscal 2004 included $280.9 million for the acquisition of SPS, $260.0 million for debt repayments, $41.9 million for increased working capital, $40.3 million for capital expenditures, $4.8 million for dividends and $39.2 million for other operating activities, including $45.0 million of voluntary pension contributions.  These requirements were principally funded from $500.0 million of borrowings under new credit facilities, $94.0 million of net income from continuing operations adjusted for $61.8 million of depreciation and amortization, $5.2 million of deferred taxes and $11.7 million of tax benefit from stock options exercised, $23.5 million of proceeds from the sales of discontinued operations and $37.0 million from the sale of common stock through stock option exercises.

During the third quarter of fiscal 2004, the Company entered into a five-year, $700.0 million bank credit facility to finance a portion of the acquisition of SPS Technologies, Inc. and to refinance the Company’s existing bank credit facility.  The new credit facility includes a $300.0 million term loan and a $400.0 million revolving loan.  At December 28, 2003, the term loan had outstanding borrowings of $300.0 million and there were no outstanding borrowings under the revolving loan.  Borrowings under the $700.0 million bank credit facility bear interest at LIBOR plus applicable spreads, which range from 1.0% to 2.5% depending on credit ratings received from Moody’s and S&P.  At December 28, 2003, the interest rate on borrowings under the facility was 2.44%.

In addition, borrowings during the third quarter of fiscal 2004 included $200.0 million of senior notes due December 15, 2013 with a coupon of 5.6% that were issued to finance a portion of the acquisition of SPS Technologies.  The Company also assumed the outstanding senior note obligations of SPS Technologies, which totaled $189.6 million as of December 28, 2003.  These senior notes have various maturities through August 2014.  The Company will recognize interest expense on these notes at an average annual rate of 4.0%.

During the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility.

Capital spending in the first nine months of fiscal 2004 principally provided for maintenance, expansion and cost reduction projects.  Capital spending for fiscal 2004 is expected to be higher than spending in fiscal 2003 due to the acquisition of SPS.  Fiscal 2004 projects provide for expansion into low-cost countries and projects necessary to reduce costs and maintain production throughout the Company.

Management believes that the Company can fund the requirements for capital spending, cash dividends and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity securities.

Forward-Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, automotive, fluid management, pulp and paper and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies; the cost of insurance and pension benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvement.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1                                 First Supplemental Indenture dated as of June 30, 2001 between Bank One Trust Company, N.A. (successor in interest to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003) (File number 333-109033)

4.2                                 Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein

4.3                                 Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein

4.4                                 Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.1)

4.5                                 Form of Notation of Guarantee relating to PCC’s 5.60% Senior Notes due 2013 (Incorporated herein by reference to Exhibit E to Exhibit 4.2)

4.6                                 Registration Rights Agreement dated as of December 9, 2003 among PCC, the guarantors named therein and the initial purchasers named therein

4.7                                 Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (certain schedules and exhibits have been omitted and will be furnished supplementally to the Commission upon request)

4.8                                 Form of Amended 1996 Series A Note (Incorporated herein by reference to Exhibit 1-A to Exhibit 4.7)

4.9                                 Form of Amended 1996 Series B Note (Incorporated herein by reference to Exhibit 1-B to Exhibit 4.7)

4.10                           Form of Amended 1999 Series A Note (Incorporated herein by reference to Exhibit 1-C to Exhibit 4.7)

4.11                           Form of Amended 1999 Series B Note (Incorporated herein by reference to Exhibit 1-D to Exhibit 4.7)

4.12                           Form of Amended 2000 Note (Incorporated herein by reference to Exhibit 1-E to Exhibit 4.7)

4.13                           Form of Guaranty Agreement relating to Amended and Restated Note Purchase Agreement dated as of December 9, 2003  (Incorporated herein by reference to Exhibit 2 to Exhibit 4.7)

4.14                           Voting Agreements, dated as of August 16, 2003, by and between PCC and each of Tinicum Investors, Eric M. Ruttenberg, RIT Capital Partners plc and Putnam L. Crafts, Jr. (Filed as exhibits 20 to 23 to Amendment No. 15 to Schedule 13D filed by Tinicum Enterprises, Inc., dated August 20, 2003 and incorporated herein by reference) (File number 5-04416)

10.1                           Precision Castparts Corp. Deferred Compensation Plan – 2003 Restatement

10.2                           Precision Castparts Corp. Non-Employee Directors’ Deferred Compensation Plan – 2003 Restatement

10.3                           Bank of America Credit Agreement dated as of December 9, 2003 among PCC, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Keybank National Association, Mizuho Corporate Bank, Ltd., PNC Bank, National Association and U.S. Bank National Association, as Syndication Agents, The Bank of Nova Scotia and Wachovia Bank, N.A., as Documentation Agents, and The Other Lenders Party Thereto (schedules and exhibits have been omitted and will be furnished supplementally to the Commission upon request)

10.4                           Guaranty Agreement relating to Bank of America Credit Agreement dated as of December 9, 2003

31.1                           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Current Report on Form 8-K dated November 14, 2003 (Items 5 and 7).

Current Report on Form 8-K dated November 19, 2003 (Items 5 and 7).

Current Report on Form 8-K dated November 26, 2003 (Items 5 and 7).

Current Report on Form 8-K dated December 2, 2003 (Items 5 and 7).

Current Report on Form 8-K dated December 5, 2003 (Items 5 and 7).

Current Report on Form 8-K dated December 10, 2003 (Items 5 and 7).

Current Report on Form 8-K dated December 23, 2003 (Items 2 and 7).

Current Report on Form 8-K dated January 15, 2004 (Item 12).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: February 11, 2004	/s/ W.D. Larsson
W.D. Larsson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)