Form 10-K
period 2004-03-28
PRECISION CASTPARTS CORP
filed 2004-06-14
CIK 79958

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 28, 2004
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 28, 2003, was $1,841,991,288.

As of the close of business on June 4, 2004, Registrant had 64,753,841 shares of Common Stock, without par value, outstanding.

Portions of the Registrant's Proxy Statement to be filed in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

Precision Castparts Corp. & Subsidiaries

PART I

ITEM 1. BUSINESS

    Precision Castparts Corp. ("PCC" or "the Company"), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings, and fasteners/fastener systems for critical aerospace and industrial gas turbine applications. The Company also provides: investment castings and forgings for general industrial, automotive, armament, medical and other applications; fasteners for automotive and general industrial markets; specialty alloys, waxes and metal processing solutions for the investment casting industry; highly engineered fluid-handling industrial pumps and valves for a wide variety of markets including aftermarket services; refiner plates, screen cylinders, refiner rebuilds and other products for the pulp and paper industry; metal-injection-molded and ThixoFormed™ parts for automotive and other markets; metal-matrix-composite components for the electronics, transportation and communications industries; and metalworking tools for the fastener market and other applications.

Products and Markets

    We manufacture complex metal components and products in five principal business segments: Investment Cast Products, Forged Products, Fastener Products, Fluid Management Products and Industrial Products. Each of these five business segments is described below.

Investment Cast Products

    Our Investment Cast Products segment includes our subsidiaries PCC Structurals and PCC Airfoils. These operations manufacture investment castings for aircraft engines, industrial gas turbine ("IGT") engines, airframes, medical prostheses and other industrial applications primarily in the aerospace and power generation markets. The segment also includes the Specialty Materials and Alloys Group ("SMAG") operations, which provides alloys and waxes to PCC's investment casting operations, as well as to other companies with investment casting operations. The Investment Cast Products segment accounted for approximately 48 percent of our sales in fiscal 2004.

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

    The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. Beginning in 1995, demand for aerospace investment castings strengthened, primarily due to increased demand from the commercial aerospace industry, which had been in a cyclical downturn since 1991. However, during fiscal 1999, demand decreased in the commercial aerospace market as worldwide aircraft production reached its peak. The decrease in demand was due in part to a decline in wide-body aircraft orders for the Asian market, where depressed economic conditions curbed spending for new aircraft. This decreased demand continued through fiscal 2000, but the market rebounded in fiscal 2001 due, in part, to increased demand for wide-body aircraft from Asian airlines and growing demand in the regional jet engine market. In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the terrorist attacks on September 11, 2001, air travel declined significantly, resulting in several large bankruptcies and poor financial conditions throughout the commercial airline industry. This situation has reduced demand for our commercial aerospace products, which has continued throughout fiscal 2004. Military production, however, has increased in the aftermath of September 11 and is helping to partially mitigate the weak market conditions in the commercial aerospace industry.

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

Precision Castparts Corp. & Subsidiaries

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

IGT Castings

    In fiscal 1994, we began to focus on the manufacture of investment castings for IGT engines. We targeted this market because (1) the performance and reliability standards we have developed in the manufacture of aerospace castings were applicable to the manufacture of IGT castings, (2) the worldwide market for IGT castings was large and growing, and (3) there were a small number of suppliers in this market. Due to recent contractual gains, our market share has increased significantly, and we believe we are the leading supplier of investment castings used in IGT engines. Despite this leadership position, our sales of IGT products have declined during fiscal 2004 due to poor economic conditions and falling demand for power generation capacity. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

    IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes manufactured by us for the aerospace market. Because of their size, IGT airfoils are generally more difficult to cast than smaller aerospace airfoils with the same properties.

    Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and usage rate of the installed base.

Precision Castparts Corp. & Subsidiaries

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

Specialty Materials and Alloys

    With the acquisition of SPS Technologies, we were able to realize valuable vertical integration opportunities, particularly in the area of the investment casting supply chain. SMAG provides alloys and waxes to the Company's investment casting operations, as well as to other companies with investment casting or other foundry operations. SMAG is comprised of Cannon Muskegon, M. Argüeso & Company, and Greenville Metals, Inc.

    Cannon Muskegon produces several patented and trademarked alloys formulated specifically for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. Cannon Muskegon supplies alloys to us, as well as other companies with investment casting operations. The alloys produced by Cannon Muskegon also serve such diverse markets as medical, recreational and general industrial.

    M. Argüeso & Company manufactures advanced technology investment casting wax blends for us and other companies with investment casting operations. In addition, Argüeso serves the machining industry with Rigidax® tooling compound, a patented product used to prevent part vibration or movement, to stabilize a part during a machining operation

    Greenville Metals, Inc. provides metallurgical process solutions and services worldwide for us and other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers and foundries, permanent magnet and powder metal manufacturers and other industries with special metallurgical requirements.

Forged Products

    We are among the leading manufacturers of forged products for the aerospace and power generation markets. Our Forged Products segment consists of the forging operations of Wyman-Gordon Company. Forged Products' aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales from manufacturers of landing gear and other airframe components. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. The Forged Products segment accounted for approximately 23 percent of our sales in fiscal 2004.

    We manufacture components from sophisticated titanium and nickel-based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wingspans, engine mounts, struts, wing hinges, wing and tail flaps and housings. These parts are made of titanium, steel or other alloys. We provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and industrial gas turbine engines, as well as shafts, cases and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

    Our forging business, which employs seven different manufacturing processes, involves heating titanium, steel or high-temperature nickel alloys, and then shaping them through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The seven manufacturing processes are summarized below:

  Open-Die Forging – In this process, the metal is pressed between dies that never completely surround the metal, thus allowing it to be observed during the process. This manufacturing method is used to create relatively simple, preliminary shapes to be processed further by closed-die forging.

  Closed-Die Forging – Closed-die forging involves pressing heated metal into required shapes and sizes determined by machined impressions in specially prepared dies that completely surround the metal. This process allows the metal to flow more easily within the die cavity and, thus, produces forgings with superior surface finish and tighter tolerances, with enhanced repeatability of the part shape.

  Hammer Forging – This form of closed-die forging uses multiple impact blows to shape a component between specially contoured dies. Forging hammers can be classified into two main types: single action and counterblow. Our counterblow hammers, which couple upper and lower ram movement to produce the impact forces required for large components, can offer improved near-net-shape capability compared to conventional press forging. Hammer forging is one of the oldest forging processes; however, computer-controlled technology has enabled the process to meet modern manufacturing requirements.

  Conventional/Multi-Ram – The closed-die, multi-ram process, which is employed on our 20,000 and 30,000 ton presses, enables us to produce complex forgings with multiple cavities, such as valve bodies, in a single heating and pressing cycle. Dies may be split on either a vertical or a horizontal plane, and shaped punches may be operated by side rams, piercing rams or both. This process also optimizes grain flow and uniformity of deformation and reduces machining requirements.

  Isothermal Forging – Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. Because the dies may oxidize at these elevated temperatures, this process is performed in a vacuum or inert gas atmosphere. Our isothermal press produces near-net shape components, requiring less machining by our customers.

  Extrusion – The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48

Precision Castparts Corp. & Subsidiaries

  inches and a wall thickness from 0.5 inches up to 7 inches for applications in the power generation and oil and gas industry, including tension leg platforms, riser systems and production manifolds. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered materials can be compacted and extruded into forging billets with this press, and more recently, we are using the press to convert nickel-based alloy ingots into billets.

  Ring rolling – Ring rolling begins by cutting a billet to length depending upon the volume of the finished ring, then heating the billet, typically to temperatures in excess of 3,000 degrees Fahrenheit, and using the open die forging process to produce a rough-ring shape, or preform, resembling a pancake. This "pancake" is then reheated and placed over a mandrel on the ring mill, which applies radial and axial pressure to the wall of the ring, causing it to grow in diameter. Different tooling shapes may be used at this point to create contour forged rings. At the completion of the rolling process, expanders are used to size the ring to its final dimensions.

    We believe that we are the world leader in producing forged rotating components for use in jet aircraft engines. These parts are forged from ingots, which are converted to billets in our cogging and extrusion presses and from metal powders (primarily nickel alloys) that are produced, consolidated and extruded into billets entirely in our own facilities.

The following table identifies major jet aircraft engine programs that incorporate investment castings and/or forgings produced by us.

Aircraft	GE	Pratt & Whitney	Rolls-Royce	Joint Ventures

Boeing
MD-90				V2525, V2528(2)
717			BR715
737-NG				CFM56-7(1)
747-400	CF6-80C2	PW4000, 4056	RB211-524G/H
757-200/300		PW2037, 2040, 2043	RB211-535E4
757-PF		PW2040, 2042, 2043
767-200/300/400 ER	CF6-80C2	PW4000, 4052,	RB211-524H
4056, 4060
777-200/300/X	GE90, GE90-115B	PW4084, 4090, 4098	Trent 800
C-17		F117
F-15	F110	F100
F-18	F404, F414

Airbus Industrie
A300-600/B2/B4	CF6-80C2	PW4158
A310-200/300	CF6-80C2	PW4152, 4156A
A318		PW6122, 6162		CFM56-5B8/9(1)
A319/A320/A321				CFM56-5A/B(1)
V2500, V2522,
V2524, V2527,
V2530, V2533(2)
A330-200/300	CF6-80E1	PW4168	Trent 768, 772B
A340-200/300				CFM56-5C(1)
A340-500/600			Trent 500, 553, 556
A380			Trent 900	GP7200(3)

Lockheed Martin
F-35	F136	F135
F-16	F110	F100
C-130			AE2100
F-22		F119

Bombardier
Global 5000			BR710
Global Express			BR710
CRJ200	CF34-3B/3B1
CRJ700	CF34-8C1
CRJ900	CF34-8C5

Embraer
ERJ-190	CF34-10E
ERJ-170	CF34-8E
ERJ-135/140/145			AE3007

(1) Represents engines of CFM International ("CFMI"), a joint venture of GE and Snecma, a major French aerospace company.

(2) Represents engines produced by International Aero Engines ("IAE"), a joint venture of Pratt & Whitney, Rolls-Royce, Motoren-und Turbinen-Union, FiatAvio and Japanese Aero Engine Corporation.

(3) Represents engines produced by the GE-P & W Engine Alliance, a joint venture between Pratt & Whitney and General Electric.

Precision Castparts Corp. & Subsidiaries

The following table identifies major industrial gas turbines that incorporate investment castings and/or forgings produced by us.

Market	GE	Siemens Westinghouse	Alstom	Rolls-Royce	Solar Turbine	P&W

60 Hz Domestic	7FA	V84.3A2, 501F	GT24
	7E	501D	GT11N2
	7FB	501G
7H

50 Hz International	9E		GT13E2
	9FA	V94.3A2, 701F	GT26
9H
9EC
9FB

50/60 Hz	6FA	V64.3A
International	6B	C251B	GT11N2
	6C		GT8C2
MS5002

Aero Derivative	LM2500			Industrial		PT8/GG8
Trent
	LM2500+,			WR21		FT8
LM5000,
LM6000
LM7000

Small IGT	PGT 5 Nuovo		Typhoon,	RT-62	Centaur,
	Pignone, PGT		Tornado,		Mars,
	10 Nuovo		Tempest,		Saturn,
	Pignone		Cyclone		Taurus,
Mercury,
Titan

Fastener Products

    With the acquisition of SPS Technologies, Inc., we have become a leading developer and manufacturer of highly engineered fasteners, fastener systems, and precision components, primarily for critical aerospace and automotive applications. More than 50 percent of Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to the same market forces as these other two segments. The balance of the segment's sales derives from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances, and recreation. The Fastener Products segment, which was only operated by us for 17 weeks during fiscal 2004, accounted for approximately 8 percent of our sales in fiscal 2004.

    Fastener manufacturing begins with wire or metal bar of various diameters, which is then cut into prescribed lengths and heat treated. The fastener blanks are then given specific head shapes and thread configurations by passing them through highly engineered tools.

    Our aerospace fasteners are manufactured from nickel and titanium alloys and are used on airframes, jet engines, aircraft wheels and brakes, and landing gear assemblies. They are found in such flight- and safety-critical areas as the wing-to-fuselage, the stabilizers-to-fuselage, and the engine-to-wing connections on an aircraft, and the airfoil-to-disc and disc-to-shaft connections on a jet engine. The product line includes a variety of bolts, nuts, plate nuts, inserts, washers, and other precision components. While the fasteners are produced to demanding customer designs, we continue to be active in developing several trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance, and/or lighter weight. These include MULTIPHASE® and AEREX® nickel-based alloys and the AERLITE™ family of titanium alloys.

    Our engineered fasteners, manufactured from a variety of steel, nickel, and titanium alloys, are used in automotive applications, including power trains; suspensions; steering, airbag, and seating systems; and chassis assemblies. These products have also penetrated other markets requiring proven strength, close dimensional tolerance, and high reliability, such as diesel, mining, construction, heavy truck and niche general industrial applications. We have developed a broad range of technically advanced proprietary products under the brand names of UNBRAKO®, FLEXLOC®, DURLOK® and DURLOK II®, TORX®, TRU-FLEX®, TAPTITE®, and MAThread™.

Fluid Management Products

    The Fluid Management Products segment includes all of the businesses within our subsidiary, PCC Flow Technologies. We entered the fluid management sector in fiscal 1997 with the acquisition of the NEWFLO Corporation. Subsequent acquisitions, which have included Crown Pumps, Baronshire Engineering, Environment/One, TBV, Sterom, Reiss Engineering, Valtaco, Technova, ConVey, Wouter Witzel, C.W. Valve Services and AOP Industries, have enabled PCC Flow Technologies to further expand its product lines and markets. The Fluid Management Products segment accounted for approximately 14 percent of our sales in fiscal 2004.

    We design, manufacture, market and service a broad range of high-quality, fluid-handling industrial valves and pumps. Our finished fluid management products are manufactured primarily from castings, forgings and fabricated steel parts. We sell these products worldwide under well-established brand names to a wide range of end-user markets.

Precision Castparts Corp. & Subsidiaries

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

Valves

    We manufacture and market specialty industrial and general purpose valves, fittings and flanges, principally for the chemical, refining, energy, pulp and paper and marine markets. Our valve products consist primarily of multi-turn industrial valves, check valves, quarter-turn industrial ball and plug valves, double- block-and-bleed valves, dual-expanding plug valves, four-way diverter valves and valve operators, stainless steel butterfly valves, double flanged and wafer butterfly valves, corrosion-resistant titanium ball valves and double-eccentric heavy-duty valves. Some of our valves are manufactured under contract by independent ISO 9000-qualified offshore suppliers to precise industry and end-user standards. The valve designs are developed and modified by our engineering staff for particular applications as determined by market conditions and end-user applications. We market our valve products under a number of brand names, including General Valve, PCC Ball Valves, TECHNO, TBV, Sterom, Reiss, Technova, ConVey, Wouter Witzel, AOP, Valtaco and C. W. We believe our General Valve positive shut-off, double-block-and-bleed valve and our Technocheck hinged check valves are among the most technologically advanced products of these types sold in the fluid control market.

Pumps

    We manufacture and market a complete line of general purpose and specialty pumps for power, cogeneration, geothermal, municipal, residential and industrial (including petroleum, chemical, mining, marine and pulp and paper) applications. We also supply repair parts and provide service for pumps. Our pump products consist primarily of single-suction and double-suction centrifugal pumps, submersible and non-clog pumps, booster pump systems, vertical turbine, mixed-flow and axial-flow pumps and grinder pumps. We are one of the few pump manufacturers that produce large vertical pumps greater than 36 inches in diameter. The capacities of certain of our pumps extend up to heads of 3,400 feet and flows up to 230,000 gallons per minute. We market our pump products under several brand names, including Johnston, PACO, Crown and E/One. We believe our Johnston vertical turbine pumps, our PACO booster systems and "Smart Pumps" and our E/One low-pressure sewer systems are among the leading products of these types sold in the fluid handling market.

Services

    We maintain a number of service and repair facilities as well as stocking warehouses in the U.S. and Canada, which provide aftermarket maintenance, repair, pre-sale modification services and inventory availability for our large installed base of fluid management products, as well as repair and replacement of other manufacturers' fluid management products. The market for replacement units, repair parts and repair services generally offers us higher margins and is less dependent on industry economic conditions than the market for equipment for new industrial facilities.

Industrial Products

    The Industrial Products segment includes our subsidiaries J&L Fiber Services, Advanced Forming Technology ("AFT") and the PCC Precision Tool Group ("PTG"). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection- molded, metal-matrix-composite and ThixoFormed™ components for numerous industrial applications. PTG manufactures a broad range of thread rolling dies, trimming dies, punches and pins, and steel and carbide forging tools for fastener production, principally for the automotive, aerospace and general industrial and other applications.    The Industrial Products segment accounted for approximately 7 percent of our sales in fiscal 2004.

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

Metal-Injection-Molded, Metal-Matrix-Composite and ThixoFormed™ Components

    We are the largest producer of powdered metal parts manufactured by the metal-injection-molding ("MIM") process. In addition, we manufacture advanced technology, lightweight, net-shape, metal-matrix-composite parts that are made by combining aluminum and silicon carbide ("AlSiC," a registered trademark of the Company) using a patented pressure-infiltration-casting process. We have also expanded into ThixoForming™, an advanced technology alternative to conventional die casting, in which materials such as magnesium are injected in a semi-solid (thixotropic) state into a mold under vacuum conditions. The result is a high-density, complex component with superior materials properties and precise dimensional tolerances as compared to a die-cast part. We believe these businesses have the potential for rapid growth and complement our core competencies in metals, precision metalworking and the management of complex manufacturing processes.

    The MIM process is particularly well-suited to high volume production of small, complicated metal parts for numerous

Precision Castparts Corp. & Subsidiaries

industries, including automotive, power tools, firearms, computer peripherals, medical instruments and electronics. Metal-matrix-composite parts, which have high thermal conductivity and tightly controlled thermal expansion characteristics, are used in electronic applications that require heat dissipation and are used in automotive, telecommunication, transportation, aerospace and computer products. ThixoFormed™ components are used in automotive, electronic and other consumer products. We believe our broad range of products and high standards of craftsmanship offer growth opportunities in numerous industry applications.

Metalworking Tools

    The Precision Tool Group, which is comprised of Reed-Rico®, Hi-Life Tools, Howell Penncraft and Forming Tool Management (FTM) business units, manufactures and supplies consumable, precision tools to worldwide markets. Our products encompass the complete range of tools required by fastener and special-formed parts manufacturers in the aerospace, automotive and general industrial sectors. Major products include thread-rolling dies, trimming dies, punches and pins, and steel and carbide forging tools. Our comprehensive range of tooling is manufactured in a variety of materials, heat treatment and surface treatment combinations to optimise tool life and "tool ownership" costs for our customers. Our tooling business includes product lines manufactured under the names Reed-Rico®, Astro Punch®, Howell Penncraft, Hi-Life Tools and Titan®.

Sales and Distribution

    We sell our complex metal components and products into five major market areas: aerospace, power generation, fluid management, automotive and general industrial and other. The percentage of sales to these markets is shown below for fiscal years 2004, 2003 and 2002.

    Our sales to the aerospace market of $1,184.5 million in fiscal 2004 increased 6.3 percent from $1,114.4 million in fiscal 2003. Sales to the aerospace market as a percentage of total net sales, however, remained flat at 54 percent.

    Our sales of investment castings products and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers. Our fastener products and fluid management products and services are sold by a direct sales and marketing staff and through a worldwide network of independent sales representatives and distributors. Industrial metalworking tools and machines and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.

Precision Castparts Corp. & Subsidiaries

Major Customers

    Sales to General Electric were 19.6 percent, 25.4 percent and 23.9 percent of total sales in fiscal 2004, 2003 and 2002, respectively, as follows:

	Fiscal
	2004	2003	2002

Investment Cast Products	$308.1	$357.6	$359.5
Forged Products	110.8	166.9	221.7
Fastener Products	5.0	–	–
Fluid Management Products	1.5	2.2	3.0
Industrial Products	–	–	–

	$425.4	$526.7	$584.2

    No other customer accounted for more than 10 percent of total sales, however; United Technologies and Rolls Royce are also considered our key customers and the loss of their business could have a material adverse effect on the Company's financial results.

Backlog

    The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $1,600.0 million as of March 28, 2004, $1,127.7 million as of March 30, 2003, and $1,548.2 million as of March 31, 2002. The majority of the backlog is for sales to aerospace customers in the Investment Cast Products and Forged Products segments. Approximately 80 percent of the Company's backlog is expected to be filled within the next fiscal year.

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

    In the Fastener Products segment, we compete with a large number of companies based primarily on technology, price, service, product quality and performance. We believe that we maintain our strong market position through our high-quality product performance and service to our customers.

    In the Fluid Management Products and Industrial Products segments, we compete with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

Research and Development

    We have departments involved in research and development at PCC Structurals, PCC Airfoils, SMAG, Wyman-Gordon, Fastener Products and PCC Flow Technologies, as well as within the Industrial Products segment. The research and development effort at these locations is directed at the technical aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $5.3 million in fiscal 2004, $5.0 million in fiscal 2003 and $6.5 million in fiscal 2002. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

    At March 28, 2004, we employed more than 15,700 people within our five segments, including 6,700 people in the Investment Cast Products segment, 1,800 people in the Forged Products segment, 3,800 people in the Fasteners segment, 2,000 people in the Fluid Management Products segment, 1,400 people in the Industrial Products segment. In addition, we employed 36 people in corporate functions and 917 in discontinued operations. Approximately 23 percent of these employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate two union contracts or collective bargaining agreements affecting less than 3 percent of the workforce during fiscal 2005. Management believes that labor relations in the Company have generally been satisfactory.

Precision Castparts Corp. & Subsidiaries

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

International Operations

    We purchase products from and supply products to businesses located outside the U.S. We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches. Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. Information with respect to sales and assets by geographic location is included in "Item 8. Notes to the Consolidated Financial Statements."

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

    Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. At March 28, 2004, we had accrued aggregate environmental reserves of $41.9 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters.

    The Company has been named as a potentially responsible party ("PRP") at sites identified by the Environmental Protection Agency ("EPA") and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes. Under CERCLA, and under similar state statutes, PRPs are jointly and severally liable, and therefore, the Company is potentially liable to the government or third parties for the full cost of remediating contamination at the Company's facilities or former facilities or at third-party sites where the Company has been designated a PRP. In the unlikely event that the Company is required to fully fund the remediation of a site, the statutory framework would allow the Company to pursue rights of contribution from other PRPs. The Company has been identified as a PRP at the following federally designated Superfund sites: Salco Disposal Site, Monroe, Michigan; MIG Landfill, Bevidere, Illinois; Lipari Landfill, Gloucester, New Jersey; Ogallala Site, Ogallala, Nebraska; DeRewal Chemical Company, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; PSC Resources, Palmer, Massachusetts; Pasco County Landfill, Pasco, Washington; and the Gemme/Fournier site; Leicester, Massachusetts and Peterson-Puritan site, Cumberland, Rhode Island.

    The Company has notified its insurers of potential environmental cleanup liabilities at various facilities, including the Superfund Sites identified above, and has asserted that it is entitled to recover its defense and indemnity costs incurred, and to be incurred, under certain historic insurance policies. During 2002, the Company settled its defense and indemnity claims with Wyman-Gordon's primary carrier. The Company continues to pursue claims against Wyman-Gordon's excess carriers. The Company has also asserted indemnity claims against third-parties for certain sites and we expect to recover a portion of our losses with respect to these sites.

    By letter dated March 11, 2004, the California Attorney General's Office informed the Company that it was pursuing an enforcement action on behalf of the California Department of Toxic Substances Control ("DTSC") for alleged violations of the California Hazardous Waste Control Law, the California Health and Safety Code, and the rules implementing those laws. DTSC identified the alleged violations during a December 2002 inspection of the Company's facility in Santa Ana, California. For the purpose of settlement discussions, DTSC has calculated a penalty of $517,560 for the alleged violations. Following the 2002

Precision Castparts Corp. & Subsidiaries

inspection, the Company implemented measures to achieve compliance with the matters identified by DTSC, and the Company communicated these efforts and the facility's compliance status through correspondence with the DTSC.

Forward-Looking Statements

    Information included within this Form 10K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, automotive and other general industrial cycles; the relative success of the Company's entry into new markets; competitive pricing; the financial viability of the Company's significant customers; the availability and cost of energy, materials and supplies; insurance and pension benefits; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvement. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information

    The Company's financial information (annual report, 10-K, 10-Q, proxy) filed with the Securities and Exchange Commission, as well as quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the code of ethics that applies to the Registrants' principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) may be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 2. PROPERTIES

    Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
	No. of Facilities
Division		Leased	Owned	Total

Executive & Corporate Offices
Domestic	1	22,284	–	22,284
Foreign	–	–	–	–
Investment Cast Products
Domestic	43	599,545	2,746,942	3,346,487
Foreign	6	156,000	372,960	528,960
Forged Products
Domestic	6	–	2,869,644	2,869,664
Foreign	8	259,800	686,256	946,056
Fastener Products
Domestic	17	879,055	1,481,256	2,360,311
Foreign	22	525,832	335,531	861,363
Fluid Management Products
Domestic	19	565,889	437,450	1,003,339
Foreign	13	135,485	604,411	739,896
Industrial Products
Domestic	11	305,725	607,050	912,775
Foreign	6	145,000	114,150	259,150
Discontinued Operations
Domestic	1	–	115,000	115,000
Foreign	–	–	–	–
Total Company
Domestic	98	2,372,498	8,257,362	10,629,860
Foreign	55	1,222,117	2,113,308	3,335,425

Total	153	3,594,615	10,370,670	13,965,285

    We continue to expand our manufacturing capacity to meet anticipated market demand for our products; see "Item 7. Management's Discussion and Analysis."

ITEM 3. LEGAL PROCEEDINGS

    For a description of claims relating to environmental matters, see "Item 1. Business–Environmental Compliance."

    Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will have no significant effect on our consolidated financial position, results of operations, cash flows or business.

    Like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and particulates, including asbestos, integrated into our premises and processes and certain historical products. The particulates at issue are no longer incorporated in any currently manufactured products and we have implemented safety protocols to reduce exposure to chemicals and remaining particulates in the workplace. To date, we have been dismissed from a number of these suits and have settled a number of others. Based on the information available to us as of the date of filing of this report, we believe, based on our review of the facts and the law, that the potential exposure from the resolution of any or all of these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

Precision Castparts Corp. & Subsidiaries

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT(a)

Name	Officer Since	Age	Position Held With the Registrant

Mark Donegan	(b) 1992	47	Chairman and Chief Executive Officer
William D. Larsson	(c) 1980	59	Senior Vice President and Chief Financial Officer
Peter G. Waite	(d) 1980	60	Executive Vice President and President–PCC Airfoils
Wayne F. Robbins	(e) 2002	53	Executive Vice President and President–PCC Flow Technologies
Gregory M. Delaney	(f) 1998	49	Executive Vice President
Steven G. Hackett	(g) 2004	47	Senior Vice President and President–Fastener Products Division
James E. Houlden	(h) 2002	51	Senior Vice President
Dennis L. Konkol	(i) 2004	45	Senior Vice President and President–Industrial Products Division
Roger A. Cooke	(j) 2000	56	Vice President–Regulatory and Legal Affairs and Secretary
Shawn R. Hagel	(k) 1997	39	Vice President, Corporate Controller and Assistant Secretary
Geoffrey A. Hawkes	(l) 1999	45	Vice President, Treasurer and Assistant Secretary
Mark R. Roskopf	(m) 1999	42	Vice President–Corporate Taxes and Assistant Secretary
Byron J. Gaddis	(n) 2000	47	Vice President and Chief Information Officer

(a)  The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.

(b)   Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President–Wyman-Gordon in 1999. Previously served as President–PCC Structurals.

(c)   Elected Vice President–Finance in 1980. Named Vice President and Chief Financial Officer in 1993. Elected Senior Vice President in 2000.

(d)  Elected Executive Vice President and President–PCC Airfoils in 1986.

(e)   Elected Executive Vice President and President–PCC Flow Technologies in 2002. Prior to joining PCC in 2001 as Vice President of Strategic Planning and Business Development–PCC Flow Technologies, he was President of DeZURIK, a subsidiary of SPX Corporation, which manufactures industrial control valves. Prior to 2000, he held the position of Vice President of Marketing and Research and Development for the same company.

(f)   Elected Executive Vice President and President–PCC Specialty Products in 1998. In 2002, his title was changed to Executive Vice President–Special Projects. Prior to joining PCC, he was President of Wiegand Industrial Division of Emerson Electric.

(g)   Elected Senior Vice President and President–Fastener Products Division in 2004. Previously, he was Vice President in charge of PCC Structurals' small structural business operations.

(h)  Named Senior Vice President–Technology and Value Creation, Wyman Gordon in 2004. Elected Senior Vice President in 2002. He has held various leadership positions since joining Wyman-Gordon.

(i)   Elected Senior Vice President and President–Industrial Products Division in 2004. He was named President of PCC's Industrial Products business in March 2003. Previously, he was President of J&L Fiber Services.

(j)   Elected Vice President–Regulatory and Legal Affairs and Secretary in 2000. Prior to joining PCC, he was Senior Vice President, Regulatory and Legal Affairs and Secretary at Fred Meyer, Inc.

(k)   Elected Corporate Controller and Assistant Secretary in 1997 and Vice President in 2000. Previously served as Corporate Financial Reporting Manager.

(l)   Elected Treasurer and Assistant Secretary in 1999 and Vice President in 2000. Prior to joining PCC, he was Director of Risk Management at Electronic Data Systems Corporation.

(m) Elected Director of Corporate Taxes and Assistant Secretary in 1999 and Vice President–Corporate Taxes in 2000. Prior to joining PCC, he was Director, International Tax at Case Corporation.

(n)  Elected Chief Information Officer and Vice President in 2000. Previously served as Director of Airframe Development and Research and Development at PCC Structurals.

Precision Castparts Corp. & Subsidiaries

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As of March 28, 2004, there were 5,429 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

Precision Castparts Corp. & Subsidiaries

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

(Unaudited) (In millions, except employee, shareholder and per share data)	2004	2003	2002	2001	2000

Net sales	$2,174.7	$2,076.6	$2,447.8	$2,220.4	$1,562.9
Net income:
Continuing operations	$135.5	$161.1	$81.7	$127.1	$86.6
Net income	$117.9	$124.3	$42.4	$124.9	$85.3
Net income excluding goodwill amortization	$117.9	$124.3	$69.3	$151.7	$103.0
Return on sales from continuing operations	6.2%	7.8%	3.3%	5.7%	5.5%
Return on beginning shareholders' investment	11.1%	13.1%	4.7%	16.1%	12.2%
Net income per common share (basic):
Continuing operations	$2.40	$3.07	$1.58	$2.54	$1.74
Net income	$2.09	$2.37	$0.82	$2.50	$1.74
Net income excluding goodwill amortization	$2.09	$2.37	$1.34	$3.03	$2.10
Net income per common share (diluted):
Continuing operations	$2.35	$3.04	$1.56	$2.50	$1.73
Net income	$2.05	$2.35	$0.81	$2.45	$1.73
Net income excluding goodwill amortization	$2.05	$2.35	$1.33	$2.98	$2.09
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Average shares of common stock outstanding	56.4	52.4	51.6	50.0	49.0
Working capital	$274.7	$161.1	$151.4	$199.6	$160.4
Total assets	$3,756.2	$2,467.2	$2,564.9	$2,572.9	$2,415.7
Total debt	$1,077.5	$692.1	$901.5	$1,052.7	$1,068.2
Total equity	$1,714.6	$1,061.7	$951.8	$901.8	$773.9
Total debt as a percent of total debt and equity	38.6%	39.5%	48.6%	53.9%	58.0%
Book value per share	$29.77	$20.03	$18.23	$17.58	$15.73
Capital expenditures	$65.5	$71.3	$125.3	$90.2	$49.3
Number of employees	16,672	11,866	13,813	14,288	13,090
Number of shareholders of record	5,429	5,685	6,143	5,691	3,868

Share and per share data for fiscal year 2000 have been restated for the effects of a two-for-one stock split in September 2000.

Precision Castparts Corp. & Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business overview

    Fiscal 2004 was another challenging, yet successful, year for Precision Castparts Corp. ("PCC" or "the Company"). During the past two years, the Company has faced significant challenges in its core Aerospace and Power Generation markets, where weak economic conditions have continued to reduce demand for products used in commercial aircraft and industrial gas turbines. PCC has responded to these declining market conditions by continuing to aggressively cut costs and improve operating performance. This focus on operational excellence has led to substantial share gains in PCC's core markets, and is generating strong operating margins despite declining leverage from the lower sales volume. In addition, the Company continues to consider acquisition and divestiture strategies designed to strengthen and build-upon PCC's core businesses, technologies and customer relationships. In December 2003, PCC acquired SPS Technologies, Inc. ("SPS"), a leading world-wide supplier of highly engineered fasteners and other metal products sold principally to the aerospace and automotive markets. This acquisition is an excellent fit with PCC, and it provides abundant opportunities for realization of value-added synergies and sales growth. Also in fiscal 2004, PCC continued to divest non-core businesses that did not fit the Company's strategy for long-term profitable growth, including three businesses that were part of the SPS organization. Overall, the Company is well positioned to achieve strong operating performance in fiscal 2005, and to leverage earnings as economic conditions in the Aerospace and Power Generation markets improve.

    Total sales for fiscal 2004 were $2,174.7 million, an increase of $98.1 million, or 5 percent from fiscal 2003 sales of $2,076.6 million. The addition of the SPS businesses for 17 weeks of the year contributed $231.0 million to the current year sales. Excluding SPS, the Company experienced a $132.9 million, or 6% decline in sales, principally affecting the Investment Cast Products and Forged Products segments due to weak demand from the Aerospace and Power Generation markets. Total Aerospace sales increased 6% compared to fiscal 2003 primarily due to the acquisition of SPS. As a percent of total sales, fiscal 2004 Aerospace sales remained flat at 54% compared to fiscal 2003. Power Generation sales dropped 25 percent from fiscal 2003 levels, and declined from 23 percent of total sales in fiscal 2003 to 16 percent of total sales in fiscal 2004. Sales to the Fluid Management market increased 9 percent from fiscal 2003, and increased from 12 percent of total sales in fiscal 2003 to 13 percent of total sales in fiscal 2004. Sales to the General Industrial and Other markets grew by 20 percent, and the Automotive market grew by over 300%, primarily due to the acquisition of SPS.

    Cost of goods sold was $1,679.1 million, or 77 percent of sales, in fiscal 2004 as compared to $1,586.7 million, or 76 percent of sales, in fiscal 2003. The slight increase in the percentage reflects the impact of declining leverage from lower sales volume, higher depreciation and pension expenses, increased raw material costs and higher costs associated with SPS, partially offset by strong performance improvements throughout the Company, most significantly within the Industrial Products segments.

    Selling and administrative expenses were $204.0 million, or 9 percent of sales, in fiscal 2004 compared to $180.1 million, or 9 percent of sales, in fiscal 2003. The flat year over year percentage was due to significant cost reductions throughout the Company, offset by the negative impact of the lower sales volume and the addition of SPS, which has a higher percentage of selling and administrative expenses compared to PCC's base businesses.

    Net income from continuing operations for fiscal 2004 was $135.5 million, or $2.35 per share (diluted), which included restructuring and asset impairment charges in the second and fourth quarters totaling $0.16 per share and other expense associated with financing the SPS acquisition of $0.12 per share. By comparison, net income from continuing operations for fiscal 2003 was $161.1 million, or $3.04 per share (diluted), which included restructuring charges in the second and fourth quarters totaling $0.28 per share, offset by benefits from insurance settlements in the second quarter of $0.17 per share and favorable tax settlements in the fourth quarter of $0.11 per share. Fiscal 2004 net income after discontinued operations was $117.9 million, or $2.05 per share (diluted), compared with $124.3 million, or $2.35 per share (diluted) in fiscal 2003.

Business acquisitions

    On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. The results of SPS' operations have been included in the consolidated financial statements since that date. The acquisition of SPS is expected to strengthen and build upon the Company's core businesses, technologies and customer relationships. In addition, SPS' complementary manufacturing processes provide the Company with opportunities to enhance efficiencies and reduce costs throughout SPS, resulting in anticipated improvements in operating margins. The aggregate purchase price was $728.8 million, which included $294.2 million of cash, PCC common stock valued at $425.1 million and $9.5 million of cash paid for transaction fees. In addition, SPS paid $39.3 million for change of control payments and transaction fees as of the close of the transaction. The value of the 9.3 million shares of PCC common stock issued in connection with the acquisition was determined based on the quoted market price of PCC's common stock on and around the date of the close of the transaction.

    SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial markets. SPS' former Specialty Materials and Alloys group operates as part of the Investment Cast Products segment. A new segment, Fastener Products, comprises most of SPS' former Aerospace Fasteners and Engineered Fasteners groups. SPS' former tool group operates as part of the Industrial Products segment. In addition, three former SPS businesses–Magnetics, Mohawk, and Dacar–were classified as held for sale in the third quarter, and their results are included in discontinued operations.

Discontinued operations

    In the second quarter of fiscal 2004, the Company incurred asset impairment and disposal charges associated with its decision to sell Newmans, a valve distribution company within the Fluid Management Products segment. It was determined that Newmans' distribution business did not fit with PCC's manufacturing-focused operations and was not performing to the Company's expectations. The Newmans business was sold in the third quarter of fiscal 2004.

    In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction–Magnetics, Mohawk, and Dacar–were classified as held for sale and their results were included in

Precision Castparts Corp. & Subsidiaries

discontinued operations. They were classified as discontinued operations because they were deemed to be non-core to the Company and do not meet PCC's long-term strategy. PCC is currently marketing the operations for sale.

    In fiscal 2003, PCC incurred charges associated with the closure or sale of certain businesses within its Fluid Management Products and Industrial Products segments. The PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was sold. In addition, the Company sold its controlling interest in Design Technologies International ("DTI") and certain intangible assets of Olofsson to minority shareholders of DTI. The closure or sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years. In addition, PCC closed STW Composites ("STW") as it was deemed to be a non-core business to PCC. PCC also entered into agreements to sell Barber Industries and Fastener Engineers & Lewis Machine ("FELM") and began actively marketing PCC Superior Fabrication for sale in the fourth quarter. Barber Industries and FELM were both sold during the first quarter and PCC Superior Fabrication was sold in the fourth quarter of fiscal 2004. These businesses did not fit with the Company's long-term strategy for profitable growth.

    Olofsson, Eldorado, DTI, STW, Superior Fabrication, FELM, Barber and Newmans each meet the criteria as a component of an entity under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, any operating results of these businesses are presented in the Company's Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.

    In addition, the Company recorded disposal expenses in fiscal 2004 and fiscal 2003 totaling $19.2 million and $42.4 million, respectively, related to the write-down of remaining inventory and property, plant and equipment to fair value less cost to sell, the write-down of accounts receivable and other current assets to net realizable value, and incremental costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.

Restructuring, asset impairment and other non-recurring charges

    The following table provides significant components of amounts recorded in the Consolidated Statements of Income related to the Company's restructuring and asset impairment charges:

Fiscal	2004	2003	2002

Provision for restructuring:
Severance	$9.7	$20.2	$11.1
Other	2.0	1.4	4.7
Impairment of long-lived assets	2.2	–	90.2

	$13.9	$21.6	$106.0

    The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

Fiscal	2004	2003	2002

Restructuring reserve at beginning of period	$19.7	$14.3	$5.8
Provision—continuing operations	11.7	21.6	15.8
Provision—discontinued operations	–	–	0.5
Utilization	(25.2)	(16.2)	(7.8)

Restructuring reserve at end of period	$6.2	$19.7	$14.3

    During fiscal 2004, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $13.9 million. The tax-effected impact of these charges was $9.2 million, or $0.16 per share (diluted). These charges are summarized below:

    The Company recorded $8.5 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions at PCC's investment castings operations in the United Kingdom and the Company's forging operations in the United Kingdom and Houston, Texas. The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products. The restructuring plans provided for termination of approximately 435 employees. The tax-effected impact of these charges totaled $5.7 million, or $0.10 per share (diluted).

    The Company recorded $3.2 million of restructuring charges in the fourth quarter of fiscal 2004 to provide for severance associated with the consolidation of the Reed-Rico thread-rolling facility in Holden, Massachusetts, into the newly acquired SPS thread-rolling operations in Shannon, Ireland, further consolidation of the European valve production operations within the Fluid Management Products segment and severance associated with headcount reductions at certain domestic operations within the Fluid Management Products segment. The restructuring plans called for termination of approximately 250 employees through the second quarter of fiscal 2005. The tax-effected impact of these charges totaled $2.1 million, or $0.04 per share (diluted).

    In conjunction with the consolidation of the Reed-Rico and SPS thread-rolling operations, redundant equipment at Reed-Rico was written down to net realizable value, resulting in an impairment charge of $2.2 million. The tax-effected impact of these charges totaled $1.4 million, or $0.02 per share (diluted).

    Taking into consideration the current uncertainties in the markets served by the Company, PCC continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions. Based on the Company's most recent assessment, there are no current plans to restructure operations in fiscal 2005.

Other expense (income)

    Other expense of $11.2 million was recorded in the third quarter of fiscal 2004 to reflect the write-off of unamortized bank fees ($2.8 million) from early termination of bank credit facilities and the termination of an interest rate swap ($8.4 million) associated with debt refinancing, both in connection with the SPS acquisition.

Outlook

    The Company expects that Aerospace sales will improve slightly in fiscal 2005 principally due to increased deliveries of commercial aircraft and higher sales of aftermarket spares. The Power

Precision Castparts Corp. & Subsidiaries

Generation market will continue to decline in fiscal 2005 due to lower sales of industrial gas turbine components in North America, partially offset by the impact of higher demand in Asia, market share gains, requirements for IGT spares, and higher sales of seamless pipe. Other markets served by the Company are expected to be relatively flat, or slightly improved from fiscal 2004. Overall sales are expected to grow by approximately 20-25 percent from fiscal 2004, primarily due to a full year of results from the SPS acquisition. Excluding the sales contributed by SPS, sales will be up slightly year-over-year. Operating margins in the Company's base businesses are expected to have modest improvement over fiscal 2004 levels due to the benefit of restructuring activities taken during the past year, coupled with continued cost take-outs throughout the Company and the slightly higher sales levels. Operating margins at SPS are also expected to improve due to continued realization of synergies.

Financial results by segment

    PCC has organized the Company's business segments along its five major product lines and reports financial results in the following five segments: Investment Cast Products, Forged Products, Fastener Products, Fluid Management Products and Industrial Products. Operating income amounts discussed below exclude restructuring and asset impairment charges.

    To facilitate comparisons with fiscal 2003, the following segment operating income amounts reported for fiscal 2002 have been adjusted to account for the impact of SFAS No. 142 "Goodwill and Other Intangible Assets."

	Fiscal 2002
	As Reported	Goodwill Amortization	Adjusted

Segment operating income
Investment Cast Products	$248.5	$3.3	$251.8
Forged Products	116.7	12.3	129.0
Fluid Management Products	17.0	7.9	24.9
Industrial Products	2.1	4.0	6.1
Corporate expense	(32.5)	–	(32.5)

Operating income	$351.8	$27.5	$379.3

Investment Cast Products

    The Investment Cast Products segment includes PCC Structurals, PCC Airfoils, and the newly acquired SPS Specialty Materials and Alloys Group ("SMAG"). These businesses manufacture investment castings, or provide materials and alloys, for aircraft engines, industrial gas turbine (IGT) engines, airframes, armaments, medical prostheses and other industrial applications.

Fiscal 2004 compared with fiscal 2003

    Investment Cast Products reported fiscal 2004 sales of $1,042.8 million and operating income of $190.4 million, or 18 percent of sales. Fiscal 2004 sales decreased 3 percent from the prior year's $1,071.3 million, and operating income decreased by 10 percent over the prior year's $210.7 million, or 20 percent of sales. The addition of SPS' SMAG businesses in December 2003 contributed $40.4 million of sales and $6.4 million of operating income, or 16 percent of sales, to fiscal 2004 results. The overall sales decline compared to fiscal 2003 was due to continued weakness in both the Aerospace and Power Generation markets, combined with the impact of price reductions. Despite the sales decline and higher raw material costs compared to fiscal 2003, the Investment Cast Products segment was able to achieve solid operating margins due to continued aggressive cost takeout throughout its operations and improvements in manufacturing performance.

    The Investment Cast Products segment anticipates higher sales associated with the Aerospace market, partially offset by continued declines in the Power Generation market in fiscal 2005. Operating margins are expected to improve in fiscal 2005 as a result of leverage from the higher sales volume and continued improvements in operating efficiency.

Fiscal 2003 compared with fiscal 2002

    Investment Cast Products reported fiscal 2003 sales of $1,071.3 million and operating income of $210.7 million, or 20 percent of sales. Fiscal 2003 sales decreased 20 percent from the prior year's $1,332.0 million, and operating income decreased by 16 percent over the prior year's $251.8 million, or 19 percent of sales. The sales decline was due to weakness in both the Aerospace and Power Generation markets, combined with the impact of price reductions. Despite the significant decline, the Investment Cast Products segment was able to improve operating margins year over year due to cost takeouts throughout its operations.

Forged Products

    The Forged Products segment consists of the forging operations of Wyman-Gordon. Forged Products' sales to the Aerospace and Power Generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe and other products for the oil and gas industry.

Fiscal 2004 compared with fiscal 2003

    Forged Products reported sales of $502.4 million for fiscal 2004, a decrease of $64.5 million, with operating income of $64.7 million, or 13 percent of sales, a decrease of $16.8 million from the fiscal 2003 level of $81.5 million, or 14 percent of sales. The sales decline was due to reduced demand for commercial aerospace products as well as products for the Power Generation market, partially offset by increased demand for military aerospace products. Operating margins within this segment are significantly impacted by the deleveraging effect of the sales decline due to the capital-intensive nature of the forging business. Higher raw material costs, which represents a significant percentage of overall costs, as well as price concessions, also reduced operating margins. Cost reductions and benefits from settlement of a supply agreement between Wyman-Gordon and Timet helped to partially offset the impact of these items.

    Sales in fiscal 2005 within this segment are expected to benefit from the recovering Aerospace market and anticipated growth in extruded pipe sales, partially offset by continued weakness in the industrial gas turbine market. Operating income will benefit from the slightly higher sales and continued improvements in operating efficiency.

Fiscal 2003 compared with fiscal 2002

    Forged Products reported sales of $566.9 million for fiscal 2003, a decrease of $131.0 million, with operating income of $81.5 million, or 14 percent of sales, a decrease of $47.5 million from the fiscal 2002 level of $129.0 million, or 18 percent of sales. The sales decline was due to reduced demand for commercial

Precision Castparts Corp. & Subsidiaries

aerospace products as well as products for the Power Generation market, partially offset by military aerospace sales. The operating margins were impacted by the deleveraging effect of the sales decline in this capital-intensive segment. Cost reductions, market share gains and improved value stream management have helped to mitigate the impact of the lower sales volume.

Fastener Products

    The Fastener Products segment includes most of SPS' former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

Fiscal 2004 compared with fiscal 2003

    The Fastener Products segment recorded sales of $181.3 million of sales and operating income of $13.5 million, or 7 percent of sales, for the year, which included approximately 17 weeks of activity since PCC acquired SPS on December 9, 2003. Since its acquisition, the Fastener Products segment has rapidly achieved cost reductions and synergies, while also increasing market share in airframe and aircraft engine sectors and opening-up share gain opportunities with major automotive customers.

    The Fastener Products segment will continue to benefit from additional opportunities for cost reductions and synergies in fiscal 2005 and beyond.

Fiscal 2003 compared with fiscal 2002

    The Fastener Products segment was not part of the Company in fiscal 2003 or 2002.

Fluid Management Products

    The Fluid Management Products segment includes all of the businesses of PCC Flow Technologies. The businesses that comprise this segment manufacture an extensive range of fluid management products under various brand names, which include PACO, Johnston and Crown pumps for water and wastewater treatment, new construction, energy, and other applications; E/One grinder pumps for low-pressure sewer systems; and General Valve, TBV, TECHNO, PCC Ball Valves, Sterom, AOP, Baronshire, Valtaco, Reiss, Technova, Wouter Witzel, CW and ConVey valves for oil and gas, fuel distribution, food processing, severe services and other applications.

Fiscal 2004 compared with fiscal 2003

    Fiscal 2004 sales for Fluid Management Products were $308.7 million, as compared to $310.9 million in fiscal 2003, a decrease of 1 percent. The segment's operating income decreased from $32.5 million, or 10 percent of sales, in fiscal 2003 to $31.0 million, or 10 percent of sales, in fiscal 2004. The slight decline in sales was due to lower sales in the Power Generation market and oil and gas sectors, partially offset by higher sales in the municipal and chemical processing sectors. Operating margins were flat despite the lower sales volume as a result of lower costs from offshore production and additional purchasing leverage, coupled with an improved cost structure resulting from restructuring efforts completed during fiscal 2003 and 2004.

    Overall, the Fluid Management Products segment is expected to benefit from an increased backlog and modest revenue growth in fiscal 2005. Operating margins are expected to improve slightly as the year progresses due to the higher volume and the impact of low cost manufacturing facilities in China and Romania. With an improved cost structure, the segment is positioned to penetrate new and existing markets.

Fiscal 2003 compared with fiscal 2002

    Fiscal 2003 sales for Fluid Management Products were $310.9 million, as compared to $298.7 million in fiscal 2002, an increase of 4 percent. The segment's operating income increased from $16.1 million, or 5 percent of sales, in fiscal 2002 to $32.5 million, or 10 percent of sales, in fiscal 2003. The sales improvement was due to higher sales in the oil and gas and municipal sectors, partially offset by lower sales in the power generation and chemical sectors. Operating margins improved due to the higher sales volume, coupled with increased offshore production, additional purchasing leverage and manufacturing efficiencies.

Industrial Products

    The Industrial Products segment includes J&L Fiber Services, Advanced Forming Technology (AFT) and the Precision Tool Group. J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-molded, metal-matrix-composite, and ThixoFormed™ components for numerous industrial applications. The PCC Precision Tool Group, which consists of Reed-Rico and the SPS tool group, manufactures a broad range of cold-forming header and threader tools and dies.

Fiscal 2004 compared with fiscal 2003

    The Industrial Products segment's sales increased by 9 percent, from $127.5 million in fiscal 2003 to $139.5 million in fiscal 2004, and its operating income increased from $13.0 million, or 10 percent of sales, to $18.9 million, or 14 percent of sales. The increase in sales was due to the addition of SPS' tool group, which contributed $9.4 million of sales, as well as improved market conditions in the automotive sector and additional market penetration by the base businesses. Operating margins benefited from the higher volume, coupled with new product introductions, increased productivity and successful ramp-up of production at low-cost manufacturing facilities in Hungary and India, partially offset by the impact of adding SPS businesses, which have lower margins.

    In fiscal 2005, the Industrial Products segment should continue to benefit from the consolidation of Reed-Rico and the SPS tooling businesses, which will increase PCC's worldwide share of the fastener tooling market. Operating margins are expected to increase as a result of improved cost structures and leverage from higher volume.

Fiscal 2003 compared with fiscal 2002

    The Industrial Products segment's sales increased by 7 percent, from $119.2 million in fiscal 2002 to $127.5 million in fiscal 2003, and its operating income increased from $6.1 million, or 5 percent of sales, to $13.0 million, or 10 percent of sales. The increase in sales was due to improved market conditions in the general industrial market and increased market share in the electronics and pulp and paper sectors. Operating margins benefited from the higher volume, coupled with increased productivity and successful start-up of new low cost manufacturing facilities in Hungary and India.

Precision Castparts Corp. & Subsidiaries

Interest and taxes

    Net interest expense in fiscal 2004 was $54.1 million, as compared with $56.4 million in fiscal 2003. The lower interest expense resulted from lower debt levels and lower effective borrowing rates during fiscal 2004.

    The effective tax rate for the year was 36 percent, compared with 34 percent in the prior year. The fiscal 2003 rate included $5.7 million of favorable tax settlements, decreasing the effective tax rate by 3 percentage points. The fiscal 2004 rate benefited from the impact of non-recurring charges related to financing the SPS acquisition, as well as the favorable resolution of certain tax contingencies.

Liquidity and capital resources

    Total assets of $3,756.2 million at March 28, 2004, represented a $1,289.0 million increase from the $2,467.2 million balance at March 30, 2003, primarily due to the acquisition of SPS, which added $1,227.4 million of assets. Total capitalization at March 28, 2004, was $2,792.4 million, consisting of $1,077.5 million of debt and $1,714.6 million of equity. The debt-to-capital ratio decreased from 39.5% at the end of fiscal 2003 to 38.6% at March 28, 2004.

    Cash requirements for the year included $280.9 million for the acquisition of SPS, $95.1 million of pension contributions ($79.0 million were voluntary), $65.5 million for capital expenditures, $25.5 million for increased working capital, $8.4 million of swap termination fees and $11.2 million of loan fees, and $6.4 million for dividends. These requirements were funded by $135.5 million of net income from continuing operations adjusted for $88.2 million of depreciation and amortization, $37.6 million of deferred income taxes and $2.2 million of asset impairment charges, $59.5 million from the sale of common stock through ESPP purchases and stock option exercises, $25.1 million of proceeds from the sale of Barber, FELM, Newmans and PCC Superior Fabrication, $9.9 million from discontinued operations and $15.7 million from other activities. The shortfall was funded by $170.9 million of net borrowings, which resulted in an ending cash balance at March 28, 2004 of $80.3 million, up $51.6 million from the fiscal 2003 ending balance.

    Capital spending of $65.5 million in fiscal 2004 principally provided for maintenance, expansion and cost reduction projects. Fiscal 2005's capital spending, which is expected to be higher than spending in fiscal 2004, principally provides for additional capital expenditures associated with SPS, coupled with projects to reduce costs, maintain production and provide for improved safety throughout the company.

    Management believes that the Company can fund requirements for working capital, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

Contractual obligations and commercial commitments

    The Company is obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents the significant contractual cash obligations of PCC as of March 28, 2004 (in millions):

Contractual Cash Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$1,061.5	$238.5	$98.6	$98.5	$248.8	$79.0	$298.1
Operating leases	114.0	22.7	19.9	15.7	12.2	9.8	33.7

	$1,175.5	$261.2	$118.5	$114.2	$261.0	$88.8	$331.8

Critical accounting policies

    The Company has identified the policies below as critical to PCC's business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on PCC's business operations are discussed throughout the Management's Discussion and Analysis where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other significant accounting policies, see the Notes to the Consolidated Financial Statements of this Annual Report. Note that the preparation of this Annual Report requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue recognition

    The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectibility is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, are recognized as services are performed.

Accounts receivable reserve

    The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where PCC is aware of a customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount the Company reasonably expects will be collected. In addition, the Company records reserves for bad debts based on estimates developed by using standard quantitative measures based on historical write-offs and current economic conditions. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although the Company considers these balances adequate and proper, changes in economic conditions in the markets in which the Company operates could have a material effect on the required reserve balances.

Precision Castparts Corp. & Subsidiaries

Valuation of inventories

    All inventories are stated at the lower of the cost to purchase or manufacture the inventory or the current estimated market value of the inventory. Cost for work in process and metal inventories at a significant number of the Company's operations is determined on a last-in, first-out ("LIFO") basis. The average inventory cost method is utilized for most other inventories. The Company regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Therefore, although management makes every effort to ensure the accuracy of forecast demand, any significant unanticipated changes in demand could have a significant impact on the value of PCC's inventories and reported operating results.

Goodwill and acquired intangibles

    From time to time, the Company acquires businesses in purchase transactions that typically result in the recognition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and possible impairment charges. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements.

Recently issued accounting standards

    In December 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46R, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN No. 46R requires identification of the Company's participation in variable interest entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN No. 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46R also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. This interpretation applies immediately to VIE created or in which a company obtains an interest after January 31, 2003. For interests in VIE acquired before February 1, 2003, FIN No. 46R applies in the first interim period beginning after June 15, 2003. The adoption of FIN No. 46R did not have a material impact on the Company's financial position or results of operations.

    On April 30, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the guidance on (1) derivative instruments (including derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

    On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity's own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this statement did not impact the Company's results of operations or financial position.

    In December 2003, the FASB released revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. The Company has adopted the disclosure requirements of SFAS No. 132 in its fiscal 2004 financial statements. See the pension and other postretirement benefit plans footnote.

    In December 2003, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which rescinded accounting guidance contained in SAB 101, "Revenue Recognition in Financial Statements," and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers." The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies.

Forward-looking statements

    Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, automotive and other general industrial cycles; the relative success of the Company's entry into new markets; competitive pricing; the financial viability of the Company's significant customers; the availability and cost of energy, materials, supplies, and insurance; the cost of pension benefits; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired

Precision Castparts Corp. & Subsidiaries

businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to the "Summary of Significant Accounting Policies," "Fair Value of Financial Instruments" and "Financing Arrangements" sections in "Item 8. Notes to the Consolidated Financial Statements."

Interest Rate Risk

    The Company has variable rate debt obligations that expose the Company to interest rate risk. During the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility. If market rates had averaged 10 percent higher than actual levels in either fiscal 2004 or fiscal 2003, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swap contracts and interest rate cap, would not have been material.

Foreign Currency Risk

    The majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the "Summary of Significant Accounting Policies" note, the Company had foreign currency hedges in place at March 28, 2004 and March 30, 2003 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 2004 or fiscal 2003.

Material Cost Risk

    As discussed in the "Summary of Significant Accounting Policies" note, the Company had entered into long-term supply agreements to fix the purchase price of strategic raw materials at March 28, 2004 and March 30, 2003. In addition, PCC had escalation clauses related to raw material pricing in certain of the Company's contracts at March 28, 2004 and March 30, 2003. If market rates had averaged 10 percent higher than actual levels in either fiscal 2004 or 2003, the effect on the Company's cost of sales and net earnings, after considering the effects of these agreements and contracts, would not have been material.

Precision Castparts Corp. & Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	March 28, 2004	March 30, 2003	March 31, 2002

Net sales	$2,174.7	$2,076.6	$2,447.8
Cost of goods sold	1,679.1	1,586.7	1,897.5
Selling and administrative expenses	204.0	180.1	199.4
Provision for restructuring	11.7	21.6	15.8
Impairment of long-lived assets	2.2	–	90.2
Other expense (income)	11.2	(14.5)	–
Interest expense, net	54.1	56.4	66.1

Income before income tax and minority interest	212.4	246.3	178.8
Income tax expense	75.8	84.4	97.1
Minority interest	(1.1)	(0.8)	–

Net income from continuing operations	135.5	161.1	81.7
Net loss from discontinued operations	17.6	36.8	39.3

Net income	$117.9	$124.3	$42.4

Net income per share from continuing operations (basic)	$2.40	$3.07	$1.58
Net loss per share from discontinued operations (basic)	0.31	0.70	0.76

Net income per share (basic)	$2.09	$2.37	$0.82

Net income per share from continuing operations (diluted)	$2.35	$3.04	$1.56
Net loss per share from discontinued operations (diluted)	0.30	0.69	0.75

Net income per share (diluted)	$2.05	$2.35	$0.81

See Notes to Consolidated Financial Statements.

Precision Castparts Corp. & Subsidiaries

Consolidated Balance Sheets

(In millions, except share data)	March 28, 2004	March 30, 2003

Assets
Current assets:
Cash and cash equivalents	$80.3	$28.7
Receivables, net of reserves of $9.2 in 2004 and $4.1 in 2003	429.8	322.3
Inventories	536.8	326.2
Prepaid expenses	17.9	13.9
Income tax receivable	29.0	22.4
Deferred income taxes	56.5	38.4
Discontinued operations	37.2	34.0

Total current assets	1,187.5	785.9

Property, plant and equipment:
Land	31.2	20.3
Buildings and improvements	247.0	183.3
Machinery and equipment	982.8	775.5
Construction in progress	47.4	45.7

	1,308.4	1,024.8
Accumulated depreciation	(551.0)	(462.7)

Net property, plant and equipment	757.4	562.1

Goodwill	1,620.6	981.2
Acquired intangible assets	13.9	8.3
Deferred income taxes	23.3	27.8
Other assets	90.0	82.0
Discontinued operations	63.5	19.9

	$3,756.2	$2,467.2

Liabilities and Shareholders' Investment
Current liabilities:
Short-term borrowings	$14.8	$79.7
Long-term debt currently due	238.5	80.1
Accounts payable	289.4	216.1
Accrued liabilities	301.5	228.5
Income taxes payable	35.4	13.9
Discontinued operations	33.2	6.5

Total current liabilities	912.8	624.8

Long-term debt	823.0	530.5
Pension and other postretirement benefit obligations	237.4	210.1
Other long-term liabilities	56.7	38.5
Discontinued operations	11.7	1.6
Commitments and contingencies	–	–
Shareholders' investment:
Common stock, $1 stated value, authorized–300,000,000 shares; issued and outstanding 2004–64,695,009 and 2003–52,758,407 shares	64.7	52.8
Paid-in capital	717.7	228.9
Retained earnings	961.2	849.7
Accumulated other comprehensive loss:
Foreign currency translation	48.4	(2.2)
Derivatives qualifying as hedges	(0.1)	(8.9)
Minimum pension liability	(77.3)	(58.6)

Total shareholders' investment	1,714.6	1,061.7

	$3,756.2	$2,467.2

See Notes to Consolidated Financial Statements.

Precision Castparts Corp. & Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	March 28, 2004	March 30, 2003	March 31, 2002

Operating Activities
Net income from continuing operations	$135.5	$161.1	$81.7
Adjustments to reconcile net income from continuing operations to net cash provided by operations activities:
Depreciation and amortization	88.2	82.1	97.4
Deferred income taxes	21.5	38.1	(13.9)
Tax benefit from stock option exercises	16.1	1.3	2.5
Write-down of long-lived assets	2.2	–	90.2
Changes in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	13.8	7.7	38.9
Inventories	(55.1)	39.7	(37.6)
Other current assets	(5.3)	(14.0)	(6.0)
Payables, accruals and current taxes	21.1	(54.8)	51.6
Retirement benefit obligations	(58.5)	(15.7)	14.8
Other non-current assets and liabilities	(22.6)	(5.4)	(8.8)

Net cash provided by operating activities	156.9	240.1	310.8

Investing Activities
Acquisitions of businesses	(280.9)	–	(47.6)
Capital expenditures	(65.5)	(69.9)	(123.7)
Dispositions of businesses and other	32.1	7.2	4.4

Net cash used by investing activities	(314.3)	(62.7)	(166.9)

Financing Activities
Issuance of long-term debt	500.0	–	212.6
Repayment of long-term debt	(262.4)	(132.5)	(363.5)
Net (decrease) increase in short-term borrowings	(66.7)	(73.5)	0.1
Common stock issued	59.5	13.4	15.5
Cash dividends	(6.4)	(6.3)	(6.2)
Other	(26.2)	10.1	(2.2)

Net cash provided (used) by financing activities	197.8	(188.8)	(143.7)

Effect of exchange rate changes on cash and cash equivalents	1.3	3.2	(1.7)
Net cash (used) provided by discontinued operations	9.9	(1.2)	(0.5)

Net increase (decrease) in cash and cash equivalents	51.6	(9.4)	(2.0)
Cash and cash equivalents at beginning of year	28.7	38.1	40.1

Cash and cash equivalents at end of year	$80.3	$28.7	$38.1

Supplemental Disclosures
Cash paid during the year for:
Interest	$51.4	$51.9	$69.5
Income taxes, net of refunds received	$18.8	$81.9	$74.3
Non-cash investing and financing activity:
Common stock issued for business acquisition	$425.1	$–	$6.1
Debt assumed in connection with business acquisition	$206.1	$–	$–

See Notes to Consolidated Financial Statements.

Precision Castparts Corp. & Subsidiaries

Consolidated Statements of Shareholders' Investment

	Common Stock Outstanding
					Accumulated Other Comprehensive Loss	Total Comprehensive Income
			Paid-in Capital	Retained Earnings
(In millions)	Shares	Amount

Balance at April 1, 2001	51.3	$51.3	$191.6	$695.5	$(36.6)	$97.7

Common stock issued pursuant to stock plans	0.7	0.7	17.3	–	–
Common stock issued for business acquisition	0.2	0.2	5.9	–	–
Cash dividends ($0.12 per share)	–	–	–	(6.2)	–
Net income	–	–	–	42.4	–	42.4
Translation adjustments	–	–	–	–	(1.4)	(1.4)
Gains (losses) on derivatives:
Cumulative accounting changes, net of $3.0 tax	–	–	–	–	(4.9)	(4.9)
Periodic revaluations, net of $4.1 tax	–	–	–	–	(6.7)	(6.7)
Realized in income, net of $3.4 tax	–	–	–	–	5.5	5.5
Minimum pension liability, net of $1.8 tax	–	–	–	–	(2.8)	(2.8)

Balance at March 31, 2002	52.2	52.2	214.8	731.7	(46.9)	$32.1

Common stock issued pursuant to stock plans	0.6	0.6	14.1	–	–
Cash dividends ($0.12 per share)	–	–	–	(6.3)	–
Net income	–	–	–	124.3	–	$124.3
Translation adjustments	–	–	–	–	35.8	35.8
Gains (losses) on derivatives:
Periodic revaluations, net of $6.3 tax	–	–	–	–	(10.3)	(10.3)
Realized in income, net of $4.5 tax	–	–	–	–	7.5	7.5
Minimum pension liability, net of $31.4 tax	–	–	–	–	(55.8)	(55.8)

Balance at March 30, 2003	52.8	52.8	228.9	849.7	(69.7)	$101.5

Common stock issued pursuant to stock plans	2.6	2.6	73.0	–	–
Common stock issued for business acquisition	9.3	9.3	415.8	–	–
Cash dividends ($0.12 per share)	–	–	–	(6.4)	–
Net income	–	–	–	117.9	–	$117.9
Translation adjustments	–	–	–	–	50.6	50.6
Gains (losses) on derivatives:
Periodic revaluations, net of $0.4 tax	–	–	–	–	(0.6)	(0.6)
Realized in income, net of $5.8 tax	–	–	–	–	9.4	9.4
Minimum pension liability, net of $9.1 tax	–	–	–	–	(18.7)	(18.7)

Balance at March 28, 2004	64.7	$64.7	$717.7	$961.2	$(29.0)	$158.6

See Notes to Consolidated Financial Statements.

Precision Castparts Corp. & Subsidiaries

NOTES TO CONSOLIDATED STATEMENTS

(In millions, except option share and per share data)

Summary of significant accounting policies

Principles of consolidation

    The consolidated financial statements include the accounts of Precision Castparts Corp. ("PCC" or "the Company") and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Unless otherwise noted, disclosures herein pertain to the Company's continuing operations. PCC's fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported shareholders' investment or net income.

Cash and cash equivalents

    Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost.

Inventories

    All inventories are stated at the lower of cost or current market values. Cost for work in process and metal inventories at a significant number of the Company's operations is determined on a last-in, first-out ("LIFO") basis. The average inventory cost method is utilized for most other inventories. Costs utilized for inventory valuation purposes include labor, material and manufacturing overhead.

Property, plant and equipment

    Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line or declining balance method based on the estimated service lives of the assets. Estimated service lives are 20-30 years for buildings and improvements, 5-15 years for machinery and equipment and 3-5 years for computer hardware and software. Depreciation expense was $85.0 million, $79.0 million and $66.9 million in fiscal 2004, 2003 and 2002, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material. Expenditures for maintenance, repairs and minor improvements are charged to expense as incurred.

Goodwill and acquired intangibles

    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses and has been amortized using the straight-line method generally over 40 years for all acquisitions completed prior to June 30, 2001. Goodwill amortization is recorded in cost of sales. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations initiated after June 30, 2001. In accordance with these standards, goodwill and other intangible assets deemed to have indefinite lives are no longer subject to amortization. Goodwill and intangible assets are tested for impairment each fiscal year in the second quarter using the guidance and criteria described in the standard. This testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is required to be reduced to fair value.

    Acquired intangibles with finite lives are amortized using the straight-line method and include the following: territory access rights, 30 years; patents, 1-15 years; proprietary technology, 15 years; customer base, 5-15 years; non-compete agreements, 3-6 years; tradenames, 15 years; and long-term customer agreements, 1-2 years.

Long-lived assets

    Effective April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets deemed held for sale are stated at the lower of cost or fair value. Long-lived assets held for use are subject to an impairment assessment upon certain triggering events. If the carrying value is no longer recoverable based upon the undiscounted future cash flows, an impairment is recorded for the difference between the carrying amount and the fair value of the asset.

Revenue recognition

    The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectibility is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, are recognized as services are performed.

Environmental costs

    The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Total environmental reserves accrued at March 28, 2004 and March 30, 2003 were $41.9 million and $32.4 million, respectively. The amounts accrued relate to estimated liabilities at multiple locations, with the most significant potential liability associated with the Wyman-Gordon facility in North Grafton, Massachusetts.

Foreign currency translation

    Assets and liabilities of the Company's foreign affiliates, other than those located in highly inflationary countries, are translated at current exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of shareholders' investment, except for those associated with highly inflationary countries, which are reported directly in the Consolidated Statements of Income.

    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than

Precision Castparts Corp. & Subsidiaries

the functional currency, except those transactions that have been designated as hedges of identifiable foreign currency commitments or investment positions, are included in the results of operations as incurred. Transaction gains and losses had no material impact on the Company's results of operations.

Financial instruments

    The Company's financial instruments include cash and cash equivalents, accounts receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term bank debt approximate fair value. Fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

    At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of natural gas and strategic raw materials. The Company has controls in place that limit the use of derivative financial instruments and ensure that all such transactions receive appropriate management attention.

    The Company accounts for derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' investment (as a component of accumulated other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 in the first quarter of fiscal 2002 resulted in an unrecognized loss of $4.9 million, net of tax, as a cumulative effect adjustment of accumulated other comprehensive income.

    Other immaterial instruments in place at year end included hedges to cover exposures related to foreign currencies in certain of the Company's facilities. At March 28, 2004, and March 30, 2003, there was no material off-balance-sheet risk from financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Stock-based compensation

    The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options are granted with exercise prices equal to the market value of the underlying common stock on the grant dates. The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense based on the fair value of the stock options granted at the grant dates as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation."

	2004	2003	2002

Net income as reported	$117.9	$124.3	$42.4
Stock-based compensation, net of tax, included in net income as reported	–	1.1	–
Stock-based compensation, net of tax, as determined under fair value based method for all awards	(7.5)	(8.9)	(7.0)

Pro forma net income	$110.4	$116.5	$35.4

Net income per share–basic:
Reported	$2.09	$2.37	$0.82
Pro forma	$1.96	$2.22	$0.69

Net income per share–diluted:
Reported	$2.05	$2.35	$0.81
Pro forma	$1.92	$2.21	$0.68

Earnings per share

    Earnings per share is computed in accordance with SFAS No.128, "Earnings Per Share."

Use of estimates

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

Recently issued accounting standards

    In December 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46R, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN No. 46R requires identification of the Company's participation in variable interest entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN No. 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46R also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. This interpretation applies immediately to VIE created or in which a company obtains an interest after January 31, 2003. For interests in VIE acquired before February 1, 2003, FIN No. 46R applies in the first interim period beginning after June 15, 2003. The adoption of FIN No. 46R did not have a material impact on the Company's financial position or results of operations.

    On April 30, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the guidance on (1) derivative instruments (including derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of

Precision Castparts Corp. & Subsidiaries

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

    On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity's own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this statement did not impact the Company's results of operations or financial position.

    In December 2003, the FASB released revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standards replaces existing pension disclosure requirements. The Company has adopted the disclosure requirements of SFAS No. 132 in its fiscal 2004 financial statements. See the pension and other postretirement benefit plans footnote.

    In December 2003, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which rescinded accounting guidance contained in SAB 101, "Revenue Recognition in Financial Statements," and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers." The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies.

Business acquisitions

    The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates. Pursuant to SFAS No. 142, goodwill acquired after June 30, 2001, which includes the Company's acquisitions in the third and fourth quarters of fiscal 2002 and the third quarter of fiscal 2004, is not amortized. With the exception of SPS, the impact of these acquisitions was not material to the Company's results of operations. Consequently, pro forma information is not presented for any other acquisition during the periods presented.

Fiscal 2004

    On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. ("SPS"). The results of SPS's operations have been included in the consolidated financial statements since that date. The acquisition of SPS is expected to strengthen and build upon the Company's core businesses, technologies and customer relationships. In addition, SPS's complementary manufacturing processes provide the Company with opportunities to enhance efficiencies and reduce costs throughout SPS, resulting in anticipated improvements in operating margins. The aggregate purchase price was $728.8 million, which included $294.2 million of cash, PCC common stock valued at $425.1 million, and $9.5 million of cash paid for transaction fees. In addition, SPS paid $39.3 million for change of control payments and transaction fees as of the close of the transaction. The value of the 9.3 million shares of PCC common stock issued was determined based on the quoted market price of PCC's common stock on and around the date of the close of the transaction.

    SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial markets. SPS's former Specialty Materials and Alloys group operates as part of the Investment Cast Products segment. A new segment, Fastener Products, comprises most of SPS's former Aerospace Fasteners and Engineered Fasteners groups. SPS's former tool group operates as part of the Industrial Products segment. In addition, three former SPS businesses–Magnetics, Mohawk, and Dacar–were classified as held for sale in the third quarter, and their results are included in discontinued operations.

    The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. PCC is in the process of finalizing the allocation of the purchase price as of March 28, 2004; thus, the allocation is subject to refinement.

December 9, 2003

Current assets	$356.3
Property, plant and equipment	220.6
Goodwill	637.3
Acquired intangible assets	6.3
Other assets	20.0

Total assets acquired	1,240.5

Notes payable and current portion long-term debt	19.4
Other current liabilities	187.2
Long-term debt	186.7
Other long-term liabilities	118.4

Total liabilities assumed	511.7

Net assets acquired	$728.8

Precision Castparts Corp. & Subsidiaries

    The $6.3 million of acquired intangible assets includes the following:

	Amount	Weighted- Average Useful Life

Patents	$3.0	8.0 years
Proprietary Technology	2.3	15.0 years
Tradenames	0.8	15.0 years
Long-term customer agreements	0.2	1.8 years

	$6.3

    The $637.3 million of goodwill was assigned to the Company's segments as follows:

Investment Cast Products	$169.2
Fastener Products	422.4
Industrial Products	22.3
Businesses held for sale	23.4

$637.3

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

Fiscal	2004	2003

Net sales	$2,673.1	$2,775.2
Net income	$123.8	$135.2
Net income per share–basic	$1.97	$2.19
Net income per share–diluted	$1.93	$2.17

Fiscal 2002

    In fiscal 2002, PCC acquired the following five entities for a total cost of $54.0 million, of which $47.9 million was paid in cash and $6.1 million was paid in 176,505 shares of PCC common stock based on the market value of the stock at the date of acquisition. Goodwill recognized in these transactions totaled $27.2 million, which is not expected to be deductible for tax purposes. Goodwill was assigned to the Investment Cast Products, Forged Products, Fluid Management Products and Industrial Products segments in the amounts of $0.8 million, $17.6 million, $6.7 million, and $2.1 million, respectively.

    In the first quarter, the Company increased its ownership interest in Design Technologies International ("DTI") from 33 percent to 70 percent for $0.3 million. DTI, which is located in Poland, was operated as part of the Industrial Products segment. The purchase generated $2.1 million of goodwill. PCC sold its controlling interest in DTI in fiscal 2003 and reclassified its operating results to discontinued operations for all periods presented.

    In the third quarter, the Company acquired American Oilfield Products ("AOP") located in Moore, Oklahoma. AOP manufactures floating and trunnion mounted ball valves and is operated as part of the Fluid Management Products segment. The purchase price of $13.9 million generated $6.5 million of goodwill.

    In the fourth quarter, the Company increased its ownership interest in Western Australian Specialty Alloys Pty Ltd ("WASA") from 25 percent to 100 percent for $27.6 million in cash and 176,505 shares of PCC common stock with a market value of $6.1 million at the date of acquisition. WASA, located in Perth, Australia, produces casting and forging alloys for aircraft engine and industrial gas turbine manufacturers and is operated as part of the Forged Products segment. The purchase generated $17.6 million of goodwill.

    Also during the fourth quarter, PCC acquired Lake Erie Design, a manufacturer of ceramic cores for aerospace and industrial gas turbines and other precision casting applications that are utilized in the Investment Cast Products segment. The purchase price of $5.2 million generated $0.8 million of goodwill.

    Also during the fourth quarter, PCC acquired CW Valve Services. CW Valve Services, located in Houston, Texas, repairs and remanufactures valves for the Fluid Management Products segment. The purchase price of $0.9 million generated $0.2 million of goodwill. Intangible assets acquired were valued at $0.4 million and included a customer base and non-compete agreements.

Discontinued operations

    In the second quarter of fiscal 2004, the Company incurred asset impairment and disposal charges associated with its decision to sell Newmans, a valve distribution company within the Fluid Management Products segment. It was determined that Newmans' distribution business did not fit with PCC's manufacturing-focused operations and was not performing to the Company's expectations. The Newmans business was sold in the third quarter of fiscal 2004.

    In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction–Magnetics, Mohawk, and Dacar–were classified as held for sale and their results were included in discontinued operations. They were classified as discontinued operations because they were deemed to be non-core to the Company. PCC is currently marketing the operations for sale.

    In fiscal 2003, PCC incurred charges associated with the closure or sale of certain businesses within its Fluid Management Products and Industrial Products segments. The PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was sold. In addition, the Company sold its controlling interest in Design Technologies International ("DTI") and certain intangible assets of Olofsson to minority shareholders of DTI. The closure or sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years. In addition, PCC closed STW Composites ("STW") as it was deemed to be a non-core business to PCC. PCC also entered into agreements to sell Barber Industries and Fastener Engineers & Lewis Machine ("FELM") and began actively marketing PCC Superior Fabrication for sale in the fourth quarter. Barber Industries and FELM were both sold during the first quarter and PCC Superior Fabrication was sold in the fourth quarter of fiscal 2004. The performance of these businesses was not consistent with the Company's long-term strategy for profitable growth.

    Olofsson, Eldorado, DTI, STW, Superior Fabrication, FELM, Barber and Newmans each meet the criteria as a component of an entity under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, any operating results of these businesses are presented in the Company's Consolidated

Precision Castparts Corp. & Subsidiaries

Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

Fiscal	2004	2003	2002

Net sales	$57.5	$75.7	$109.6
Cost of goods sold	49.8	64.2	89.8
Selling and administrative expenses	14.0	18.7	24.1
Provision for restructuring	–	–	0.5
Impairment of assets	–	–	38.9
Interest expense	–	0.1	0.1

Net loss from operations before income taxes	6.3	7.3	43.8
Income tax benefit	(1.9)	(2.7)	(4.5)

Net loss from operations	4.4	4.6	39.3
Disposal expense, net	13.2	32.2	–

Net loss from discontinued operations, net	$17.6	$36.8	$39.3

    In addition, the Company recorded disposal expenses in fiscal 2004 and fiscal 2003 totaling $19.2 million and $42.4 million, respectively, related to the write-down of remaining inventory and property, plant and equipment to fair value less cost to sell, the write-down of account receivable and other current assets to net realizable value, and incremental costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.

    Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	March 28, 2004	March 30, 2003

Assets of discontinued operations
Current assets	$37.2	$34.0
Net property, plant and equipment	39.8	17.1
Other assets	23.7	2.8

	$100.7	$53.9

Liabilities of discontinued operations
Short-term borrowings	$0.9	$–
Long-term debt currently due	0.1	0.2
Other current liabilities	32.2	6.3
Long-term debt	0.2	1.6
Other liabilities	11.5	–

	$44.9	$8.1

Other business dispositions

Fiscal 2002

    During the third quarter of fiscal 2002, the Company sold the machinery, inventory, receivables and customer lists of the Carmet Company for $5.6 million. Carmet Company had operated within the Investment Cast Products segment. An impairment charge of $19.7 million was recorded in the second quarter of fiscal 2002, concurrent with management's decision to dispose of the business.

Restructuring, asset impairment and other non-recurring charges

    The following table provides significant components of amounts recorded in the Consolidated Statements of Income related to the Company's restructuring and asset impairment charges.

Fiscal	2004	2003	2002

Provision for restructuring:
Severance	$9.7	$20.2	$11.1
Other	2.0	1.4	4.7
Impairment of long-lived assets	2.2	–	90.2

	$13.9	$21.6	$106.0

    The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

Fiscal	2004	2003	2002

Restructuring reserve at beginning of period	$19.7	$14.3	$5.8
Provision–continuing operations	11.7	21.6	15.8
Provision–discontinued operations	–	–	0.5
Utilization	(25.2)	(16.2)	(7.8)

Restructuring reserve at end of period	$6.2	$19.7	$14.3

Fiscal 2004

    During fiscal 2004, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $13.9 million. These charges are summarized below:

    The Company recorded $8.5 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions at PCC's investment castings operations in the United Kingdom and the Company's forging operations in the United Kingdom and Houston, Texas. The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products. The restructuring plans provided for termination of approximately 435 employees.

    The Company recorded $3.2 million of restructuring charges in the fourth quarter of fiscal 2004 to provide for severance associated with the consolidation of the Reed-Rico thread-rolling facility in Holden, Massachusetts, into the newly acquired SPS thread-rolling operations in Shannon, Ireland, further consolidation of the European valve production operations within the Fluid Management Products segment, and severance associated with headcount reductions at certain domestic operations within the Fluid Management Products segment. The restructuring plans called for termination of approximately 250 employees through the second quarter of fiscal 2005.

    In conjunction with the consolidation of the Reed-Rico and SPS thread-rolling operations, equipment at Reed-Rico was written down to net realizable value, resulting in an impairment charge of $2.2 million.

Fiscal 2003

    During the second and fourth quarters of fiscal 2003, PCC recorded provisions for restructuring totaling $21.6 million.

    In the second quarter of fiscal 2003, PCC established an $11.0 million reserve pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both commercial aerospace and power generation markets, coupled with softness in the general industrial markets. The reserve consisted of $10.2 million for employee severance and $0.8 million for other exit costs, including leasehold termination payments and other contractual obligations resulting from the restructuring activities. These restructuring plans provided for terminations through the first quarter of fiscal 2004 of approximately 970 employees.

Precision Castparts Corp. & Subsidiaries

    In the fourth quarter of fiscal 2003, PCC established a $10.6 million reserve for employee severances of $10.0 million and other costs of $0.6 million associated with the continued downsizing of operations, principally in Europe. Termination of 671 employees is provided for under this plan.

Fiscal 2002

    During the second and third quarters of fiscal 2002, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $106.1 million.

    During the second quarter of fiscal 2002, PCC established a reserve totaling $5.4 million pursuant to restructuring plans to consolidate European valve production operations within the Fluid Management Products segment and downsize operations within the Industrial Products Segment. The reserve consisted of $1.9 million for employee severance and $3.5 million for other exit costs, including incremental costs and contractual obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of the restructuring plans. These restructuring plans resulted in the termination of approximately 92 employees.

    Charges totaling $32.4 million were taken in the second quarter of fiscal 2002 for impairment of long-lived assets. A $19.7 million charge provided for the write-down of the assets of an unprofitable business to net realizable value less exit costs. The business manufactured carbide products for various industrial markets and was included in the Investment Cast Products segment. Net realizable value was based on estimates of proceeds upon sale or collection of the assets. Substantially all of the assets were sold in the third quarter of fiscal 2002. The second quarter impairment charge also included $10.5 million for the write-off of a long-term note receivable, included in other assets, from a previously owned company that declared bankruptcy. Fixed asset costs of $2.2 million were also included in the impairment charge primarily for write-off of fixed assets associated with the restructuring of European operations within the Fluid Management Products segment.

    During the third quarter of fiscal 2002, PCC established a reserve of $10.5 million for employee severance ($9.3 million) and other exit costs ($1.2 million) associated with downsizings within the Investment Cast Products and Forged Products segments due to expected declines in commercial aerospace sales, continued downsizing of operations within the Industrial Products Segment and consolidation of European valve production operations within the Fluid Management Products segment. The other exit costs included lease termination costs resulting from the restructuring plans. The restructuring plan resulted in the terminations of approximately 850 employees, or 6 percent of the Company's workforce.

    Also during the third quarter of fiscal 2002, the Company incurred charges for impairment of long-lived assets totaling $57.8 million. This charge consisted of $50.2 million for goodwill impairment and $5.4 million for impairment of property, plant and equipment at PCC Specialty Products, which had experienced substantial declines in sales and operating cash flow within its threading tool and punch component businesses as a result of downturns in the machine tool and automotive markets. Given the significant changes in business conditions, PCC performed an evaluation of the recoverability of the long-lived assets of these businesses and determined that the estimated future undiscounted cash flows of the assets were insufficient to recover their related carrying values. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," an impairment charge was recorded to reduce the carrying amount of the assets to fair value based on the estimated present value of expected future cash flows of the businesses. Also included in the asset impairment charge were the write-downs of fixed assets associated with the quarter's restructuring activity, which totaled $2.2 million.

Other expense (income)

Fiscal 2004

    Other expense of $11.2 million was recorded in the third quarter of fiscal 2004 to reflect the write-off of unamortized bank fees ($2.8 million) from early termination of bank credit facilities and the termination of an interest rate swap ($8.4 million) associated with debt refinancing, both in connection with the SPS acquisition.

Fiscal 2003

    Other income of $14.5 million was recorded in the second quarter of fiscal 2003 as a result of two insurance settlements. The first settlement of $13.6 million related to environmental issues for which a reserve had been established previously at Wyman-Gordon. The second settlement of $0.9 million resulted from a judgment on a claim related to Wyman-Gordon's benefit plans.

Fair value of financial instruments

    Cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings are reflected in the financial statements at cost, which equals fair value because of the short-term maturity of these instruments.

    The fair value of long-term debt was estimated using the Company's year-end incremental borrowing rate for similar types of borrowing arrangements. The amounts reported in the consolidated balance sheets for long-term debt approximate fair value. The fair value of the interest rate swap underlying the term loan was a liability of $17.9 million at March 30, 2003.

Concentration of credit risk

    Approximately 54 percent of PCC's business activity in fiscal year 2004 was with companies in the aerospace industry, and 20 percent of total sales were to General Electric. Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables. The Company has long-standing relationships with its aerospace customers and management considers the credit risk to be low.

Inventories

    Inventories consisted of the following:

	March 28, 2004	March 30, 2003

Finished goods	$158.2	$51.7
Work-in-process	198.9	152.0
Raw materials and supplies	152.0	101.8

	509.1	305.5
LIFO provision	27.7	20.7

	$536.8	$326.2

    Approximately 59 percent and 48 percent of total inventories were valued on a LIFO basis at March 28, 2004 and March 30, 2003, respectively.

Precision Castparts Corp. & Subsidiaries

Goodwill and acquired intangibles

    Effective April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach that must be completed at least annually. The Company completed its transitional goodwill assessment test during the second quarter of fiscal 2002 and incurred no transitional impairment charge as a result of adopting the new provisions.

    The following table presents a reconciliation of reported net income and net income per share to adjusted net income and net income per share, as if SFAS No. 142 had been in effect:

	2004	2003	2002

Net income:
Reported	$117.9	$124.3	$42.4
Add back:
Goodwill amortization, net of tax	–	–	26.2
Goodwill amortization in discontinued operations, net of tax	–	–	0.7

Pro forma net income	$117.9	$124.3	$69.3

Net income per share–basic:
Reported	$2.09	$2.37	$0.82
Add back:
Goodwill amortization, net of tax	–	–	0.51
Goodwill amortization in discontinued operations, net of tax	–	–	0.01

Pro forma net income	$2.09	$2.37	$1.34

Net income per share–diluted:
Reported	$2.05	$2.35	$0.81
Add back:
Goodwill amortization, net of tax	–	–	0.50
Goodwill amortization in discontinued operations, net of tax	–	–	0.02

Pro forma net income	$2.05	$2.35	$1.33

    The changes in the carrying amount of goodwill by reportable segment for the fiscal year ended March 28, 2004, were as follows:

	March 30, 2003	Acquired	Currency translation and other	Discontinued operations	March 28, 2004

Investment Cast Products	$124.4	$169.2	$4.8	$–	$298.4
Forged Products	493.2	–	19.5	–	512.7
Fastener Products	–	422.4	1.6	–	424.0
Fluid Management Products	272.2	–	1.5	(1.9)	271.8
Industrial Products	91.4	22.3	–	–	113.7

Total	$981.2	$613.9	$27.4	$(1.9)	$1,620.6

    During fiscal 2002, the Company acquired $0.4 million of intangible assets with the acquisition of CW Valve Services and $9.5 million through the purchases of territory access rights and a product line. With the Company's decision to sell its Superior Fabrication business in fiscal 2003, $1.0 million of intangible assets associated with the previous acquisition of a product line were written off. During fiscal 2004, the Company acquired $6.3 million of intangible assets with the acquisition of SPS. The gross carrying amount of the Company's acquired intangible assets was as follows:

	March 28, 2004		March 30, 2003
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization

Territory access rights	$5.8	$0.4	$5.8	$0.2
Patents	3.0	0.2	–	–
Proprietary technology	2.3	0.1	–	–
Customer base	1.6	0.2	1.6	0.1
Non-compete agreements	1.5	0.5	1.5	0.3
Tradenames	0.8	–	–	–
Long-term customer agreements	0.2	–	–	–

	$15.2	$1.4	$8.9	$0.6

    Amortization expense for acquired intangible assets in fiscal 2004 was $0.8 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2005	$1.5
2006	$1.2
2007	$1.1
2008	$1.1
2009	$0.7

Accrued liabilities

    Accrued liabilities consisted of the following:

	March 28, 2004	March 30, 2003

Salaries and wages payable	$99.3	$82.0
Other accrued liabilities	202.2	146.5

	$301.5	$228.5

Financing arrangements

    Long-term debt is summarized as follows:

	March 28, 2004	March 30, 2003

5.60% Notes due fiscal 2014	$200.0	$–
8.75% Notes due fiscal 2005	200.0	200.0
6.75% Notes due fiscal 2008	150.0	150.0
Term Loan, 2.4% at March 28, 2004, payable quarterly from fiscal 2005 through fiscal 2009	300.0	–
Term Loan, 2.9% at March 28, 2004	10.0	–
Term Loan, 6.9% at March 30, 2003,	–	260.0
Senior Notes payable annually through fiscal 2015	186.9	–
Other	14.6	0.6

	1,061.5	610.6
Less: Long-term debt currently due	238.5	80.1

	$823.0	$530.5

Precision Castparts Corp. & Subsidiaries

    Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt

2005	$238.5
2006	$98.6
2007	$98.5
2008	$248.8
2009	$79.0

    During the third quarter of fiscal 2004, the Company entered into a five-year, $700.0 million bank credit facility ("Credit Facility") to finance a portion of the acquisition of SPS Technologies, Inc. and to refinance the Company's existing bank credit facility. The new credit facility includes a $300.0 million term loan and a $400.0 million revolving loan. At March 28, 2004, the term loan had outstanding borrowings of $300.0 million and there were no outstanding borrowings under the revolving loan. Borrowings under the $700.0 million bank credit facility bear interest at LIBOR plus applicable spreads, which range from 1.0% to 2.5% depending on credit ratings received from Moody's and S&P. At March 28, 2004, the interest rate on borrowings under the facility was 2.4%.

    In addition, borrowings at March 28, 2004 include $200.0 million of Senior Notes due December 15, 2013 with a coupon of 5.6% that were issued to finance a portion of the acquisition of SPS Technologies. The Company also assumed the outstanding senior note obligations of SPS Technologies, which totaled $186.9 million as of March 28, 2004. These senior notes have various maturities through August 2014. The Company will recognize interest expense on these notes at an average annual rate of 4.1%.

    Also during the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility.

    Also available to the Company is a 364-day Credit and Security Agreement ("Receivable Facility"), under which allowable borrowings are a function of the level of eligible trade accounts receivable, which cannot exceed $150.0 million. No amounts were outstanding under the Receivable Facility at March 28, 2004 or March 30, 2003.

    The Credit Facility contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The Notes and Senior Notes also contain various standard financial covenants. The Company's debt agreements also contain cross default provisions. At March 28, 2004, the Company was in compliance with all restrictive provisions of its loan agreements.

Income taxes

    Income from continuing operations before provision for income taxes and minority interest was:

Fiscal	2004	2003	2002

Domestic	$224.2	$259.1	$175.1
Foreign	(11.8)	(12.8)	3.7

Total pretax income	$212.4	$246.3	$178.8

    The provision for income taxes consisted of the following:

Fiscal	2004	2003	2002

Current taxes:
Federal	$30.9	$55.8	$90.7
Foreign	4.9	(1.1)	5.7
State	4.3	7.8	14.6

	40.1	62.5	111.0
Change in deferred income taxes	35.7	21.9	(13.9)

Provision for income taxes	$75.8	$84.4	$97.1

    United States income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so. Accordingly, the Company believes that any United States tax on repatriated earnings would be substantially offset by foreign tax credits. As of March 28, 2004, undistributed earnings of international subsidiaries were $221.7 million.

    Certain acquisitions yielded nondeductible goodwill, which is reflected in the tax rate reconciliation below, and the tax impact of purchase accounting adjustments is reflected in deferred taxes.

    A reconciliation of the United States federal statutory rate to the effective income tax rate follows:

Fiscal	2004	2003	2002

Statutory federal rate	35%	35%	35%
Effect of:
State taxes, net of federal benefit	3	3	6
Goodwill amortization and impairment	–	–	15
Export sales benefit	(2)	(2)	(4)
Valuation allowance	1	–	2
Reversal of foreign and federal tax reserves no longer required	(1)	(2)	–

Effective rate	36%	34%	54%

The higher effective rate in fiscal 2002 was due to the Company receiving no tax benefits related to the $55.7 million write-off of goodwill included in impairment of long-lived assets.

    Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse.

Precision Castparts Corp. & Subsidiaries

    Significant components of the Company's deferred tax assets and liabilities were as follows:

	March 28, 2004	March 30, 2003

Deferred tax assets arising from:
Expense accruals	$75.2	$44.7
Post-retirement benefits other than pensions	22.0	18.7
Pension accruals	69.3	60.0
Tax loss carryforwards	34.5	3.4
Tax credit carryforwards	1.1	3.2
Inventory reserves	17.3	16.9
Foreign operations	–	0.1
Other	1.9	–
Valuation allowances	(13.4)	(5.7)

Gross deferred tax assets	207.9	141.3

Deferred tax liabilities arising from:
Depreciation/amortization	(102.1)	(56.8)
Inventory basis differences	(18.5)	(14.3)
Foreign operations	(3.6)	(2.8)
Other	(3.9)	(1.2)

Gross deferred tax liabilities	(128.1)	(75.1)

Net deferred tax asset	$79.8	$66.2

    The Company has provided valuation allowances for domestic and foreign net operating loss carryforwards to reduce the related future income tax benefits to zero.

Earnings per share

    The weighted average number of shares outstanding used to compute earnings per share is as follows:

	2004	2003	2002

Weighted average shares outstanding–basic	56.4	52.4	51.6
Effect of dilutive stock options and stock purchases under the employee stock purchase plan	1.2	0.6	0.7

Weighted average shares outstanding–diluted	57.6	53.0	52.3

    Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

    Options to purchase 0.4 million, 1.4 million and 1.1 million shares of common stock were outstanding during fiscal 2004, fiscal 2003 and fiscal 2002, respectively, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

Pension and other postretirement benefit plans

    The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans. Benefits provided by these plans generally are based on years of service and compensation. PCC's funding policy for the domestic plans is to satisfy the funding requirements of the Employee Retirement Income Security Act. PCC also provides postretirement medical benefits for certain eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements. The following information is provided for the plans discussed above.

    PCC uses a December 31 measurement date for its pension and postretirement plans.

Pension obligation and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2004	2003	2004	2003

Change in plan assets:
Beginning fair value of plan assets	$452.6	$460.9	$–	$–
Actual return on plan assets	43.1	(30.8)	–	–
Business acquisition	182.6	–	–	–
Company contributions	98.6	37.7	8.6	7.4
Plan participants' contributions	2.4	2.6	–	–
Benefits paid	(37.4)	(28.8)	(8.2)	(7.4)
Exchange rate and other	18.3	11.0	–	–

Ending fair value of plan assets	$760.2	$452.6	$0.4	$–

Change in projected benefit obligations:
Beginning projected benefit obligations	$657.6	$593.6	$65.4	$67.7
Service cost	19.9	23.2	0.2	0.2
Interest cost	44.3	41.3	4.3	4.6
Plan participants' contributions	2.4	2.6	–	–
Amendments	0.7	5.6		(0.9)
Business acquisition	243.9	–	7.9	–
Actuarial losses	58.9	5.1	(4.5)	1.2
Benefits paid	(37.4)	(28.8)	(8.3)	(7.4)
Exchange rate and other	25.3	15.1	–	–

Ending projected benefit obligations	$1,015.6	$657.7	$65.0	$65.4

Reconciliation to balance sheet amounts:
Fair value of plan assets less than projected benefit obligations	$(255.4)	$(205.1)	$(64.8)	$(65.4)
Unrecognized net loss (gain)	200.9	155.3	4.0	8.8
Unrecognized prior service cost	12.4	12.9	(0.8)	(0.9)
Unrecognized net transition obligation	2.1	2.4	–	–

Net pre-tax amount recognized	$(40.0)	$(34.5)	$(61.6)	$(57.5)

Amounts recognized in the balance sheets:
Other assets	$16.4	$13.8	$–	$–
Accrued liabilities	(5.0)	(5.0)	–	–
Pension and postretirement benefit obligations	(171.0)	(128.6)	(61.6)	(57.5)
Accumulated comprehensive income	119.6	85.3	–	–

Net pre-tax amount recognized	$(40.0)	$(34.5)	$(61.6)	$(57.5)

    Other assets include $10.6 million of prepaid benefit cost and $5.8 million intangible assets.

    Included in the aggregated data in the above tables are amounts applicable to the Company's pension plans with accumulated

Precision Castparts Corp. & Subsidiaries

benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

Fiscal	2004	2003

Projected benefit obligation	$(659.8)	$(494.7)
Accumulated benefit obligation	$(599.0)	$(441.3)
Fair value of plan assets	$481.7	$334.1

Components of net periodic pension expense (income)

    The net cost for the Company's pension plans consisted of the following components:

Fiscal	2004	2003	2002

Service cost	$19.9	$23.3	$21.6
Interest cost	44.3	41.3	37.6
Expected return on plan assets	(38.6)	(40.1)	(42.4)
Recognized net actuarial loss (gain)	8.3	2.8	0.1
Amortization of prior service cost	1.2	0.9	0.8
Settlement/curtailment loss	3.8	7.1	1.3
Other, net	0.3	0.2	–

Net pension cost	$39.2	$35.5	$19.0

    The net cost of postretirement benefits other than pensions consisted of the following components:

Fiscal	2004	2003	2002

Service cost	$0.3	$0.2	$0.3
Interest cost	4.3	4.6	4.4
Amortization of prior service cost	(0.1)
Other, net	0.3	(0.3)	(0.2)

Postretirement benefit cost	$4.8	$4.5	$4.5

    The net cost of employer contributions to the Company's 401(k) savings plans was $7.7 million, $8.5 million and $9.2 million in 2004, 2003 and 2002, respectively.

Weighted-average assumptions

    The weighted-average assumptions used in determining the benefit obligations in the Company's U.S. pension and postretirement plans in fiscal 2004 and 2003 were as follows:

	Pension Benefits		Other Postretirement Benefits
Fiscal	2004	2003	2004	2003

Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.25%	3.75%	–	–

    As of March 28, 2004, the U.S. benefit obligation was $659.8 million.

    The weighted-average assumptions used in determining the net periodic benefit cost in the Company's non-U.S. pension plans in 2004 and 2003 were as follows:

	Pension Benefits
Fiscal	2004	2003

Discount rate	5.50%	5.75%
Rate of compensation increase	3.00%	3.00%

    As of March 28, 2004, the non-U.S. benefit obligation was $355.8 million.

    The weighted-average assumptions used in determining the benefit obligations in the Company's U.S. pension and postretirement plans in fiscal 2004, 2003 and 2002 were as follows:

	Pension Benefits			Other Postretirement Benefits
Fiscal	2004	2003	2002	2004	2003	2002

Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	8.00%	9.00%	9.00%	–	–	–
Rate of compensation increase	3.75%	5.00%	5.00%	–	–	–

    For the year ended March 28, 2004, the Company's U.S. net periodic benefit cost was $27.2 million.

    The weighted-average assumptions used in determining the net periodic benefit cost in the Company's non-U.S. pension plans in fiscal 2004, 2003 and 2002 were as follows:

	Pension Benefits
Fiscal	2004	2003	2002

Discount rate	5.75%	6.00%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.50%	3.75%

    For the year ended March 28, 2004, the Company's non-U.S. net periodic benefit cost was $12.0 million.

Health care trend rates

    The health care cost trend rates used in 2004 and 2003 were as follows:

	Postretirement Benefits
Fiscal	2004	2003

Health care cost trend assumed for next year	7.90%	7.68%
Ultimate trend rate	5.00%	5.00%
Year ultimate rate is reached	2011	2010

    A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease

Effect on total of service and interest cost components	$0.2	$(0.3)
Effect on postretirement benefit obligation	$2.9	$(3.2)

Plan Asset Allocations

    The Company's asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term while minimizing the volatility of the plans' funded status and the Company's pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification.

Precision Castparts Corp. & Subsidiaries

    The table below sets forth the Company's target asset allocation for 2004 and the actual allocations at December 31, 2003 and 2002:

	Target Allocation 2004	Actual Allocation 12/31/2003	Actual Allocation 12/31/2002

Equity	30-50%	47%	54%
Fixed Income	20-40%	28%	24%
Real Estate	0-2%	1%	0%
Other	15-25%	16%	10%
Cash	3-5%	8%	12%

Total		100%	100%

    The Company expects to contribute approximately $90 million to the defined benefit pension plans during fiscal year 2005.

    The following benefit payments, which reflect future services, as appropriate, are expected to be:

2005	$33.4
2006	32.4
2007	34.0
2008	35.5
2009	37.3
Thereafter	227.9

$400.5

Commitments and contingencies

    The Company leases certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under noncancelable operating leases with initial or remaining terms of one year or more at March 28, 2004 are as follows:

Fiscal year

2005	$22.7
2006	19.9
2007	15.7
2008	12.2
2009	9.8
Thereafter	33.7

$114.0

    Total rent expense for all operating leases was $13.3 million, $11.1 million and $10.8 million for fiscal 2004, 2003 and 2002, respectively.

    Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on PCC's consolidated financial position, results of operations, cash flows or business.

    In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 28, 2004 and March 30, 2003 is immaterial to the financial position of the Company, and the change in the accrual for fiscal 2004 is immaterial to the Company's results of operations and cash flows.

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

Shareholders' investment

    Authorized shares of common stock without par value consisted of 300.0 million shares at March 28, 2004, March 30, 2003, and March 31, 2002. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at March 28, 2004, March 30, 2003, and March 31, 2002.

Stock-based compensation plans

    PCC has stock incentive plans for certain officers, key salaried employees and directors. The officer and employee stock incentive plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and sale of restricted stock. The Compensation Committee of the Board of Directors determines awards under the officer and employee stock incentive plans. To date, all awards under the stock incentive plans have been nonqualified stock option grants. The Committee fixes the time limit within which options may be exercised and other exercise terms. Option prices of the plans to date have been at the fair market value on the date of grant. Options become exercisable in installments from one to four years from the date of grant and generally expire ten years from the date of grant.

    Summarized information relative to the Company's stock incentive plans is as follows:

	Option Shares	Average Price(1)

Outstanding at April 1, 2001	4,171,000	$23.64
Granted	1,578,000	24.64
Exercised	(384,000)	19.85
Expired or cancelled	(355,000)	23.32

Outstanding at March 31, 2002	5,010,000	24.27
Granted	1,689,000	20.49
Exercised	(287,000)	17.85
Expired or cancelled	(442,000)	26.95

Outstanding at March 30, 2003	5,970,000	23.31
Granted	987,000	39.81
Exercised	(2,315,000)	22.77
Expired or cancelled	(350,000)	24.69

Outstanding at March 28, 2004	4,292,000	27.29

Exercisable at March 31, 2002	1,664,000	23.71
Exercisable at March 30, 2003	2,748,000	23.99
Exercisable at March 28, 2004	1,515,000	24.40

(1) Weighted average exercise price.

    The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2005 to fiscal 2014. At March 28, 2004, 4,057,000 stock incentive plan shares were available for future grants.

Precision Castparts Corp. & Subsidiaries

    Summarized information about stock options outstanding and exercisable at March 28, 2004, is as follows:

	Outstanding			Exercisable
Exercise Price Range	Option Shares	Average Life(1)	Average Price(2)	Option Shares	Average Price(2)

Under $20.00	336,000	5.1	$14.59	336,000	$14.59
$20.01 to $20.39	1,239,000	8.6	20.39	171,000	20.39
$20.40 to $24.14	1,058,000	6.9	23.72	505,000	23.43
$24.15 to $38.50	717,000	6.0	33.60	502,000	33.28
Over $38.50	942,000	9.6	40.11	1,000	45.87

	4,292,000	7.7	$27.29	1,515,000	$24.40

(1) Weighted average contractual life remaining in years.

(2) Weighted average exercise price.

    PCC also has an employee stock purchase plan whereby the Company is authorized to issue shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock subject to limitations established in the Internal Revenue Code. The purchase price of the stock is the lower of 85 percent of the fair market value of the stock on the date of grant or on the date purchased.

    In accordance with SFAS No. 123, the fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the option grants along with the weighted-average assumptions used is as follows:

Fiscal	2004	2003	2002

Weighted average fair value of grants:
Per option(1)	$14.76	$7.46	$9.87
Per purchase right(1)(2)	$7.85	$6.16	$7.90
Valuation assumptions:
Risk-free interest rate	2.7%	2.9%	4.9%
Dividend yield	0.6%	0.6%	0.6%
Volatility	39.3%	39.0%	37.8%
Expected life (years)	5	5	5

(1) Estimated using Black-Scholes option pricing model

(2) Purchase rights granted under employee stock purchase plan

    A table illustrating the effect on net income and earnings per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is presented in the Summary of Significant Accounting Policies footnote.

Deferred Compensation Plan

    The Company has a deferred compensation plan wherein eligible executives may elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members may elect to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. The Company's promise to pay amounts deferred under this plan is an unsecured obligation. Balances at March 28, 2004 and March 30, 2003 of approximately $35.8 million and $32.9 million, respectively, are reflected in pension and other postretirement benefits obligations in the Consolidated Balance Sheets.

Shareholder rights plan

    Effective December 3, 1998, PCC declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company to shareholders of record at the close of business on December 16, 1998. Under certain conditions, each right may be exercised to purchase 1/100 of a share of series A no par serial preferred stock at a purchase price of $200 per share, subject to adjustment. The rights will be exercisable only (i) if a person or group has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of common stock, (ii) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock, or (iii) after the Board of Directors of PCC declares any person who owns more than 10 percent of the outstanding common stock to be an Adverse Person. Each right will entitle its holder to receive, upon exercise, common stock of the Company (or, in certain circumstances, cash, property or other securities of PCC) having a value equal to two times the exercise price of the right. If the rights become exercisable, and (i) PCC is acquired in a merger or other business combination in which PCC does not survive or in which its common stock is exchanged for stock or other securities or property, or (ii) 50 percent or more of the Company's assets or earning power is sold or transferred, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights expire on December 16, 2008, and may be redeemed by PCC for $0.001 per right at any time until a determination is made that any person is an Adverse Person, or 10 days following the time that a person has acquired 15 percent or more of the outstanding common stock, or in connection with certain transactions approved by the Board of Directors. The rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of PCC.

Derivatives and hedging activities

    Effective April 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' investment (as a component of accumulated other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in an unrecognized loss of $4.9 million as a cumulative effect adjustment of accumulated other comprehensive income relating to cash flow hedges discussed below. The $0.1 million loss relating to derivative activity remaining in accumulated comprehensive income at March 28, 2004, is expected to be transferred to net earnings over the period when the forecasted transactions actually occur. As of March 28, 2004, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is nine months. No material gains or losses due to ineffectiveness were recognized in fiscal 2004.

Precision Castparts Corp. & Subsidiaries

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

Cash flow hedges

    The Company has variable rate debt obligations that expose the Company to interest rate risk. During the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for fiscal 2004, are recognized in current period earnings.

    The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

    The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Segment information

    The Company's operations are classified into five reportable business segments: Investment Cast Products, Forged Products, Fastener Products, Fluid Management Products and Industrial Products. The Company's five reportable business segments are managed separately based on fundamental differences in their operations.

Investment Cast Products

    The Investment Cast Products segment includes PCC Structurals, PCC Airfoils, and the newly acquired SPS Specialty Materials and Alloys Group. These businesses manufacture investment castings, or provide materials and alloys, for aircraft engines, industrial gas turbine (IGT) engines, airframes, armaments, medical prostheses and other industrial applications.

Forged Products

    The Forged Products segment comprises all of the forging businesses of Wyman-Gordon. This segment's sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe and other products for the oil and gas industry.

Fastener Products

    The Fastener Products segment includes most of SPS' former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003. The businesses that comprise this segment produce aerospace fasteners and components for critical applications in the aerospace market, as well as precision fasteners, components and tools for critical applications in the automotive and industrial machinery markets.

Fluid Management Products

    The Fluid Management Products segment includes all of the businesses of PCC Flow Technologies. The businesses that comprise this segment manufacture an extensive range of fluid management products that include pumps for water and wastewater treatment, low-pressure sewer systems, new construction, processing, energy and other applications; and valves for oil and gas, fuel distribution, food processing, severe services and other applications.

Industrial Products

    The Industrial Products segment includes J&L Fiber Services, Advanced Forming Technology (AFT) and the Precision Tool Group. J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-molded, metal-matrix-composite, and ThixoFormed™ components for numerous industrial applications. The PCC Precision Tool Group, which consists of Reed-Rico and the SPS tool group, manufactures a broad range of cold-forming header and threader tools and dies.

    The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in "Summary

Precision Castparts Corp. & Subsidiaries

of Significant Accounting Policies." There are no material intersegment sales. Segment results are as follows:

Fiscal	2004	2003	2002

Net sales
Investment Cast Products	$1,042.8	$1,071.3	$1,332.0
Forged Products	502.4	566.9	697.9
Fastener Products	181.3	–	–
Fluid Management Products	308.7	310.9	298.7
Industrial Products	139.5	127.5	119.2

Consolidated net sales	$2,174.7	$2,076.6	$2,447.8

Segment operating income
Investment Cast Products	$190.4	$210.7	$248.5
Forged Products	64.7	81.5	116.7
Fastener Products	13.5	–	–
Fluid Management Products	31.0	32.5	16.1
Industrial Products	18.9	13.0	2.1
Corporate expense	(26.9)	(27.9)	(32.5)

Operating income	291.6	309.8	350.9
Provision for restructuring	11.7	21.6	15.8
Impairment of long-lived assets	2.2	–	90.2
Other expense (income)	11.2	(14.5)	–
Interest expense, net	54.1	56.4	66.1

Consolidated income before income taxes and minority interest	$212.4	$246.3	$178.8

Total assets
Investment Cast Products	$776.5	$512.8	$578.5
Forged Products	911.8	886.5	876.5
Fastener Products	850.2	–	–
Fluid Management Products	481.6	458.6	432.3
Industrial Products	257.0	216.5	213.7
Corporate(1)	378.4	338.9	354.3
Discontinued operations	100.7	53.9	109.6

Consolidated total assets	$3,756.2	$2,467.2	$2,564.9

Depreciation and amortization expense
Investment Cast Products	$30.9	$32.0	$31.2
Forged Products	31.2	30.9	37.1
Fastener Products	6.0	–	–
Fluid Management Products	8.4	7.9	14.2
Industrial Products	10.2	9.6	13.3
Corporate	1.5	1.7	1.6

Consolidated depreciation and amortization expense	$88.2	$82.1	$97.4

Capital expenditures
Investment Cast Products	$17.0	$12.8	$58.2
Forged Products	20.6	33.9	41.6
Fastener Products	8.9	–	–
Fluid Management Products	10.2	13.0	10.8
Industrial Products	8.5	10.1	12.9
Corporate	0.3	0.1	0.2

Consolidated capital expenditures	$65.5	$69.9	$123.7

(1) Corporate assets consist principally of accounts receivable (Precision Receivables Corp. established in fiscal 2000), cash and cash equivalents, deferred income taxes and other assets.

    Sales to General Electric were 19.6 percent, 25.4 percent and 23.9 percent of total sales in fiscal 2004, 2003 and 2002, respectively, as follows:

Fiscal	2004	2003	2002

Investment Cast Products	$308.1	$357.6	$359.5
Forged Products	110.8	166.9	221.7
Fastener Products	5.0	–	–
Fluid Management	1.5	2.2	3.0
Industrial Products	–	–	–

	$425.4	$526.7	$584.2

No other customer accounted for more than 10 percent of net sales.

    The Company's business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Long-lived assets consist of net property, plant and equipment and certain other tangible long-term assets of the continuing operations. Geographic Information regarding the Company's net sales and long-lived assets is as follows:

Fiscal	2004	2003	2002

United States	$1,824.1	$1,730.3	$2,100.1
United Kingdom	170.1	209.6	235.7
Other countries	180.5	136.7	112.0

Net sales	$2,174.7	$2,076.6	$2,447.8

United States	$600.4	$491.3	$500.1
United Kingdom	89.4	59.8	64.2
Other countries	125.9	97.5	54.6
Assets of discontinued operations	39.9	17.5	31.3

Total tangible long-lived assets	$855.6	$666.1	$650.2

Precision Castparts Corp. & Subsidiaries

Condensed Consolidating Financial Statements

    The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of March 28, 2004 and March 30, 2003 and for the three fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company's domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Statements of Income

Year Ended March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$–	$1,555.4	$643.0	$(23.7)	$2,174.7
Cost of goods sold	–	1,190.6	512.2	(23.7)	1,679.1
Selling and administrative expenses	26.5	89.9	87.6	–	204.0
Provision for restructuring	(1.1)	3.7	9.1	–	11.7
Impairment of long-lived assets	–	–	2.2	–	2.2
Other expense (income)	1.0	–	10.2	–	11.2
Interest expense (income), net	17.4	39.3	(2.6)	–	54.1
Equity in earnings of subsidiaries	(120.2)	14.8	–	105.4	–

Income (loss) before income tax and minority interest	76.4	217.1	24.3	(105.4)	212.4
Income tax (benefit) expense	(41.5)	109.9	7.4	–	75.8
Minority interest	–	–	(1.1)	–	(1.1)

Net income (loss) from continuing operations	117.9	107.2	15.8	(105.4)	135.5
Net loss from discontinued operations	–	–	17.6	–	17.6

Net income (loss)	$117.9	$107.2	$(1.8)	$(105.4)	$117.9

Condensed Consolidating Statements of Income

Year Ended March 30, 2003	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$–	$1,511.1	$582.1	$(16.6)	$2,076.6
Cost of goods sold	–	1,151.2	452.1	(16.6)	1,586.7
Selling and administrative expenses	27.1	76.2	76.8	–	180.1
Provision for restructuring	0.8	7.5	13.3	–	21.6
Other (income) expense	(12.0)	(14.5)	12.0	–	(14.5)
Interest expense (income), net	22.2	42.4	(8.2)	–	56.4
Equity in earnings of subsidiaries	(134.9)	(2.6)	–	137.5	–

Income (loss) before income tax and minority interest	96.8	250.9	36.1	(137.5)	246.3
Income tax (benefit) expense	(27.5)	113.4	(1.5)	–	84.4
Minority interest	–	–	(0.8)	–	(0.8)

Net income (loss) from continuing operations	124.3	137.5	36.8	(137.5)	161.1
Net loss from discontinued operations	–	19.4	17.4	–	36.8

Net income (loss)	$124.3	$118.1	$19.4	$(137.5)	$124.3

Precision Castparts Corp. & Subsidiaries

Condensed Consolidating Statements of Income

Year Ended March 31, 2002	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$–	$1,878.8	$572.9	$(3.9)	$2,447.8
Cost of goods sold	–	1,442.2	459.2	(3.9)	1,897.5
Selling and administrative expenses	32.7	105.7	61.0	–	199.4
Provision for restructuring	–	4.7	11.1	–	15.8
Impairment of long-lived assets	10.5	77.4	2.3	–	90.2
Other (income) expense	(12.7)	–	12.7	–	–
Interest expense (income), net	40.4	49.3	(23.6)	–	66.1
Equity in earnings of subsidiaries	(78.0)	(3.4)	–	81.4	–

Income (loss) before income tax and minority interest	7.1	202.9	50.2	(81.4)	178.8
Income tax (benefit) expense	(35.3)	112.2	20.2	–	97.1

Net income (loss) from continuing operations	42.4	90.7	30.0	(81.4)	81.7
Net loss from discontinued operations	–	40.5	(1.2)	–	39.3

Net income (loss)	$42.4	$50.2	$31.2	$(81.4)	$42.4

Condensed Consolidating Balance Sheets

March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Reclassifications	Total

Assets
Current assets:
Cash and cash equivalents	$33.2	$–	$47.1	$–	$80.3
Receivables	315.1	87.8	324.5	(297.6)	429.8
Inventories	–	329.9	206.9	–	536.8
Prepaid expenses	3.3	3.6	11.0	–	17.9
Income tax receivable	29.0	8.4	–	(8.4)	29.0
Deferred income taxes	–	52.3	10.8	(6.6)	56.5
Discontinued operations	–	2.2	35.0	–	37.2

Total current assets	380.6	484.2	635.3	(312.6)	1,187.5

Property, plant and equipment, net	0.9	478.5	278.0	–	757.4
Goodwill	–	1,001.9	618.7	–	1,620.6
Deferred income taxes	34.2	–	62.4	(73.3)	23.3
Investments in subsidiaries	2,412.9	283.9	–	(2,696.8)	–
Other assets	73.2	13.8	16.9	–	103.9
Discontinued operations	–	2.7	60.8	–	63.5

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$–	$–	$14.8	$–	$14.8
Long-term debt currently due	235.9	0.6	2.0	–	238.5
Accounts payable	3.4	367.8	190.5	(272.3)	289.4
Accrued liabilities	31.5	179.2	91.9	(1.1)	301.5
Income taxes payable	39.6	—	4.2	(8.4)	35.4
Deferred income taxes	6.6	–	–	(6.6)	–
Discontinued operations	–	16.0	42.5	(25.3)	33.2

Total current liabilities	317.0	563.6	345.9	(313.7)	912.8

Long-term debt	801.0	11.3	10.7	–	823.0
Pension and other postretirement benefit obligations	69.2	102.7	65.5	–	237.4
Deferred income taxes	–	73.3	–	(73.3)	–
Other long-term liabilities	–	39.9	16.8	–	56.7
Discontinued operations	–	–	11.7	–	11.7
Shareholders' investment:
Common stock and paid-in capital	782.4	1,644.1	1,055.8	(2,699.9)	782.4
Retained earnings	961.2	(125.6)	144.9	(19.3)	961.2
Accumulated other comprehensive loss	(29.0)	(44.3)	20.8	23.5	(29.0)

Total shareholders' investment	1,714.6	1,474.2	1,221.5	(2,695.7)	1,714.6

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Precision Castparts Corp. & Subsidiaries

Condensed Consolidating Balance Sheets

March 30, 2003	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$7.5	$0.1	$21.1	$–	$28.7
Receivables	183.4	30.1	273.7	(164.9)	322.3
Inventories	–	197.6	128.6	–	326.2
Prepaid expenses	2.4	3.8	7.7	–	13.9
Income tax receivable	21.3	–	1.1	–	22.4
Deferred income taxes	8.9	23.2	6.3	–	38.4
Discontinued operations	–	4.9	29.1	–	34.0

Total current assets	223.5	259.7	467.6	(164.9)	785.9

Property, plant and equipment, net	0.8	377.6	183.7	–	562.1
Goodwill	–	579.6	401.6	–	981.2
Deferred income taxes	25.9	2.0	–	(0.1)	27.8
Investments in subsidiaries	1,505.0	83.0	–	(1,588.0)	–
Other assets	56.0	20.1	14.3	(0.1)	90.3
Discontinued operations	–	5.6	14.3	–	19.9

	$1,811.2	$1,327.6	$1,081.5	$(1,753.1)	$2,467.2

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$–	$–	$79.7	$–	$79.7
Long-term debt currently due	80.0	–	0.1	–	80.1
Accounts payable	12.4	246.4	67.4	(110.1)	216.1
Accrued liabilities	32.1	134.8	62.7	(1.1)	228.5
Income taxes payable	5.9	–	8.0	–	13.9
Discontinued operations	–	10.0	51.3	(54.8)	6.5

Total current liabilities	130.4	391.2	269.2	(166.0)	624.8

Long-term debt	530.0	(0.1)	0.6	–	530.5
Pension and other postretirement benefit obligations	81.9	113.6	14.6	–	210.1
Other long-term liabilities	7.2	23.9	7.6	(0.2)	38.5
Discontinued operations	–	1.6	–	–	1.6
Shareholders' investment:
Common stock and paid-in capital	281.7	1,070.9	659.4	(1,730.3)	281.7
Retained earnings	849.7	(232.8)	146.7	86.1	849.7
Accumulated other comprehensive loss	(69.7)	(40.7)	(16.6)	57.3	(69.7)

Total shareholders' investment	1,061.7	797.4	789.5	(1,586.9)	1,061.7

	$1,811.2	$1,327.6	$1,081.5	$(1,753.1)	$2,467.2

Condensed Consolidating Statements of Cash Flows

Year Ended March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$23.5	$66.1	$29.5	$37.8	$156.9

Acquisitions of businesses	(280.9)	–	–	–	(280.9)
Capital expenditures	(0.3)	(34.9)	(30.3)	–	(65.5)
Investments in subsidiaries	(8.0)	(2.5)	–	10.5	–
Other	25.2	7.5	(0.6)	–	32.1

Net cash (used) provided by investing activities	(264.0)	(29.9)	(30.9)	10.5	(314.3)

Issuance of long-term debt	500.0	–	–	–	500.0
Repayment of long-term debt	(262.7)	(0.1)	0.4	–	(262.4)
Net change in short-term borrowings	–	–	(66.7)	–	(66.7)
Common stock issued	59.5	–	–	–	59.5
Cash dividends	(6.4)	–	–	–	(6.4)
Other	(24.2)	(36.3)	82.6	(48.3)	(26.2)

Net cash provided (used) by financing activities	266.2	(36.4)	16.3	(48.3)	197.8

Effect of exchange rate changes on cash and cash equivalents	–	–	1.3	–	1.3
Net cash provided by discontinued operations	–	0.1	9.8	–	9.9

Net increase (decrease) in cash and cash equivalents	25.7	(0.1)	26.0	–	51.6
Cash and cash equivalents at beginning of year	7.5	0.1	21.1	–	28.7

Cash and cash equivalents at end of year	$33.2	$–	$47.1	$–	$80.3

Precision Castparts Corp. & Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended March 30, 2003	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$156.9	$156.9	$75.4	$(149.1)	$240.1

Capital expenditures	(0.1)	(41.5)	(28.3)	–	(69.9)
Investments in subsidiaries	4.9	(141.1)	–	136.2	–
Other	–	(2.1)	9.3	–	7.2

Net cash provided (used) by investing activities	4.8	(184.7)	(19.0)	136.2	(62.7)

Repayment of long-term debt	(132.0)	(0.1)	(0.4)	–	(132.5)
Net change in short-term borrowings	–	–	(73.5)	–	(73.5)
Common stock issued	13.4	3.1	–	(3.1)	13.4
Cash dividends	(6.3)	–	(7.0)	7.0	(6.3)
Other	(45.4)	25.6	18.6	11.3	10.1

Net cash (used) provided by financing activities	(170.3)	28.6	(62.3)	15.2	(188.8)

Effect of exchange rate changes on cash and cash equivalents	–	–	3.2	–	3.2
Net cash used by discontinued operations	–	(0.7)	(0.5)	–	(1.2)

Net (decrease) increase in cash and cash equivalents	(8.6)	0.1	(3.2)	2.3	(9.4)
Cash and cash equivalents at beginning of year	16.1	–	24.3	(2.3)	38.1

Cash and cash equivalents at end of year	$7.5	$0.1	$21.1	$–	$28.7

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2002	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash (used) provided by operating activities	$(544.2)	$895.0	$34.5	$(74.5)	$310.8

Acquisitions of businesses	–	(5.2)	(42.4)	–	(47.6)
Capital expenditures	(0.2)	(86.3)	(37.2)	–	(123.7)
Investments in subsidiaries	685.9	(113.4)	–	(572.5)	–
Other	–	–	4.4	–	4.4

Net cash provided (used) by investing activities	685.7	(204.9)	(75.2)	(572.5)	(166.9)

Issuance of long-term debt	211.6	–	1.0	–	212.6
Repayment of long-term debt	(362.9)	(0.5)	(0.1)	–	(363.5)
Net change in short-term borrowings	–	–	0.1	–	0.1
Common stock issued	15.5	(0.4)	43.1	(42.7)	15.5
Cash dividends	(6.2)	(700.0)	–	700.0	(6.2)
Other	3.5	10.5	(9.5)	(6.7)	(2.2)

Net cash (used) provided by financing activities	(138.5)	(690.4)	34.6	650.6	(143.7)

Effect of exchange rate changes on cash and cash equivalents	–	–	(1.7)	–	(1.7)
Net cash provided (used) by discontinued operations	–	0.3	(0.8)	–	(0.5)

Net increase (decrease) in cash and cash equivalents	3.0	–	(8.6)	3.6	(2.0)
Cash and cash equivalents at beginning of year	13.1	–	32.9	(5.9)	40.1

Cash and cash equivalents at end of year	$16.1	$–	$24.3	$(2.3)	$38.1

Precision Castparts Corp. & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Precision Castparts Corp.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of shareholders' investment present fairly, in all material respects, the financial position of Precision Castparts Corp. and its subsidiaries at March 28, 2004 and March 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Portland, Oregon June 11, 2004

Precision Castparts Corp. & Subsidiaries

REPORT OF MANAGEMENT

    The management of PCC has prepared the consolidated financial statements and related financial data contained in this Annual Report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America appropriate in the circumstances and reflect judgments and estimates with appropriate consideration to materiality. Management is responsible for the integrity and objectivity of the financial statements and other financial data included in the report.

    PCC maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The system includes policies and procedures, internal audits and reviews by Company officers.

    PricewaterhouseCoopers LLP, independent accountants, provide an objective, independent review of management's discharge of its obligation related to the fairness of reporting operating results and financial condition. PricewaterhouseCoopers LLP performs auditing procedures necessary in the circumstances to render an opinion on the financial statements contained in this report.

    The Audit Committee of the Board of Directors is composed solely of outside directors. The Committee meets periodically and, when appropriate, separately with representatives of the independent accountants and the internal auditors to monitor the activities of each.

/s/ MARK DONEGAN Mark Donegan Chairman and Chief Executive Officer	/s/ WILLIAM D. LARSSON William D. Larsson Senior Vice President Chief Financial Officer

Precision Castparts Corp. & Subsidiaries

Quarterly Financial Information(1)

(Unaudited) (In millions, except per share data) 2004	1st Quarter	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)

Net sales	$475.7	$476.3	$517.6	$705.1
Gross profit	$106.7	$114.5	$119.0	$155.4
Net income (loss):
Continuing operations	$35.3	$29.1	$29.6	$41.5
Discontinued operations	(1.0)	(14.6)	(1.8)	(0.2)

	$34.3	$14.5	$27.8	$41.3

Net income (loss) per share-basic:
Continuing operations	$0.67	$0.55	$0.53	$0.64
Discontinued operations	(0.02)	(0.28)	(0.03)	–

	$0.65	$0.27	$0.50	$0.64

Net income (loss) per share-diluted:
Continuing operations	$0.66	$0.54	$0.52	$0.63
Discontinued operations	(0.02)	(0.27)	(0.03)	–

	$0.64	$0.27	$0.49	$0.63

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$31.15	$36.80	$45.90	$49.18
Low	$23.83	$30.50	$35.10	$42.00
End	$23.83	$31.10	$35.24	$45.61

2003	1st Quarter	2nd Quarter(5)	3rd Quarter	4th Quarter(6)

Net sales	$567.6	$515.2	$487.9	$505.9
Gross profit	$128.1	$124.6	$119.0	$118.2
Net income (loss):
Continuing operations	$42.5	$41.7	$38.0	$38.9
Discontinued operations	(1.2)	(15.3)	(1.8)	(18.5)

	$41.3	$26.4	$36.2	$20.4

Net income (loss) per share-basic:
Continuing operations	$0.81	$0.80	$0.73	$0.74
Discontinued operations	(0.02)	(0.30)	(0.04)	(0.35)

	$0.79	$0.50	$0.69	$0.39

Net income (loss) per share-diluted:
Continuing operations	$0.80	$0.79	$0.72	$0.73
Discontinued operations	(0.02)	(0.29)	(0.03)	(0.35)

	$0.78	$0.50	$0.69	$0.38

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$37.57	$32.30	$25.25	$28.12
Low	$31.01	$21.50	$17.20	$21.82
End	$33.00	$21.71	$24.15	$24.28

(1) Historical amounts have been restated to present certain businesses within the Fluid Management Products and Industrial Products segments as discontinued operations.

(2) The second quarter of fiscal 2004 includes an $8.5 million charge for costs associated with restructuring activities within the Investment Cast Products and Forged Products segments.

(3) The third quarter of fiscal 2004 includes other expense of $11.2 million associated with the write-off of unamortized bank fees in connection with the SPS acquisition.

(4) The fourth quarter of fiscal 2004 includes a $3.2 million charge for costs associated with restructuring activities within the Industrial Products and Fluid Management Products segments. The fourth quarter also includes an impairment charge of $2.2 million related to the restructuring.

(5) The second quarter of fiscal 2003 includes an $11.0 million charge for costs associated with restructuring activities throughout the Company. The second quarter also includes other income of $14.5 million from insurance settlements.

(6) The fourth quarter of fiscal 2003 includes a $10.6 million charge for costs associated with restructuring activities to downsize operations, principally in Europe.

Precision Castparts Corp. & Subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

    The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Precision Castparts Corp. & Subsidiaries

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Report of the Compensation Committee on Executive Compensation" in our Proxy Statement to be filed for the 2004 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4 of this document.

    Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement to be filed for the 2004 Annual Meeting of Shareholders of the Registrant.

    The Company has adopted a code of ethics that applies to the Registrants principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" in the Proxy Statement to be filed for the 2004 Annual Meeting of Shareholders of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Proxy Statement to be filed for the 2004 Annual Meeting of Shareholders of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to "Board Compensation, Attendance and Committees" in the Proxy Statement to be filed for the 2004 Annual Meeting of Shareholders of the Registrant.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to "Principal Accounting Firm Fees" in the Proxy Statement to be filed for the 2004 Annual Meeting of Shareholders of the Registrant.

Precision Castparts Corp. & Subsidiaries

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

          None.

(a)(2) Financial Statement Schedule

          The following schedule is filed as part of this report:

      Schedule II–Valuation and Qualifying Accounts

      Report of Independent Accountants on Financial Statement Schedule

(a)(3) Exhibits

3.1	–	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit (3)A in the Form 10-K filed June 11, 2002.) (File number 1-10348)
3.2	–	Bylaws of Precision Castparts Corp.
4.1	–
Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998) (File number 1-10348)
4.2	–
Officers' Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit (4)B to the Form 10-K filed June 11, 2002) (File number 1-10348)
4.3	–	Officers' Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 to the Form S-4 filed March 31, 2000) (File number 333-33764)
4.4	–	Form of 8.75% Senior Note due 2005 (Incorporated herein by reference to Exhibit 4.4 to the Form S-4 filed March 31, 2000) (File number 333-33764)
4.5	–
First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003) (File number 333-109033)
4.6	–	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002) (File number 1-10348)
4.7	–
Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.8	–
Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.9	–	Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.7 to the Form S-4 filed March 25, 2004) (File number 333-113920)
4.10	–	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.7 to the Form S-4 filed March 25, 2004) (File number 333-113920)
4.11	–
Registration Rights Agreement dated as of December 9, 2003 among PCC, the guarantors named therein and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.12	–
Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.13	–
Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998)(File No. 1-10348)
10.1	–	Precision Castparts Corp. Non-Employee Directors' Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
10.2	–	Precision Castparts Corp. 1994 Stock Incentive Plan, as amended (Incorporated by reference to Appendix A in the Company's June 28, 1999 Proxy Statement)(File number 1-10348)
10.3	–
Precision Castparts Corp. Non-Employee Directors' Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
10.4	–
Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
10.5	–	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant's July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)

Precision Castparts Corp. & Subsidiaries

10.6	–
Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). (File number 1-10348)
10.7	–	Precision Castparts Corp. Supplemental Executive Retirement Program, Level One, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3.
10.8	–	Precision Castparts Corp. Supplemental Executive Retirement Program, Level Two, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3.
10.9	–	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended
10.10	–
Bank of America Credit Agreement dated as of December 9, 2003 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
10.11	–
Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004) (File number 1-10348).
10.12	–	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)
10.13	–
Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
10.14	–	2001 Stock Incentive Plan, as amended
10.15	–	1999 Nonstatutory Stock Option Plan, as amended
10.16	–	Non-Employee Directors Deferred Stock Unit Program
11.1	–	Calculation of Earnings Per Share for the Year Ended March 29, 2004*
21	–	Subsidiaries of Precision Castparts Corp.
23	–	Consent of Independent Accountants
31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	–	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Information required to be presented in Exhibit 11 is included in the "Earnings per Share" note in "Item 8. Notes to the Consolidated Financial Statements."

(b) Reports on Form 8-K

    Current Report on Form 8-K dated March 24, 2004 (Items 5 and 7)

    Current Report on Form 8-K/A, filed February 23, 2004 (Items 2 and 7)

(c) See a(3) above.

(d) See a(2) above.

Precision Castparts Corp. & Subsidiaries

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.
	By:	/s/ MARK DONEGAN Mark Donegan Chairman and Chief Executive Officer
Dated: June 11, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.
/s/ MARK DONEGAN Mark Donegan	Chairman and Chief Executive Officer	June 11, 2004
/s/ WILLIAM D. LARSSON William D. Larsson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2004
/s/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	June 11, 2004
/s/ DEAN T. DUCRAY Dean T. DuCray	Director	June 11, 2004
/s/ DON R. GRABER Don R. Graber	Director	June 11, 2004
/s/ VERNON E. OECHSLE Vernon E. Oechsle	Director	June 11, 2004
/s/ BYRON O. POND Byron O. Pond, Jr.	Director	June 11, 2004
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	June 11, 2004
/s/ J. FRANK TRAVIS J. Frank Travis	Director	June 11, 2004

Precision Castparts Corp. & Subsidiaries

SCHEDULE II

Precision Castparts Corp. and Subsidiaries
Valuation and Qualifying Accounts

For the years ended
(000's Omitted)

Column A	Column B	Column C			Column D		Column E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period

Deducted from assets to which they apply:
Reserve for doubtful accounts:
March 31, 2002	$6,000	$2,100		$–	$4,900	(1)	$3,200

March 30, 2003	$3,200	$3,300		$–	$2,400	(1)	$4,100

March 28, 2004	$4,100	$3,400		$4,300	$2,600	(1)	$9,200

Deferred tax asset valuation allowance:
March 31, 2002	$2,300	$2,500	(2)	$–	$–		$4,800

March 30, 2003	$4,800	$2,200	(2)	$–	$1,300	(3)	$5,700

March 28, 2004	$5,700	$6,200	(2)	$4,000	$2,500		$13,400

(1) Write off of bad debts.

(2) Establishment of valuation allowances for capital loss carry-forwards or operating loss carry-forwards.

(3)Reduction of valuation allowance for operating loss carry-forwards utilized.

Precision Castparts Corp. & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.:

    Our audits of the consolidated financial statements referred to in our report dated June 9, 2004 appearing in the 2004 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements appear in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP PRICEWATERHOUSECOOPERS LLP Portland, Oregon June 11, 2004

Precision Castparts Corp. & Subsidiaries

INDEX TO EXHIBITS

3.1	–	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit (3)A in the Form 10-K filed June 11, 2002.) (File number 1-10348)
3.2	–	Bylaws of Precision Castparts Corp.
4.1	–
Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998) (File number 1-10348)
4.2	–
Officers' Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit (4)B to the Form 10-K filed June 11, 2002) (File number 1-10348)
4.3	–	Officers' Certificate dated March 3, 2000 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit 4.2 to the Form S-4 filed March 31, 2000) (File number 333-33764)
4.4	–	Form of 8.75% Senior Note due 2005 (Incorporated herein by reference to Exhibit 4.4 to the Form S-4 filed March 31, 2000) (File number 333-33764)
4.5	–
First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003) (File number 333-109033)
4.6	–	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002) (File number 1-10348)
4.7	–
Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.8	–
Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348) 4.9 – Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.7 to the Form S-4 filed March 25, 2004) (File number 333-113920)
4.10	–	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.7 to the Form S-4 filed March 25, 2004) (File number 333-113920)
4.11	–
Registration Rights Agreement dated as of December 9, 2003 among PCC, the guarantors named therein and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.12	–
Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.13	–
Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998)(File No. 1-10348)
10.1	–	Precision Castparts Corp. Non-Employee Directors' Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)
10.2	–	Precision Castparts Corp. 1994 Stock Incentive Plan, as amended (Incorporated by reference to Appendix A in the Company's June 28, 1999 Proxy Statement)(File number 1-10348)
10.3	–
Precision Castparts Corp. Non-Employee Directors' Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
10.4	–
Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
10.5	–	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant's July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)
10.6	–
Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). (File number 1-10348)
10.7	–	Precision Castparts Corp. Supplemental Executive Retirement Program, Level One, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3.
10.8	–	Precision Castparts Corp. Supplemental Executive Retirement Program, Level Two, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3.
10.9	–	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended
10.10	–
Bank of America Credit Agreement dated as of December 9, 2003 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348)

10.11	–
Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004) (File number 1-10348).
10.12	–	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)
10.13	–
Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
10.14	–	2001 Stock Incentive Plan, as amended
10.15	–	1999 Nonstatutory Stock Option Plan, as amended
10.16	–	Non-Employee Directors Deferred Stock Unit Program
11.1	–	Calculation of Earnings Per Share for the Year Ended March 29, 2004*
21	–	Subsidiaries of Precision Castparts Corp.
23	–	Consent of Independent Accountants
31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	–	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Information required to be presented in Exhibit 11 is included in the "Earnings per Share" note in "Item 8. Notes to the Consolidated Financial Statements."

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT(a)
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K