Form 10-K/A
period 2004-03-28
PRECISION CASTPARTS CORP
filed 2004-06-16
CIK 79958

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

    This Amendment No. 1 on Form 10-K/A is being filed solely to correct the percentage of forecasted sales growth presented under the heading "Outlook" in Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation), and to correct typographical errors contained in the information presented under the heading "Pension and Other Postretirement Benefit Plans—Weighted Average Assumptions" in Part II, Item 8 (Financial Statements and Supplementary Data), and under the heading "Report of Independent Registered Public Accounting Firm on Financial Statement Schedule" in Part IV, Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-K), in the Form 10-K of Precision Castparts Corp. ("PCC") for the year ended March 28, 2004, filed with the Securities and Exchange Commission on June 14, 2004. This filing makes no other changes.

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

PrecisionCastparts Corp. & Subsidiaries

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

Outlook

    The Company expects that Aerospace sales will improve slightly in fiscal 2005 principally due to increased deliveries of commercial aircraft and higher sales of aftermarket spares. The Power

PrecisionCastparts Corp. & Subsidiaries

Generation market will continue to decline in fiscal 2005 due to lower sales of industrial gas turbine components in North America, partially offset by the impact of higher demand in Asia, market share gains, requirements for IGT spares, and higher sales of seamless pipe. Other markets served by the Company are expected to be relatively flat, or slightly improved from fiscal 2004. Overall sales are expected to grow by approximately 30 percent from fiscal 2004, primarily due to a full year of results from the SPS acquisition. Excluding the sales contributed by SPS, sales will be up slightly year-over-year. Operating margins in the Company's base businesses are expected to have modest improvement over fiscal 2004 levels due to the benefit of restructuring activities taken during the past year, coupled with continued cost take-outs throughout the Company and the slightly higher sales levels. Operating margins at SPS are also expected to improve due to continued realization of synergies.

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

PrecisionCastparts Corp. & Subsidiaries

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

PrecisionCastparts Corp. & Subsidiaries

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

    The weighted-average assumptions used in determining the benefit obligations in the Company's non-U.S. pension plans in 2004 and 2003 were as follows:

	Pension Benefits
Fiscal	2004	2003

Discount rate	5.50%	5.75%
Rate of compensation increase	3.00%	3.00%

    As of March 28, 2004, the non-U.S. benefit obligation was $355.8 million.

    The weighted-average assumptions used in determining the net periodic benefit cost in the Company's U.S. pension and postretirement plans in fiscal 2004, 2003 and 2002 were as follows:

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

Precision Castparts Corp. & Subsidiaries

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

  The following consolidated financial statements of Precision Castparts Corp. are included in "Item 8. Financial Statements and Supplementary Data."

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Investment
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedule

  The following schedule is filed as part of this report:

Schedule II–Valuation and Qualifying Accounts

Report of Independent Registered Accounting Firm on Financial Statement Schedule

(a)(3) Exhibits

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

Precision Castparts Corp. & Subsidiaries

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.
	By:	/s/ WILLIAM D. LARSSON William D. Larsson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer
Dated: June 16, 2004

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

Precision Castparts Corp. & Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Precision Castparts Corp.:

    Our audits of the consolidated financial statements referred to in our report dated June 11, 2004 appearing in the 2004 Annual Report to Shareholders of Precision Castparts Corp. (which report and consolidated financial statements appear in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

QuickLinks

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K