Form 10-Q
period 2004-06-27
PRECISION CASTPARTS CORP
filed 2004-08-06
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 27, 2004

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

Yes   ☒           No    ☐

Number of shares of Common Stock, no par value, outstanding as of August 2, 2004: 64,930,229

Note:  This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended
	6/27/04	6/29/03

Net sales	$738.8	$475.7
Cost of goods sold	573.7	369.0
Selling and administrative expenses	71.5	37.5
Interest expense, net	14.7	13.1

Income before income taxes and minority interest	78.9	56.1
Income tax expense	26.0	20.8
Minority interest	(0.5)	—

Net income from continuing operations	52.4	35.3
Income (loss) from discontinued operations	1.2	(1.0)

Net income	$53.6	$34.3

Net income per common share – basic:
Net income from continuing operations	0.81	0.67
Net income (loss) from discontinued operations	0.02	(0.02)
	$0.83	$0.65

Net income per common share – diluted:
Net income from continuing operations	0.80	0.66
Net income (loss) from discontinued operations	0.01	(0.02)
	$0.81	$0.64

Average common shares outstanding:
Basic	64.7	52.8
Diluted	65.8	53.6

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	(Unaudited)
	6/27/04	3/28/04
ASSETS
Current assets:
Cash and cash equivalents	$124.0	$80.3
Receivables, net	436.3	429.8
Inventories	567.7	536.8
Prepaid expenses	15.5	17.9
Income tax receivable	29.0	29.0
Deferred income taxes	55.5	56.5
Discontinued operations	34.4	37.2
Total current assets	1,262.4	1,187.5

Property, plant and equipment, at cost	1,316.3	1,308.4
Less - accumulated depreciation	(574.5)	(551.0)
Net property, plant and equipment	741.8	757.4

Goodwill, net	1,624.6	1,620.6
Acquired intangible assets, net	13.5	13.9
Deferred income taxes	26.6	23.3
Other assets	88.0	90.0
Discontinued operations	63.0	63.5

	$3,819.9	$3,756.2

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$11.3	$14.8
Long-term debt currently due	256.8	238.5
Accounts payable	294.4	289.4
Accrued liabilities	292.9	301.5
Income taxes payable	59.5	35.4
Discontinued operations	30.8	33.2
Total current liabilities	945.7	912.8

Long-term debt	803.8	823.0
Pension and other postretirement benefit obligations	233.3	237.4
Other long-term liabilities	55.3	56.7
Discontinued operations	11.5	11.7
Total liabilities	2,049.6	2,041.6

Shareholders’ investment:
Common stock	64.8	64.7
Paid-in capital	721.9	717.7
Retained earnings	1,012.9	961.2
Accumulated comprehensive loss:
Foreign currency translation	48.1	48.4
Derivatives qualifying as hedges	(0.1)	(0.1)
Minimum pension liability	(77.3)	(77.3)
Total shareholders’ investment	1,770.3	1,714.6

	$3,819.9	$3,756.2

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	6/27/04	6/29/03

Cash flows from operating activities:
Net income from continuing operations	$52.4	$35.3
Non-cash items included in income:
Depreciation and amortization	26.5	20.1
Deferred income taxes	(0.4)	0.5
Tax benefit from stock option exercises	1.2	0.3
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(6.5)	12.2
Inventories	(32.1)	(31.4)
Other current assets	2.4	(1.9)
Payables, accruals and current taxes	19.5	(12.9)
Other non-current assets and liabilities	(4.9)	(4.5)
Net cash provided by operating activities	58.1	17.7

Cash flows from investing activities:
Capital expenditures	(15.2)	(13.2)
Proceeds from sales of businesses	—	14.3
Other	1.2	1.8
Net cash (used) provided by investing activities	(14.0)	2.9

Cash flows from financing activities:
Net change in short-term borrowings	(3.5)	(5.0)
Repayment of long-term debt	(0.9)	(12.1)
Proceeds from exercise of stock options	3.1	1.7
Cash dividends	(1.9)	(1.6)
Other	6.7	4.3
Net cash provided (used) by financing activities	3.5	(12.7)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.1)
Net cash used by discontinued operations	(3.7)	(0.5)

Net increase in cash and cash equivalents	43.7	6.3
Cash and cash equivalents at beginning of period	80.3	28.7

Cash and cash equivalents at end of period	$124.0	$35.0

See Notes to the Interim Consolidated Financial Statements on page 5.

Notes to the Interim Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended
	6/27/04	6/29/03
Net income as reported	$53.6	$34.3
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(2.1)	(1.7)

Pro forma net income	$51.5	$32.6

Net income per share – basic:
Reported	$0.83	$0.65
Pro forma	$0.80	$0.62

Net income per share – diluted:
Reported	$0.81	$0.64
Pro forma	$0.78	$0.61

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

SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial and other markets.  SPS’s former Specialty Materials and Alloys group operates as part of the Investment Cast Products segment.  A new segment, Fastener Products, comprises most of SPS’s former Aerospace Fasteners and Engineered Fasteners groups.  SPS’s former tool group operates as part of the Industrial Products segment.  In addition, three former SPS businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004, and their results are included in discontinued operations.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  PCC is in the process of finalizing the allocation of the purchase price as of June 27, 2004; thus, the allocation of the purchase price is subject to refinement.

12/9/03

Current assets	$355.5
Property, plant and equipment	217.2
Goodwill	640.7
Intangible assets	6.3
Other assets	19.8
Total assets acquired	1,239.5
Notes payable and current portion long-term debt	19.4
Other current liabilities	187.2
Long-term debt	186.7
Other long-term liabilities	117.4
Total liabilities assumed	510.7

Net assets acquired	$728.8

The $6.3 million of acquired intangible assets includes the following:

	Amount	Weighted- Average Useful Life

Patents	$3.0	8.0 years
Proprietary Technology	2.3	15.0 years
Tradenames	0.8	15.0 years
Long-term customer agreements	0.2	1.8 years

	$6.3

The $640.7 million of goodwill was assigned to the Company’s segments as follows:

Investment Cast Products	$170.0
Fastener Products	425.0
Industrial Products	22.3
Businesses held for sale	23.4

$640.7

The goodwill is not deductible for tax purposes.

The following represents the pro forma results of the ongoing operations for PCC and SPS for the three months ended June 29, 2003 as though the acquisition of SPS had occurred at the beginning of the period.  The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended
	6/27/04	6/29/03
Net sales	$738.8	$717.7

Net income	$53.6	$41.4

Net income per share – basic	$0.83	$0.67
Net income per share – diluted	$0.81	$0.66

(4)                                 Discontinued Operations

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

In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction-Magnetics, Mohawk, and Dacar-were classified as held for sale and their results were included in discontinued operations. They were classified as discontinued operations because they were deemed to be non-core to the Company. PCC is currently marketing the operations for sale.

In fiscal 2003, PCC incurred charges associated with the closure or sale of certain businesses within its Fluid Management Products and Industrial Products segments. The PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was sold. In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) and certain intangible assets of Olofsson to minority shareholders of DTI. The closure or sale of these operations was in response to a steady and continual decline in the machine tool industry over the past several years. In addition, PCC closed STW Composites (“STW”) as it was deemed to be a non-core business to PCC. PCC also entered into agreements to sell Barber Industries and Fastener Engineers & Lewis Machine (“FELM”) and began actively marketing PCC Superior Fabrication for sale in the fourth quarter. Barber Industries and FELM were both sold during the first quarter and PCC Superior Fabrication was sold in the fourth quarter of fiscal 2004. The performance of these businesses was not consistent with the Company’s long-term strategy for profitable growth.

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

	Three Months Ended
	6/27/04	6/29/03

Net sales	$28.9	$8.9
Cost of goods sold	22.7	7.5
Selling and administrative expenses	3.7	2.8

Net income (loss) from operations before income taxes	2.5	(1.4)

Income tax expense (benefit)	0.9	(0.5)

Net income (loss) from operations	1.6	(0.9)

Disposal expense	0.4	0.1

Net income (loss) from discontinued operations	$1.2	$(1.0)

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

The following major classes of assets and liabilities are included in discontinued operations in the Consolidated Balance Sheets after adjustment for write-downs to fair value less cost to sell:

	6/27/04	3/28/04
Assets of discontinued operations
Current assets	$34.4	$37.2
Net property, plant and equipment	39.5	39.8
Other assets	23.5	23.7

	$97.4	$100.7

Liabilities of discontinued operations
Short-term borrowings	$—	$0.9
Long-term debt currently due	0.1	0.1
Other current liabilities	30.7	32.2
Long-term debt	0.1	0.2
Other liabilities	11.4	11.5

	$42.3	$44.9

(5)                                 Restructuring Charges

No charges related to restructuring activities were recorded in the first quarter of fiscal 2005 or the first quarter of fiscal 2004.  During fiscal 2004, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $13.9 million.  These charges are summarized below:

The Company recorded $8.5 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions of approximately 435 employees at PCC’s investment castings operations in the United Kingdom and the Company’s forging operations in the United Kingdom and Houston, Texas.  The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.

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

The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

	Balance at 3/28/04	Cash payments	Non-cash adjustments	Balance at 6/27/04
Severance	$5.6	$(2.0)	$0.8	$4.4
Other	0.6	(0.1)	0.4	0.9

	$6.2	$(2.1)	$1.2	$5.3

(6)                                 Inventories

Inventories consisted of the following:

	6/27/04	3/28/04

Finished goods	$137.1	$158.2
Work-in-process	230.0	198.9
Raw materials and supplies	164.9	152.0
	532.0	509.1
LIFO provision	35.7	27.7

Total inventory	$567.7	$536.8

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

The changes in the carrying amount of goodwill by reportable segment for the three months ended June 27, 2004, were as follows:

	Balance at 3/28/04	Acquired	Currency Translation and Other	Balance at 6/27/04

Investment Cast Products	$296.5	$0.8	$0.2	$297.5
Forged Products	512.0	—	(0.4)	511.6
Fastener Products	424.0	2.6	0.3	426.9
Fluid Management Products	274.4	—	0.5	274.9
Industrial Products	113.7	—	—	113.7

Total	$1,620.6	$3.4	$0.6	$1,624.6

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	6/27/04		3/28/04
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Territory access rights	$5.8	$0.4	$5.8	$0.4
Patents	3.0	0.3	3.0	0.1
Proprietary technology	2.3	0.1	2.3	0.1
Customer base	1.6	0.3	1.6	0.2
Non-compete agreements	1.5	0.6	1.5	0.5
Tradenames	0.8	—	0.8	—
Long-term customer agreements	0.2	—	0.2	—

	$15.2	$1.7	$15.2	$1.3

Amortization expense for acquired intangible assets during the first quarter of fiscal 2005 was $0.4 million.  Amortization expense related to finite-lived intangible assets is projected to total $1.5 million for fiscal 2005.  Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2006	$1.2
2007	$1.1
2008	$1.1
2009	$0.7
2010	$0.7

(8)                                 Guarantees

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of June 27, 2004 and March 28, 2004 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(9)                                 Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	6/27/04	6/29/03

Basic weighted average shares outstanding	64.7	52.8
Dilutive stock options	1.1	0.8
Average shares outstanding assuming dilution	65.8	53.6

Basic earnings per share are calculated based on the weighted average number of shares outstanding.  Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three months ending June 27, 2004 and June 29, 2003, stock options to purchase 0.9 and 1.2 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because to do so would have been antidilutive.  These options could be dilutive in the future.

(10)                          Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended
	6/27/04	6/29/03

Net income	$53.6	$34.3
Other comprehensive income (expense), net of tax:
Unrealized translation adjustments	(0.3)	15.6
Unrealized loss on derivatives:
Periodic revaluations, net of income tax of $0.0 and $0.5, respectively	—	(0.8)
Realized in income, net of income tax of $0.0 and $1.1, respectively	—	1.6
Net unrealized loss on derivatives	—	0.8

Total comprehensive income	$53.3	$50.7

(11)                          Pensions and Other Postretirement Benefit Plans

The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans.  In addition, the Company offers postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2004.

The components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Other Postretirement Benefits
	6/27/04	6/29/03	6/27/04	6/29/03

Service cost	$7.7	$5.0	$0.1	$0.1
Interest cost	14.8	11.1	1.2	1.1
Expected return on plan assets	(14.6)	(9.7)	—	—
Recognized net actuarial loss	2.7	2.1	—	—
Amortization of prior service cost	0.4	0.3	—	—
Settlement/curtailment loss	—	1.0	—	—

Net periodic benefit cost	$11.0	$9.8	$1.3	$1.2

The Company made contributions of $17.8 million to the defined benefit pension plans during the first quarter of fiscal year 2005.  Projected contributions are expected to total $90 million for fiscal year 2005.

(12)                          New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) released revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements and is effective for fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003.  The Company has adopted the interim disclosure requirements of SFAS No. 132 for the first quarter ended June 27, 2004.  See Note 11: Pension and Other Postretirement Benefit Plans.

(13)                          Segment Information

The Company’s operations are classified into five reportable business segments: Investment Cast Products, Forged Products, Fastener Products, Fluid Management Products and Industrial Products.  The Company’s five reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	6/27/04	6/29/03
Net sales:
Investment Cast Products	$303.4	$244.5
Forged Products	145.1	126.3
Fastener Products	164.1	—
Fluid Management Products	83.9	73.3
Industrial Products	42.3	31.6

Total net sales	$738.8	$475.7

Operating income (loss):
Investment Cast Products	$55.0	$43.4
Forged Products	18.4	16.2
Fastener Products	16.6	—
Fluid Management Products	6.7	8.4
Industrial Products	5.7	4.4
Corporate expense	(8.8)	(3.2)

Total operating income	93.6	69.2

Interest expense, net	14.7	13.1

Income before income taxes and minority interest	$78.9	$56.1

(14)                          Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of June 27, 2004 and March 28, 2004 and for the three months ended June 27, 2004 and June 29, 2003.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary.  The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non- guarantor subsidiaries to the Company.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Statements of Income

Three Months Ended June 27, 2004

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$529.7	$223.5	$(14.4)	$738.8
Cost of goods sold	—	409.3	178.8	(14.4)	573.7
Selling and administrative expenses	8.9	36.4	26.2	—	71.5
Other (income) expense	(2.8)	—	2.8	—	—
Interest expense (income), net	6.7	9.7	(1.7)	—	14.7
Equity in earnings of subsidiaries	(57.7)	2.1	—	55.6	—

Income (loss) before income tax and minority interest	44.9	72.2	17.4	(55.6)	78.9
Income tax (benefit) expense	(8.7)	29.3	5.4	—	26.0
Minority interest	—	—	(0.5)	—	(0.5)

Net income (loss) from continuing operations	53.6	42.9	11.5	(55.6)	52.4

Net income from discontinued operations	—	—	1.2	—	1.2

Net income (loss)	$53.6	$42.9	$12.7	$(55.6)	$53.6

Condensed Consolidating Statements of Income

Three Months Ended June 29, 2003

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$336.9	$141.3	$(2.5)	$475.7
Cost of goods sold	—	259.2	112.3	(2.5)	369.0
Selling and administrative expenses	3.2	15.7	18.6	—	37.5
Other (income) expense	(3.3)	—	3.3	—	—
Interest expense (income), net	4.2	10.1	(1.2)	—	13.1
Equity in earnings of subsidiaries	(34.9)	4.8	—	30.1	—

Income (loss) before
Income taxes	30.8	47.1	8.3	(30.1)	56.1
Income tax (benefit) expense	(3.5)	23.3	1.0	—	20.8

Net income (loss) from continuing operations	34.3	23.8	7.3	(30.1)	35.3

Net loss from discontinued operations	—	(0.1)	(0.9)	—	(1.0)

Net income (loss)	$34.3	$23.7	$6.4	$(30.1)	$34.3

Condensed Consolidating Balance Sheets

June 27, 2004

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$60.3	$—	$63.7	$—	$124.0
Receivables	304.2	93.8	325.3	(287.0)	436.3
Inventories	—	354.0	213.7	—	567.7
Prepaid expenses	—	8.3	7.2	—	15.5
Income tax receivable	29.0	8.4	4.9	(13.3)	29.0
Deferred income taxes	—	51.1	6.1	(1.7)	55.5
Discontinued operations	—	0.3	34.1	—	34.4

Total current assets	393.5	515.9	655.0	(302.0)	1,262.4

Property, plant and equipment, net	1.1	472.3	268.4	—	741.8
Goodwill, net	—	1,002.8	621.8	—	1,624.6
Deferred income taxes	54.4	—	45.8	(73.6)	26.6
Investments in subsidiaries	2,465.6	292.3	—	(2,757.9)	—
Other assets	72.7	13.0	15.8	—	101.5
Discontinued operations	—	2.7	60.3	—	63.0

	$2,987.3	$2,299.0	$1,667.1	$(3,133.5)	$3,819.9

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$11.3	$—	$11.3
Long-term debt currently due	254.6	0.6	1.6	—	256.8
Accounts payable	2.5	377.6	179.8	(265.5)	294.4
Accrued liabilities	31.6	171.6	90.8	(1.1)	292.9
Income taxes payable	72.8	—	—	(13.3)	59.5
Deferred income taxes	1.7	—	—	(1.7)	—
Discontinued operations	—	12.7	39.6	(21.5)	30.8

Total current liabilities	363.2	562.5	323.1	(303.1)	945.7

Long-term debt	782.2	10.7	10.9	—	803.8
Pension and other postretirement benefit obligations	68.4	98.7	66.2	—	233.3
Deferred tax liability	3.2	70.4	—	(73.6)	—
Other long-term liabilities	—	39.6	15.7	—	55.3
Discontinued operations	—	—	11.5	—	11.5

Shareholders’ investment:
Common stock and paid-in capital	786.7	1,644.1	1,061.8	(2,705.9)	786.7
Retained earnings	1,012.9	(82.7)	157.6	(74.9)	1,012.9
Accumulated other comprehensive loss	(29.3)	(44.3)	20.3	24.0	(29.3)

Total shareholders’ investment	1,770.3	1,517.1	1,239.7	(2,756.8)	1,770.3

	$2,987.3	$2,299.0	$1,667.1	$(3,133.5)	$3,819.9

Condensed Consolidating Balance Sheets

March 28 2004

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$33.2	$—	$47.1	$—	80.3
Receivables	315.1	87.8	324.5	(297.6)	429.8
Inventories	—	329.9	206.9	—	536.8
Prepaid expenses	3.3	3.6	11.0	—	17.9
Income tax receivable	29.0	8.4	—	(8.4)	29.0
Deferred income taxes	—	52.3	10.8	(6.6)	56.5
Discontinued operations	—	2.2	35.0	—	37.2

Total current assets	380.6	484.2	635.3	(312.6)	1,187.5

Property, plant and equipment, net	0.9	478.5	278.0	—	757.4
Goodwill, net	—	1,001.9	618.7	—	1,620.6
Deferred income taxes	34.2	—	62.4	(73.3)	23.3
Investments in subsidiaries	2,412.9	283.9	—	(2,696.8)	—
Other assets	73.2	13.8	16.9	—	103.9
Discontinued operations	—	2.7	60.8	—	63.5

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$14.8	$—	$14.8
Long-term debt currently due	235.9	0.6	2.0	—	238.5
Accounts payable	3.4	367.8	190.5	(272.3)	289.4
Accrued liabilities	31.5	179.2	91.9	(1.1)	301.5
Income taxes payable	39.6	—	4.2	(8.4)	35.4
Deferred income taxes	6.6	—	—	(6.6)	—
Discontinued operations	—	16.0	42.5	(25.3)	33.2

Total current liabilities	317.0	563.6	345.9	(313.7)	912.8

Long-term debt	801.0	11.3	10.7	—	823.0
Pension and other postretirement benefit obligations	69.2	102.7	65.5	—	237.4
Deferred income taxes	—	73.3	—	(73.3)	—
Other long-term liabilities	—	39.9	16.8	—	56.7
Discontinued operations	—	—	11.7	—	11.7

Shareholders’ investment:
Common stock and paid-in capital	782.4	1,644.1	1,055.8	(2,699.9)	782.4
Retained earnings	961.2	(125.6)	144.9	(19.3)	961.2
Accumulated other comprehensive loss	(29.0)	(44.3)	20.8	23.5	(29.0)

Total shareholders investment	1,714.6	1,474.2	1,221.5	(2,695.7)	1,714.6

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 27, 2004

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$21.6	$23.2	$20.0	$(6.7)	$58.1

Capital expenditures	(0.3)	(9.8)	(5.1)	—	(15.2)
Investments in subsidiaries	4.5	(10.5)	6.0	—	—
Proceeds from sale of discontinued operations
Other investing activities, net	—	(2.9)	4.1	—	1.2

Net cash provided (used) by investing activities	4.2	(23.2)	5.0	—	(14.0)

Net change in short-term borrowings	—	—	(3.5)	—	(3.5)
Issuance of long-term debt	—	—	—	—	—
Repayment of long-term debt	—	(0.6)	(0.3)	—	(0.9)
Proceeds from exercise of stock options	3.1	—	—	—	3.1
Cash dividends	(1.9)	—	—	—	(1.9)
Other financing activities, net	0.1	0.6	(0.7)	6.7	6.7

Net cash provided (used) by financing activities	1.3	—	(4.5)	6.7	3.5

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net cash used by discontinued operations	—	—	(3.7)	—	(3.7)

Net increase in cash and cash equivalents	27.1	—	16.6	—	43.7

Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$60.3	$—	$63.7	$—	$124.0

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 29, 2003

(unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$10.5	$16.1	$8.3	$(17.2)	$17.7

Capital expenditures	(0.1)	(7.1)	(6.0)	—	(13.2)
Investments in subsidiaries	—	(2.7)	—	2.7	—
Other	14.3	—	1.8	—	16.1

Net cash provided (used) by investing activities	14.2	(9.8)	(4.2)	2.7	2.9

Repayment of long-term debt	—	—	(5.0)	—	(5.0)
Net change in short-term borrowings	(12.1)	—	—	—	(12.1)
Common stock issued	1.6	(3.9)	11.5	(7.5)	1.7
Cash dividends	(1.6)	—	—	—	(1.6)
Other	(13.4)	(0.1)	(4.2)	22.0	4.3

Net cash (used) provided by financing activities	(25.5)	(4.0)	2.3	14.5	(12.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.1)	—	(1.1)

Net cash provided (used) by discontinued operations	—	0.1	(0.6)	—	(0.5)

Net (decrease) increase in cash and cash equivalents	(0.8)	2.4	4.7	—	6.3

Cash and cash equivalents at beginning of year	7.5	0.1	21.1	—	28.7

Cash and cash equivalents at end of year	$6.7	$2.5	$25.8	$—	$35.0

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended June 27, 2004 and June 29, 2003

Sales for the first quarter of fiscal 2005 were $738.8 million, up $263.1 million, or 55.3 percent from $475.7 million in the same quarter last year.  The addition of the SPS businesses contributed $211.4 million to the current quarter’s sales.  Improved economic conditions in the aerospace and power generation markets lead to increased sales in the Investment Cast Products, Forged Products and Fluid Management Products segments.  In addition, continued expansion of the Company’s metal injection molding technology in the automotive sector and strength in the pulp and paper market contributed to higher sales in the Industrial Products segment.

Net income from continuing operations for the first quarter of fiscal 2005 was $52.4 million, or $0.80 per share (diluted).  By comparison, net income from continuing operations for the first quarter of fiscal 2004 was $35.3 million, or $0.66 per share (diluted).  Net income (after discontinued operations) for the first quarter of fiscal 2005 was $53.6 million, or $0.81 per share (diluted), compared with $34.3 million, or $0.64 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first quarter of fiscal 2005 was $14.7 million, compared with $13.1 million for the first quarter last year. The higher expense is primarily due to higher debt levels compared to the same quarter last year as a result of debt issued to finance the acquisition of SPS.

The effective tax rate for the first quarter of fiscal 2005 was 33.0 percent, 4.1 percentage points lower than the 37.1 percent effective rate in the same quarter last year.  This improvement is primarily due to the implementation of tax strategies related to prior year restructuring activities in Europe.

Restructuring

The Company continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  Based on the Company’s most recent assessment, there are no approved plans to restructure operations in fiscal 2005.

Discontinued Operations

Net income from discontinued operations was $1.2 million in the first quarter of fiscal 2005 compared with a net loss of $1.0 million in the same quarter last year.  The current year net income primarily includes the operating results of three businesses acquired in the SPS transaction – Magnetics, Mohawk, and Dacar – that were classified as held for sale in the third quarter of fiscal 2004.  The Company continues to actively seek buyers for these businesses.  The prior year net loss primarily includes operating losses associated with Newmans, a valve distribution company formerly in the Fluid Management Products segment that was sold in the third quarter of fiscal 2004.  The discontinued operations provided net income totaling $0.01 per share (diluted) in the first quarter of fiscal 2005 and a net loss of $0.02 per share (diluted) in the same quarter last year.

Results of Operations by Segment - Comparison Between Three Months Ended June 27, 2004 and June 29, 2003

Investment Cast Products

Investment Cast Products’ sales increased 24.1 percent from $244.5 million in the first quarter of fiscal 2004 to $303.4 million this year.  Operating income for the segment increased 26.7 percent from $43.4 million, or 17.8 percent of sales, in the first quarter a year ago to $55.0 million, or 18.1 percent of sales, in the first quarter of fiscal 2005.  The segment’s sales benefited from the addition of the SPS Specialty Materials and Alloys Group (“SMAG”) and recovering demand from the aerospace and IGT aftermarket sectors.  The operating income improvement reflected the impact of the higher sales volume.

Sales within this segment will continue to benefit from increased demand from both the aerospace and power generation markets through the remainder of fiscal 2005.  The leverage from higher volumes should result in measured improvement in operating margins through the fiscal year.

Forged Products

Forged Products’ sales were $145.1 million for the quarter, an increase of 14.9 percent, compared to sales of $126.3 million in the first quarter of fiscal 2004.  Operating income increased 13.6 percent from $16.2 million in the first quarter of fiscal 2004 to $18.4 million in the same quarter this year, while operating income as a percent of sales decreased slightly from 12.8 percent to 12.7 percent of sales.  The higher sales were primarily due to increased demand for military aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Although sales were higher, a shift to lower-margin energy products, and substantial increases in raw material costs, adversely impacted margins for the segment.

Sales for the remainder of fiscal 2005 within the Forged Products segment will be favorably impacted by the strong demand for seamless pipe used for energy plant construction, in addition to continued improvement in the aerospace after-market.  Operating income benefit from the higher sales volume; however, margin improvement will be tempered due to increased sales of lower margin energy products and the impact of higher material costs in the first half of the fiscal year.

Fastener Products

The Fastener Products is primarily comprised of SPS’s former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003.  The segment reported $164.1 million of sales with operating income of $16.6 million, or 10.1 percent, in the first quarter of fiscal 2005, as it started to capitalize on opportunities for market share gains at major aerospace customers.  Cost take-outs and improved manufacturing processes have significantly improved operating margins since the acquisition of SPS.  Synergies are larger than originally planned and are being achieved sooner than expected.

Sales within this segment should show modest growth for the remainder of fiscal 2005, and operating margins should improve in future quarters due to continuing realization of synergies, cost take-outs and leverage from increased sales.

Fluid Management Products

Fluid Management Products’ sales increased 14.5 percent from $73.3 million in the first quarter of fiscal 2004 to $83.9 million this year.  Operating income declined from $8.4 million, or 11.5 percent of sales, in the first quarter of last year to $6.7 million, or 8.0 percent of sales, in the first quarter of this year.  The higher sales compared to last year was primarily due to increased sales of lower-margin products to the industrial, water, waste management and other markets.  The decrease in operating income was principally due to downward pricing pressure on margins related to higher material costs and an increase in lower-margin general industrial products, plus the impact of non-recurring income recorded last year resulting from a reduction in an environmental reserve.

Industrial Products

Industrial Products’ sales of $42.3 million for the first quarter of fiscal 2005 increased 33.9 percent from $31.6 million in the same period last year.  Operating income improved to $5.7 million in the first quarter of fiscal 2005 compared with $4.4 million in the same period last year.  Although operating income improved, operating margins declined to 13.5 percent in the first quarter of fiscal 2005 from 13.9 percent in the same period last year.  The sales increase was primarily due to higher sales to the aerospace and pulp and paper markets, as well as improvement in automotive sales to the European market due to expansion of the Company’s metal injection molding technology.  The decline in operating margin compared to the first quarter of fiscal 2004 is primarily due to the addition of the SPS Precision Tool Group, which has lower margins compared to the base businesses, plus the impact of increased administrative costs, partially offset by leverage from the higher sales volumes in the base businesses.

Overall, the Industrial Products segment will continue to benefit from the consolidation of the Reed-Rico and the SPS tooling businesses, which will increase PCC’s worldwide share of the fastener tooling market.  Operating margins are expected to increase as a result of improved cost structures and leverage from higher volume.

Changes in Financial Condition and Liquidity

Total assets of $3,819.9 million at June 27, 2004 represented a $63.7 million increase from the $3,756.2 million balance at March 28, 2004.  Total capitalization at June 27, 2004 was $2,842.4 million, consisting of $1,072.1 million of debt and $1,770.3 million of equity.  The debt-to-capitalization ratio was 37.7 percent compared to 38.6 percent at the end of fiscal 2004.

Cash requirements for the first three months of fiscal 2005 included $16.7 million for increased working capital, $17.8 million of pension contributions ($15.0 million were voluntary), $15.2 million for capital expenditures, $4.4 million of debt payments, $1.9 million for dividends and $3.7 million for discontinued operations.  These requirements were funded by $52.4 million of net income from continuing operations, adjusted for $26.5 million of depreciation and amortization, $0.8 million of deferred income taxes and $3.1 million from the sale of stock through stock option exercises and ESPP purchases, and $20.6 million from other activities.

Capital spending in the first quarter of fiscal 2005 principally provided for maintenance, expansion and cost reduction projects.  Capital spending for fiscal 2005 is expected to be higher than spending in fiscal 2004 due to additional capital expenditures associated with SPS and will include projects to reduce costs, maintain production and provide for improved safety throughout the Company.

Management believes that the Company can fund requirements for working capital, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

Forward-Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, fluid management, automotive, and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies, and insurance; the cost of pension benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk exposure since March 28, 2004.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders and Issuer Purchases of Securities

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

(b)  Reports on Form 8-K

Current Report on Form 8-K dated July 12, 2004 (Item 12).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: August 6 , 2004	/s/ William D. Larsson
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)