Form 10-Q
period 2004-09-30
PRECISION CASTPARTS CORP
filed 2004-11-05
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 26, 2004

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

Yes   ☒  No   ☐

Number of shares of Common Stock, no par value, outstanding as of October 29, 2004: 65,150,330

Note:     This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/26/04	9/28/03

Net sales	$697.5	$412.5
Cost of goods sold	537.3	314.9
Selling and administrative expenses	59.4	33.6
Provision for restructuring	—	8.4
Interest expense, net	14.8	12.5

Income before income taxes and minority interest	86.0	43.1
Income tax expense	28.5	15.7
Minority interest	(0.3)	(0.1)

Net income from continuing operations	57.2	27.3
Net loss from discontinued operations	(240.2)	(12.8)

Net (loss) income	$(183.0)	$14.5

Net income (loss) per common share – basic:
Net income from continuing operations	$0.88	$0.52
Net loss from discontinued operations	(3.70)	(0.25)

	$(2.82)	$0.27

Net income (loss) per common share – diluted:
Net income from continuing operations	$0.86	$0.51
Net loss from discontinued operations	(3.62)	(0.24)

	$(2.76)	$0.27

Average common shares outstanding:
Basic	64.9	52.9
Diluted	66.2	54.0

See Notes to the Interim Consolidated Financial Statements on page 6.

	Six Months Ended
	9/26/04	9/28/03

Net sales	$1,365.6	$825.9
Cost of goods sold	1,056.3	638.4
Selling and administrative expenses	118.0	59.6
Provision for restructuring	—	8.4
Interest expense, net	29.4	25.4

Income before income taxes and minority interest	161.9	94.1
Income tax expense	53.4	33.7
Minority interest in earnings of consolidated entities	(0.8)	(0.3)

Net income from continuing operations	107.7	60.1
Net loss from discontinued operations	(237.1)	(11.3)

Net (loss) income	$(129.4)	$48.8

Net income (loss) per common share – basic:
Net income from continuing operations	$1.66	$1.14
Net loss from discontinued operations	(3.66)	(0.22)
	$(2.00)	$0.92

Net income (loss) per common share – diluted:
Net income from continuing operations	$1.63	$1.12
Net loss from discontinued operations	(3.59)	(0.21)
	$(1.96)	$0.91

Average common shares outstanding:
Basic	64.8	52.9
Diluted	66.0	53.8

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	(Unaudited)
	9/26/04	3/28/04
ASSETS
Current assets:
Cash and cash equivalents	$162.2	$80.3
Receivables, net	426.4	389.0
Inventories	480.4	453.6
Prepaid expenses	13.8	16.3
Income tax receivable	4.7	29.0
Deferred income taxes	47.7	50.8
Discontinued operations	158.6	168.5
Total current assets	1,293.8	1,187.5

Property, plant and equipment, at cost	1,236.5	1,219.1
Less - accumulated depreciation	(557.3)	(514.7)
Net property, plant and equipment	679.2	704.4

Goodwill, net	1,416.7	1,401.8
Acquired intangible assets, net	5.7	6.1
Deferred income taxes	19.1	23.3
Other assets	86.5	88.9
Discontinued operations	105.3	344.2

	$3,606.3	$3,756.2

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$7.7	$14.8
Long-term debt currently due	278.8	238.5
Accounts payable	300.5	255.2
Accrued liabilities	309.5	284.3
Income taxes payable	35.0	34.3
Discontinued operations	27.6	85.7
Total current liabilities	959.1	912.8

Long-term debt	767.7	823.0
Pension and other postretirement benefit obligations	215.0	230.4
Other long-term liabilities	52.4	52.3
Discontinued operations	21.7	23.1
Total liabilities	2,015.9	2,041.6

Shareholders’ investment:
Common stock	65.0	64.7
Paid-in capital	726.9	717.7
Retained earnings	828.0	961.2
Accumulated comprehensive loss:
Foreign currency translation	47.8	48.4
Derivatives qualifying as hedges	—	(0.1)
Minimum pension liability	(77.3)	(77.3)
Total shareholders’ investment	1,590.4	1,714.6

	$3,606.3	$3,756.2

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/26/04	9/28/03

Cash flows from operating activities:
Net income from continuing operations	$107.7	$60.1
Non-cash items included in income:
Depreciation and amortization	47.0	36.4
Deferred income taxes	14.1	1.1
Tax benefit from stock option exercises	2.8	1.2
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(37.4)	1.6
Inventories	(28.0)	(18.6)
Other current assets	26.8	19.6
Payables, accruals and current taxes	3.0	(17.0)
Other non-current assets and liabilities	(19.0)	(13.7)
Net cash provided by operating activities	117.0	70.7

Cash flows from investing activities:
Capital expenditures	(25.4)	(23.1)
Acquisitions of businesses	(1.4)	—
Proceeds from sales of businesses	—	14.3
Other	1.2	3.4
Net cash used by investing activities	(25.6)	(5.4)

Cash flows from financing activities:
Net change in short-term borrowings	(5.0)	(23.4)
Repayment of long-term debt	(15.0)	(40.0)
Proceeds from exercise of stock options	6.7	4.9
Cash dividends	(3.8)	(3.1)
Other	1.7	(5.1)
Net cash used by financing activities	(15.4)	(66.7)

Effect of exchange rate changes on cash and cash equivalents	1.9	(0.1)
Net cash provided by discontinued operations	4.0	3.4

Net increase in cash and cash equivalents	81.9	1.9
Cash and cash equivalents at beginning of period	80.3	28.7

Cash and cash equivalents at end of period	$162.2	$30.6

See Notes to the Interim Consolidated Financial Statements on page 6.

Notes to the Interim Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data)

(1)              Basis of Presentation

The interim consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC” or the “Company”), without audit and subject to year-end adjustment, in accordance with generally accepted accounting principles, except that certain information and footnote disclosures made in the latest annual report have been condensed or omitted for the interim statements.  Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period.  The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods.  All adjustments are of a normal recurring nature.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

	Three Months Ended		Six Months Ended
	9/26/04	9/28/03	9/26/04	9/28/03

Net (loss) income as reported	$(183.0)	$14.5	$(129.4)	$48.8
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(2.1)	(1.7)	(4.2)	(5.4)

Pro forma net (loss) income	$(185.1)	$12.8	$(133.6)	$43.4

Net (loss) income per share – basic:
Reported	$(2.82)	$0.27	$(2.00)	$0.92
Pro forma	$(2.85)	$0.24	$(2.06)	$0.82

Net (loss) income per share – diluted:
Reported	$(2.76)	$0.27	$(1.96)	$0.91
Pro forma	$(2.80)	$0.24	$(2.02)	$0.81

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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  Since the date of acquisition, the allocated goodwill increased by $8.1 million, primarily due to revised estimates of the fair value of the businesses classified as held for sale.

12/9/03

Current assets	$354.7
Property, plant and equipment	214.5
Goodwill	645.4
Intangible assets	6.3
Other assets	19.8
Total assets acquired	1,240.7
Notes payable and current portion long-term debt	19.4
Other current liabilities	188.4
Long-term debt	186.7
Other long-term liabilities	117.4
Total liabilities assumed	511.9

Net assets acquired	$728.8

The $6.3 million of acquired intangible assets includes the following:

		Weighted-
		Average
	Amount	Useful Life

Patents	$3.0	8.0 years
Proprietary Technology	2.3	15.0 years
Tradenames	0.8	15.0 years
Long-term customer agreements	0.2	1.8 years

	$6.3

The $645.4 million of goodwill was assigned to the Company’s segments as follows:

Investment Cast Products	$170.0
Fastener Products	436.8
Industrial Products	22.3
Businesses held for sale	16.3

$645.4

The goodwill is not deductible for tax purposes.

The following represents the pro forma results of the ongoing operations for PCC and SPS for the three and six months ended September 28, 2003 as though the acquisition of SPS had occurred at the beginning of the period.  The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	9/26/04	9/28/03	9/26/04	9/28/03

Net sales	$697.5	$638.2	$1,365.6	$1,293.6

Net (loss) income	$(183.0)	$19.9	$(129.4)	$60.9

Net (loss) income per share – basic	$(2.82)	$0.32	$(2.00)	$0.98

Net (loss) income per share – diluted	$(2.76)	$0.31	$(1.96)	$0.97

(4)                                 Discontinued Operations

In the second quarter of fiscal 2005, the Company entered into agreements to sell the pumps and valves businesses of PCC Flow Technologies and reclassified the businesses held for sale from the Fluid Management Products segment to discontinued operations.  It was determined that these businesses did not fit with the Company’s core competencies and strategic objectives.  The E-One sewer and detection system operation of the Fluid Management Products segment was retained and is now included in the Industrial Products segment.  PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million in the current quarter, of which $219.1 million was associated with the write-down of goodwill.  The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell.  Approximately $240.0 million of the charge was non-cash.

In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction-Magnetics, Mohawk, and Dacar-were classified as held for sale and their results were included in discontinued operations. They were classified as discontinued operations because they were deemed to be non-core to the Company.  Dacar was sold in late September 2004 and the Magnetics and Mohawk businesses are currently being marketed.

In the second quarter of fiscal 2004, the Company decided to sell Newmans, a valve distribution company of PCC Flow Technologies. It was determined that Newmans’ distribution business did not fit with PCC’s manufacturing-focused operations and was not performing to the Company’s expectations. The Company’s decision to sell Newmans resulted in a charge of $19.2 million related to the write-down of remaining inventory and property, plant and equipment to fair value less cost to sell, the write-down of account receivable and other current assets to net realizable value, and incremental costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.  The Newmans business was sold in the third quarter of fiscal 2004.

In fiscal 2003, PCC incurred charges associated with the closure or sale of certain businesses of PCC Flow Technologies and the Industrial Products segment. The PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was sold. In addition, the Company sold its controlling interest in Design Technologies International (“DTI”) and certain intangible assets of Olofsson to minority shareholders of DTI. The closure or sale of these operations was in response to a steady and continual decline in the machine tool industry. In addition, PCC closed STW Composites (“STW”) as it was deemed to be a non-core business to PCC. PCC also entered into agreements to sell Barber Industries and Fastener Engineers & Lewis Machine (“FELM”) and began actively marketing PCC Superior Fabrication for sale in the fourth quarter. Barber Industries and FELM were both sold during the first quarter and PCC Superior Fabrication was sold in the fourth quarter of fiscal 2004. The performance of these businesses was not consistent with the Company’s long-term strategy for profitable growth.

The operating results of these businesses are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/26/04	9/28/03	9/26/04	9/28/03

Net sales	$98.6	$71.5	$198.1	$142.6
Cost of goods sold	75.5	55.2	152.8	108.1
Selling and administrative expenses	15.3	15.7	31.9	30.0
Interest expense	0.1	—	0.2	—
Restructuring	—	0.1	—	0.1

Net income from discontinued operations before income taxes and minority interest	7.7	0.5	13.2	4.4
Income tax expense	2.8	0.6	4.8	2.8
Minority Interest	—	—	—	(0.1)

Net income (loss) from discontinued operations	4.9	(0.1)	8.4	1.5

Loss on disposal	245.1	12.7	245.5	12.8

Net loss from discontinued operations	$(240.2)	$(12.8)	$(237.1)	$(11.3)

The following major classes of assets and liabilities are included in discontinued operations in the Consolidated Balance Sheets after adjustment for write-downs to fair value less cost to sell:

	9/26/04	3/28/04

Assets of discontinued operations
Current assets	$158.6	$168.5
Net property, plant and equipment	86.0	92.8
Other assets	19.3	251.4

	$263.9	$512.7

Liabilities of discontinued operations
Short-term borrowings	$—	$0.9
Long-term debt currently due	—	0.1
Other current liabilities	27.6	84.7
Long-term debt	—	0.2
Other liabilities	21.7	22.9

	$49.3	$108.8

(5)              Restructuring Charges

No charges related to restructuring activities were recorded in the first or second quarters of fiscal 2005.  During fiscal 2004, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $10.9 million.  These charges are summarized below:

The Company recorded $8.4 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions of approximately 435 employees at PCC’s investment castings operations in the United Kingdom and the Company’s forging operations in the United Kingdom and Houston, Texas.  The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.

The Company recorded $0.3 million of restructuring charges in the fourth quarter of fiscal 2004 to provide for severance associated with the consolidation of the Reed-Rico thread-rolling facility in Holden, Massachusetts, into the newly acquired SPS thread-rolling operations in Shannon, Ireland.  The restructuring plans called for termination of approximately 100 employees through the second quarter of fiscal 2005.  In conjunction with the consolidation of the Reed-Rico and SPS thread-rolling operations, equipment at Reed-Rico was written down to net realizable value, resulting in an impairment charge of $2.2 million.

The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

	Balance at 3/28/04	Cash payments	Non-cash adjustments	Balance at 9/26/04
Severance	$4.7	$(2.0)	$(0.3)	$2.4
Other	0.3	—	—	0.3

	$5.0	$(2.0)	$(0.3)	$2.7

(6)              Inventories

Inventories consisted of the following:

	9/26/04	3/28/04

Finished goods	$127.1	$136.1
Work-in-process	210.8	186.2
Raw materials and supplies	115.5	103.6
	453.4	425.9
LIFO provision	27.0	27.7

Total inventory	$480.4	$453.6

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

The Company completed its goodwill assessment test during the second quarter of fiscal 2005, and it was determined that the fair value of the related operations was greater than book value other than for the pumps and valves businesses of PCC Flow Technologies.  As a result, no write-down for impairment of goodwill was required except for the write-down of goodwill associated with the decision to sell the pumps and valves businesses of PCC Flow Technologies.  See Note 4 for further discussion.

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 26, 2004, were as follows:

	Balance at 3/28/04	Acquired	Currency Translation and Other	Balance at 9/26/04

Investment Cast Products	$296.5	$0.8	$(0.1)	$297.2
Forged Products	512.0	1.0	(1.3)	511.7
Fastener Products	424.0	14.4	—	438.4
Industrial Products	169.3	—	0.1	169.4

Total	$1,401.8	$16.2	$(1.3)	$1,416.7

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	9/26/04		3/28/04
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$3.0	$0.5	$3.0	$0.2
Proprietary technology	2.4	0.1	2.4	0.1
Tradenames	0.8	—	0.8	—
Long-term customer agreements	0.2	0.1	0.2	—

	$6.4	$0.7	$6.4	$0.3

Amortization expense for acquired intangible assets during the second quarter of fiscal 2005 was $0.2 million.  Amortization expense related to finite-lived intangible assets is projected to total $0.9 million for fiscal 2005.  Projected amortization expense for the succeeding five fiscal years is as follows:

Estimated
Amortization
Fiscal Year	Expense
2006	$0.7
2007	$0.6
2008	$0.5
2009	$0.4
2010	$0.4

(8)              Guarantees

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of September 26, 2004 and March 28, 2004 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(9)              Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	9/26/04	9/28/03	9/26/04	9/28/03

Basic weighted average shares outstanding	64.9	52.9	64.8	52.9
Dilutive stock options	1.3	1.1	1.2	0.9
Average shares outstanding assuming dilution	66.2	54.0	66.0	53.8

Basic earnings per share are calculated based on the weighted average number of shares outstanding.  Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and six months ending September 26, 2004, stock options to purchase 0.02 and 0.9 million shares of common stock, respectively, were not dilutive.  For both the three and six months ended September 28, 2003, stock options to purchase 0.9 shares of common stock were not dilutive.  These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive.  These options could be dilutive in the future.

(10)       Comprehensive (Loss) Income

Comprehensive (loss) income consisted of the following:

	Three Months Ended		Six Months Ended
	9/26/04	9/28/03	9/26/04	9/28/03

Net (loss) income	$(183.0)	$14.5	$(129.4)	$48.8

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(0.3)	6.3	(0.6)	21.9

Unrealized gain (loss) on derivatives:
Periodic revaluations, net of income tax of $0, $0, $0 and $0.3	—	0.1	—	(0.7)
Reclassified to income, net of income tax of $0, $0.6, $0 and $1.2	(0.1)	1.7	(0.1)	3.3
	(0.1)	1.8	(0.1)	2.6

Total comprehensive (loss) income	$(183.4)	$22.6	$(130.1)	$73.3

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

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/26/04	9/28/03	9/26/04	9/28/03

Service cost	$6.3	$5.0	$14.0	$10.0
Interest cost	13.0	11.1	27.8	22.2
Expected return on plan assets	(12.8)	(9.7)	(27.4)	(19.4)
Recognized net actuarial loss	2.5	2.1	5.2	4.2
Amortization of prior service cost	0.3	0.3	0.7	0.6
Settlement/curtailment loss	—	1.0	—	2.0

Net periodic benefit cost	$9.3	$9.8	$20.3	$19.6

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/26/04	9/28/03	9/26/04	9/28/03

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.9	1.1	2.1	2.2

Net periodic benefit cost	$1.0	$1.2	$2.3	$2.4

The Company made contributions of $19.5 million to the defined benefit pension plans during the second quarter of fiscal year 2005.  Projected contributions are expected to total approximately $90 million for fiscal year 2005.

(12)       New Accounting Pronouncements

There are no new accounting standards that have not been adopted by the Company.

(13)       Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products.  The change from five reportable segments to four reportable segments in the current quarter is the result of the reclassification of the former Fluid Management Products segment to discontinued operations and the transfer of E-One to the Industrial Products segment for all periods presented.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	9/26/04	9/28/03
Net sales:
Investment Cast Products	$326.3	$247.0
Forged Products	147.3	121.8
Fastener Products	165.1	—
Industrial Products	58.8	43.7
Total net sales	$697.5	$412.5

Operating income (loss):
Investment Cast Products	$61.0	$47.0
Forged Products	18.7	15.8
Fastener Products	21.4	—
Industrial Products	10.7	8.2
Corporate expense	(11.0)	(7.0)

Total operating income	100.8	64.0

Provision for restructuring	—	8.4

Interest expense, net	14.8	12.5

Income before income taxes and minority interest	$86.0	$43.1

	Six Months Ended
	9/26/04	9/28/03
Net sales:
Investment Cast Products	$629.7	$491.5
Forged Products	292.4	248.1
Fastener Products	329.2	—
Industrial Products	114.3	86.3
Total net sales	$1,365.6	$825.9

Operating income (loss):
Investment Cast Products	$116.0	$90.4
Forged Products	37.1	32.0
Fastener Products	38.0	—
Industrial Products	20.0	15.7
Corporate expense	(19.8)	(10.2)

Total operating income	191.3	127.9

Provision for restructuring	—	8.4

Interest expense, net	29.4	25.4
Income before income taxes and minority interest	$161.9	$94.1

	9/26/04	3/28/04
Total assets:
Investment Cast Products	$812.5	$776.5
Forged Products	926.6	911.8
Fastener Products	834.1	850.2
Industrial Products	337.8	327.9
Corporate	418.1	367.9
Discontinued operations	277.2	521.9
Total assets	$3,606.3	$3,756.2

(14)       Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s following registered securities: $200 million 5.6% Senior Notes due 2013, $200 million 8.75% Senior Notes due 2005 and $150 million 6.75% Senior Notes due 2007.  The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of September 26, 2004 and March 28, 2004 and for the three and six months ended September 26, 2004 and September 28, 2003.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary.  The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non- guarantor subsidiaries to the Company.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Statements of Income

Three Months Ended September 26, 2004

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$554.6	$155.8	$(12.9)	$697.5
Cost of goods sold	—	423.6	126.6	(12.9)	537.3
Selling and administrative expenses	10.9	35.1	13.4	—	59.4
Other (income) expense	(2.5)	—	2.5	—	—
Interest expense (income), net	6.6	10.3	(2.1)	—	14.8
Equity in earnings of subsidiaries	171.6	4.3	—	(175.9)	—

Income (loss) before income tax and minority interest	(186.6)	81.3	15.4	175.9	86.0
Income tax (benefit) expense	(3.6)	30.1	2.0	—	28.5
Minority interest	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operations	(183.0)	51.2	13.1	175.9	57.2

Net loss from discontinued operations	—	(0.1)	(240.1)	—	(240.2)

Net (loss) income	$(183.0)	$51.1	$(227.0)	$175.9	$(183.0)

Condensed Consolidating Statements of Income

Three Months Ended September 28, 2003

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$342.5	$71.9	$(1.9)	$412.5
Cost of goods sold	—	257.7	59.1	(1.9)	314.9
Selling and administrative expenses	7.0	18.9	7.7	—	33.6
Provision for restructuring	—	(0.2)	8.6	—	8.4
Other (income) expense	(1.9)	—	1.9	—	—
Interest expense (income), net	3.2	10.2	(0.9)	—	12.5
Equity in earnings of subsidiaries	(14.6)	2.7	—	11.9	—

Income (loss) before Income taxes	6.3	53.2	(4.5)	(11.9)	43.1
Income tax (benefit) expense	(8.2)	23.9	—	—	15.7
Minority interest	—	—	(0.1)	—	(0.1)

Net income (loss) from continuing operations	14.5	29.3	(4.6)	(11.9)	27.3

Net loss from discontinued operations	—	—	(12.8)	—	(12.8)

Net income (loss)	$14.5	$29.3	$(17.4)	$(11.9)	$14.5

Condensed Consolidating Statements of Income

Six Months Ended September 26, 2004

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,084.3	$308.6	$(27.3)	$1,365.6
Cost of goods sold	—	832.9	250.7	(27.3)	1,056.3
Selling and administrative expenses	19.8	71.5	26.7	—	118.0
Other (income) expense	(5.3)	—	5.3	—	—
Interest expense (income), net	13.3	20.0	(3.9)	—	29.4
Equity in earnings of subsidiaries	113.9	6.4	—	(120.3)	—

Income (loss) before income tax and minority interest	(141.7)	153.5	29.8	120.3	161.9

Income tax (benefit) expense	(12.3)	59.4	6.3	—	53.4
Minority interest	—	—	(0.8)	—	(0.8)

Net income (loss) from continuing operations	(129.4)	94.1	22.7	120.3	107.7

Net loss from discontinued operations	—	(0.1)	(237.0)	—	(237.1)

Net (loss) income	$(129.4)	$94.0	$(214.3)	$120.3	$(129.4)

Condensed Consolidating Statements of Income

Six Months Ended September 28, 2003

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$679.4	$150.9	$(4.4)	$825.9
Cost of goods sold	—	516.9	125.9	(4.4)	638.4
Selling and administrative expenses	10.2	34.6	14.8	—	59.6
Provision for restructuring	—	(0.2)	8.6	—	8.4
Other (income) expense	(5.2)	—	5.2	—	—
Interest expense (income), net	7.4	20.3	(2.3)	—	25.4
Equity in earnings of subsidiaries	(49.5)	7.5	—	42.0	—

Income (loss) before income taxes and minority interest	37.1	100.3	(1.3)	(42.0)	94.1
Income tax (benefit) expense	(11.7)	47.2	(1.8)	—	33.7
Minority interest	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operations	48.8	53.1	0.2	(42.0)	60.1

Net loss from discontinued operations	—	(0.1)	(11.2)	—	(11.3)

Net income (loss)	$48.8	$53.0	$(11.0)	$(42.0)	$48.8

Condensed Consolidating Balance Sheets

September 26, 2004

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$82.8	$3.4	$76.0	$—	$162.2
Receivables	256.1	111.7	298.5	(239.9)	426.4
Inventories	—	344.7	135.7	—	480.4
Prepaid expenses	—	7.5	6.3	—	13.8
Income tax receivable	4.8	8.3	4.6	(13.0)	4.7
Deferred income taxes	2.4	50.5	—	(5.2)	47.7
Discontinued operations	—	0.1	158.5	—	158.6

Total current assets	346.1	526.2	679.6	(258.1)	1,293.8

Property, plant and equipment, net	1.2	465.5	212.5	—	679.2
Goodwill, net	—	1,004.0	412.7	—	1,416.7
Deferred income taxes	46.0	—	49.4	(76.3)	19.1
Investments in subsidiaries	2,300.2	294.5	—	(2,594.7)	—
Other assets	72.1	13.1	7.0	—	92.2
Discontinued operations	—	0.9	104.4	—	105.3

	$2,765.6	$2,304.2	$1,465.6	$(2,929.1)	$3,606.3

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$7.7	$—	$7.7
Long-term debt currently due	276.8	0.6	1.4	—	278.8
Accounts payable	3.3	324.7	177.9	(205.4)	300.5
Accrued liabilities	30.4	185.8	94.4	(1.1)	309.5
Income taxes payable	48.0	—	—	(13.0)	35.0
Deferred income taxes	—	—	5.2	(5.2)	—
Discontinued operations	—	13.6	48.5	(34.5)	27.6

Total current liabilities	358.5	524.7	335.1	(259.2)	959.1

Long-term debt	747.5	10.7	9.5	—	767.7
Pension and other postretirement benefit obligations	64.0	93.5	57.5	—	215.0
Deferred tax liability	5.2	71.1	7.8	(76.3)	7.8
Other long-term liabilities	—	35.7	8.9	—	44.6
Discontinued operations	—	—	21.7	—	21.7

Shareholders’ investment:
Common stock and paid-in capital	791.9	1,644.1	1,074.7	(2,718.8)	791.9
Retained earnings	828.0	(31.6)	(69.4)	101.0	828.0
Accumulated other comprehensive loss	(29.5)	(44.0)	19.8	24.2	(29.5)

Total shareholders’ investment	1,590.4	1,568.5	1,025.1	(2,593.6)	1,590.4

	$2,765.6	$2,304.2	$1,465.6	$(2,929.1)	$3,606.3

Condensed Consolidating Balance Sheets

March 28 2004

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$33.2	$—	$47.1	$—	80.3
Receivables	315.1	87.8	283.7	(297.6)	389.0
Inventories	—	329.9	123.7	—	453.6
Prepaid expenses	3.3	3.6	9.4	—	16.3
Income tax receivable	29.0	8.4	—	(8.4)	29.0
Deferred income taxes	—	52.3	5.1	(6.6)	50.8
Discontinued operations	—	2.2	166.3	—	168.5

Total current assets	380.6	484.2	635.3	(312.6)	1,187.5

Property, plant and equipment, net	0.9	478.5	225.0	—	704.4
Goodwill, net	—	1,001.9	399.9	—	1,401.8
Deferred income taxes	34.2	—	62.4	(73.3)	23.3
Investments in subsidiaries	2,412.9	283.9	—	(2,696.8)	—
Other assets	73.2	13.8	8.0	—	95.0
Discontinued operations	—	2.7	341.5	—	344.2

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$14.8	$—	$14.8
Long-term debt currently due	235.9	0.6	2.0	—	238.5
Accounts payable	3.4	367.8	141.1	(257.1)	255.2
Accrued liabilities	31.5	179.2	74.7	(1.1)	284.3
Income taxes payable	39.6	—	3.1	(8.4)	34.3
Deferred income taxes	6.6	—	—	(6.6)	—
Discontinued operations	—	16.0	110.2	(40.5)	85.7

Total current liabilities	317.0	563.6	345.9	(313.7)	912.8

Long-term debt	801.0	11.3	10.7	—	823.0
Pension and other postretirement benefit obligations	69.2	102.7	58.5	—	230.4
Deferred income taxes	—	73.3	—	(73.3)	—
Other long-term liabilities	—	39.9	12.4	—	52.3
Discontinued operations	—	—	23.1	—	23.1

Shareholders’ investment:
Common stock and paid-in capital	782.4	1,644.1	1,055.8	(2,699.9)	782.4
Retained earnings	961.2	(125.6)	144.9	(19.3)	961.2
Accumulated other comprehensive loss	(29.0)	(44.3)	20.8	23.5	(29.0)

Total shareholders investment	1,714.6	1,474.2	1,221.5	(2,695.7)	1,714.6

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 26, 2004

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$61.5	$38.0	$30.0	$(12.5)	$117.0

Capital expenditures	(0.5)	(17.8)	(7.1)	—	(25.4)
Acquisitions of businesses	—	—	(1.4)	—	(1.4)
Investments in subsidiaries	(1.9)	(17.0)	18.9	—	—
Other investing activities, net	—	(1.7)	2.9	—	1.2

Net cash (used) provided by investing activities	(2.4)	(36.5)	13.3	—	(25.6)

Net change in short-term borrowings	—	—	(5.0)	—	(5.0)
Repayment of long-term debt	(12.6)	(0.5)	(1.9)	—	(15.0)
Proceeds from exercise of stock options	6.7	—	—	—	6.7
Cash dividends	(3.8)	—	—	—	(3.8)
Other financing activities, net	0.2	2.4	(13.4)	12.5	1.7

Net cash (used) provided by financing activities	(9.5)	1.9	(20.3)	12.5	(15.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	1.9	—	1.9

Net cash used by discontinued operations	—	—	4.0	—	4.0

Net increase in cash and cash equivalents	49.6	3.4	28.9	—	81.9

Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$82.8	$3.4	$76.0	$—	$162.2

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 28, 2003

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$34.9	$59.9	$37.0	$(61.1)	$70.7

Capital expenditures	(0.2)	(14.9)	(8.0)	—	(23.1)
Investments in subsidiaries	—	(42.0)	—	42.0	—
Other	14.3	—	3.4	—	17.7

Net cash provided (used) by investing activities	14.1	(56.9)	(4.6)	42.0	(5.4)

Repayment of long-term debt	(40.0)	—	—	—	(40.0)
Net change in short-term borrowings	—	—	(23.4)	—	(23.4)
Common stock issued	4.9	(3.8)	11.3	(7.5)	4.9
Cash dividends	(3.1)	—	—	—	(3.1)
Other	(11.6)	2.6	(22.7)	26.6	(5.1)

Net cash (used) provided by financing activities	(49.8)	(1.2)	(34.8)	19.1	(66.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)

Net cash provided (used) by discontinued operations	—	0.1	3.3	—	3.4

Net (decrease) increase in cash and cash equivalents	(0.8)	1.9	0.8	—	1.9

Cash and cash equivalents at beginning of year	7.5	0.1	21.1	—	28.7

Cash and cash equivalents at end of year	$6.7	$2.0	$21.9	$—	$30.6

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended September 26, 2004 and September 28, 2003

	Three Months Ended		Inc/(Dec)
	9/26/04	9/28/03	$	%

Net sales	$697.5	$412.5	$285.0	69.1%
Cost of goods sold	537.3	314.9	222.4	70.6
Selling and administrative expenses	59.4	33.6	25.8	76.8
Provision for restructuring	—	8.4	(8.4)	n/a
Interest expense, net	14.8	12.5	2.3	18.4
Income before income taxes and minority interest	86.0	43.1	42.9	99.5
Income tax expense	28.5	15.7	12.8	81.5
Effective tax rate	33.1%	36.4%
Minority interest	(0.3)	(0.1)	(0.2)	(200.0)
Net income from continuing operations	57.2	27.3	29.9	109.5
Net loss from discontinued operations	(240.2)	(12.8)	(227.4)	(1,776.6)
Net (loss) income	$(183.0)	$14.5	$(197.5)	(1,362.1)%
Net income per share from continuing operations – diluted	$0.86	0.51	$0.35	68.6%
Net loss per share from discontinued operations – diluted	(3.62)	(0.24)	(3.38)	(1,408.3)
Net (loss) income per share - diluted	$(2.76)	$0.27	$(3.03)	(1,122.2)%

Sales for the second quarter of fiscal 2005 were $697.5 million, up $285.0 million, or 69.1 percent from $412.5 million in the same quarter last year.  The addition of the SPS businesses contributed to the increase in sales, as well as improved economic conditions in the aerospace and power generation markets, which led to increased sales in the Investment Cast Products and Forged Products segments.  According to JSA Research, commercial aircraft deliveries are forecast to increase approximately 13 percent in calendar year 2005 from calendar year 2004 compared with declining deliveries since calendar year 2001.  In addition, continued expansion of the Company’s metal injection molding technology in the automotive sector and strength in the pulp and paper market contributed to higher sales in the Industrial Products segment.

Net income from continuing operations for the second quarter of fiscal 2005 was $57.2 million, or $0.86 per share (diluted).  By comparison, net income from continuing operations for the second quarter of fiscal 2004 was $27.3 million, or $0.51 per share (diluted).  Net loss (after discontinued operations) for the second quarter of fiscal 2005 was $183.0 million, or $2.76 per share (diluted), compared with net income of $14.5 million, or $0.27 per share (diluted), in the same period last year.  The net loss for the current quarter included a charge of $245.0 million, or $3.70 per share (diluted), in connection with the Company’s decision to sell the pumps and valves businesses of PCC Flow Technologies.

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2005 was $14.8 million, compared with $12.5 million for the second quarter last year. The higher expense is primarily due to higher debt levels compared to the same quarter last year as a result of debt issued to finance the acquisition of SPS.

The effective tax rate for the first quarter of fiscal 2005 was 33.1 percent, 3.3 percentage points lower than the 36.4 percent effective rate in the same quarter last year.  This improvement is primarily due to the implementation of tax strategies related to prior year restructuring activities in Europe.

Restructuring

The Company recorded $8.4 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions at PCC’s investment casting operations in the United Kingdom and the Company’s forging operations in the United Kingdom and Houston, Texas.  The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.

The Company continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  In connection with these reviews, no plans have been approved to incur restructuring charges in fiscal 2005.

Discontinued Operations

Net loss from discontinued operations was $240.2 million, or $3.62 per share (diluted), in the second quarter of fiscal 2005 compared with a net loss of $12.8 million, or $0.24 per share (diluted), in the same quarter last year.  In the second quarter of fiscal 2005, the Company entered into agreements to sell the pumps and valves businesses of PCC Flow Technologies and reclassified the businesses held for sale from the Fluid Management Products segment to discontinued operations.  It was determined that these businesses did not fit with the Company’s core competencies and strategic objectives.  The E-One sewer and detection system operation of the Fluid Management Products segment was retained and is now included in the Industrial Products segment.  PCC’s decision to sell the pumps and valves business in the second quarter resulted in a charge of $245.0 million, or $3.70 per share (diluted), of which $219.0 million was associated with the write-down of goodwill.  The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell.  Approximately $240.0 million of the charge was non-cash.

In connection with the SPS acquisition, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004.  Dacar was sold in late September 2004 and the Magnetics and Mohawk businesses are currently being marketed.

The charge to discontinued operations in the second quarter of last year principally reflects the write-down of assets at Newmans, a business unit of PCC Flow Technologies that was sold in December 2003.

Results of Operations by Segment – Comparison Between Three Months Ended September 26, 2004 and September 28, 2003

	Three Months Ended		Inc/(Dec)
	9/26/04	9/28/03	$	%
Net sales:
Investment Cast Products	$326.3	$247.0	$79.3	32.1%
Forged Products	147.3	121.8	25.5	20.9
Fastener Products	165.1	—	165.1	n/a
Industrial Products	58.8	43.7	15.1	34.6
Consolidated net sales	$697.5	$412.5	$285.0	69.1%
Operating income (loss):
Investment Cast Products	$61.0	$47.0	$14.0	29.8%
% of sales	18.7%	19.0%
Forged Products	18.7	15.8	2.9	18.4
% of sales	12.7%	13.0%
Fastener Products	21.4	—	21.4	n/a
% of sales	13.0%	na
Industrial Products	10.7	8.2	2.5	30.5
% of sales	18.2%	18.8%
Corporate expense	(11.0)	(7.0)	(4.0)	57.1
Consolidated segment operating income	100.8	64.0	36.8	57.5%
% of sales	14.5%	15.5%
Provision for restructuring	—	8.4
Interest expense, net	14.8	12.5
Income before income taxes and minority interest	$86.0	$43.1

Investment Cast Products

Investment Cast Products’ sales increased 32.1 percent from $247.0 million in the second quarter of fiscal 2004 to $326.3 million this year.  Operating income increased 29.8 percent from $47.0 million in the second quarter of fiscal 2004 to $61.0 million in the same quarter this year, while operating income as a percent of sales decreased slightly from 19.0 percent to 18.7 percent of sales.  The segment’s sales benefited from the addition of the SPS Specialty Materials and Alloys Group (“SMAG”), which was acquired in December 2003, as well as continued recovery in the aerospace and IGT aftermarket sectors.  The operating income improvement reflected the impact of the higher sales volume, partially offset by higher raw material prices, mainly nickel and cobalt, which have increased approximately 50 percent and 130 percent, respectively, on the London Metal Exchange (LME) and Metal Bulletin COFM.8 Index (Bloomberg) compared to the same quarter last year.  The slight decline in operating margins was mainly due to the incorporation of the lower-margin SPS business and the impact of higher raw material prices, partially offset by leverage from higher sales volumes in the base businesses.

Sales within this segment are expected to benefit from improving conditions in the aerospace and power generation markets through the remainder of fiscal 2005.  The leverage from higher volumes should result in measured improvement in operating margins through the remainder of fiscal 2005.

Forged Products

Forged Products’ sales were $147.3 million for the quarter, an increase of 20.9 percent, compared to sales of $121.8 million in the second quarter of fiscal 2004.  Operating income increased 18.4 percent from $15.8 million in the second quarter of fiscal 2004 to $18.7 million in the same quarter this year, while operating income as a percent of sales decreased slightly from 13.0 percent to 12.7 percent of sales.  The higher sales were primarily due to increased demand for aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Operating income as a percent of sales benefited in the current quarter from the higher volume, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 50 percent and 6 percent, respectively, on the LME and Metal Bulletin TI1225 Index (Bloomberg) since the second quarter of fiscal 2004.  The second quarter of fiscal 2004 included a $6.8 million benefit to operating income for settlement of an agreement between Wyman-Gordon and a metal supplier.

Sales for the remainder of fiscal 2005 within the Forged Products segment are expected to benefit from strong demand for seamless pipe used for energy plant construction, as well as continued improvement in the aerospace after-market.  While operating income will benefit from the higher sales volume, operating income as a percent of sales will be tempered due to the impact of higher material costs.

Fastener Products

The Fastener Products segment is primarily comprised of SPS’s former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003.  The segment reported $165.1 million of sales with operating income of $21.4 million, or 13.0 percent of sales, in the second quarter of fiscal 2005.  The segment is being favorably impacted by strong aerospace aftermarket sales and continues to benefit from opportunities for market share gains at major aerospace customers, partially offset by a seasonal decrease in automotive sales.  Cost take-outs and improved manufacturing processes have significantly improved operating margins since the acquisition of SPS.  Synergies are larger than originally planned and are being achieved sooner than expected.

Sales within this segment are expected to grow during the remainder of fiscal 2005, and operating margins should improve in future quarters due to continuing realization of synergies, cost take-outs and leverage from increased sales.

Industrial Products

Industrial Products’ sales of $58.8 million for the second quarter of fiscal 2005 increased 34.6 percent from $43.7 million in the same period last year.  Operating income improved to $10.7 million in the second quarter of fiscal 2005 compared with $8.2 million in the same period last year.  Although operating income improved, operating income as a percent of sales declined to 18.2 percent in the second quarter of fiscal 2005 from 18.8 percent in the same period last year.  The increase in sales compared to last year reflects the addition of sales from SPS’ Precision Tool Group, improving conditions in the aerospace and pulp and paper markets, as well as higher automotive sales to the European market due to expansion of the Company’s metal injection molding technology.  The decline in operating margin as a percent of sales compared to the second quarter of fiscal 2004 is primarily due to the addition of the SPS Precision Tool Group, which has lower margins compared to the base businesses, plus the impact of increased administrative costs, partially offset by leverage from the higher sales volumes in the base businesses.

The Industrial Products segment is expected to benefit from the consolidation of the Reed-Rico and the SPS tooling businesses, which will increase PCC’s worldwide share of the fastener tooling market.  Operating margins are expected to increase as a result of improved cost structures and leverage from higher volume.

Consolidated Results of Operations - Comparison Between Six Months Ended September 26, 2004 and September 28, 2003

	Six Months Ended		Inc/(Dec)
	9/26/04	9/28/03	$	%

Net sales	$1,365.6	$825.9	$539.7	65.3%
Cost of goods sold	1,056.3	638.4	417.9	65.5
Selling and administrative expenses	118.0	59.6	58.4	98.0
Provision for restructuring	—	8.4	(8.4)	n/a
Interest expense, net	29.4	25.4	4.0	15.7
Income before income taxes and minority interest	161.9	94.1	67.8	72.1
Income tax expense	53.4	33.7	19.7	58.5
Effective tax rate	33.0%	35.8%
Minority interest	(0.8)	(0.3)	(0.5)	(166.7)
Net income from continuing operations	107.7	60.1	47.6	79.2
Net loss from discontinued operations	(237.1)	(11.3)	(225.8)	(1,998.2)
Net (loss) income	$(129.4)	$48.8	$(178.2)	(365.2)%
Net income per share from continuing operations – diluted	$1.63	1.12	$0.51	45.5%
Net loss per share from discontinued operations – diluted	(3.59)	(0.21)	(3.38)	(1,609.5)
Net (loss) income per share - diluted	$(1.96)	$0.91	$(2.87)	(315.4)%

Sales for the first six months of fiscal 2005 were $1,365.6 million, an increase of 65.3 percent from $825.9 million in the same period last year.  The addition of the SPS businesses contributed to the increase in sales, as well as improved economic conditions in the aerospace and power generation markets, which led to increased sales in the Investment Cast Products and Forged Products segments.  According to JSA Research, commercial aircraft deliveries are forecast to increase approximately 13 percent in calendar year 2005 from calendar year 2004 compared to declining deliveries since calendar year 2001.  In addition, continued expansion of the Company’s metal injection molding technology in the automotive sector and strength in the pulp and paper market contributed to higher sales in the Industrial Products segment.

Net income from continuing operations for the first six months of fiscal 2005 was $107.7 million, or $1.63 per share (diluted).  By comparison, net income from continuing operations for the first six months of fiscal 2004 was $60.1 million, or $1.12 per share (diluted), which included restructuring charges of $8.4 million, or $0.10 per share.  Net loss for the first six months of fiscal 2005 was $129.4 million, or $1.96 per share (diluted), compared with net income of $48.8 million, or $0.91 per share (diluted), in the same period last year.  The net loss for the current period included a charge of $245.0 million, or $3.70 per share (diluted), in connection with the Company’s decision to sell the pumps and valves businesses of PCC Flow Technologies.

Interest and Income Tax

Net interest expense for the six months ended September 28, 2004 was $29.4 million, as compared with $25.4 million for the same period last year.  The higher expense is primarily due to higher debt levels compared to the same quarter last year as a result of debt issued to finance the acquisition of SPS.

The effective tax rate for the first six months of fiscal 2005 was 33.0 percent, as compared with 35.8 percent for the six months ended September 28, 2003.  This improvement is primarily due to the implementation of tax strategies related to prior year restructuring activities in Europe.

Restructuring

The Company recorded $8.4 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions at PCC’s investment casting operations in the United Kingdom and the Company’s forging operations in the United Kingdom and Houston, Texas.  The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.

The Company continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  In connection with these reviews, no plans have been approved to incur charges for restructuring in fiscal 2005.

Discontinued Operations

Net loss from discontinued operations was $237.1 million, or $3.59 per share (diluted), for the six months ended September 28, 2004 compared with a net loss of $11.3 million, or $0.21 per share diluted), in the same period last year.  In the second quarter of fiscal 2005, the Company entered into agreements to sell the pumps and valves businesses of PCC Flow Technologies and reclassified the businesses held for sale from the Fluid Management Products segment to discontinued operations.  It was determined that these businesses did not fit with the Company’s core competencies and strategic objectives.  The E-One sewer and detection system operation of the Fluid Management Products segment was retained and is now included in the Industrial Products segment.  PCC’s decision to sell the pumps and valves businesses resulted in a charge of $245.0 million, or $3.71 per share (diluted), in the first six months of fiscal 2005.  Of this charge, $219.0 million was associated with the write-down of goodwill.  The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell.  Approximately $240.0 million of the charge was non-cash.

In connection with the SPS acquisition, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004.  Dacar was sold in late September 2004 and the Magnetics and Mohawk businesses are currently being marketed.

The charge to discontinued operations in the second quarter of last year principally reflects the write-down of assets at Newmans, a business unit of PCC Flow Technologies that was sold in December 2003.

Results of Operations by Segment – Comparison Between Six Months Ended September 26, 2004 and September 28, 2003

	Six Months Ended		Inc/(Dec)
	9/26/04	9/28/03	$	%

Net sales:
Investment Cast Products	$629.7	$491.5	$138.2	28.1%
Forged Products	292.4	248.1	44.3	17.9
Fastener Products	329.2	—	329.2	n/a
Industrial Products	114.3	86.3	28.0	32.4
Consolidated net sales	$1,365.6	$825.9	$539.7	65.3%
Operating income (loss):
Investment Cast Products	$116.0	$90.4	$25.6	28.3%
% of sales	18.4%	18.4%
Forged Products	37.1	32.0	5.1	15.9
% of sales	12.7%	12.9%
Fastener Products	38.0	—	38.0	n/a
% of sales	11.5%	na
Industrial Products	20.0	15.7	4.3	27.4
% of sales	17.5%	18.2%
Corporate expense	(19.8)	(10.2)	(9.6)	(94.1)
Consolidated segment operating income	191.3	127.9	63.4	49.6%
% of sales	14.0%	15.5%
Provision for restructuring	—	8.4
Interest expense, net	29.4	25.4
Income before income taxes and minority interest	$161.9	$94.1

Investment Cast Products

Investment Cast Products’ sales increased by 28.1 percent, from $491.5 million in the first six months of fiscal 2004 to $629.7 million this year.  Operating income for the segment increased by 28.3 percent, from $90.4 million, or 18.4 percent of sales, a year ago to $116.0 million, or 18.4 percent of sales, in the first six months of fiscal 2005.  The segment’s sales benefited from the addition of the SPS Specialty Materials and Alloys Group (“SMAG”), which was acquired in December 2003, as well as recovering demand from the aerospace and IGT aftermarket sectors.  The operating income improvement reflected the impact of the higher sales volume, partially offset by higher raw material prices, mainly nickel and cobalt, which have increased approximately 50 percent and 145 percent, respectively, on the London Metal Exchange (LME) and Metal Bulletin COFM.8 Index (Bloomberg) compared to the same six-month period last year.  The favorable impact on operating margins from the higher sales was offset by incorporation of the lower-margin SPS business and the impact of higher raw material prices.

Forged Products

Forged Products’ sales were $292.4 million for the first six months of fiscal 2005, an increase of 17.9 percent, compared to sales of $248.1 million in the same period last year.  Operating income increased 15.9 percent from $32.0 million, or 12.9 percent of sales, in the first six months of fiscal 2004 to $37.1 million, or 12.7 percent of sales, this year.  The higher sales were primarily due to increased demand for aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Operating income as a percent of sales benefited from the higher volume, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 50 percent and 6 percent, respectively, on the LME and Metal Bulletin TI1225 Index (Bloomberg) since the first half of fiscal 2004.  The first half of fiscal 2004 included a $6.8 million benefit for settlement of an agreement between Wyman-Gordon and a metal supplier.

Fastener Products

The Fastener Products segment is primarily comprised of SPS’s former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003.  The segment reported $329.2 million of sales with operating income of $38.0 million, or 11.5 percent of sales, in the first half of fiscal 2005.  The segment is being favorably impacted by strong aerospace aftermarket sales and continues to benefit from opportunities for market share gains at major aerospace customers, partially offset by a seasonal decrease in automotive sales.  Cost take-outs and improved manufacturing processes have significantly improved operating margins since the acquisition of SPS.  Synergies are larger than originally planned and are being achieved sooner than expected.

Industrial Products

Industrial Products’ sales of $114.3 million for the first six months of fiscal 2005 increased $28.0 million, or 32.4 percent, from $86.3 million in the comparable prior year period.  Operating income was $20.0 million, or 17.5 percent of sales, in the first six months of fiscal 2005, $4.3 million higher than operating income of $15.7 million, or 18.2 percent of sales, in the same period last year.  The sales increase reflects the addition of sales from SPS’ Precision Tool Group, improving conditions in the aerospace market, as well as improvement in automotive sales to the European market due to expansion of the Company’s metal injection molding technology.  The decline in operating income as a percent of sales compared to the first six months of fiscal 2004 is primarily due to the addition of the SPS Precision Tool Group, which has lower margins compared to the base businesses, plus the impact of increased administrative costs, partially offset by leverage from the higher sales volumes in the base businesses.

Contractual Obligations and Commitments

There have been no significant changes in contractual obligations and commitments since previously disclosed in the annual report on Form 10K.

Changes in Financial Condition and Liquidity

Total assets of $3,606.3 million at September 26, 2004 represented a $149.9 million decrease from the $3,756.2 million balance at March 28, 2004.  Total capitalization at September 26, 2004 was $2,644.6 million, consisting of $1,054.2 million of debt and $1,590.4 million of equity. The debt-to-capitalization ratio increased to 39.9 percent from 37.7 percent at June 27, 2004 and 38.6 percent at the end of fiscal 2004.  The higher debt-to-capitalization ratio in the current quarter was caused by the reduction in retained earnings associated with the Company’s decision to sell the pumps and valves businesses of PCC Flow Technologies.

Cash as of September 26, 2004 was $162.2 million, up $81.9 million from the end of fiscal 2004, and total debt was $1,054.2 million, down $23.3 million since the end of fiscal 2004, together reflecting positive cash flow of $105.2 million during the first six months of fiscal 2005.  Cash requirements for the first six months of fiscal 2005 included $25.4 million for capital expenditures, $35.6 million for increased working capital, $3.8 million for dividends, $1.4 million to buy the remaining interest in a consolidated joint venture, $4.0 million from discontinued operations and $19.0 million for other operating activities, including $37.7 million of pension contributions ($30.0 million were voluntary).  These requirements were principally funded from $107.7 million of net income from continuing operations adjusted for $47.0 million of depreciation and amortization and $16.9 million of deferred taxes, $6.7 million from the sale of common stock through stock option exercises and $4.8 million from other activities.

Capital spending during fiscal 2005 is expected to be slightly lower than capital spending in fiscal 2004, and will principally provide for maintenance, expansion, safety and cost reduction projects.  Company contributions to its defined benefit pension plans are expected to be approximately $90.0 million during fiscal 2005, of which $60.0 million is voluntary.

Management believes that the Company can fund requirements for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity securities.

Forward-Looking Statements

Information included within this filing describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, automotive, and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies, and insurance; the cost of pension benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements.  Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders and Issuer Purchases of Securities

(a)          The Company held its Annual Meeting of Shareholders on August 11, 2004.

(b)         The Shareholders voted as follows on the following matters:

1.               Election of Directors.  The voting results for each nominee is as follows:

Nominee	Votes For	Votes Withheld
Peter R. Bridenbaugh	57,278,333	1,535,895
Steven G. Rothmeier	58,602,249	211,979
J. Frank Travis	58,597,399	216,829

Mr. Bridenbaugh, Mr. Rothmeier and Mr. Travis were elected to serve three-year terms.

2                  Ratification of the appointment of Pricewaterhouse Coopers LLP as Independent Accountants.  The voting result is as follows:

Votes For	Votes Withheld
58,155,706	658,522

Item 5.  Other Information

None.

Item 6.  Exhibits

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

PRECISION CASTPARTS CORP.
Registrant

DATE: November 5, 2004	/s/ William D. Larsson
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)