Form 10-Q
period 2005-01-02
PRECISION CASTPARTS CORP
filed 2005-02-11
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended January 2, 2005

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

Number of shares of Common Stock, no par value, outstanding as of February 4, 2005: 66,067,860

Note:                   This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	1/02/05	12/28/03

Net sales	$743.9	$450.2
Cost of goods sold	575.8	348.6
Selling and administrative expenses	58.8	37.3
Other expense	—	11.2
Interest expense, net	14.3	12.8

Income before income taxes and minority interest	95.0	40.3
Income tax expense	32.7	14.0
Minority interest	(0.2)	(0.6)

Net income from continuing operations	62.1	25.7
Net (loss) income from discontinued operations	(0.4)	2.1

Net income	$61.7	$27.8

Net income (loss) per common share – basic:
Net income from continuing operations	$0.95	$0.46
Net (loss) income from discontinued operations	(0.01)	0.04

	$0.94	$0.50

Net income per common share – diluted:
Net income from continuing operations	$0.93	$0.45
Net income from discontinued operations	—	0.04

	$0.93	$0.49

Average common shares outstanding:
Basic	65.4	55.6
Diluted	66.6	56.9

See Notes to the Interim Consolidated Financial Statements on page 6.

	Nine Months Ended
	1/02/05	12/28/03

Net sales	$2,109.5	$1,276.1
Cost of goods sold	1,632.1	987.0
Selling and administrative expenses	176.8	96.9
Provision for restructuring	—	8.4
Other expense	—	11.2
Interest expense, net	43.7	38.2

Income before income taxes and minority interest	256.9	134.4
Income tax expense	86.1	47.7
Minority interest in earnings of consolidated entities	(1.0)	(0.9)

Net income from continuing operations	169.8	85.8
Net loss from discontinued operations	(237.5)	(9.2)

Net (loss) income	$(67.7)	$76.6

Net income (loss) per common share – basic:
Net income from continuing operations	$2.61	$1.59
Net loss from discontinued operations	(3.65)	(0.17)
	$(1.04)	$1.42

Net income (loss) per common share – diluted:
Net income from continuing operations	$2.56	$1.56
Net loss from discontinued operations	(3.58)	(0.16)
	$(1.02)	$1.40

Average common shares outstanding:
Basic	65.0	53.8
Diluted	66.2	54.9

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	(Unaudited)
	1/02/05	3/28/04
ASSETS
Current assets:
Cash and cash equivalents	$396.9	$80.3
Receivables, net	371.3	389.0
Inventories	501.6	453.6
Prepaid expenses	18.8	16.3
Income tax receivable	—	29.0
Deferred income taxes	50.4	50.8
Discontinued operations	75.6	168.5
Total current assets	1,414.6	1,187.5

Property, plant and equipment, at cost	1,259.4	1,219.1
Less - accumulated depreciation	(583.0)	(514.7)
Net property, plant and equipment	676.4	704.4

Goodwill, net	1,436.0	1,401.8
Acquired intangible assets, net	5.4	6.1
Deferred income taxes	15.8	23.3
Other assets	96.1	88.9
Discontinued operations	57.9	344.2

	$3,702.2	$3,756.2

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$6.0	$14.8
Long-term debt currently due	299.0	238.5
Accounts payable	262.6	255.2
Accrued liabilities	306.7	284.3
Income taxes payable	49.9	34.3
Discontinued operations	33.7	85.7
Total current liabilities	957.9	912.8

Long-term debt	747.1	823.0
Pension and other postretirement benefit obligations	212.6	230.4
Other long-term liabilities	53.1	52.3
Discontinued operations	18.0	23.1
Total liabilities	1,988.7	2,041.6

Shareholders’ investment:
Common stock	65.7	64.7
Paid-in capital	753.7	717.7
Retained earnings	887.7	961.2
Accumulated comprehensive loss:
Foreign currency translation	81.8	48.4
Derivatives qualifying as hedges	1.9	(0.1)
Minimum pension liability	(77.3)	(77.3)
Total shareholders’ investment	1,713.5	1,714.6

	$3,702.2	$3,756.2

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	1/02/05	12/28/03

Cash flows from operating activities:
Net income from continuing operations	$169.8	$85.8
Non-cash items included in income:
Depreciation and amortization	72.0	55.8
Deferred income taxes	17.1	5.2
Tax benefit from stock option exercises	11.8	11.7
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(4.5)	10.3
Inventories	(48.4)	(24.5)
Other current assets	26.5	19.7
Payables, accruals and current taxes	38.9	(33.0)
Other non-current assets and liabilities	(31.1)	(36.7)
Net cash provided by operating activities	252.1	94.3

Cash flows from investing activities:
Capital expenditures	(38.6)	(33.7)
Acquisitions of businesses	(1.4)	(280.9)
Proceeds from sales of businesses	116.0	23.5
Other	4.2	6.2
Net cash provided (used) by investing activities	80.2	(284.9)

Cash flows from financing activities:
Net change in short-term borrowings	(5.8)	(51.9)
Issuance of long-term debt	—	500.0
Repayment of long-term debt	(15.4)	(260.0)
Proceeds from exercise of stock options	25.2	37.0
Cash dividends	(5.8)	(4.8)
Other	(8.8)	(23.2)
Net cash (used) provided by financing activities	(10.6)	197.1

Effect of exchange rate changes on cash and cash equivalents	4.3	1.1
Net cash (used) provided by discontinued operations	(9.4)	11.3

Net increase in cash and cash equivalents	316.6	18.9
Cash and cash equivalents at beginning of period	80.3	28.7

Cash and cash equivalents at end of period	$396.9	$47.6

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

	Three Months Ended		Nine Months Ended
	1/02/05	12/28/03	1/02/05	12/28/03

Net income (loss) as reported	$61.7	$27.8	$(67.7)	$76.6
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(2.4)	(1.9)	(6.6)	(5.2)

Pro forma net income (loss)	$59.3	$25.9	$(74.3)	$71.4

Net income (loss) per share – basic:
Reported	$0.94	$0.50	$(1.04)	$1.42
Pro forma	$0.91	$0.47	$(1.14)	$1.33

Net income (loss) per share – diluted:
Reported	$0.93	$0.49	$(1.02)	$1.40
Pro forma	$0.89	$0.46	$(1.12)	$1.30

(3)                                 Acquisition

On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. (“SPS”).  The results of SPS’s operations have been included in the consolidated financial statements since that date.

SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial and other markets.  SPS’s former Specialty Materials and Alloys group operates as part of the Investment Cast Products segment.  A new segment, Fastener Products, comprises most of SPS’s former Aerospace Fasteners and Engineered Fasteners groups.  SPS’s former tool group operates as part of the Industrial Products segment.  In addition, three former SPS businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004, and their results have been included in discontinued operations.  Dacar was sold in late September 2004 and the Magnetics business was sold in January 2005.  The Mohawk business is currently being marketed.  See Note 4 – Discontinued Operations.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  Since fiscal year end, the allocated goodwill increased by $15.9 million, primarily due to revised estimates of the fair value of the businesses classified as held for sale.

12/9/03

Current assets	$356.6
Property, plant and equipment	217.1
Goodwill	653.2
Intangible assets	6.3
Other assets	19.8
Total assets acquired	1,253.0
Notes payable and current portion long-term debt	19.4
Other current liabilities	191.7
Long-term debt	186.7
Other long-term liabilities	117.4
Total liabilities assumed	515.2

Net assets acquired	$737.8

The $6.3 million of acquired intangible assets includes the following:

	Amount	Weighted- Average Useful Life

Patents	$3.0	8.0 years
Proprietary Technology	2.3	15.0 years
Tradenames	0.8	15.0 years
Long-term customer agreements	0.2	1.8 years

	$6.3

The $653.2 million of goodwill was assigned to the Company’s segments as follows:

Investment Cast Products	$171.6
Fastener Products	440.1
Industrial Products	24.3
Businesses held for sale	17.2

$653.2

The goodwill is not deductible for tax purposes.

(4)                                 Discontinued Operations

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E-One.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E-One sewer and detection system operation of the Fluid Management Products segment was retained and is now included in the Industrial Products segment.  All of the pumps and valves businesses, with the exception of PCC Eurovalves, were sold in the third quarter of fiscal 2005.  PCC Eurovalves continues to be marketed.  PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill.  The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell.  Approximately $240.0 million of the charge was non-cash.

In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction-Magnetics, Mohawk, and Dacar-were classified as held for sale and their results were included in discontinued operations. They were classified as discontinued operations because they were deemed to be non-core to the Company.  Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk continues to be marketed.

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

The operating results of these businesses are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	1/02/05	12/28/03	1/02/05	12/28/03

Net sales	$77.0	$80.2	$275.1	$222.8
Cost of goods sold	60.4	60.4	213.2	168.5
Selling and administrative expenses	12.7	18.1	44.6	48.1
Interest expense	0.4	—	0.6	—
Restructuring	—	—	—	0.1

Net income from discontinued operations before income taxes and minority interest	3.5	1.7	16.7	6.1
Income tax expense	3.9	(0.6)	8.7	2.2
Minority Interest	(0.3)	—	(0.3)	(0.1)

Net (loss) income from discontinued operations	(0.7)	2.3	7.7	3.8

Income (loss) on disposal	0.3	(0.2)	(245.2)	(13.0)

Net (loss) income from discontinued operations	$(0.4)	$2.1	$(237.5)	$(9.2)

The following major classes of assets and liabilities are included in discontinued operations in the Consolidated Balance Sheets after adjustment for write-downs to fair value less cost to sell:

	1/02/05	3/28/04
Assets of discontinued operations
Current assets	$75.6	$168.5
Net property, plant and equipment	39.9	92.8
Other assets	18.0	251.4

	$133.5	$512.7

Liabilities of discontinued operations
Short-term borrowings	$—	$0.9
Long-term debt currently due	—	0.1
Other current liabilities	33.7	84.7
Long-term debt	—	0.2
Other liabilities	18.0	22.9

	$51.7	$108.8

(5)                                 Restructuring Charges

No charges related to restructuring activities have been recorded in the first three quarters of fiscal 2005.  During fiscal 2004, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $10.9 million.  These charges are summarized below:

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

The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

	Balance at 3/28/04	Cash payments	Non-cash adjustments	Balance at 1/02/05
Severance	$4.7	$(2.3)	$(0.3)	$2.1
Other	0.3	(0.2)	—	0.1

	$5.0	$(2.5)	$(0.3)	$2.2

(6)                                 Inventories

Inventories consisted of the following:

	1/02/05	3/28/04

Finished goods	$137.6	$136.1
Work-in-process	217.8	186.2
Raw materials and supplies	120.3	103.6
	475.7	425.9
LIFO provision	25.9	27.7

Total inventory	$501.6	$453.6

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

The Company completed its annual goodwill assessment test during the second quarter of fiscal 2005, and it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.  The subsequent decision to sell the pumps and valves businesses of PCC Flow Technologies resulted in a write-down of goodwill totaling $219.0 million in the second quarter of fiscal 2005.  See Note 4 for further discussion.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended January 2, 2005, were as follows:

	Balance at 3/28/04	Acquired	Currency Translation and Other	Balance at 1/02/05

Investment Cast Products	$296.5	$2.4	$0.9	$299.8
Forged Products	512.0	1.0	7.2	520.2
Fastener Products	424.0	17.7	2.7	444.4
Industrial Products	169.3	2.0	0.3	171.6

Total	$1,401.8	$23.1	$11.1	$1,436.0

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	1/02/05		3/28/04
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$3.0	$0.6	$3.0	$0.2
Proprietary technology	2.4	0.2	2.4	0.1
Tradenames	0.8	0.1	0.8	—
Long-term customer agreements	0.2	0.1	0.2	—

	$6.4	$1.0	$6.4	$0.3

Amortization expense for acquired intangible assets was $0.3 million and $0.7 million for the three and nine months ended January 2, 2005, respectively.  Amortization expense related to finite-lived intangible assets is projected to total $1.0 million for fiscal 2005.  Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2006	$0.7
2007	$0.6
2008	$0.5
2009	$0.4
2010	$0.4

(8)                                 Guarantees

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of January 2, 2005 and March 28, 2004 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(9)                                 Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	1/02/05	12/28/03	1/02/05	12/28/03

Basic weighted average shares outstanding	65.4	55.6	65.0	53.8
Dilutive stock options	1.2	1.3	1.2	1.1
Average shares outstanding assuming dilution	66.6	56.9	66.2	54.9

Basic earnings per share are calculated based on the weighted average number of shares outstanding.  Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and nine months ending January 2, 2005, stock options to purchase zero and 0.2 million shares of common stock, respectively, were not dilutive.  For the three and nine months ended December 28, 2003, stock options to purchase zero and 1.0 million shares of common stock were not dilutive.  These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive.  These options could be dilutive in the future.

(10)                          Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	1/02/05	12/28/03	1/02/05	12/28/03

Net income (loss)	$61.7	$27.8	$(67.7)	$76.6

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	34.0	25.6	33.4	47.5

Unrealized gain (loss) on derivatives:
Periodic revaluations, net of income tax of $0.7, $0, $0.7 and $0.2	1.8	0.1	1.8	(0.6)
Reclassified to income, net of income tax of $0, $2.0, $0 and $3.4	0.1	6.3	0.2	9.6
	1.9	6.4	2.0	9.0

Total comprehensive income (loss)	$97.6	$59.8	$(32.3)	$133.1

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

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/02/05	12/28/03	1/02/05	12/28/03

Service cost	$8.5	$5.0	$22.5	$15.0
Interest cost	16.6	11.1	44.4	33.3
Expected return on plan assets	(16.5)	(9.7)	(43.9)	(29.1)
Recognized net actuarial loss	3.0	2.1	8.2	6.3
Amortization of prior service cost	0.4	0.3	1.1	0.9
Settlement/curtailment loss	—	1.0	—	3.0

Net periodic benefit cost	$12.0	$9.8	$32.3	$29.4

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/02/05	12/28/03	1/02/05	12/28/03

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.1	1.1	3.2	3.3

Net periodic benefit cost	$1.2	$1.2	$3.5	$3.6

The Company’s net periodic benefit costs for the three and nine month periods ended January 2, 2005 have been reduced to account for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  See Note 12 – New Accounting Pronouncements.

The Company made contributions of $20.9 million and $58.2 million to the defined benefit pension plans during the three and nine months ended January 2, 2005, respectively.  Projected contributions are expected to total approximately $90 million for fiscal year 2005.

(12)                          New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning April 4, 2006. We are currently evaluating the provisions of SFAS No. 151 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

On December 16, 2004, the FASB finalized SFAS No. 123R, “Share Based Payment,” which will be effective for interim or annual reporting periods beginning after June 15, 2005.  The new standard will require the Company to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options.  PCC has commenced an analysis to understand how using a binomial lattice model could impact the valuation of our options.  The effect of expensing stock options on our results of operations using the Black- Scholes model is presented in Note 2 - Stock-Based Compensation.

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (The Act) was signed into law in December 2003.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  This FSP supercedes FSP No. 106-1 and is effective for interim or annual periods beginning after June 15, 2004. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants.  As permitted by FSP 106-2, we have elected to account for the impact of this benefit prospectively beginning in the three months ended June 27, 2004.  The adoption of FSP 106-2 reduced our accumulated postretirement benefit obligation by $6.7 million.  Our estimated net periodic benefit cost after the adoption of FSP 106-2 was reduced by approximately $1.0 million for fiscal year 2005.  The $1.0 million reduction in annual cost includes $0.4 million and $0.6 million in interest cost and amortization of recognized actuarial losses, respectively.   See Note 11 – Pension and Other Postretirement Benefit Plans.

(13)                          Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products.  The change from five reportable segments to four reportable segments in the current year is the result of the reclassification of the former Fluid Management Products segment to discontinued operations and the transfer of E-One to the Industrial Products segment for all periods presented.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	1/02/05	12/28/03
Net sales:
Investment Cast Products	$350.7	$254.5
Forged Products	155.7	118.8
Fastener Products	175.3	30.4
Industrial Products	62.2	46.5
Total net sales	$743.9	$450.2

Operating income (loss):
Investment Cast Products	$67.1	$46.8
Forged Products	18.2	15.6
Fastener Products	23.8	1.4
Industrial Products	11.5	8.3
Corporate expense	(11.3)	(7.8)

Total operating income	109.3	64.3

Other expense	—	11.2

Interest expense, net	14.3	12.8

Income before income taxes and minority interest	$95.0	$40.3

	Nine Months Ended
	1/02/05	12/28/03
Net sales:
Investment Cast Products	$980.4	$746.0
Forged Products	448.1	366.9
Fastener Products	504.5	30.4
Industrial Products	176.5	132.8
Total net sales	$2,109.5	$1,276.1

Operating income (loss):
Investment Cast Products	$183.1	$137.2
Forged Products	55.3	47.6
Fastener Products	61.8	1.4
Industrial Products	31.5	24.0
Corporate expense	(31.1)	(18.0)

Total operating income	300.6	192.2

Provision for restructuring	—	8.4

Other expense	—	11.2

Interest expense, net	43.7	38.2

Income before income taxes and minority interest	$256.9	$134.4

	1/02/05	3/28/04
Total assets:
Investment Cast Products	$814.7	$776.5
Forged Products	933.1	911.8
Fastener Products	842.4	850.2
Industrial Products	333.6	327.9
Corporate	644.9	367.9
Discontinued operations	133.5	521.9
Total assets	$3,702.2	$3,756.2

(14)                          Subsequent Events

On January 25, 2005, the Company entered into definitive agreements to acquire the shares of Air Industries Corporation (AIC) and the assets of Air Tuf Products, Inc. for $194.0 million in cash.  Founded in 1951, AIC is a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys.  The transaction, which is subject to regulatory approvals, is expected to close in the fourth quarter of fiscal 2005.  PCC will fund the acquisition with cash on hand.

During January, 2005, the Company amended its bank credit facility to reduce the spread applicable to LIBOR borrowings.   The applicable spreads, as revised, range from 0.625% to 1.75%, depending upon credit ratings received from Moody’s and S & P.  Based on current credit ratings, interest rates on borrowings under the amended bank credit facility will be reduced from LIBOR + 1.25% to LIBOR + 1.00%.  The amendment also revised the amortization schedule of principal repayments on the $300 million term loan included in the bank credit facility.  The following schedule provides the Company’s aggregate long-term debt maturities in each of the next five fiscal years as previously reported and as revised to reflect this amendment:

Fiscal Year	Previous	Current

2005	$238.5	$223.5
2006	$98.6	$38.6
2007	$98.5	$42.3
2008	$248.8	$206.3
2009	$79.0	$252.7

(15)                          Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s following registered securities: $200 million 5.6% Senior Notes due 2013, $200 million 8.75% Senior Notes due 2005 and $150 million 6.75% Senior Notes due 2007.  The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of January 2, 2005 and March 28, 2004 and for the three and nine months ended January 2, 2005 and December 28, 2003.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary.  The guarantor subsidiaries include substantially all of the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non- guarantor subsidiaries to the Company.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Statements of Income

Three Months Ended January 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$585.2	$178.2	$(19.5)	$743.9
Cost of goods sold	—	448.7	146.6	(19.5)	575.8
Selling and administrative expenses	11.2	35.3	12.3	—	58.8
Provision for restructuring	—	0.1	(0.1)	—	—
Other (income) expense	(2.9)	(0.2)	3.1	—	—
Interest expense (income), net	4.1	13.3	(3.1)	—	14.3
Equity in earnings of subsidiaries	(62.1)	4.7	—	57.4	—

Income (loss) before income tax and minority interest	49.7	83.3	19.4	(57.4)	95.0
Income tax (benefit) expense	(12.0)	27.0	17.7	—	32.7
Minority interest	—	—	(0.2)	—	(0.2)

Net income (loss) from continuing operations	61.7	56.3	1.5	(57.4)	62.1

Net loss from discontinued operations	—	—	(0.4)	—	(0.4)

Net income (loss)	$61.7	$56.3	$1.1	$(57.4)	$61.7

Condensed Consolidating Statements of Income

Three Months Ended December 28, 2003

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$368.0	$87.0	$(4.8)	$450.2
Cost of goods sold	—	279.7	73.7	(4.8)	348.6
Selling and administrative expenses	7.8	21.4	8.1	—	37.3
Other expense (income)	8.7	—	2.5	—	11.2
Interest expense (income), net	4.1	9.4	(0.7)	—	12.8
Equity in earnings of subsidiaries	(36.4)	4.1	—	32.3	—

Income (loss) before income tax and minority interest	15.8	53.4	3.4	(32.3)	40.3
Income tax (benefit) expense	(12.0)	23.5	2.5	—	14.0
Minority interest	—	—	(0.6)	—	(0.6)

Net income (loss) from continuing operations	27.8	29.9	0.3	(32.3)	25.7

Net income from discontinued operations	—	0.2	1.9	—	2.1

Net income (loss)	$27.8	$30.1	$2.2	$(32.3)	$27.8

Condensed Consolidating Statements of Income

Nine Months Ended January 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$1,669.5	$486.8	$(46.8)	$2,109.5
Cost of goods sold	—	1,281.6	397.3	(46.8)	1,632.1
Selling and administrative expenses	31.0	106.8	39.0	—	176.8
Provision for restructuring	—	0.1	(0.1)	—	—
Other (income) expense	(8.2)	(0.2)	8.4	—	—
Interest expense (income), net	17.4	33.3	(7.0)	—	43.7
Equity in earnings of subsidiaries	51.8	11.1	—	(62.9)	—

Net (loss) income before income tax and minority interest	(92.0)	236.8	49.2	62.9	256.9
Income tax (benefit) expense	(24.3)	86.4	24.0	—	86.1
Minority interest	—	—	(1.0)	—	(1.0)

Net (loss) income from continuing operations	(67.7)	150.4	24.2	62.9	169.8

Net loss from discontinued operations	—	(0.1)	(237.4)	—	(237.5)

Net (loss) income	$(67.7)	$150.3	$(213.2)	$62.9	$(67.7)

Condensed Consolidating Statements of Income

Nine Months Ended December 28, 2003

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$1,047.4	$237.9	$(9.2)	$1,276.1
Cost of goods sold	—	796.6	199.6	(9.2)	987.0
Selling and administrative expenses	18.0	56.0	22.9	—	96.9
Provision for restructuring	—	(0.2)	8.6	—	8.4
Other expense	3.5	—	7.7	—	11.2
Interest expense (income), net	11.5	29.7	(3.0)	—	38.2
Equity in earnings of subsidiaries	(85.9)	11.6	—	74.3	—

Income (loss) before income tax and minority interest	52.9	153.7	2.1	(74.3)	134.4
Income tax (benefit) expense	(23.7)	70.7	0.7	—	47.7
Minority interest	—	—	(0.9)	—	(0.9)

Net income (loss) from continuing operations	76.6	83.0	0.5	(74.3)	85.8

Net income (loss) from discontinued operations	—	0.1	(9.3)	—	(9.2)

Net income (loss)	$76.6	$83.1	$(8.8)	$(74.3)	$76.6

Condensed Consolidating Balance Sheets

January 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$314.4	$3.2	$79.3	$—	$396.9
Receivables	37.8	78.5	307.7	(52.7)	371.3
Inventories	—	351.9	149.7	—	501.6
Prepaid expenses	3.5	5.6	9.7	—	18.8
Income tax receivable	—	—	0.7	(0.7)	—
Deferred income taxes	2.4	45.9	2.1	—	50.4
Discontinued operations	—	0.3	75.3	—	75.6

Total current assets	358.1	485.4	624.5	(53.4)	1,414.6

Property, plant and equipment, net	1.3	454.0	221.1	—	676.4
Goodwill, net	—	1,009.7	426.3	—	1,436.0
Deferred income taxes	40.8	—	41.4	(66.4)	15.8
Investments in subsidiaries	2,391.9	288.5	—	(2,680.4)	—
Other assets	81.1	7.0	13.4	—	101.5
Discontinued operations	—	0.9	57.0	—	57.9

	$2,873.2	$2,245.5	$1,383.7	$(2,800.2)	$3,702.2
Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$6.0	$—	$6.0
Long-term debt currently due	296.5	0.6	1.9	—	299.0
Accounts payable	5.2	208.2	101.9	(52.7)	262.6
Accrued liabilities	28.8	200.9	78.1	(1.1)	306.7
Income taxes payable	41.2	10.0	(0.6)	(0.7)	49.9
Discontinued operations	—	—	33.7	—	33.7

Total current liabilities	371.7	419.7	221.0	(54.5)	957.9

Long-term debt	727.8	10.6	8.7	—	747.1
Pension and other postretirement benefit obligations	60.2	89.9	62.5	—	212.6
Deferred tax liability	—	66.4	—	(66.4)	—
Other long-term liabilities	—	34.2	18.9	—	53.1
Discontinued operations	—	—	18.0	—	18.0

Shareholders’ investment:
Common stock and paid-in capital	819.4	1,644.1	1,069.1	(2,713.2)	819.4
Retained earnings	887.7	24.7	(68.3)	43.6	887.7
Accumulated other comprehensive loss	6.4	(44.1)	53.8	(9.7)	6.4

Total shareholders’ investment	1,713.5	1,624.7	1,054.6	(2,679.3)	1,713.5

	$2,873.2	$2,245.5	$1,383.7	$(2,800.2)	$3,702.2

Condensed Consolidating Balance Sheets

March 28, 2004

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$33.2	$—	$47.1	$—	80.3
Receivables	315.1	87.8	283.7	(297.6)	389.0
Inventories	—	329.9	123.7	—	453.6
Prepaid expenses	3.3	3.6	9.4	—	16.3
Income tax receivable	29.0	8.4	—	(8.4)	29.0
Deferred income taxes	—	52.3	5.1	(6.6)	50.8
Discontinued operations	—	2.2	166.3	—	168.5

Total current assets	380.6	484.2	635.3	(312.6)	1,187.5

Property, plant and equipment, net	0.9	478.5	225.0	—	704.4
Goodwill, net	—	1,001.9	399.9	—	1,401.8
Deferred income taxes	34.2	—	62.4	(73.3)	23.3
Investments in subsidiaries	2,412.9	283.9	—	(2,696.8)	—
Other assets	73.2	13.8	8.0	—	95.0
Discontinued operations	—	2.7	341.5	—	344.2

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$14.8	$—	$14.8
Long-term debt currently due	235.9	0.6	2.0	—	238.5
Accounts payable	3.4	367.8	141.1	(257.1)	255.2
Accrued liabilities	31.5	179.2	74.7	(1.1)	284.3
Income taxes payable	39.6	—	3.1	(8.4)	34.3
Deferred income taxes	6.6	—	—	(6.6)	—
Discontinued operations	—	16.0	110.2	(40.5)	85.7

Total current liabilities	317.0	563.6	345.9	(313.7)	912.8

Long-term debt	801.0	11.3	10.7	—	823.0
Pension and other postretirement benefit obligations	69.2	102.7	58.5	—	230.4
Deferred income taxes	—	73.3	—	(73.3)	—
Other long-term liabilities	—	39.9	12.4	—	52.3
Discontinued operations	—	—	23.1	—	23.1

Shareholders’ investment:
Common stock and paid-in capital	782.4	1,644.1	1,055.8	(2,699.9)	782.4
Retained earnings	961.2	(125.6)	144.9	(19.3)	961.2
Accumulated other comprehensive loss	(29.0)	(44.3)	20.8	23.5	(29.0)

Total shareholders investment	1,714.6	1,474.2	1,221.5	(2,695.7)	1,714.6

	$2,901.8	$2,265.0	$1,672.1	$(3,082.7)	$3,756.2

Condensed Consolidating Statements of Cash Flows

Nine Months Ended January 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$158.8	$44.4	$55.7	$(6.8)	$252.1

Capital expenditures	(0.8)	(26.5)	(11.3)	—	(38.6)
Acquisitions of businesses	—	—	(1.4)	—	(1.4)
Proceeds from sale of business	116.0	—	—	—	116.0
Other investing activities, net	(1.8)	(14.9)	3.4	17.5	4.2

Net cash provided (used) by investing activities	113.4	(41.4)	(9.3)	17.5	80.2

Net change in short-term borrowings	—	—	(5.8)	—	(5.8)
Repayment of long-term debt	(12.6)	(0.6)	(2.2)	—	(15.4)
Proceeds from exercise of stock options	25.2	—	—	—	25.2
Cash dividends	(5.8)	—	—	—	(5.8)
Other financing activities, net	2.2	0.8	(1.1)	(10.7)	(8.8)

Net cash provided (used) by financing activities	9.0	0.2	(9.1)	(10.7)	(10.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	4.3	—	4.3

Net cash used by discontinued operations	—	—	(9.4)	—	(9.4)

Net increase in cash and cash equivalents	281.2	3.2	32.2	—	316.6

Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$314.4	$3.2	$79.3	$—	$396.9

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 28, 2003

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$16.0	$21.8	$9.2	$47.3	$94.3

Capital expenditures	(0.2)	(20.6)	(12.9)	—	(33.7)
Acquisitions of businesses	(280.9)	—	—	—	(280.9)
Investments in subsidiaries	(5.8)	(7.5)	13.3	—	—
Proceeds from sale of discontinued operations	23.5	—	—	—	23.5
Other	—	—	6.2	—	6.2

Net cash (used) provided by investing activities	(263.4)	(28.1)	6.6	—	(284.9)

Net change in short-term borrowings	—	—	(51.9)	—	(51.9)
Issuance of long-term debt	500.0	—	—	—	500.0
Repayment of long-term debt	(260.0)	—	—	—	(260.0)
Common stock issued	37.0	—	—	—	37.0
Cash dividends	(4.8)	—	—	—	(4.8)
Other	(23.0)	6.1	41.0	(47.3)	(23.2)

Net cash provided (used) by financing activities	249.2	6.1	(10.9)	(47.3)	197.1

Effect of exchange rate changes on cash and cash equivalents	—	—	1.1	—	1.1

Net cash provided by discontinued operations	—	0.1	11.2	—	11.3

Net increase (decrease) in cash and cash equivalents	1.8	(0.1)	17.2	—	18.9

Cash and cash equivalents at beginning of year	7.5	0.1	21.1	—	28.7

Cash and cash equivalents at end of year	$9.3	$—	$38.3	$—	$47.6

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended January 2, 2005 and December 28, 2003

	Three Months Ended		Inc/(Dec)
	1/02/05	12/28/03	$	%

Net sales	$743.9	$450.2	$293.7	65.2%
Cost of goods sold	575.8	348.6	227.2	65.2
Selling and administrative expenses	58.8	37.3	21.5	57.6
Other expense	—	11.2	(11.2)	n/a
Interest expense, net	14.3	12.8	1.5	11.7
Income before income taxes and minority interest	95.0	40.3	54.7	135.7
Income tax expense	32.7	14.0	18.7	133.6
Effective tax rate	34.4%	34.7%
Minority interest	(0.2)	(0.6)	0.4	66.7
Net income from continuing operations	62.1	25.7	36.4	141.6
Net (loss) income from discontinued operations	(0.4)	2.1	(2.5)	(119.0)
Net income	$61.7	$27.8	$33.9	121.9%
Net income per share from continuing operations – diluted	$0.93	0.45	$0.48	106.7%
Net income per share from discontinued operations – diluted	—	0.04	(0.04)	n/a
Net income per share - diluted	$0.93	$0.49	$0.44	89.8%

Sales for the third quarter of fiscal 2005 were $743.9 million, up $293.7 million, or 65.2 percent from $450.2 million in the same quarter last year.  Approximately 60 percent of the increase in sales is due to the inclusion of a full quarter of results from the SPS businesses in the third quarter of fiscal 2005 as compared to 19 days in the same period in the prior year.  In addition, improved economic conditions in the aerospace and power generation markets led to increased sales in the Investment Cast Products and Forged Products segments.  According to JSA Research as of October 2004, commercial aircraft deliveries are forecast to increase approximately 13 percent in calendar year 2005 from calendar year 2004 compared with declining deliveries since calendar year 2001.  In addition, continued expansion of the Company’s metal injection molding technology in the automotive sector and strength in the pulp and paper market contributed to higher sales in the Industrial Products segment.

Net income from continuing operations for the third quarter of fiscal 2005 was $62.1 million, or $0.93 per share (diluted).  By comparison, net income from continuing operations for the third quarter of fiscal 2004 was $25.7 million, or $0.45 per share (diluted), which included other expense related to financing the SPS acquisition of $11.2 million, or $0.12 per share.  Net income (after discontinued operations) for the third quarter of fiscal 2005 was $61.7 million, or $0.93 per share (diluted), compared with net income of $27.8 million, or $0.49 per share (diluted), in the same period last year.

Other Expense

Other expense of $11.2 million was recorded in the third quarter of fiscal 2004 to reflect the write-off of unamortized bank fees ($2.8 million) from early termination of bank credit facilities and the termination of an interest rate swap ($8.4 million) associated with debt refinancing, both in connection with the SPS acquisition.

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2005 was $14.3 million, compared with $12.8 million for the third quarter last year. The higher expense is primarily due to higher debt levels compared to the same quarter last year as a result of debt issued in December 2003 to finance the acquisition of SPS.

The effective tax rate for the third quarter of fiscal 2005 was 34.4 percent, 0.3 percentage points lower than the 34.7 percent effective rate in the same quarter last year.  This improvement is primarily due to the implementation of tax strategies related to prior year restructuring activities in Europe, partially offset by increased earnings in jurisdictions with higher tax rates.

Restructuring

The Company continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  In connection with these reviews, no plans have been approved that would result in charges for restructuring in fiscal 2005.

Discontinued Operations

Net loss from discontinued operations was $0.4 million in the third quarter of fiscal 2005 compared with net income of $2.1 million, or $0.04 per share (diluted), in the same quarter last year.  In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies with the exception of E-One.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E-One sewer and detection system operation of the Fluid Management Products segment was retained and is now included in the Industrial Products segment.  All of the pumps and valves businesses, with the exception of PCC Eurovalves, were sold in the third quarter.  PCC Eurovalves continues to be marketed.

The net loss from discontinued operations in the current quarter consists primarily of additional charges associated with the sale of the pumps and valves businesses partially offset by the operating results of the remaining businesses held for sale.  Net income from discontinued operations in the third quarter of last year principally reflects net income of the pumps and valves businesses of PCC Flow Technologies.

In connection with the SPS acquisition, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004.  Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk continues to be marketed.

Results of Operations by Segment – Comparison Between Three Months Ended January 2, 2005 and December 28, 2003

	Three Months Ended		Inc/(Dec)
	1/02/05	12/28/03	$	%

Net sales:
Investment Cast Products	$350.7	$254.5	$96.2	37.8%
Forged Products	155.7	118.8	36.9	31.1
Fastener Products	175.3	30.4	144.9	476.6
Industrial Products	62.2	46.5	15.7	33.8
Consolidated net sales	$743.9	$450.2	$293.7	65.2%
Operating income (loss):
Investment Cast Products	$67.1	$46.8	$20.3	43.4%
% of sales	19.1%	18.4%
Forged Products	18.2	15.6	2.6	16.7
% of sales	11.7%	13.1%
Fastener Products	23.8	1.4	22.4	1,600.0
% of sales	13.6%	4.6%
Industrial Products	11.5	8.3	3.2	38.6
% of sales	18.5%	17.8%
Corporate expense	(11.3)	(7.8)	(3.5)	(44.9)
Consolidated segment operating income	109.3	64.3	45.0	70.0%
% of sales	14.7%	14.3%
Provision for restructuring	—	—
Other expense	—	11.2
Interest expense, net	14.3	12.8
Income before income taxes and minority interest	$95.0	$40.3

Investment Cast Products

Investment Cast Products’ sales increased 37.8 percent from $254.5 million in the third quarter of fiscal 2004 to $350.7 million this year.  Operating income increased 43.4 percent from $46.8 million in the third quarter of fiscal 2004 to $67.1 million in the same quarter this year.  Operating income as a percent of sales also increased from 18.4 percent to 19.1 percent of sales.  The segment’s sales benefited from the addition of the SPS Specialty Materials and Alloys Group (“SMAG”), which was acquired in December 2003, and from increasing demand in the aerospace and IGT sectors.  The increase in operating income reflected the impact of the higher sales volume, partially offset by lower selling prices and higher raw material prices, mainly nickel and cobalt, which have increased approximately 20 percent and 40 percent, respectively, on the London Metal Exchange (LME) and Metal Bulletin COFM.8 Index (Bloomberg) compared to the same quarter last year.  The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volumes in the base businesses, partially offset by the impact of lower selling prices and higher raw material prices.

Sales within this segment are expected to continue to benefit from improved conditions in the aerospace and power generation markets through the remainder of fiscal 2005.  The leverage from higher volumes should result in measured improvement in operating margins as a percentage of sales through the remainder of fiscal 2005.

Forged Products

Forged Products’ sales were $155.7 million for the quarter, an increase of 31.1 percent, compared to sales of $118.8 million in the third quarter of fiscal 2004.  Operating income increased 16.7 percent from $15.6 million in the third quarter of fiscal 2004 to $18.2 million in the same quarter this year, while operating income as a percent of sales decreased from 13.1 percent to 11.7 percent.  The higher sales were primarily due to increased demand for aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Operating income as a percent of sales benefited in the current quarter from the higher volume, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 20 percent and 7 percent, respectively, on the LME and Metal Bulletin TI1225 Index (Bloomberg) since the third quarter of fiscal 2004.

Sales for the remainder of fiscal 2005 within the Forged Products segment are expected to benefit from strong demand for seamless pipe used for energy plant construction, as well as continued improvement in the aerospace sector.  Operating income is expected to benefit from the higher sales volume and the favorable impact of contract terms that allow for pass-through pricing of higher material costs beginning in the fourth quarter of fiscal 2005 and continuing through fiscal 2006.  While these recoveries will increase segment revenues and protect operating income, they will have a dampening effect on related improvements in operating margins as a percentage of sales.

Fastener Products

The Fastener Products segment is primarily comprised of SPS’s former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003.  The segment reported $175.3 million of sales with operating income of $23.8 million, or 13.6 percent of sales, in the third quarter of fiscal 2005, compared to sales of $30.4 million and operating income of $1.4 million, or 4.6 percent of sales, in the third quarter of fiscal 2004.  Last year’s quarterly results included only 19 days of operation.  The segment is being favorably impacted by strong aerospace sales and continues to benefit from opportunities for market share gains at major aerospace customers, partially offset by a seasonal decrease in automotive sales.  Cost take-outs and improved manufacturing processes have significantly improved operating margins as a percentage of sales since the acquisition of SPS.  Synergies are larger than originally planned and are being achieved sooner than expected.

Sales within this segment are expected to grow during the remainder of fiscal 2005, and operating margins as a percentage of sales should also improve due to continuing realization of synergies, cost take-outs and leverage from increased sales.

Industrial Products

Industrial Products’ sales of $62.2 million for the third quarter of fiscal 2005 increased 33.8 percent from $46.5 million in the same period last year.  Operating income improved to $11.5 million in the third quarter of fiscal 2005 compared with $8.3 million in the same period last year.  Operating income as a percent of sales improved to 18.5 percent in the third quarter of fiscal 2005 from 17.8 percent in the same period last year.  The increase in sales compared to last year reflects a full quarter of sales from SPS’ Precision Tool Group compared to 19 days in the same quarter last year, market share gains in the automotive industry, and improving conditions in the aerospace and pulp and paper markets.  The improvement in operating margin as a percent of sales compared to the third quarter of fiscal 2004 is primarily due to the leverage from the higher sales volumes in the base businesses, as well as benefits realized from integrating the SPS tool businesses with PCC’s tool operations in the U.S. and India, partially offset by the impact of increased administrative costs.

The Industrial Products segment is expected to benefit from the consolidation of the Reed-Rico and the SPS tool businesses, which will increase PCC’s worldwide share of the fastener tooling market.  Operating margins are expected to continue to increase through fiscal 2005 as a result of improved cost structures and leverage from higher volume.

Consolidated Results of Operations - Comparison Between Nine Months Ended January 2, 2005 and December 28, 2003

	Nine Months Ended		Inc/(Dec)
	1/02/05	12/28/03	$	%

Net sales	$2,109.5	$1,276.1	$833.4	65.3%
Cost of goods sold	1,632.1	987.0	645.1	65.4
Selling and administrative expenses	176.8	96.9	79.9	82.5
Provision for restructuring	—	8.4	(8.4)	n/a
Other expense	—	11.2	(11.2)	n/a
Interest expense, net	43.7	38.2	5.5	14.4
Income before income taxes and minority interest	256.9	134.4	122.5	91.1
Income tax expense	86.1	47.7	38.4	80.5
Effective tax rate	33.5%	35.5%
Minority interest	(1.0)	(0.9)	(0.1)	(11.1)
Net income from continuing operations	169.8	85.8	84.0	97.9
Net loss from discontinued operations	(237.5)	(9.2)	(228.3)	(2,481.5)
Net (loss) income	$(67.7)	$76.6	$(144.3)	(188.4)%
Net income per share from continuing operations – diluted	$2.56	1.56	$1.00	64.1%
Net loss per share from discontinued operations – diluted	(3.58)	(0.16)	(3.42)	(2,137.5)
Net (loss) income per share - diluted	$(1.02)	$1.40	$(2.42)	(172.9)%

Sales for the first nine months of fiscal 2005 were $2,109.5 million, an increase of 65.3 percent from $1,276.1 million in the same period last year.  The addition of the SPS businesses contributed approximately 70 percent to the increase in sales, as well as improved economic conditions in the aerospace and power generation markets, which led to increased sales in the Investment Cast Products and Forged Products segments.  According to JSA Research as of October 2004, commercial aircraft deliveries are forecast to increase approximately 13 percent in calendar year 2005 from calendar year 2004 compared to declining deliveries since calendar year 2001.  In addition, continued expansion of the Company’s metal injection molding technology in the automotive sector and strength in the pulp and paper market contributed to higher sales in the Industrial Products segment.

Net income from continuing operations for the first nine months of fiscal 2005 was $169.8 million, or $2.56 per share (diluted).  By comparison, net income from continuing operations for the first nine months of fiscal 2004 was $85.8 million, or $1.56 per share (diluted), which included restructuring charges of $8.4 million, or $0.10 per share, and other expense related to financing the SPS acquisition of $11.2 million, or $0.13 per share.  Net loss for the first nine months of fiscal 2005 was $67.7 million, or $1.02 per share (diluted), compared with net income of $76.6 million, or $1.40 per share (diluted), in the same period last year.

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

The Company continuously assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  In connection with these reviews, no plans have been approved that would result in charges for restructuring in fiscal 2005.

Other Expense

Other expense of $11.2 million was recorded in the third quarter of fiscal 2004 to reflect the write-off of unamortized bank fees ($2.8 million) from early termination of bank credit facilities and the termination of an interest rate swap ($8.4 million) associated with debt refinancing, both in connection with the SPS acquisition.

Interest and Income Tax

Net interest expense for the nine months ended January 2, 2005 was $43.7 million, as compared with $38.2 million for the same period last year.  The higher expense is primarily due to higher debt levels compared to the same period last year as a result of debt issued in December 2003 to finance the acquisition of SPS.

The effective tax rate for the first nine months of fiscal 2005 was 33.5 percent, as compared with 35.5 percent for the nine months ended December 28, 2003.  This improvement is primarily due to the implementation of tax strategies related to prior year restructuring activities in Europe, partially offset by increased earnings in jurisdictions with higher tax rates.

Discontinued Operations

Net loss from discontinued operations was $237.5 million, or $3.58 per share (diluted), for the nine months ended January 2, 2005 compared with a net loss of $9.2 million, or $0.16 per share (diluted), in the same period last year.  In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E-One.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E-One sewer and detection system operation of the Fluid Management Products segment was retained and is now included in the Industrial Products segment.  PCC’s decision to sell the pumps and valves businesses resulted in a charge of $245.0 million in the second quarter of fiscal 2005.  Of this charge, $219.0 million was associated with the write-down of goodwill.  The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell.  All of the pumps and valves businesses, with the exception of PCC Eurovalves, were sold in the third quarter.  PCC Eurovalves continues to be marketed.

The charge to discontinued operations in the first nine months of fiscal 2004 principally reflects the write-down of assets at Newmans, a business unit of PCC Flow Technologies that was sold in December 2003.

In connection with the SPS acquisition, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004.  Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk continues to be marketed.

Results of Operations by Segment – Comparison Between Nine Months Ended January 2, 2005 and December 28, 2003

	Nine Months Ended		Inc/(Dec)
	1/02/05	12/28/03	$	%

Net sales:
Investment Cast Products	$980.4	$746.0	$234.4	31.4%
Forged Products	448.1	366.9	81.2	22.1
Fastener Products	504.5	30.4	474.1	1,559.5
Industrial Products	176.5	132.8	43.7	32.9
Consolidated net sales	$2,109.5	$1,276.1	$833.4	65.3%
Operating income (loss):
Investment Cast Products	$183.1	$137.2	$45.9	33.5%
% of sales	18.7%	18.4%
Forged Products	55.3	47.6	7.7	16.2
% of sales	12.3%	13.0%
Fastener Products	61.8	1.4	60.4	4,314.3
% of sales	12.2%	4.6%
Industrial Products	31.5	24.0	7.5	31.3
% of sales	17.8%	18.1%
Corporate expense	(31.1)	(18.0)	(13.1)	(72.8)
Consolidated segment operating income	300.6	192.2	108.4	56.4%
% of sales	14.2%	15.1%
Provision for restructuring	—	8.4
Other expense	—	11.2
Interest expense, net	43.7	38.2
Income before income taxes and minority interest	$256.9	$134.4

Investment Cast Products

Investment Cast Products’ sales increased by 31.4 percent, from $746.0 million in the first nine months of fiscal 2004 to $980.4 million this year.  Operating income for the segment increased by 33.5 percent, from $137.2 million, or 18.4 percent of sales, a year ago to $183.1 million, or 18.7 percent of sales, in the first nine months of fiscal 2005.  The segment’s sales benefited from the addition of the SPS Specialty Materials and Alloys Group (“SMAG”), which was acquired in December 2003, and from increasing demand from the aerospace and IGT aftermarket sectors.  The operating income improvement reflected the impact of the higher sales volume, partially offset by higher raw material prices, mainly nickel and cobalt, which have increased approximately 35 percent and 100 percent, respectively, on the London Metal Exchange (LME) and Metal Bulletin COFM.8 Index (Bloomberg) compared to the same nine-month period last year.  The favorable impact on operating margins as a percent of sales from the higher sales was partially offset by the impact of lower prices and higher raw material prices.

Forged Products

Forged Products’ sales were $448.1 million for the first nine months of fiscal 2005, an increase of 22.1 percent, compared to sales of $366.9 million in the same period last year.  Operating income increased 16.2 percent from $47.6 million, or 13.0 percent of sales, in the first nine months of fiscal 2004 to $55.3 million, or 12.3 percent of sales, this year.  The higher sales were primarily due to increased demand for aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Operating income as a percent of sales benefited from the higher volume, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 35 percent and 7 percent, respectively, on the LME and Metal Bulletin TI1225 Index (Bloomberg) since the first nine months of fiscal 2004.  The first nine months of fiscal 2004 included a $6.8 million benefit for settlement of an agreement between Wyman-Gordon and a metal supplier.

Fastener Products

The Fastener Products segment is primarily comprised of SPS’s former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003.  The segment reported $504.5 million of sales with operating income of $61.8 million, or 12.2 percent of sales, in the first nine months of fiscal 2005 compared to $30.4 million of sales with operating income of $1.4 million, or 4.6 percent of sales, in the same period last year.  Last year’s results included only 19 days of operation.  The segment is being favorably impacted by strong aerospace sales and continues to benefit from opportunities for market share gains at major aerospace customers, partially offset by a seasonal decrease in automotive sales.  Cost take-outs and improved manufacturing processes have significantly improved operating margins as a percent of sales since the acquisition of SPS.  Synergies are larger than originally planned and are being achieved sooner than expected.

Industrial Products

Industrial Products’ sales of $176.5 million for the first nine months of fiscal 2005 increased $43.7 million, or 32.9 percent, from $132.8 million in the comparable prior year period.  Operating income was $31.5 million, or 17.8 percent of sales, in the first nine months of fiscal 2005, $7.5 million higher than operating income of $24.0 million, or 18.1 percent of sales, in the same period last year.  The sales increase reflects the addition of sales from SPS’ Precision Tool Group, market share gains in the automotive industry, and improving conditions in the aerospace and pulp and paper markets.  The decline in operating income as a percent of sales compared to the first nine months of fiscal 2004 is primarily due to the addition of the SPS Precision Tool Group, which has lower margins compared to the base businesses, plus the impact of increased administrative costs, partially offset by leverage from the higher sales volumes in the base businesses as well as benefits realized from integrating the SPS tool businesses with PCC’s tool operations in the U.S. and India.

Contractual Obligations and Commitments

During January, 2005, the Company amended its bank credit facility to reduce the spread applicable to LIBOR borrowings.   The applicable spreads, as revised, range from 0.625% to 1.75%, depending upon credit ratings received from Moody’s and S & P.  Based on current credit ratings, interest rates on borrowings under the revised bank credit facility will be reduced from LIBOR + 1.25% to LIBOR + 1.00%.  The amendment also revised the amortization schedule of principal repayments on the $300 million term loan included in the bank credit facility.  The following schedule provides the Company’s aggregate long-term debt maturities in each of the next five fiscal years as previously reported and as revised to reflect this amendment:

Fiscal Year	Previous	Current

2005	$238.5	$223.5
2006	$98.6	$38.6
2007	$98.5	$42.3
2008	$248.8	$206.3
2009	$79.0	$252.7

Subsequent Event

On January 25, 2005, the Company entered into definitive agreements to acquire the shares of Air Industries Corporation (AIC) and the assets of Air Tuf Products, Inc. for $194.0 million in cash.  Founded in 1951, AIC is a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys.  The transaction, which is subject to regulatory approvals, is expected to close in the fourth quarter of fiscal 2005.  PCC will fund the acquisition with cash on hand.

Changes in Financial Condition and Liquidity

Total assets of $3,702.2 million at January 2, 2005 represented a $54.0 million decrease from the $3,756.2 million balance at March 28, 2004.  Total capitalization at January 2, 2005 was $2,765.6 million, consisting of $1,052.1 million of debt and $1,713.5 million of equity. The debt-to-capitalization ratio improved to 38.0 percent from 39.9 percent at September 28, 2004 and 38.6 percent at the end of fiscal 2004.

Cash as of January 2, 2005 was $396.9 million, up $316.6 million from the end of fiscal 2004, and total debt was $1,052.1 million, down $25.4 million since the end of fiscal 2004, together reflecting positive cash flow of $342.0 million during the first nine months of fiscal 2005.  The increase in cash flow was principally due to $169.8 million of net income from continuing operations adjusted for $72.0 million of depreciation and amortization and $28.9 million of deferred taxes, $116.0 million of proceeds from the sale of the pumps and valves businesses of PCC Flow Technologies, $25.2 million from the sale of common stock through stock option exercises, and $12.5 million from decreased working capital.  Cash requirements for the first nine months of fiscal 2005 included $38.6 million for capital expenditures, $5.8 million for dividends, $1.4 million to buy the remaining interest in a consolidated joint venture, $9.4 million from discontinued operations and $31.4 million for other activities, including $58.2 million of pension contributions, of which $45.0 million were voluntary.

The Company expects to use existing cash balances to pay off $200 million of 8.75% public notes and to acquire Air Industries Corporation and the assets of Air Tuf Products, Inc. for $194.0 million in the fourth quarter of fiscal 2005.  Capital spending during fiscal 2005, which is expected to be slightly higher than capital spending in fiscal 2004, will principally provide for maintenance, expansion, safety and cost reduction projects.  Company contributions to its defined benefit pension plans are expected to be approximately $90.0 million during fiscal 2005, of which $60.0 million will be voluntary.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

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

31.1                           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1                           Amendment to Credit Agreement

(b) Reports on Form 8-K

Current Report on Form 8-K dated January 1, 2005 (Item 1.01)

Current Report on Form 8-K dated January 18, 2005 (Item 2.02)

Current Report on Form 8-K dated January 25, 2005 (Item 8.01)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: February 11, 2005	/s/ William D. Larsson
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)