Form 10-K
period 2005-04-03
PRECISION CASTPARTS CORP
filed 2005-06-17
CIK 79958

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 3, 2005
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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 26, 2004, was $3,892,818,146.

As of the close of business on June 8, 2005, the Registrant had 66,278,094 shares of Common Stock, without par value, outstanding.

Portions of the Registrant's Proxy Statement to be filed in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

Precision Castparts Corp. & Subsidiaries

PART I

ITEM 1. BUSINESS

    Precision Castparts Corp. ("PCC" or "the Company"), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings, and fasteners/fastener systems for critical aerospace and industrial gas turbine applications. The Company also provides: investment castings and forgings for general industrial, automotive, armament, medical and other applications; fasteners for automotive and general industrial markets; specialty alloys, waxes and metal processing solutions for the investment casting industry; refiner plates, screen cylinders, refiner rebuilds and other products for the pulp and paper industry; metal-injection-molded and ThixoFormed™ parts for automotive and other markets; metal-matrix-composite components for the electronics, transportation and communications industries; sewer systems; utility systems; and metalworking tools for the fastener market and other applications.

Products and Markets

    We manufacture complex metal components and products in four principal business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. Each of these four business segments is described below.

Investment Cast Products

    Our Investment Cast Products segment includes our subsidiaries PCC Structurals and PCC Airfoils. These operations manufacture investment castings for aircraft engines, industrial gas turbine ("IGT") engines, airframes, medical prostheses and other industrial applications primarily in the aerospace and power generation markets. The segment also includes the Specialty Materials and Alloys Group ("SMAG") operations, which provides alloys and waxes to PCC's investment casting operations, as well as to other companies with investment casting operations. The Investment Cast Products segment accounted for approximately 47 percent of our sales in fiscal 2005.

    We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every jet aircraft engine program in production or under development by our key customers. We are also the market leader in manufacturing structural and airfoil investment castings for IGT and aeroderivative engines used for electric power generation, and we have expanded into the structural airframe and armament markets. In addition, we make investment castings for use in the automotive, medical prosthesis, satellite launch vehicle and general industrial markets.

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

    Because of the complexity of the manufacturing process and the application of proprietary technologies, we believe we are currently one of the few manufacturers that can consistently produce the largest complex structural investment castings in quantities sufficient to meet our customers' quality and delivery requirements. Our emphasis on low-cost, high-quality products and timely delivery has enabled us to become the leading supplier of structural and airfoil castings for jet aircraft and IGT engines and to expand into the structural airframe and armament markets.

    The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the terrorist attacks on September 11, 2001, air travel declined significantly, resulting in several large bankruptcies and weak financial conditions for other commercial airline companies. This situation reduced demand for our commercial aerospace products, offset partially by military production, which increased in the aftermath of September 11. At the outset of fiscal 2005, however, the commercial replacement market began a vigorous and sustained recovery, followed by growth in deliveries of commercial aircraft, driven by higher production rates at Airbus and Boeing.

    Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric, Pratt & Whitney, Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 40 years, and we have been supplying Pratt & Whitney (a division of United Technologies) with castings for more than 30 years for its military and commercial jet engines. In addition, we have supplied small structural investment castings to Rolls-Royce for nearly 25 years and large, structural castings for nearly 20 years, most recently for use in its Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

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

Precision Castparts Corp. & Subsidiaries    1

decade and beyond, make significantly greater use of our products than did previous engine designs.

    We have also expanded into the structural airframes market through the production of airframe components manufactured primarily from titanium and aluminum alloys. Aircraft manufacturers have shown substantial interest in using investment castings for airframe applications such as titanium aileron and flap hinges, pylons (engine mounts), wing spars and wing ribs, as well as aluminum alloy nacelle segments (thrust reversers), cascades, aircraft access doors, electronic boxes and pump housings for hydraulic and fuel systems.

Aerospace Airfoil Castings

    We manufacture precision cast airfoils, which include the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This part of the engine is considered the "hot" section, where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel-based superalloys and special casting techniques to manufacture airfoil castings with internal cooling passages that provide both high performance and longer engine life.

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

    As engine sizes grow to generate greater thrust for larger aircraft, the turbine sections of these engines must work harder and burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with a greater number of DS and SX blades. The DS and SX cast airfoils we build, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures. SX cast airfoils are used in both new and redesigned engines where performance requirements are higher.

    The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft, the intervals between hot section maintenance, driven by engine cycles (takeoffs and landings), and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine's airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on engine cycles and the expected life of the airfoil casting. Based upon information from our major customers, we believe that more than half of our sales of airfoil castings used in aircraft turbine engines are replacement parts.

IGT Castings

    In fiscal 1994, we began to focus on the manufacture of investment castings for IGT engines. We targeted this market because (1) the performance and reliability standards we have developed in the manufacture of aerospace castings were applicable to the manufacture of IGT castings, (2) the worldwide market for IGT castings was large and growing, and (3) there were a small number of suppliers in this market. Due to recent contractual gains, our market share has increased significantly, and we believe we are the leading supplier of investment castings used in IGT engines. Domestic IGT production began declining in calendar 2001 due to weak economic conditions and falling demand for power generation capacity. However, vigorous aftermarket activity began to emerge in fiscal 2005, as IGT engines delivered before the decline now require overhaul and replacement of critical components. Also in fiscal 2005, PCC's IGT business benefited from continued market share gains and the beginning stages of a recovery in OEM deliveries. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

    IGT manufacturers have significantly improved the efficiency and reduced the pollution profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than blades and vanes we manufacture for the aerospace market. Because of their size, IGT airfoils are generally more difficult to cast than smaller aerospace airfoils with the same properties.

    Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and usage rate of the installed base.

Other Investment Casting Products

    Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have been expanding the application of our investment casting technology in the medical prosthesis, automotive, satellite and general industrial markets by manufacturing such products as artificial hips and knees, turbocharger wheels, parts for satellite launch vehicles and impellers for pumps and compressors. In addition, we are manufacturing an increasing number of large titanium components for armament systems, including the BAE lightweight howitzer, which entered full-scale production in fiscal 2005.

Specialty Materials and Alloys

    With the acquisition of SPS Technologies, we were able to realize valuable vertical integration opportunities, particularly in the area of the investment casting supply chain. SMAG provides alloys and waxes to the Company's investment casting operations, as well as to other companies with investment casting or other

2    Precision Castparts Corp. & Subsidiaries

foundry operations. SMAG is comprised of Cannon Muskegon, M. Argüeso & Company ("Argüeso"), and Greenville Metals, Inc.

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

    Argüeso manufactures advanced technology investment casting wax blends for us and other companies with investment casting operations. In addition, Argüeso serves the machining industry with Rigidax® tooling compound, a patented product used to prevent part vibration or movement during a machining operation.

    Greenville Metals, Inc. provides metallurgical process solutions and services worldwide for us and other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers and foundries, permanent magnet and powder metal manufacturers and other industries with special metallurgical requirements.

Forged Products

    We are among the leading manufacturers of forged products for the aerospace and power generation markets. Forged Products' aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. The Forged Products segment accounted for approximately 22 percent of our sales in fiscal 2005.

    We manufacture forged components from sophisticated titanium and nickel-based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps and housings. These parts are made of titanium, steel or other alloys. We provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and industrial gas turbine engines, as well as shafts, cases and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life-extension applications. The backlog for seamless pipe, driven primarily by coal-fired power plant installations in China, grew dramatically in fiscal 2005. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

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

Precision Castparts Corp. & Subsidiaries    3

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

Fastener Products

    With the acquisition of SPS Technologies, Inc., we have become a leading developer and manufacturer of highly engineered fasteners, fastener systems and precision components, primarily for critical aerospace and automotive applications. More than 50 percent of Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment's sales derives from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 24 percent of our sales in fiscal 2005.

    Fastener manufacturing begins with wire or metal bar of various diameters, which is cut into fastener blanks of prescribed lengths and then heat treated. Using highly engineered tools and thread dies, the fastener blanks are then formed into complex head shapes and thread configurations to meet exacting customer requirements.

    Our aerospace fasteners are manufactured from nickel and titanium alloys and are used on airframes, jet engines, aircraft wheels and brakes and landing gear assemblies. They are found in such flight- and safety-critical areas as the wing-to-fuselage, the stabilizers-to-fuselage, and the engine-to-wing connections on an aircraft, and the airfoil-to-disc and disc-to-shaft connections on a jet engine. These fasteners are not only incorporated in new aircraft builds but are also integrally involved in the replacement cycle, particularly in aircraft engine and wheel and brake applications. The product line includes a variety of bolts, nuts, plate nuts, inserts, washers and other precision components. While the fasteners are produced to demanding customer designs, we continue to be active in developing several trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance and/or lighter weight. These include MULTIPHASE® and AEREX® nickel-based alloys and the SPS TITAN® family of titanium alloys.

    Our engineered fasteners, manufactured from a variety of steel, nickel, and titanium alloys are used in automotive applications, including power trains; suspensions; steering, airbag, and seating systems; and chassis assemblies. These products have also penetrated other markets requiring proven strength, close dimensional tolerance, and high reliability, such as diesel, mining, construction, heavy truck and niche general industrial applications. We have developed a broad range of technically advanced proprietary products under the brand names of UNBRAKO®, FLEXLOC®, DURLOK® and DURLOK II®, TORX®, TRU-FLEX®, TAPTITE® and MAThread™.

    In March 2005, we completed the acquisition of Air Industries Corporation ("AIC"), a leading manufacturer of airframe fasteners, which include bolts, pins and screws made from titanium and nickel-based alloys. AIC's significant presence in structural airframe bolts and its expertise in titanium fastener products greatly expanded our manufacturing capabilities and the range of fastener product families we can offer to our customers.

Industrial Products

    The Industrial Products segment includes our subsidiaries J&L Fiber Services, Advanced Forming Technology ("AFT"), Environmental One ("E/One") and the PCC Precision Tool Group ("PTG"). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-molded, metal-matrix-composite and ThixoFormed™ components for numerous industrial applications. E/One produces low pressure sewer systems for residential and commercial applications and monitoring units utilized in the power generation industry. PTG manufactures a broad range of thread-rolling dies, trimming dies, punches and pins, and steel and carbide forging tools for fastener production, principally for the automotive, aerospace and general industrial and other applications. The Industrial Products segment accounted for approximately 7 percent of our sales in fiscal 2005.

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

4    Precision Castparts Corp. & Subsidiaries

automotive, telecommunication, transportation, aerospace and computer products. ThixoFormed™ components are used in automotive, electronic and other consumer products. We believe our broad range of products and high standards of craftsmanship offer growth opportunities in numerous industry applications.

Sewer Systems and Utility Systems

    We are the leading manufacturer of advanced technology sewer systems that provide an alternative to traditional gravity sewers. Gravity systems must be accurately placed and bedded along a continuous downward grade, usually involving a large main and major excavation costs to install. E/One's low-pressure sewer systems require only a shallow trench and small two-to-four-inch-diameter piping, providing application flexibility for septic tank replacement and installation in terrains where gravity systems will not function. In addition, our E/One utility systems provide condition monitoring and predictive maintenance for electric utilities and independent power producers. These products range from critical gas monitoring units to peripheral auxiliaries associated with generator gas cooling and seal oil systems.

Metalworking Tools

    The Precision Tool Group, which is comprised of Reed-Rico®, Hi-Life Tools, Howell Penncraft and Forming Tool Management ("FTM") business units, manufactures and supplies consumable, precision tools to worldwide markets. Our products encompass the complete range of tools required by fastener and special-formed parts manufacturers in the aerospace, automotive and general industrial sectors. Major products include thread-rolling dies, trimming dies, punches and pins, and steel and carbide forging tools. Our comprehensive range of tooling is manufactured in a variety of materials, heat treatment and surface treatment combinations to optimize tool life and "tool ownership" costs for our customers. Our tooling business includes product lines manufactured under the names Reed-Rico®, Astro Punch®, Howell Penncraft, Hi-Life Tools and Titan®.

Sales and Distribution

    We sell our complex metal components and products into four major market areas: aerospace, power generation, automotive and general industrial and other. The percentage of sales to these markets is shown below for fiscal years 2005, 2004 and 2003.

    Our sales to the aerospace market of $1,609.8 million in fiscal 2005 increased 36 percent from $1,184.5 million in fiscal 2004. Sales to the aerospace market as a percentage of total net sales, however, decreased from 62 percent in fiscal 2004 to 55 percent in fiscal 2005.

    Our sales of investment castings products and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers. Our fastener products and services are sold by a direct sales and marketing staff and through a worldwide network of independent sales representatives and distributors. Industrial metalworking tools and machines and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.

Precision Castparts Corp. & Subsidiaries    5

Major Customers

    Sales to General Electric were 16.5 percent, 22.2 percent and 29.1 percent of total sales in fiscal 2005, 2004 and 2003, respectively, as follows:

	Fiscal
	2005	2004	2003

Investment Cast Products	$330.3	$308.1	$357.6
Forged Products	126.7	110.8	166.9
Fastener Products	22.0	5.0	–
Industrial Products	3.4	1.5	2.2

	$482.4	$425.4	$526.7

    No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls Royce are also considered our key customers and the loss of their business could have a material adverse effect on the Company's financial results.

Backlog

    The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $2,344.4 million as of April 3, 2005, $1,517.5 million as of March 28, 2004, and $1,073.2 million as of March 30, 2003. The majority of the backlog is for sales to aerospace customers in the Investment Cast Products, Forged Products and Fastener Products segments. Approximately 80 percent of the Company's backlog is expected to be filled within the next fiscal year.

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

    In the Investment Cast Products segment, our principal competitor is Howmet, a subsidiary of Alcoa Inc. Howmet produces stainless steel, superalloy, aluminum and titanium investment castings principally for the aerospace and IGT markets. We believe that Howmet is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. In addition, Pacific Cast Technologies (PCT), a subsidiary of Ladish Co., manufactures large titanium investment castings for jet engine and airframe applications. Many other companies throughout the world also produce stainless steel, superalloy, aluminum or titanium investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.

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

    In the Fastener Products segment, we compete with a large number of companies based primarily on technology, price, service, product quality and performance. Of these companies, we consider Alcoa, LISI, and McKecknie to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance and service to our customers.

    In the Industrial Products segment, we compete with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

Research and Development

    We have departments involved in research and development at PCC Structurals, PCC Airfoils, SMAG, Wyman-Gordon, and Fastener Products, as well as within the Industrial Products segment. The research and development effort at these locations is directed at the technical aspects of developing new and improved manufacturing processes. These research and development expenditures amounted to $5.2 million in fiscal 2005, $5.0 million in fiscal 2004 and $5.0 million in fiscal 2003. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

    At April 3, 2005, we had approximately 15,400 employees within our four segments, including approximately 7,400 employees in the Investment Cast Products segment, 2,000 employees in the Forged Products segment, 4,200 employees in the Fasteners segment and 1,400 employees in the Industrial Products segment. In addition, we had 44 employees in corporate functions and 356 employees in businesses that are held for sale. Approximately 23 percent of these employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate one collective bargaining agreement affecting less than 3 percent of the workforce during fiscal 2006. Management

6    Precision Castparts Corp. & Subsidiaries

believes that labor relations in the Company have generally been satisfactory.

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

Materials & Supplies

    We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used in our investment casting, forged and fastener products. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of the tool-grade steel we use may also be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

    Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. At April 3, 2005, we had accrued aggregate environmental reserves of approximately $37.5 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters.

    The Company has been named as a potentially responsible party ("PRP") at sites identified by the Environmental Protection Agency ("EPA") and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes. Under CERCLA, and under similar state statutes, PRPs are jointly and severally liable, and therefore, the Company is potentially liable to the government or third parties for the full cost of remediating contamination at the Company's facilities or former facilities or at third-party sites where the Company has been designated a PRP. In the unlikely event that the Company is required to fully fund the remediation of a site, the statutory framework would allow the Company to pursue rights of contribution from other PRPs. The Company has been identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Harvey GRQ Site, Harvey, Illinois; and Peterson-Puritan Site, Cumberland, Rhode Island. We are also a designated PRP in several state lead sites, including at the Company's facility in North Grafton, Massachusetts.

    The Company has notified its insurers of potential environmental cleanup liabilities at various facilities, including the Superfund Sites identified above, and has asserted that it is entitled to recover its defense and indemnity costs incurred, and to be incurred, under certain historic insurance policies. During 2002, the Company settled its defense and indemnity claims with Wyman-Gordon's primary carrier. The Company did not settle any defense or indemnity claims against Wyman-Gordon's excess carriers. The Company has also asserted indemnity claims against third-parties for certain sites and we expect to recover a portion of our losses with respect to these sites.

    By letter dated March 11, 2004, the California Attorney General's Office informed the Company that it was pursuing an enforcement action on behalf of the California Department of Toxic Substances Control ("DTSC") for alleged violations of the California Hazardous Waste Control Law, the California Health and Safety Code, and the rules implementing those laws. DTSC identified the alleged violations during a December 2002 inspection of the Company's facility in Santa Ana, California. In May 2005, the Company paid $400,000 to settle the DTSC's claims.

Precision Castparts Corp. & Subsidiaries    7

Forward-Looking Statements

    Information included within this Form 10K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, automotive, and other general industrial cycles; the relative success of the Company's entry into new markets; competitive pricing; the financial viability of the Company's significant customers; the availability and cost of energy, materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward- looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information

    The Company's financial information (annual report, 10-K, 10-Q, proxy) filed with the Securities and Exchange Commission, as well as current reports on Form 8-K, quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the code of ethics that applies to the Registrants' principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) may be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 2. PROPERTIES

    Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
	No. of Facilities
Division		Leased	Owned	Total

Executive & Corporate Offices
Domestic	1	22,284	–	22,284
Foreign	–	–	–	–
Investment Cast Products
Domestic	40	607,195	2,851,596	3,458,791
Foreign	6	156,000	372,960	528,960
Forged Products
Domestic	6	–	2,634,664	2,634,664
Foreign	8	259,800	686,256	946,056
Fastener Products
Domestic	17	848,055	1,287,000	2,135,055
Foreign	18	477,276	594,025	1,071,301
Industrial Products
Domestic	13	205,525	586,850	792,375
Foreign	6	78,200	114,150	192,350
Discontinued Operations
Domestic	7	53,289	283,800	337,089
Foreign	5	64,500	165,500	230,000
Total Company
Domestic	84	1,736,348	7,643,910	9,380,258
Foreign	43	1,035,776	1,932,891	2,968,667

Total	127	2,772,124	9,576,801	12,348,925

    We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products. We continue to expand our manufacturing capacity to meet anticipated market demand for our products; see "Item 7. Management's Discussion and Analysis."

ITEM 3. LEGAL PROCEEDINGS

    For a description of claims relating to environmental matters, see "Item 1. Business-Environmental Compliance."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

8    Precision Castparts Corp. & Subsidiaries

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT(a)

Name	Officer Since	Age	Position Held With the Registrant

Mark Donegan	(b) 1992	48	Chairman and Chief Executive Officer
William D. Larsson	(c) 1980	59	Senior Vice President and Chief Financial Officer
Wayne F. Robbins	(d) 2002	54	Executive Vice President and President–PCC Flow Technologies
Ross M. Lienhart	(e) 2004	52	Senior Vice President and President–PCC Structurals
Steven G. Hackett	(f) 2004	48	Senior Vice President and President–Fastener Products Division
Dennis L. Konkol	(g) 2004	46	Senior Vice President and President–Industrial Products Division
Christopher L. Ayers	(h) 2005	38	Senior Vice President and President–Wyman-Gordon
Roger A. Cooke	(i) 2000	56	Vice President–Regulatory and Legal Affairs and Secretary
Shawn R. Hagel	(j) 1997	39	Vice President, Corporate Controller and Assistant Secretary
Geoffrey A. Hawkes	(k) 1999	46	Vice President, Treasurer and Assistant Secretary
Mark R. Roskopf	(l) 1999	43	Vice President–Corporate Taxes and Assistant Secretary
Byron J. Gaddis	(m) 2000	48	Vice President and Chief Information Officer
Kirk G. Pulley	(n) 2004	36	Vice President–Strategic Planning and Corporate Development

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

(c)   Elected Vice President–Finance in 1980. Named Vice President and Chief Financial Officer in 1993. Elected Senior Vice President in 2000.

(d)  Elected Executive Vice President and President–PCC Flow Technologies in 2002. Prior to joining PCC in 2001 as Vice President of Strategic Planning and Business Development–PCC Flow Technologies, he was President of DeZURIK, a subsidiary of SPX Corporation, which manufactures industrial control valves. Prior to 2000, he held the position of Vice President of Marketing and Research and Development for the same company.

(e)   Elected Senior Vice President and President–PCC Structurals in 2004. Previously served as Vice President of PCC Structurals large parts business operations.

(f)   Elected Senior Vice President and President–Fastener Products Division in 2004. Previously, he was Vice President in charge of PCC Structurals' small structural business operations.

(g)   Elected Senior Vice President and President–Industrial Products Division in 2004. He was named President of PCC's Industrial Products business in March 2003. Previously, he was President of J&L Fiber Services.

(h)  Elected Senior Vice President and President–Wyman Gordon in 2005. Previously served as the President of Wyman-Gordon Forgings West.

(i)   Elected Vice President–Regulatory and Legal Affairs and Secretary in 2000.

(j)   Elected Corporate Controller and Assistant Secretary in 1997 and Vice President in 2000. Previously served as Corporate Financial Reporting Manager.

(k)   Elected Treasurer and Assistant Secretary in 1999 and Vice President in 2000.

(l)   Elected Director of Corporate Taxes and Assistant Secretary in 1999 and Vice President–Corporate Taxes in 2000.

(m) Elected Chief Information Officer and Vice President in 2000. Previously served as Director of Airframe Development and Research and Development at PCC Structurals.

(n)  Elected Vice President–Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

Precision Castparts Corp. & Subsidiaries    9

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    As of April 3, 2005, there were 5,633 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. For information concerning the high and low closing prices of PCC common stock, refer to the Quarterly Financial Information table in Item 8. Notes to Consolidated Financial Statements. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

10    Precision Castparts Corp. & Subsidiaries

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

(Unaudited) (In millions, except employee, shareholder and per share data)	2005	2004	2003	2002	2001

Net sales	$2,919.0	$1,913.1	$1,808.5	$2,191.3	$1,997.1
Net (loss) income:
Continuing operations	$239.5	$126.9	$150.6	$71.4	$127.7
Net (loss) income	$(1.7)	$117.9	$124.3	$42.4	$124.9
Net (loss) income excluding goodwill amortization	$(1.7)	$117.9	$124.3	$69.3	$151.7
Return on sales from continuing operations	8.2%	6.6%	8.3%	3.3%	6.4%
Return on beginning shareholders' investment from continuing operations	14.0%	12.0%	15.8%	7.9%	16.5%
Net (loss) income per common share (basic):
Continuing operations	$3.67	$2.25	$2.87	$1.38	$2.55
Net (loss) income	$(0.03)	$2.09	$2.37	$0.82	$2.50
Net (loss) income excluding goodwill amortization	$(0.03)	$2.09	$2.37	$1.34	$3.03
Net (loss) income per common share (diluted):
Continuing operations	$3.60	$2.20	$2.84	$1.37	$2.51
Net (loss) income	$(0.03)	$2.05	$2.35	$0.81	$2.45
Net (loss) income excluding goodwill amortization	$(0.03)	$2.05	$2.35	$1.33	$2.98
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Average shares of common stock outstanding	65.3	56.4	52.4	51.6	50.0
Working capital	$433.4	$274.7	$161.1	$151.4	$199.6
Total assets	$3,625.0	$3,755.5	$2,467.6	$2,565.7	$2,573.9
Total debt	$843.0	$1,077.5	$692.1	$901.5	$1,052.7
Total equity	$1,780.4	$1,714.6	$1,061.7	$951.8	$901.8
Total debt as a percent of total debt and equity	32.1%	38.6%	39.5%	48.6%	53.9%
Book value per share	$26.77	$29.77	$20.03	$18.23	$17.58
Capital expenditures(1)	$67.6	$68.0	$71.3	$125.3	$90.2
Number of employees(2)	15,384	16,672	11,866	13,813	14,288
Number of shareholders of record	5,633	5,429	5,685	6,143	5,691

(1) Includes capital expenditures of discontinued operations

(2) Includes employees of discontinued operations

Precision Castparts Corp. & Subsidiaries    11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business overview

    Fiscal 2005 was a very successful year on multiple fronts for Precision Castparts Corp ("PCC" or "the Company"). Spurred by the addition of SPS Technologies ("SPS"), which was acquired in the third quarter of fiscal 2004, and by vigorous growth in PCC's core aerospace and power generation markets, PCC delivered strong operating results and attained record levels in sales, operating income, net income and earnings per share from continuing operations.

    The successful integration of SPS was a significant contributor to the strong performance achieved in fiscal 2005. During the year, the acquired SPS operations rapidly realized substantial synergies and operating margin improvement, and in the fourth quarter, the fastener operations of SPS were bolstered by new opportunities from the acquisition of Air Industries Corporation ("AIC"). AIC's significant market presence in structural airframe bolts and expertise in manufacturing titanium fastener products greatly expands the manufacturing capabilities and range of products that the Fastener Products segment can offer to its customers. AIC's fiscal 2005 operating results, which included only three weeks of activity in the fourth quarter, were immediately accretive to earnings. In addition to the strong performance from the SPS operations, leverage from improving market conditions and increased market shares, coupled with on-going cost take-outs throughout the Company, helped PCC's pre-SPS acquisition base businesses achieve excellent operating results during the year, despite strong headwinds from higher raw material costs and contractual price reductions.

    Also during the year, the Company divested substantially all of its non-core pumps and valves businesses that were part of the now discontinued Fluid Management Products segment, as well as certain non-core businesses from the SPS acquisition. These divestitures, which generated $164.2 million of cash, will enable the Company to focus more attention and resources on its core markets and businesses. The Company also retired $200 million of 8.75 percent debt in the fourth quarter, which drove the debt-to-capitalization ratio from 38.6 percent at the end of fiscal 2004 to 32.1 percent at the end of fiscal 2005. With a strengthening credit profile, PCC is well positioned to take advantage of opportunities for growth in fiscal 2006 and beyond.

    Looking ahead to fiscal 2006, the stage is set for another strong year. Not only will PCC benefit in fiscal 2006 from the recovery of OEM build rates in both the aerospace and power generation markets, the Company will also benefit from the impact of continuing strong aftermarket sales, market share gains and expansion of PCC's technologies into new markets. PCC also expects to achieve continuing performance improvements from its operations throughout the year. With these favorable conditions, the Company anticipates that overall growth in sales and earnings during the upcoming year will out pace forecasted industry growth rates for the aerospace, power generation and automotive markets.

	Fiscal Year
				% Change
	2005	2004	Change

Net sales	$2,919.0	$1,913.1	$1,005.9	53%
Cost of goods sold	2,265.4	1,484.9	780.5	53
Selling and administrative expenses	233.3	154.0	79.3	51
Restructuring and impairment	1.6	10.9	(9.3)	(85)
Other expense (income)	–	11.2	(11.2)	(100)
Interest expense, net	56.6	53.3	3.3	6

Income before income tax and minority interest	362.1	198.8	163.3	82
Income tax expense	121.3	70.5	50.8	72
Minority interest	(1.3)	(1.4)	(0.1)	(7)

Net income from continuing operations	239.5	126.9	112.6	89
Net loss from discontinued operations	(241.2)	(9.0)	(232.2)	(2,580)

Net (loss) income	$(1.7)	$117.9	$(119.6)	(101)%

Net income per share from continuing operations (basic)	$3.67	$2.25	$1.42	63%
Net loss per share from discontinued operations (basic)	(3.70)	(0.16)	(3.54)	(2,213)

Net (loss) income per share (basic)	$(0.03)	$2.09	$(2.12)	(101)%

Net income per share from continuing operations (diluted)	$3.60	$2.20	$1.40	64%
Net loss per share from discontinued operations (diluted)	(3.63)	(0.15)	(3.48)	(2,320)

Net (loss) income per share (diluted)	$(0.03)	$2.05	$(2.08)	(101)%

	Fiscal Year
				% Change
Sales by Market	2005	2004	Change

Aerospace	$1,609.8	$1,184.5	$425.3	36%
% of total	55%	62%
Power Generation	510.1	330.4	179.7	54
% of total	18%	17%
Automotive	275.6	103.6	172.0	166
% of total	9%	5%
General Industrial and Other	523.5	294.6	228.9	78
% of total	18%	16%

Total Sales	$2,919.0	$1,913.1	$1,005.9	53%
% of total	100%	100%

    Total sales for fiscal 2005 were $2,919.0 million, an increase of $1,005.9 million, or 53 percent from fiscal 2004 sales of $1,913.1 million. The former SPS businesses contributed a full year of sales in fiscal 2005 compared to 17 weeks in fiscal 2004. Total aerospace sales increased 36% over fiscal 2004 levels, while as a percent of total sales, fiscal 2005 aerospace sales declined to 55% compared to 62% in fiscal 2004. Power generation sales increased 54 percent over fiscal 2004 levels, and increased from 17 percent of total sales in fiscal 2004 to 18 percent of total sales in fiscal 2005. Sales to the general industrial and other markets grew by 78 percent, and the automotive market grew by 166%, primarily due to a full year of sales from the SPS operations. A recovery in commercial aircraft deliveries, coupled with strong aftermarket sales and increased market share gains in the aerospace and power generation markets led to increased sales in the Investment Cast Products and Forged Products segments. According to JSA Research as of October 2004, commercial aircraft deliveries were forecasted to increase approximately 13 percent in calendar year 2005 from calendar year 2004 compared with declining deliveries since calendar year 2001. Because of manufacturing lead times

12    Precision Castparts Corp. & Subsidiaries

required to support aircraft deliveries, PCC began realizing these calendar 2005 forecasted increases during its fiscal 2005. In addition, continued growth in the seamless pipe market in the Forged Products segment, and expansion of the Company's metal injection molding technology in the automotive sector and strength in the pulp and paper market contributed to higher sales in the Industrial Products segment.

    Cost of goods sold was $2,265.4 million, or 78 percent of sales, in fiscal 2005 as compared to $1,484.9 million, or 78 percent of sales, in fiscal 2004. The flat year-over-year percentage reflects the impact of leverage from higher sales volume and improved operating efficiencies, offset by increased raw material costs and lower sales prices in fiscal 2005.

    Selling and administrative expenses were $233.3 million, or 8 percent of sales, in fiscal 2005 compared to $154.0 million, or 8 percent of sales, in fiscal 2004. The flat year over year percentage was due to a full year of SPS' results, which has higher SG&A as a percent of sales than PCC's base businesses, offset by the leverage from higher sales volume.

    Net income from continuing operations for fiscal 2005 was $239.5 million, or $3.60 per share (diluted), which included restructuring and asset impairment charges totaling $0.02 per share (diluted). By comparison, net income from continuing operations for fiscal 2004 was $126.9 million, or $2.20 per share (diluted), which included restructuring and impairment charges totaling $0.13 per share (diluted), and other expense associated with financing the SPS acquisition of $0.12 per share. Fiscal 2005 net loss after discontinued operations was $1.7 million, or a net loss of $0.03 per share (diluted), compared with net income of $117.9 million, or $2.05 per share (diluted) in fiscal 2004. The fiscal 2005 net loss includes charges totaling $248.0 million, or $3.73 per share (diluted), related to the disposition of the pumps and valves businesses.

Business acquisitions

    On March 8, 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation ("AIC") for $190.7 million paid in cash. AIC is a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys. This acquisition is expected to significantly enhance PCC's presence in the aerospace fastener market by expanding the range of fastener products offered to PCC's aerospace customers. AIC will operate as part of the Fastener Products segment.

    On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. SPS was acquired to strengthen and build upon the Company's core businesses, technologies and customer relationships. In addition, SPS' complementary manufacturing processes provide the Company with opportunities to enhance efficiencies and reduce costs. The aggregate purchase price was $728.8 million, which included $294.2 million of cash, PCC common stock valued at $425.1 million and $9.5 million of cash paid for transaction fees. In addition, SPS paid $39.3 million for change of control payments and transaction fees as of the close of the transaction. The value of the 9.3 million shares of PCC common stock issued in connection with the acquisition was determined based on the quoted market price of PCC's common stock on and around the date of the close of the transaction.

    SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial markets. SPS' former Specialty Materials and Alloys group now operates as part of the Investment Cast Products segment. A new segment, Fastener Products, was established and comprises SPS' former Aerospace Fasteners and Engineered Fasteners groups. SPS' former tool group now operates as part of the Industrial Products segment. In addition, three former SPS businesses–Dacar, which was sold in the third quarter of fiscal 2005, Magnetics, which was sold in the fourth quarter of fiscal 2005 and Mohawk, which was sold subsequent to the end of fiscal 2005—were classified as held for sale in the third quarter of fiscal 2004, and their results were included in discontinued operations until their disposition.

Discontinued operations

    The Company's financial statements were significantly impacted by activities relating to the planned divestiture of a number of PCC's businesses. These businesses have been accounted for under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, any operating results of these businesses are presented in the Company's Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.

Fiscal 2005

    In the second quarter of fiscal 2005, the Company decided to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations. The E/One business was retained and is now included in the Industrial Products segment. All of the pumps and valves businesses, with the exception of PCC Eurovalves, were sold in the third quarter of fiscal 2005. PCC Eurovalves, which is located in The Netherlands, continues to be marketed. PCC's decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill. The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell. Approximately $240.0 million of the charge was non-cash. Subsequent to the second quarter, the Company recorded additional write-downs related to the disposition of the pumps and valves businesses, bringing the total net loss on disposal to $248.0 million.

Fiscal 2004

    In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction–Magnetics, Mohawk, and Dacar–were classified as held for sale and their results were included in discontinued operations. They were classified as discontinued operations because they were deemed to be non-core to the Company. Dacar was sold in the third quarter of fiscal 2005, Magnetics was sold in the fourth quarter of fiscal 2005, and Mohawk was sold in April 2005, subsequent to fiscal year-end.

    In the second quarter of fiscal 2004, the Company incurred asset impairment and disposal charges associated with its decision to sell Newmans, a valve distribution company of PCC Flow Technologies. It was determined that Newmans' distribution business did not fit with PCC's manufacturing-focused operations and was not performing to the Company's expectations. The Company's decision to sell Newmans resulted in a charge of $19.2 million, principally related to the write-down of assets to net realizable value. The Newmans business was sold in the third quarter of fiscal 2004.

Precision Castparts Corp. & Subsidiaries    13

Fiscal 2003

    In fiscal 2003, PCC incurred charges associated with the closure or sale of certain businesses of the Industrial Products segment and PCC Flow Technologies. Within the Industrial Products segment, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was sold. In addition, the Company sold its controlling interest in Design Technologies International ("DTI") and certain intangible assets of Olofsson to minority shareholders of DTI. The closure or sale of these operations was in response to a steady and continual decline in the machine tool industry. In addition, PCC closed STW Composites ("STW") as it was deemed to be a non-core business to PCC. PCC also entered into an agreement to sell Fastener Engineers & Lewis Machine ("FELM") and began actively marketing PCC Superior Fabrication for sale in the fourth quarter. FELM was sold during the first quarter and PCC Superior Fabrication was sold in the fourth quarter of fiscal 2004. Within PCC Flow Technologies, the Company began marketing Barber Industries in the fourth quarter of fiscal 2003 and sold the business in the fourth quarter of fiscal 2004. The Company recorded disposal expenses in fiscal 2003 totaling $42.4 million related to the write-down of remaining inventory and property, plant and equipment to fair value less cost to sell, the write-down of accounts receivable and other current assets to net realizable value, and incremental costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.

Restructuring, asset impairment and other non-recurring charges

    The following table provides significant components of amounts recorded in the Consolidated Statements of Income related to the Company's restructuring and asset impairment charges.

Fiscal	2005	2004	2003

Provision for restructuring:
Severance	$–	$8.2	$19.7
Other	0.1	1.4	—
Impairment of long-lived assets	1.5	1.3	–

Total	$1.6	$10.9	$19.7

    The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

Fiscal	2005	2004	2003

Restructuring reserve at beginning of period	$5.0	$14.7	$6.1
Provision—continuing operations	0.1	9.6	19.7
Cash payments	(2.6)	(19.9)	(10.1)
Non-cash adjustments	(0.5)	0.6	(1.0)

Restructuring reserve at end of period	$2.0	$5.0	$14.7

    During the fourth quarter of fiscal 2005, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $1.6 million, principally related to additional costs associated with a business that was closed several years ago. The tax-effected impact of these charges was $1.1 million, or $0.02 per share (diluted).

    Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions. Based on the Company's most recent assessment, there are no current plans to restructure operations in fiscal 2006.

Other expense (income)

    Other expense of $11.2 million was recorded in the third quarter of fiscal 2004 to reflect the write-off of unamortized bank fees ($2.8 million) from early termination of bank credit facilities and the termination of an interest rate swap ($8.4 million) associated with debt refinancing, both in connection with the SPS acquisition.

Outlook

    The Company expects that the aerospace and power generation markets will continue to strengthen in fiscal 2006 as aircraft build-rates increase and industrial gas turbine businesses recover, coupled with continued market share gains and strong demand in China for seamless pipe. Continued market share gains and expansion of PCC's technologies in the automotive market will also improve sales in fiscal 2006, while other markets served by the Company are expected to be relatively flat, or slightly improved from fiscal 2005. Overall, sales are expected to grow by approximately 10-15 percent from fiscal 2005. The Company anticipates its overall growth in fiscal 2006 will exceed forecasted industry OEM build rates for the aerospace, power generation and automotive markets as a result of increased aftermarket business, continued market share gains and expansion of PCC's technologies into new markets. Operating margins, as a percent of sales, are expected to show modest improvement over fiscal 2005 levels principally due to leverage from higher sales volume and improved operating performance, tempered somewhat by the impact of expected increases in zero-margin pass-through of higher metal costs.

Financial results by segment

    PCC has organized the Company's business segments along its four major product lines and reports financial results in the following four segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. Operating income amounts discussed below exclude restructuring and asset impairment charges.

				% Change
	Fiscal Year			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Net sales
Investment Cast Products	$1,360.6	$1,042.8	$1,071.3	30%	(3)%
Forged Products	631.7	502.4	566.9	26	(11)
Fastener Products	691.3	181.3	–	281	n/a
Industrial Products	235.4	186.6	170.3	26	10

Consolidated net sales	$2,919.0	$1,913.1	$1,808.5	53%	6%

Operating income
Investment Cast Products	$256.0	$190.4	$210.7	34%	(10)%
% of sales	19%	18%	20%
Forged Products	76.1	64.7	81.5	18	(21)
% of sales	12%	13%	14%
Fastener Products	88.3	13.5	–	554	n/a
% of sales	13%	7%	–
Industrial Products	42.5	32.5	25.3	31	28
% of sales	18%	17%	15%
Corporate expense	(42.6)	(26.9)	(27.9)	(58)	(4)

Operating income	420.3	274.2	289.6	53%	(5)%
% of sales	14%	14%	16%
Provision for restructuring	0.1	8.7	19.7
Impairment of long-lived assets	1.5	2.2	–
Other expense (income)	–	11.2	(14.5)
Interest expense, net	56.6	53.3	55.5

Consolidated income before income taxes and minority interest	$362.1	$198.8	$228.9

14    Precision Castparts Corp. & Subsidiaries

Investment Cast Products

    The Investment Cast Products segment includes PCC Structurals, PCC Airfoils, and the Specialty Materials and Alloys Group ("SMAG"), which was acquired with SPS in the third quarter of fiscal 2004. These businesses manufacture investment castings, or provide materials and alloys, for aircraft engines, industrial gas turbine (IGT) engines, airframes, armaments, medical prostheses and other industrial applications.

				% Change
	Fiscal Year			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Sales by Market
Aerospace	$847.7	$722.7	$716.9	17%	1%
% of total	62%	69%	67%
Power Generation	333.0	233.0	297.5	43	(22)
% of total	24%	22%	28%
Automotive	9.7	7.1	2.7	37	163
% of total	1%	1%	0%
General Industrial & Other	170.2	80.0	54.2	113	48
% of total	13%	8%	5%

Total Sales	$1,360.6	$1,042.8	$1,071.3	30%	(3)%
% of total	100%	100%	100%

Operating income	$256.0	$190.4	$210.7	34%	(10)%
% of sales	19%	18%	20%

Fiscal 2005 compared with fiscal 2004

    The Investment Cast Products segment reported fiscal 2005 sales of $1,360.6 million and operating income of $256.0 million, or 19 percent of sales. Fiscal 2005 sales increased 30 percent from the prior year's sales of $1,042.8 million, and operating income increased by 34 percent over the prior year's operating income of $190.4 million, or 18 percent of sales. The SMAG businesses contributed a full year of results in fiscal 2005 compared to 17 weeks in fiscal 2004. The increase in sales of the base businesses was driven by continued recovery in the power generation and aerospace markets, with solid aftermarket growth as well as market share gains. The increase in operating income principally reflected the impact of the higher sales volume and operating improvements, partially offset by lower selling prices and higher raw material costs, mainly nickel and cobalt, which have increased approximately 25 percent and 40 percent, respectively, on the London Metal Exchange (LME) and Metal Bulletin COFM.8 Index (Bloomberg) compared to fiscal 2004. The improvement in operating margins as a percentage of sales was mainly due to the leverage from the higher sales volume and improved manufacturing performance, partially offset by the impact of lower selling prices, higher raw material costs and pass-through pricing.

    The Investment Cast Products segment anticipates higher sales associated with the Aerospace and Power Generation markets in fiscal 2006. Operating margins, as a percent of sales, are expected to improve in fiscal 2006 as a result of leverage from the higher sales volume and continued improvements in operating efficiencies, partially offset by the impact of pass-through pricing.

Fiscal 2004 compared with fiscal 2003

    The Investment Cast Products segment reported fiscal 2004 sales of $1,042.8 million and operating income of $190.4 million, or 18 percent of sales. Fiscal 2004 sales decreased 3 percent from the prior year's $1,071.3 million, and operating income decreased by 10 percent over the prior year's $210.7 million, or 20 percent of sales. The addition of SPS' SMAG businesses in December 2003 contributed $40.4 million of sales and $6.4 million of operating income, or 16 percent of sales, to fiscal 2004 results. The overall sales decline compared to fiscal 2003 was due to continued weakness in both the aerospace and power generation markets, combined with the impact of price reductions. Despite the sales decline and higher raw material costs compared to fiscal 2003, the Investment Cast Products segment was able to achieve solid operating margins due to continued aggressive cost takeout throughout its operations and improvements in manufacturing performance.

Forged Products

    The Forged Products segment consists of the forging operations of Wyman-Gordon. Forged Products' sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe for the power generation and the oil and gas industries.

				% Change
	Fiscal Year			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Sales by Market
Aerospace	$439.0	$367.8	$395.6	19%	(7)%
% of total	70%	73%	70%
Power Generation	166.9	90.0	119.0	85	(24)
% of total	26%	18%	21%
Automotive	2.6	0.1	9.9	2500	(99)
% of total	0%	0%	2%
General Industrial & Other	23.2	44.5	42.4	(48)	5
% of total	4%	9%	7%

Total Sales	$631.7	$502.4	$566.9	26%	(11)%
% of total	100%	100%	100%

Operating income	$76.1	$64.7	$81.5	18%	(21)%
% of sales	12%	13%	14%

Fiscal 2005 compared with fiscal 2004

    The Forged Products segment reported fiscal 2005 sales of $631.7 million and operating income of $76.1 million, or 12 percent of sales. Fiscal 2005 sales increased 26 percent from the prior year's sales of $502.4 million, and operating income increased by 18 percent over the prior year's operating income of $64.7 million, or 13 percent of sales. The increase in sales includes approximately $18.8 million of higher prices related to pass-through of increased nickel costs. The volume increase was due to heavy demand for aerospace components as well as continued demand for seamless pipe to the power generation market in China. Operating income as a percent of sales benefited in the current year from the higher volume, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 25 percent and 135 percent, respectively, on the LME (Bloomberg) and TI 6-4 Bulk Weldables Index (metalprices.com) since fiscal 2004.

    Sales in fiscal 2006 within this segment are expected to benefit from continued growth in the aerospace market and continued growth in extruded pipe sales, as well as recovery in the industrial gas turbine market. Operating income is expected to benefit from the higher sales volume and the favorable impact of contract terms that allow for pass-through pricing of higher material costs. While these recoveries will increase segment revenues and protect

Precision Castparts Corp. & Subsidiaries    15

operating income, they will have a dampening effect on related improvements in operating income as a percentage of sales.

Fiscal 2004 compared with fiscal 2003

    The Forged Products segment reported sales of $502.4 million for fiscal 2004, a decrease of $64.5 million, with operating income of $64.7 million, or 13 percent of sales, a decrease of $16.8 million from the fiscal 2003 level of $81.5 million, or 14 percent of sales. The sales decline was due to reduced demand for commercial aerospace products as well as products for the power generation market, partially offset by increased demand for military aerospace products. Operating margins within this segment are significantly impacted by the deleveraging effect of the sales decline due to the capital-intensive nature of the forging business. Higher raw material costs, as well as price concessions, also reduced operating margins. Cost reductions and benefits from settlement of a supply agreement between Wyman-Gordon and Timet helped to partially offset the impact of these items.

Fastener Products

    The Fastener Products segment includes SPS' former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

				% Change
	Fiscal Year			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Sales by Market
Aerospace	$316.4	$87.6	$—	261%	n/a	%
% of total	46%	48%
Power Generation	2.7	1.4	–	93	n/a
% of total	0%	1%
Automotive	215.6	54.6	–	295	n/a
% of total	31%	30%
General Industrial & Other	156.6	37.7	–	315	n/a
% of total	23%	21%

Total Sales	$691.3	$181.3	$—	281%	n/a	%
% of total	100%	100%

Operating income	$88.3	$13.5	$—	554%	n/a	%
% of sales	13%	7%	–

Fiscal 2005 compared with fiscal 2004

    The Fastener Products segment reported fiscal 2005 sales of $691.3 million and operating income of $88.3 million, or 13 percent of sales. Fiscal 2005 sales increased $510.0 million from the prior year's sales of $181.3 million, and operating income increased $74.8 million over the prior year's operating income of $13.5 million, or 7 percent of sales. Fiscal 2004 included approximately 17 weeks of activity since PCC acquired SPS on December 9, 2003. The segment was favorably affected by strong aerospace sales and continues to benefit from market share gains at major aerospace customers. Cost take-outs and stream-lined manufacturing processes have significantly improved operating margins as a percent of sales since the acquisition of SPS.

    Sales within the Fastener Products segment will continue to grow during fiscal 2006 as a result of improving conditions in the aerospace industry, market share gains and a full year of sales from AIC. Operating income as a percentage of sales should also improve due to continuing realization of synergies, cost take-outs and leverage from higher sales.

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

Industrial Products

    The Industrial Products segment includes J&L Fiber Services, Advanced Forming Technology (AFT), E/One and the Precision Tool Group. J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-moldings, metal-matrix- composites, and ThixoFormed™ components for numerous industrial applications. E/One manufactures low-pressure sewer systems and detection systems for the power generation industry. The PCC Precision Tool Group, which consists of Reed-Rico and the SPS tool group, manufactures a broad range of cold-forming header and threader tools and dies.

				% Change
	Fiscal Year			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Sales by Market
Aerospace	$6.7	$6.4	$1.9	5%	237%
% of total	3%	4%	1%
Power Generation	7.5	6.0	8.6	25	(30)
% of total	3%	3%	5%
Automotive	47.7	41.8	11.2	14	273
% of total	20%	22%	7%
General Industrial & Other	173.5	132.4	148.6	31	(11)
% of total	74%	71%	87%

Total Sales	$235.4	$186.6	$170.3	26%	10%
% of total	100%	100%	100%

Operating income	$42.5	$32.5	$25.3	31%	28%
% of sales	18%	17%	15%

Fiscal 2005 compared with fiscal 2004

    The Industrial Products segment's sales increased by 26 percent, from $186.6 million in fiscal 2004 to $235.4 million in fiscal 2005, and its operating income increased from $32.5 million, or 17 percent of sales, to $42.5 million, or 18 percent of sales. The sales increase reflects the addition of sales from SPS' Precision Tool Group, market share gains in the automotive industry, and improved conditions in the aerospace and pulp and paper markets. Operating margins, as a percent of sales, benefited from the higher volume, coupled with increased production at low-cost manufacturing facilities in Hungary and India, partially offset by the impact of adding the SPS businesses, which have lower operating margins.

    In fiscal 2006, sales within this segment should continue to benefit from the consolidation of the Reed-Rico and the SPS tool businesses, which will increase PCC's worldwide share of the fastener tooling market. Operating margins are also expected to increase as a result of improved cost structures and leverage from higher volume.

16    Precision Castparts Corp. & Subsidiaries

Fiscal 2004 compared with fiscal 2003

    The Industrial Products segment's sales increased by 10 percent, from $170.3 million in fiscal 2003 to $186.6 million in fiscal 2004, and its operating income increased from $25.3 million, or 15 percent of sales, to $32.5 million, or 17 percent of sales. The increase in sales was due to the addition of SPS' tool group, which contributed $9.4 million of sales, as well as improved market conditions in the automotive sector. Operating margins benefited from the higher volume, coupled with new product introductions, increased productivity and successful ramp-up of production at low-cost manufacturing facilities in Hungary and India, partially offset by the impact of adding the SPS businesses, which have lower margins.

Interest and taxes

    Net interest expense in fiscal 2005 was $56.6 million, as compared with $53.3 million in fiscal 2004. The higher interest expense resulted from higher average debt levels and higher effective borrowing rates during fiscal 2005 compared to fiscal 2004.

    The effective tax rate for fiscal 2005 was 33 percent, compared with 35 percent in fiscal 2004. The lower tax rate in fiscal 2005 is principally due to recognition of $4.0 million of tax benefits related to the write-off of intercompany loans and due to increased earnings in jurisdictions with lower tax rates.

Liquidity and capital resources

    Total assets of $3,625.0 million at April 3, 2005, represented a $130.5 million decrease from the $3,755.5 million balance at March 28, 2004, reflecting the write-off of the pumps and valves businesses, partially offset by the acquisition of AIC, higher inventory and accounts receivable balances to support improved business conditions and higher cash balances. Total capitalization at April 3, 2005, was $2,623.4 million, consisting of $843.0 million of debt and $1,780.4 million of equity. The debt-to-capital ratio decreased from 38.6% at the end of fiscal 2004 to 32.1% at April 3, 2005.

    Cash requirements for the year included debt payments of $230.3 million, including $200.0 million for the repayment of the Company's 8.75 percent public note due in March 2005, $190.7 million for the acquisition of AIC, $93.4 million of pension contributions ($60.0 million were voluntary), $61.7 million for capital expenditures, $7.7 million for dividends and $10.9 million for discontinued operations. These requirements were funded by $239.5 million of net income from continuing operations adjusted for $97.0 million of depreciation and amortization, $23.7 million of deferred income taxes, $59.9 million for decreased working capital, $164.2 million of proceeds from the sale of the pumps and valves businesses of PCC Flow Technologies and the Magnetics business, $41.2 million from the sale of common stock through ESPP purchases and stock option exercises, and $42.8 million from other activities. The ending cash balance at April 3, 2005 was $153.9 million, up $73.6 million from the fiscal 2004 ending balance.

    Capital spending of $61.7 million in fiscal 2005 principally provided for equipment maintenance and upgrades, capacity expansion and cost reduction projects. The capital spending plan for fiscal 2006, which is approximately $50.0 million higher than spending in fiscal 2005, provides for cost reduction, capacity expansion, equipment maintenance and upgrades, and safety projects throughout the company.

    Management believes that the Company can fund requirements for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

Contractual obligations and commercial commitments

    The Company is obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents the Company's contractual cash obligations as of April 3, 2005 (in millions) and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$837.0	$38.3	$41.2	$205.8	$252.8	$55.2	$243.7
Operating leases	86.0	20.4	21.0	12.4	10.2	6.8	15.2
Interest on fixed-rate debt	157.4	29.6	28.5	25.1	16.4	14.3	43.5
Interest on variable-rate debt(1)	53.5	15.5	14.8	13.4	8.9	0.6	0.3

Total	$1,133.9	$103.8	$105.5	$256.7	$288.3	$76.9	$302.7

(1) Interest on variable-rate debt is based on current prevailing interest rates.

The table above excludes estimated required cash contributions to the Company's qualified pension plans totaling approximately $89.5 million over the next five years: $15.2 million in fiscal 2006, $12.0 million in fiscal 2007, $15.4 million in fiscal 2008, $24.1 million in fiscal 2009 and $22.8 million in fiscal 2010. The Company also has benefit payments due under its non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See the pension and other postretirement benefit plans footnote to the Consolidated Financial Statements for additional information.

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

Precision Castparts Corp. & Subsidiaries    17

collectibility is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, are recognized as services are performed. Shipping and handling costs billed to customers are included in revenue.

Accounts receivable reserve

    The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where PCC is aware of a customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount the Company reasonably expects will be collected. In addition, the Company records reserves for bad debts based on other quantitative measures, which include the analysis of historical write-offs and the age of outstanding receivables. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although the Company considers these balances adequate and proper, changes in economic conditions in the markets in which the Company operates could have a material effect on the required reserve balances.

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

Recently issued accounting standards

    In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning April 3, 2006. The Company does not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

    In December 2004, the FASB finalized SFAS No. 123 (revised 2004) ("123R), "Share Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or in the year of adoption. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after June 15, 2005, which is PCC's first quarter of fiscal 2007. PCC is currently evaluating these transition methods and the methodology to be used when adopting this statement. See "Stock-based compensation" in the Notes to Consolidated Financial Statements.

    In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, "Accounting for Income Taxes", with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a "special deduction" as described in SFAS 109. As such, the special deduction has no effect on the Company's deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. The repeal of ETI is transitioned in, effective with sales after January 1, 2005. The impact of this change was not material on our effective income tax rate for fiscal 2005. The replacement with a DPA deduction was not in effect for PCC fiscal year ended April 3, 2005 and therefore, did not affect our income tax provision for the year ended April 3, 2005. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in fiscal 2006. Under the guidance provided by FSP 109-2, the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act's enactment date to many companies' year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act's provisions. The company is not yet in a position to decide whether, and to what extent, foreign earnings may be repatriated to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of

18    Precision Castparts Corp. & Subsidiaries

the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

Forward-looking statements

    Information included within this Form 10K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, automotive, and other general industrial cycles; the relative success of the Company's entry into new markets; competitive pricing; the financial viability of the Company's significant customers; the availability and cost of energy, materials, supplies, and insurance, the cost of pension and postretirement medical benefits; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward- looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to the "Summary of Significant Accounting Policies," "Fair Value of Financial Instruments" and "Financing Arrangements" sections in "Item 8. Notes to Consolidated Financial Statements."

Interest Rate Risk

    The Company has variable rate debt obligations that expose the Company to interest rate risk. During the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility. If market interest rates had averaged 10 percent higher than actual levels in fiscal 2005 or 2004, the effect on the Company's interest expense and net income, after considering the effects of the interest rate swap contracts and interest rate cap, would not have been material.

Foreign Currency Risk

    The majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, the Company had foreign currency hedges in place at April 3, 2005 and March 28, 2004 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 2005 or fiscal 2004.

Material Cost Risk

    As discussed in the "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, the Company had entered into long-term supply agreements to fix the purchase price of strategic raw materials at April 3, 2005 and March 28, 2004. In addition, PCC had escalation clauses related to raw material pricing in certain of the Company's contracts at April 3, 2005 and March 28, 2004. If market rates had averaged 10 percent higher than actual levels in either fiscal 2005 or 2004, the effect on the Company's cost of sales and net earnings, after considering the effects of these agreements and contracts, would not have been material.

Precision Castparts Corp. & Subsidiaries    19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

(In millions, except per share data)	April 3, 2005	March 28, 2004	March 30, 2003

Net sales	$2,919.0	$1,913.1	$1,808.5
Cost of goods sold	2,265.4	1,484.9	1,391.4
Selling and administrative expenses	233.3	154.0	127.5
Restructuring and impairment	1.6	10.9	19.7
Other expense (income)	–	11.2	(14.5)
Interest expense, net	56.6	53.3	55.5

Income before income tax and minority interest	362.1	198.8	228.9
Income tax expense	121.3	70.5	77.4
Minority interest	(1.3)	(1.4)	(0.9)

Net income from continuing operations	239.5	126.9	150.6
Net loss from discontinued operations	(241.2)	(9.0)	(26.3)

Net (loss) income	$(1.7)	$117.9	$124.3

Net income per share from continuing operations (basic)	$3.67	$2.25	$2.87
Net loss per share from discontinued operations (basic)	(3.70)	(0.16)	(0.50)

Net (loss) income per share (basic)	$(0.03)	$2.09	$2.37

Net income per share from continuing operations (diluted)	$3.60	$2.20	$2.84
Net loss per share from discontinued operations (diluted)	(3.63)	(0.15)	(0.49)

Net (loss) income per share (diluted)	$(0.03)	$2.05	$2.35

See Notes to Consolidated Financial Statements.

20    Precision Castparts Corp. & Subsidiaries

Consolidated Balance Sheets

(In millions, except share data)	April 3, 2005	March 28, 2004

Assets
Current assets:
Cash and cash equivalents	$153.9	$80.3
Receivables, net of reserves of $5.0 in 2005 and $8.6 in 2004	408.2	389.0
Inventories	531.3	453.6
Prepaid expenses	17.5	16.3
Income tax receivable	9.3	29.0
Deferred income taxes	55.0	57.9
Discontinued operations	37.9	162.5

Total current assets	1,213.1	1,188.6

Property, plant and equipment:
Land	37.1	29.6
Buildings and improvements	235.8	221.3
Machinery and equipment	992.1	926.0
Construction in progress	29.4	42.2

	1,294.4	1,219.1
Accumulated depreciation	(601.9)	(514.7)

Net property, plant and equipment	692.5	704.4

Goodwill	1,576.1	1,401.8
Acquired intangible assets, net	5.2	6.1
Deferred income taxes	16.8	21.7
Other assets	103.2	88.9
Discontinued operations	18.1	344.0

	$3,625.0	$3,755.5

Liabilities and Shareholders' Investment
Current liabilities:
Short-term borrowings	$6.0	$14.8
Long-term debt currently due	38.3	238.5
Accounts payable	312.4	255.2
Accrued liabilities	320.3	284.3
Income taxes payable	89.4	34.3
Discontinued operations	13.3	86.8

Total current liabilities	779.7	913.9

Long-term debt	798.7	823.0
Pension and other postretirement benefit obligations	205.5	230.4
Other long-term liabilities	55.7	56.7
Discontinued operations	5.0	16.9
Commitments and contingencies	–	–
Shareholders' investment:
Common stock, $1 stated value, authorized: 300,000,000 shares; issued and outstanding 2005: 66,151,812 and 2004: 64,695,009 shares	66.2	64.7
Paid-in capital	773.4	717.7
Retained earnings	951.8	961.2
Accumulated other comprehensive income/(loss):
Foreign currency translation	72.3	48.4
Derivatives qualifying as hedges	0.6	(0.1)
Minimum pension liability	(83.9)	(77.3)

Total shareholders' investment	1,780.4	1,714.6

	$3,625.0	$3,755.5

See Notes to Consolidated Financial Statements.

Precision Castparts Corp. & Subsidiaries    21

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	April 3, 2005	March 28, 2004	March 30, 2003

Operating Activities
Net income from continuing operations	$239.5	$126.9	$150.6
Adjustments to reconcile net income from continuing operations to net cash provided by operations activities:
Depreciation and amortization	97.0	80.2	74.5
Deferred income taxes	7.7	21.4	37.9
Tax benefit from stock option exercises	16.0	16.1	1.3
Changes in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(33.4)	17.0	19.8
Inventories	(53.6)	(39.5)	56.7
Other current assets	18.6	(5.0)	(14.0)
Payables, accruals and current taxes	128.3	21.9	(54.2)
Retirement benefit obligations	(35.3)	(58.7)	(15.3)
Other non-current assets and liabilities	(22.0)	(20.2)	(6.3)

Net cash provided by operating activities	362.8	160.1	251.0

Investing Activities
Acquisitions of businesses	(192.1)	(280.9)	–
Capital expenditures	(61.7)	(55.8)	(60.7)
Dispositions of businesses and other	174.2	31.4	5.6

Net cash used by investing activities	(79.6)	(305.3)	(55.1)

Financing Activities
Issuance of long-term debt	–	500.0	–
Repayment of long-term debt	(224.5)	(262.4)	(132.4)
Net (decrease) increase in short-term borrowings	(5.8)	(65.6)	(74.7)
Common stock issued	41.2	59.5	13.4
Cash dividends	(7.7)	(6.4)	(6.3)
Other	(8.4)	(38.8)	(10.0)

Net cash used by financing activities	(205.2)	186.3	(210.0)

Effect of exchange rate changes on cash and cash equivalents	6.5	0.8	5.1
Net cash used by discontinued operations	(10.9)	9.7	(0.4)

Net increase (decrease) in cash and cash equivalents	73.6	51.6	(9.4)
Cash and cash equivalents at beginning of year	80.3	28.7	38.1

Cash and cash equivalents at end of year	$153.9	$80.3	$28.7

Supplemental Disclosures
Cash paid during the year for:
Interest	$59.4	$51.4	$51.9
Income taxes, net of refunds received	$35.5	$18.8	$81.9
Non-cash investing and financing activity:
Common stock issued for business acquisition	$–	$425.1	$–
Debt assumed in connection with business acquisition	$–	$206.1	$–

See Notes to Consolidated Financial Statements.

22    Precision Castparts Corp. & Subsidiaries

Consolidated Statements of Shareholders' Investment

	Common Stock Outstanding
					Accumulated Other Comprehensive Income/(Loss)	Total Comprehensive Income/(Loss)
			Paid-in Capital	Retained Earnings
(In millions)	Shares	Amount

Balance at March 31, 2002	52.2	$52.2	$214.8	$731.7	$(46.9)	$32.1

Common stock issued pursuant to stock plans	0.6	0.6	14.1	–	–
Cash dividends ($0.12 per share)	–	–	–	(6.3)	–
Net income	–	–	–	124.3	–	124.3
Unrealized translation adjustments	–	–	–	–	35.8	35.8
Unrecognized gains (losses) on derivatives, net of $10.8 tax:
Periodic revaluations	–	–	–	–	(10.3)	(10.3)
Reclassified to income	–	–	–	–	7.5	7.5
Minimum pension liability, net of $31.4 tax	–	–	–	–	(55.8)	(55.8)

Balance at March 30, 2003	52.8	52.8	228.9	849.7	(69.7)	$101.5

Common stock issued pursuant to stock plans	2.6	2.6	73.0	–	–
Common stock issued for business acquisition	9.3	9.3	415.8	–	–
Cash dividends ($0.12 per share)	–	–	–	(6.4)	–
Net income	–	–	–	117.9	–	$117.9
Unrealized translation adjustments	–	–	–	–	50.6	50.6
Unrecognized gains (losses) on derivatives, net of $6.2 tax:
Periodic revaluations	–	–	–	–	(0.6)	(0.6)
Reclassified to income	–	–	–	–	9.4	9.4
Minimum pension liability, net of $9.1 tax	–	–	–	–	(18.7)	(18.7)

Balance at March 28, 2004	64.7	64.7	717.7	961.2	(29.0)	$158.6

Common stock issued pursuant to stock plans	1.5	1.5	55.7	–	–
Cash dividends ($0.12 per share)	–	–	–	(7.7)	–
Net income	–	–	–—	(1.7)	–	(1.7)
Unrealized translation adjustments	–	–	–	–	23.9	23.9
Unrecognized gains (losses) on derivatives, net of $0.4 tax:
Periodic revaluations	–	–	–	–	1.0	1.0
Reclassified to income	–	–	–	–	(0.3)	(0.3)
Minimum pension liability, net of $4.2 tax benefit	–	–	–	–	(6.6)	(6.6)

Balance at April 3, 2005	66.2	$66.2	$773.4	$951.8	$(11.0)	$16.3

See Notes to Consolidated Financial Statements.

Precision Castparts Corp. & Subsidiaries    23

NOTES TO CONSOLIDATED STATEMENTS

(In millions, except option share and per share data)

Summary of significant accounting policies

Principles of consolidation

    The consolidated financial statements include the accounts of Precision Castparts Corp. ("PCC" or "the Company") and affiliates after elimination of intercompany accounts and transactions. Affiliates include majority-owned subsidiaries and companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under Generally Accepted Accounting Principles; subsidiaries and companies which are accounted for using the equity method based on PCC having a non-controlling ownership interest between twenty and fifty percent; and subsidiaries and companies which are accounted for using the cost method based on PCC having a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to the Company's continuing operations. PCC's fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported shareholders' investment or net income.

Cash and cash equivalents

    Cash and cash equivalents include cash on hand and highly liquid short-term investments with original maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost.

Inventories

    All inventories are stated at the lower of cost or current market values. Cost for work in process and metal inventories at the majority of the Company's operations is determined on a last-in, first-out ("LIFO") basis. The average inventory cost method is utilized for most other inventories. Costs utilized for inventory valuation purposes include labor, material and manufacturing overhead.

Property, plant and equipment

    Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are 20-40 years for buildings and improvements, 5-15 years for machinery and equipment and 3-5 years for computer hardware and software. Depreciation expense was $92.8 million, $77.6 million and $72.1 million in fiscal 2005, 2004 and 2003, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.

Goodwill and acquired intangibles

    Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames and long term customer agreements that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and intangible assets are tested for impairment each fiscal year in the second quarter using the guidance and criteria described in the standard. This testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value.

    Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1-15 years; proprietary technology, 15 years; tradenames, 15 years; and long-term customer agreements, 1-2 years.

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

Shipping and Handling Fees and Costs

    In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs," shipping and handling fees and costs are reflected in net revenues and cost of goods sold as appropriate.

Environmental costs

    The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to the Company's accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Total environmental reserves accrued at April 3, 2005 and March 28, 2004 were $37.5 million and $41.9 million, respectively. The amounts accrued relate to estimated liabilities at multiple locations, with the most significant potential liability associated with the Wyman-Gordon facility in North Grafton, Massachusetts.

24    Precision Castparts Corp. & Subsidiaries

Foreign currency translation

    Assets and liabilities of the Company's foreign affiliates are translated at current foreign currency exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of shareholders' investment.

    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that have been designated as hedges of identifiable foreign currency commitments or investment positions, are included in the results of operations as incurred. Transaction gains and losses had no material impact on the Company's results of operations.

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

    Derivative financial instruments in place at year end included hedges to cover exposures related to changes in foreign currency exchange rates in certain of the Company's operations. At April 3, 2005, and March 28, 2004, there was no material off-balance-sheet risk from financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Stock-based compensation

    The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options are granted with exercise prices equal to the market value of the underlying common stock on the grant dates. The following table illustrates the effect on net income and earnings per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant dates as prescribed by SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation."

	2005	2004	2003

Net (loss) income as reported	$(1.7)	$117.9	$124.3
Stock-based compensation, net of tax, included in net income as reported	–	–	1.1
Stock-based compensation, net of tax, as determined under fair value based method for all awards	(9.2)	(7.5)	(8.9)

Pro forma net (loss) income	$(10.9)	$110.4	$116.5

Net (loss) income per share-basic:
Reported	$(0.03)	$2.09	$2.37
Pro forma	$(0.17)	$1.96	$2.22

Net (loss) income per share-diluted:
Reported	$(0.03)	$2.05	$2.35
Pro forma	$(0.16)	$1.92	$2.21

    The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the option grants along with the weighted-average assumptions used is as follows:

Fiscal	2005	2004	2003

Weighted average fair value of grants:
Per option(1)	$23.89	$14.76	$7.46
Per purchase right(1)(2)	$11.98	$7.85	$6.16
Valuation assumptions:
Risk-free interest rate	4.0%	2.7%	2.9%
Dividend yield	0.2%	0.6%	0.6%
Volatility	38.8%	39.3%	39.0%
Expected life (years)	5	5	5

(1) Estimated using Black-Scholes option pricing model

(2) Purchase rights granted under employee stock purchase plan

     See Stock-based compensation plans footnote for additional information.

Income Taxes

    Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Pension and Other Postretirement Benefit Plans

    The Company sponsors various pension plans covering substantially all employees. PCC also provides postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. The liabilities and net periodic cost of our pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend (rate of growth for medical costs). A portion of net periodic pension cost is included in production costs which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize

Precision Castparts Corp. & Subsidiaries    25

gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal year 2005, 2004 and 2003, the Company made voluntary contributions to pension plans totaling $60.0 million, $79.1 million and $15.0 million respectively.

Earnings per share

    Earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share."

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

Recently issued accounting standards

    In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning April 3, 2006. The Company does not expect that adoption of this standard will have a material impact on our consolidated financial position or results of operations.

    In December 2004, the FASB finalized SFAS No. 123 (revised 2004) ("123R), "Share Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or in the year of adoption. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after June 15, 2005, which will be PCC's first quarter of fiscal 2007. PCC is currently evaluating these transition methods and the methodology to be used when adopting this statement. See "Stock-based compensation" under "Summary of Significant Accounting Policies."

    In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, "Accounting for Income Taxes", with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a "special deduction" as described in SFAS 109. As such, the special deduction has no effect on the Company's deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. The repeal of ETI is transitioned, in effective with sales after January 1, 2005. The impact of this change was not material on our effective income tax rate for fiscal 2005. The replacement with a DPA deduction was not in effect for PCC fiscal year ended April 3, 2005 and therefore, did not affect our income tax provision for the year ended April 3, 2005. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in fiscal 2006. Under the guidance provided by FSP 109-2, the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act's enactment date to many companies' year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act's provisions. The company is not yet in a position to decide whether, and to what extent, foreign earnings may be repatriated to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

Business acquisitions

    The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations initiated after June 30, 2001. In accordance with these standards, goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization.

Fiscal 2005

    On March 8, 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation ("AIC"), a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys. The results of AIC's operations have been included within the Fastener Products segment in the consolidated financial statements since that date. The acquisition of AIC, which was funded with $190.7 million of cash on hand, is expected to expand PCC's manufacturing capabilities and the range of fastener product families the Company can offer to its customers. Goodwill relating to this transaction of $142.4 million is assigned to the Fastener Product segment and is not deductible for tax purposes. The impact of this acquisition was not material to the Company's

26    Precision Castparts Corp. & Subsidiaries

results of operations; consequently, pro forma information is not required.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. PCC was in the process of finalizing the allocation of the purchase price as of April 3, 2005; thus, the allocation shown below is preliminary and subject to further refinement.

March 8, 2005

Current assets	$32.6
Property, plant and equipment	24.6
Goodwill	142.4

Total assets acquired	199.6

Accounts payable and other current liabilities	5.4
Other long-term liabilities	3.5

Total liabilities assumed	8.9

Net assets acquired	$190.7

Fiscal 2004

    On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. ("SPS"). SPS was acquired to strengthen and build upon the Company's core businesses, technologies and customer relationships. In addition, SPS's complementary manufacturing processes provide the Company with opportunities to enhance efficiencies and reduce costs throughout SPS. The aggregate purchase price was $728.8 million, which included $294.2 million of cash, PCC common stock valued at $425.1 million, and $9.5 million of cash paid for transaction fees. In addition, SPS paid $39.3 million for change of control payments and transaction fees as of the close of the transaction. The value of the 9.3 million shares of PCC common stock issued was determined based on the quoted market price of PCC's common stock on and around the date of the close of the transaction.

    SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial markets. SPS' former Specialty Materials and Alloys group operates as part of the Investment Cast Products segment. A new segment, Fastener Products, was established and comprises SPS' former Aerospace Fasteners and Engineered Fasteners groups. SPS' former tool group operates as part of the Industrial Products segment. In addition, three former SPS businesses-Dacar, which was sold in the third quarter of fiscal 2005, Magnetics, which was sold in the fourth quarter of fiscal 2005, and Mohawk, which was sold subsequent to the end of fiscal 2005 -were classified as held for sale in the third quarter of fiscal 2004, and their results were included in discontinued operations until their disposition.

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

Fiscal	2004	2003

Net sales	$2,411.5	$2,507.1
Net (loss) income	$123.8	$135.2
Net (loss) income per share-basic	$1.97	$2.19
Net (loss) income per share-diluted	$1.93	$2.17

Discontinued operations

Fiscal 2005

    In the second quarter of fiscal 2005, the Company decided to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations. The E/One business was retained and is now included in the Industrial Products segment. All of the pumps and valves businesses, with the exception of PCC Eurovalves, were sold in the third quarter of fiscal 2005. PCC Eurovalves, which is located in The Netherlands, continues to be marketed. PCC's decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill. The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell. Approximately $240.0 million of the charge was non-cash. Subsequent to the second quarter, the Company recorded additional write-downs related to the disposition of the pumps and valves businesses, bringing the total net loss on disposal to $248.0 million.

Fiscal 2004

    In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction—Magnetics, Mohawk, and Dacar—were classified as held for sale and their results were included in discontinued operations. They were classified as discontinued operations because they were deemed to be non-core to the Company. Dacar was sold in the third quarter of fiscal 2005, Magnetics was sold in the fourth quarter of fiscal 2005, and Mohawk was sold in April 2005, subsequent to fiscal year-end.

    In the second quarter of fiscal 2004, the Company incurred asset impairment and disposal charges associated with its decision to sell Newmans, a valve distribution company of PCC Flow Technologies. It was determined that Newmans' distribution business did not fit with PCC's manufacturing-focused operations and was not performing to the Company's expectations. The Company's decision to sell Newmans resulted in a charge of $19.2 million, principally related to the write-down of assets to net realizable value. The Newman's business was sold in the third quarter of fiscal 2004.

Fiscal 2003

    In fiscal 2003, PCC incurred charges associated with the closure or sale of certain businesses of the Industrial Products segment and PCC Flow Technologies. Within the Industrial Products segment, the PCC Olofsson and Eldorado machine businesses were closed and the Eldorado gundrill tooling business was sold. In addition, the Company sold its controlling interest in Design Technologies International ("DTI") and certain intangible assets of Olofsson to minority shareholders of DTI. The closure or sale of these operations was in response to a steady and continual decline in the machine tool industry. In addition, PCC closed STW Composites ("STW") as it was deemed to be a non-core business to PCC. PCC also entered into an agreement to sell Fastener Engineers & Lewis Machine ("FELM") and began actively marketing PCC Superior Fabrication for sale in the fourth quarter. FELM was sold during the first quarter and PCC Superior Fabrication was sold in the fourth quarter of fiscal 2004. Within PCC Flow Technologies, the Company began marketing Barber Industries in the fourth quarter of fiscal 2003 and sold the business in the fourth quarter of fiscal

Precision Castparts Corp. & Subsidiaries    27

2004. In addition, the Company recorded disposal expenses in fiscal 2003 totaling $42.4 million, respectively, related to the write-down of remaining inventory and property, plant and equipment to fair value less cost to sell, the write-down of accounts receivable and other current assets to net realizable value, and incremental costs directly related to the closure or sale of the businesses, such as pension, severance and lease termination costs.

    These businesses each meet the criteria as a component of an entity under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, any operating results of these businesses are presented in the Company's Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

Fiscal	2005	2004	2003

Net sales	$293.5	$319.1	$343.9
Cost of goods sold	229.2	243.9	259.6
Selling and administrative expenses	47.2	64.0	71.2
Provision for restructuring	–	3.0	1.9
Interest expense	0.6	0.8	1.0

Net income from operations before income taxes	16.5	7.4	10.2
Income tax expense	10.2	3.5	4.4
Minority interest	(0.3)	0.3	0.1

Net income from operations	6.0	4.2	5.9
Net loss on disposal	(247.2)	(13.2)	(32.2)

Net loss from discontinued operations	$(241.2)	$(9.0)	$(26.3)

    Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	April 3, 2005	March 28, 2004

Assets of discontinued operations
Current assets	$37.9	$162.5
Net property, plant and equipment	12.9	92.8
Other assets	5.2	251.2

	$56.0	$506.5

Liabilities of discontinued operations
Short-term borrowings	$–	$0.9
Long-term debt currently due	–	0.1
Other current liabilities	13.3	85.8
Long-term debt	–	0.2
Other liabilities	5.0	16.7

	$18.3	$103.7

Restructuring, asset impairment and other non-recurring charges

    The following table provides significant components of amounts recorded in the Consolidated Statements of Income related to the Company's restructuring and asset impairment charges.

Fiscal	2005	2004	2003

Provision for restructuring:
Severance	$–	$8.2	$19.7
Other	0.1	1.4	–
Impairment of long-lived assets	1.5	1.3	–

Total	$1.6	$10.9	$19.7

    The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

Fiscal	2005	2004	2003

Restructuring reserve at beginning of period	$5.0	$14.7	$6.1
Provision-continuing operations	0.1	9.6	19.7
Cash payments	(2.6)	(19.9)	(10.1)
Non-cash adjustments	(0.5)	0.6	(1.0)

Restructuring reserve at end of period	$2.0	$5.0	$14.7

Fiscal 2005

    During the fourth quarter of fiscal 2005, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $1.6 million, principally related to additional costs associated with a business that was closed several years ago.

Fiscal 2004

    During fiscal 2004, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $10.9 million. These charges are summarized below:

    The Company recorded $8.4 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions of 417 employees at PCC's investment castings operations in the United Kingdom and the Company's forging operations in the United Kingdom and Houston, Texas. The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.

    The Company recorded $1.2 million of restructuring and other charges in the fourth quarter of fiscal 2004 to principally provide for severance associated with the consolidation of the Reed-Rico thread-rolling facility in Holden, Massachusetts, into the newly acquired SPS thread-rolling operations in Shannon, Ireland. The restructuring plans called for termination of approximately 100 employees through the second quarter of fiscal 2005.

    In conjunction with the consolidation of the Reed-Rico and SPS thread-rolling operations, equipment at Reed-Rico was written down to net realizable value, resulting in an impairment charge of $1.3 million.

Fiscal 2003

    During the second and fourth quarters of fiscal 2003, PCC recorded provisions for restructuring totaling $19.7 million.

    In the second quarter of fiscal 2003, PCC established a $10.2 million reserve pursuant to restructuring plans to downsize operations throughout the Company as a result of the continued decline in both commercial aerospace and power generation markets, coupled with softness in the general industrial markets. The reserve consisted of employee severance providing for terminations of approximately 970 employees.

    In the fourth quarter of fiscal 2003, PCC established a $9.5 million reserve for employee severances associated with the

28    Precision Castparts Corp. & Subsidiaries

continued downsizing of operations, principally in Europe. Termination of 427 employees was provided for under this plan.

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

    The fair value of the Company's long-term fixed rate debt instruments is $521.7 million compared to a book value of $519.7 million at April 3, 2005. At March 28, 2004, the fair value of PCC's long-term debt instruments was $764.5 million compared to a book value of $736.9 million. The fair value of long-term debt was estimated using the Company's borrowing rate at year-end for similar types of borrowing arrangements.

Concentration of credit risk

    Approximately 55 percent of PCC's business activity in fiscal year 2005 was with companies in the aerospace industry, and approximately 16.5 percent of total sales were to General Electric. Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables. The Company has long-standing relationships with its aerospace customers and management considers the credit risk to be low.

Inventories

    Inventories consisted of the following:

	April 3, 2005	March 28, 2004

Finished goods	$149.0	$136.1
Work-in-process	243.7	186.2
Raw materials and supplies	116.4	103.6

	509.1	425.9
LIFO provision	22.2	27.7

	$531.3	$453.6

    Approximately 78 percent and 69 percent of total inventories were valued on a LIFO basis at April 3, 2005 and March 28, 2004, respectively.

Goodwill and acquired intangibles

    Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step approach that must be completed at least annually. The first step of the model requires a comparison of the book value of net assets to the estimated fair value of the related operations that have goodwill assigned to them. If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In this process, the fair value of goodwill is determined, based in part on the fair value of the operations used in the first step. The fair value of goodwill is then compared to its carrying value. If the fair value of goodwill is less than the carrying value, the shortfall represents the amount of goodwill impairment.

    The Company completed its annual goodwill assessment test during the second quarter of fiscal 2005, and it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. The subsequent decision to sell the pumps and valves businesses of PCC Flow Technologies in two separate transactions and to retain E/One, which was part of PCC Flow Technologies, resulted in a write-down of goodwill totaling $219.1 million in the second quarter of fiscal 2005. Refer to the "Discontinued Operations" footnote for further discussion.

    The changes in the carrying amount of goodwill by reportable segment for the fiscal year ended April 3, 2005, were as follows:

	March 28, 2004	Acquired	Currency translation and other	April 3, 2005

Investment Cast Products	$296.5	$2.4	$0.6	$299.5
Forged Products	512.0	1.1	5.9	519.0
Fastener Products	424.0	160.1	2.1	586.2
Industrial Products	169.3	2.0	0.1	171.4

Total	$1,401.8	$165.6	$8.7	$1,576.1

    The gross carrying amount and accumulated amortization of the Company's acquired intangible assets were as follows:

	April 3, 2005		March 28, 2004
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization

Patents	$3.0	$0.8	$3.0	$0.2
Proprietary technology	2.4	0.2	2.4	0.1
Tradenames	0.8	0.1	0.8	–
Long-term customer agreements	0.2	0.1	0.2	–

	$6.4	$1.2	$6.4	$0.3

    Amortization expense for acquired intangible assets was $0.9 million for the year ended April 3, 2005, respectively. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2006	$0.7
2007	$0.6
2008	$0.5
2009	$0.4
2010	$0.4

Precision Castparts Corp. & Subsidiaries    29

Accrued liabilities

    Accrued liabilities consisted of the following:

	April 3, 2005	March 28, 2004

Customer deposits	$45.7	$19.3
Salaries and wages payable	118.6	91.8
Other accrued liabilities	156.0	173.2

	$320.3	$284.3

Financing arrangements

    Long-term debt is summarized as follows:

	April 3, 2005	March 28, 2004

5.60% Public notes due fiscal 2014	$200.0	$200.0
8.75% Public notes due fiscal 2005	–	200.0
6.75% Public notes due fiscal 2008	150.0	150.0
Term Loan, 4.1% at April 3, 2005, payable quarterly from fiscal 2005 through fiscal 2009	296.3	300.0
Private notes payable annually through fiscal 2015	169.7	186.9
Other	21.0	24.6

	837.0	1,061.5
Less: Long-term debt currently due	38.3	238.5

	$798.7	$823.0

    Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt

2006	$38.3
2007	$41.2
2008	$205.8
2009	$252.8
2010	$55.2

    During the fourth quarter of fiscal 2005, the Company retired $200 million of Public Notes with an 8.75% coupon that became due. The debt was retired primarily with proceeds from dispositions and cash provided from operations.

    During the third quarter of fiscal 2004, the Company entered into a five-year, $700.0 million bank credit facility ("Credit Facility") to finance a portion of the acquisition of SPS Technologies, Inc. and to refinance the Company's existing bank credit facility. The credit facility included a $300.0 million term loan and a $400.0 million revolving loan. At April 3, 2005, the term loan had outstanding borrowings of $296.3 million and there were no outstanding borrowings under the revolving loan. In January 2005, the Company amended its bank credit facility to reduce the spread applicable to LIBOR borrowings. The applicable spreads, as revised, range from 0.625% to 1.75%, depending upon credit ratings received from Moody's and S & P. Based on current credit ratings, interest rates on borrowings under the revised bank credit facility were reduced from LIBOR + 1.25% to LIBOR + 1.00%. The amendment also revised the amortization schedule of principal repayments on the $300 million term loan included in the bank credit facility. This revised amortization schedule is reflected in the five year debt maturity schedule above.

    Also available to the Company is a 364-day Credit and Security Agreement ("Receivable Facility"), under which allowable borrowings are a function of the level of eligible trade accounts receivable, which cannot exceed $150.0 million. No amounts were outstanding under the Receivable Facility at April 3, 2005 or March 28, 2004.

    The Credit Facility and Private Notes contain various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The Public Notes also contain various standard financial covenants. The Company's debt agreements also contain cross default provisions. At April 3, 2005, the Company was in compliance with all restrictive provisions of its loan agreements.

Income taxes

    Income from continuing operations before provision for income taxes and minority interest was:

Fiscal	2005	2004	2003

Domestic	$320.2	$208.7	$238.7
Foreign	41.9	(9.9)	(9.8)

Total pretax income	$362.1	$198.8	$228.9

    The provision for income taxes consisted of the following:

Fiscal	2005	2004	2003

Current taxes:
Federal	$86.0	$35.9	$55.3
Foreign	9.9	4.1	(0.2)
State	7.9	4.3	7.1

	103.8	44.3	62.2
Change in deferred income taxes	17.5	26.2	15.2

Provision for income taxes	$121.3	$70.5	$77.4

    United States income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so. Accordingly, the Company believes that any United States tax on repatriated earnings would be substantially offset by foreign tax credits. As of April 3, 2005, undistributed earnings of international subsidiaries were $264.8 million.

    A reconciliation of the United States federal statutory rate to the effective income tax rate follows:

Fiscal	2005	2004	2003

Statutory federal rate	35%	35%	35%
Effect of:
State taxes, net of federal benefit	2	3	3
Export sales benefit	(2)	(2)	(2)
Valuation allowance	1	1	–
Earnings taxed at different rates	(2)	–	–
Tax benefit from write-off of intercompany loans	(1)	–	–
Reversal of foreign and federal tax reserves no longer required	–	(2)	(2)

Effective rate	33%	35%	34%

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

30    Precision Castparts Corp. & Subsidiaries

    Significant components of the Company's deferred tax assets and liabilities were as follows:

	April 3, 2005	March 28, 2004

Deferred tax assets arising from:
Expense accruals	$61.0	$72.5
Post-retirement benefits other than pensions	17.4	20.3
Pension accruals	62.8	66.9
Tax loss carryforwards	36.8	29.7
Tax credit carryforwards	1.1	1.1
Inventory reserves	20.0	17.9
Other	1.2	1.0
Valuation allowances	(11.4)	(9.7)

Gross deferred tax assets	188.9	199.7

Deferred tax liabilities arising from:
Depreciation/amortization	(95.9)	(97.2)
Inventory basis differences	(16.9)	(18.6)
Foreign operations	(0.3)	(0.3)
Other	(4.0)	(4.0)

Gross deferred tax liabilities	(117.1)	(120.1)

Net deferred tax asset	$71.8	$79.6

    The Company has provided valuation allowances for some foreign net operating loss carryforwards to reduce the related future income tax benefits to zero.

Earnings per share

    The weighted average number of shares outstanding used to compute earnings per share is as follows:

	2005	2004	2003

Weighted average shares outstanding-basic	65.3	56.4	52.4
Effect of dilutive stock options and stock purchases under the employee stock purchase plan	1.2	1.2	0.6

Weighted average shares outstanding-diluted	66.5	57.6	53.0

    Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

    Options to purchase 0.4 million, 0.4 million and 1.4 million shares of common stock were outstanding during fiscal 2005, fiscal 2004 and fiscal 2003, respectively, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

Pension and other postretirement benefit plans

    The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans. Benefits provided by these plans generally are based on years of service and compensation. PCC's general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. PCC also provides postretirement medical benefits for certain eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements. The following information is provided for the plans discussed above.

    The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (The Act) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Beginning in the second quarter of fiscal 2005, PCC recognized the effects of the Act in the measurement of its Accumulated Postretirement Benefit Obligation for certain retiree groups in accordance with FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

    PCC uses a December 31 measurement date for its pension and postretirement plans.

Pension obligation and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2005	2004	2005	2004

Change in plan assets:
Beginning fair value of plan assets	$760.2	$452.6	$0.4	$–
Actual return on plan assets	66.4	43.1	–	–
Business acquisition	(17.8)	182.6	–	–
Company contributions	93.4	98.6	9.7	8.6
Plan participants' contributions	3.3	2.4	–	–
Benefits paid	(47.5)	(37.4)	(9.7)	(8.2)
Exchange rate and other	11.7	18.3	–	–

Ending fair value of plan assets	$869.7	$760.2	$0.4	$0.4

Change in projected benefit obligations:
Beginning projected benefit obligations	$1,015.6	$657.6	$65.0	$65.4
Service cost	29.7	19.9	0.2	0.2
Interest cost	60.1	44.3	4.0	4.3
Plan participants' contributions	3.3	2.4	–	–
Amendments	8.3	0.7	(2.5)
Business acquisition	(21.5)	243.9	–	7.9
Actuarial losses (gains)	53.5	58.9	13.4	(4.5)
Benefits paid	(47.5)	(37.4)	(9.1)	(8.3)
Exchange rate and other	16.6	25.3	–	–

Ending projected benefit obligations	$1,118.1	$1,015.6	$71.0	$65.0

Precision Castparts Corp. & Subsidiaries    31

Reconciliation to balance sheet amounts:
Fair value of plan assets less than projected benefit obligations	$(248.3)	$(255.4)	$(70.5)	$(64.8)
Unrecognized net loss (gain)	237.1	200.9	17.5	4.0
Unrecognized prior service cost	19.0	12.4	(3.3)	(0.8)
Unrecognized net transition obligation	1.9	2.1	–	–

Net pre-tax amount recognized	$9.7	$(40.0)	$(56.3)	$(61.6)

Amounts recognized in the balance sheets:
Other assets	$22.1	$16.4	$–	$–
Accrued liabilities	(31.4)	(29.6)	–	–
Pension and postretirement benefit obligations	(111.3)	(146.4)	(56.3)	(61.6)
Accumulated comprehensive income	130.3	119.6	–	–

Net pre-tax amount recognized	$9.7	$(40.0)	$(56.3)	$(61.6)

    Other assets include $5.3 million of prepaid benefit cost and $16.8 million of intangible assets.

    Included in the aggregated data in the above tables are amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

Fiscal	2005	2004

Projected benefit obligation	$872.4	$1,032.1
Accumulated benefit obligation	$789.2	$918.7
Fair value of plan assets	$629.6	$740.1

Components of net periodic pension expense (income)

    The net cost for the Company's pension plans consisted of the following components:

Fiscal	2005	2004	2003

Service cost	$29.7	$19.9	$23.3
Interest cost	60.1	44.3	41.3
Expected return on plan assets	(59.7)	(38.6)	(40.1)
Recognized net actuarial loss	11.0	8.3	2.8
Amortization of prior service cost	1.3	1.2	0.9
Settlement/curtailment loss	–	3.8	7.1
Other, net	(2.9)	0.3	0.2

Net pension cost	$39.5	$39.2	$35.5

    The net cost of postretirement benefits other than pensions consisted of the following components:

Fiscal	2005	2004	2003

Service cost	$0.2	$0.3	$0.2
Interest cost	4.0	4.3	4.6
Amortization of prior service cost	(0.1)	(0.1)	–
Other, net	(0.1)	0.3	(0.3)

Net postretirement benefit cost	$4.0	$4.8	$4.5

    The net cost of employer contributions to the Company's 401(k) savings plans was $7.5 million, $7.7 million and $8.5 million in 2005, 2004 and 2003, respectively.

Weighted-average assumptions

    The weighted-average assumptions used in determining the benefit obligations in the Company's U.S. pension and postretirement plans in fiscal 2005 and 2004 were as follows:

	Pension Benefits		Other Postretirement Benefits
Fiscal	2005	2004	2005	2004

Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	3.00%	3.25%	–	–

    As of April 3, 2005, the U.S. benefit obligation was $715.2 million.

    The weighted-average assumptions used in determining the benefit obligations in the Company's non-U.S. pension plans in 2005 and 2004 were as follows:

	Pension Benefits
Fiscal	2005	2004

Discount rate	5.33%	5.50%
Rate of compensation increase	2.96%	3.00%

    As of April 3, 2005, the non-U.S. benefit obligation was $402.9 million.

    The weighted-average assumptions used in determining the net periodic benefit cost in the Company's U.S. pension and postretirement plans in fiscal 2005, 2004 and 2003 were as follows:

	Pension Benefits			Other Postretirement Benefits
Fiscal	2005	2004	2003	2005	2004	2003

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.00%	8.00%	9.00%	–	–	–
Rate of compensation increase	3.25%	3.75%	5.00%	–	–	–

    For the year ended April 3, 2005, the Company's U.S. net periodic benefit cost was $26.0 million.

    The weighted-average assumptions used in determining the net periodic benefit cost in the Company's non-U.S. pension plans in fiscal 2005, 2004 and 2003 were as follows:

	Pension Benefits
Fiscal	2005	2004	2003

Discount rate	5.50%	5.75%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.50%

    For the year ended April 3, 2005, the Company's non-U.S. net periodic benefit cost was $13.5 million.

32    Precision Castparts Corp. & Subsidiaries

Health care trend rates

    The health care cost trend rates used in 2005 and 2004 were as follows:

	Other Postretirement Benefits
Fiscal	2005	2004

Health care cost trend assumed for next year	10.00%	7.90%
Ultimate trend rate	4.50%	5.00%
Year ultimate rate is reached	2014	2011

    A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease

Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.7	$(3.3)

Plan Asset Allocations

    The Company's asset allocation strategy is designed to balance the objectives of achieving the expected return on plan assets assumption consistently over the long-term while minimizing the volatility of the plans' funded status and the Company's pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification.

    The table below sets forth the Company's target asset allocation for 2005 and the actual allocations at December 31, 2004 and 2003:

	Target Allocation 2005	Actual Allocation 12/31/2004	Actual Allocation 12/31/2003

Equity	30-50%	48%	47%
Fixed Income	20-40%	26%	28%
Real Estate	0-2%	1%	1%
Other	15-25%	21%	16%
Cash	3-5%	4%	8%

Total		100%	100%

    The Company expects to contribute approximately $82 million to the defined benefit pension plans during fiscal year 2006, of which approximately $67 million is voluntary.

    Estimated future benefit payments for our pension plans are expected to be:

	Pension Benefits	Other Postretirement Benefits

2006	$52.2	$8.2
2007	44.5	7.6
2008	46.4	7.9
2009	48.3	7.6
2010	56.7	7.1
Years 2011-2014	291.6	28.6

	$539.7	$67.0

Commitments and contingencies

    The Company leases certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under noncancelable operating leases with initial or remaining terms of one year or more at April 3, 2005 are as follows:

Fiscal year

2006	$20.4
2007	21.0
2008	12.4
2009	10.2
2010	6.8
Thereafter	15.2

$86.0

    Total rent expense for all operating leases was $21.8 million, $11.0 million and $8.8 million for fiscal 2005, 2004 and 2003, respectively.

    Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on PCC's consolidated financial position, results of operations, cash flows or business.

    In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of April 3, 2005 and March 28, 2004 is immaterial to the financial position of the Company, and the change in the accrual for fiscal 2005 is immaterial to the Company's results of operations and cash flows.

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

Shareholders' investment

    Authorized shares of common stock without par value consisted of 300.0 million shares at April 3, 2005, March 28, 2004, and March 30, 2003. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at April 3, 2005, March 28, 2004, and March 30, 2003.

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

Precision Castparts Corp. & Subsidiaries    33

    Summarized information relative to the Company's stock incentive plans is as follows:

	Option Shares	Average Price(1)

Outstanding at March 31, 2002	5,010,000	$24.27
Granted	1,689,000	20.49
Exercised	(287,000)	17.85
Expired or cancelled	(442,000)	26.95

Outstanding at March 30, 2003	5,970,000	23.31
Granted	987,000	39.81
Exercised	(2,315,000)	22.77
Expired or cancelled	(350,000)	24.69

Outstanding at March 28, 2004	4,292,000	27.29
Granted	1,011,000	63.69
Exercised	(1,236,000)	26.01
Expired or cancelled	(308,000)	29.65

Outstanding at April 3, 2005	3,759,000	37.28

Exercisable at March 30, 2003	2,748,000	23.99
Exercisable at March 28, 2004	1,515,000	24.40
Exercisable at April 3, 2005	1,278,000	26.03

(1) Weighted average exercise price

    The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2006 to fiscal 2015. At April 3, 2005, 3,354,000 stock incentive plan shares were available for future grants.

    Summarized information about stock options outstanding and exercisable at April 3, 2005, is as follows:

	Outstanding			Exercisable
Exercise Price Range	Option Shares	Average Life(1)	Average Price(2)	Option Shares	Average Price(2)

Under $20.00	186,000	4.2	$14.77	186,000	$14.77
$20.01 to $20.39	833,000	7.6	20.39	218,000	20.39
$20.40 to $31.94	756,000	5.6	24.81	509,000	24.99
$31.95 to $39.99	973,000	7.8	38.62	360,000	36.33
Over $40.00	1,011,000	9.6	63.39	5,000	46.55

	3,759,000	7.6	$37.28	1,278,000	$26.03

(1) Weighted average contractual life remaining in years

(2) Weighted average exercise price

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

Deferred stock unit award

    Beginning in fiscal 2005, PCC adopted a Deferred Stock Unit Award Program, which provides for the grant of deferred stock units ("DSUs") to non-employee directors, pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $50,000 divided by the closing price of the Company's common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director's account at the time of settlement, which is no earlier than upon cessation of board service. On each dividend payment date, the director will receive additional whole or fractional DSUs in an amount equal to the value of the dividends that would have been paid on the stock underlying the DSUs divided by the closing stock price on the dividend payment date. The cost of these awards is determined as the market value of the shares at the date of grant. In fiscal 2005, the Company granted 6,601 deferred stock units.

Deferred compensation plan

    The Company has a deferred compensation plan wherein eligible executives may elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members may elect to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. The Company's promise to pay amounts deferred under this plan is an unsecured obligation. Balances at April 3, 2005 and March 28, 2004 of approximately $40.2 million and $35.8 million, respectively, are reflected in pension and other postretirement benefits obligations in the Consolidated Balance Sheets.

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

34    Precision Castparts Corp. & Subsidiaries

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

    The $0.6 million gain relating to derivative activity in accumulated comprehensive income at April 3, 2005, is expected to be transferred to net earnings over the period when the forecasted transactions actually occur. As of April 3, 2005, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is fifteen months. No material gains or losses due to ineffectiveness were recognized in fiscal 2005.

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

Cash flow hedges

    The Company has variable rate debt obligations that expose the Company to interest rate risk. During the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility. The Company has exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for fiscal 2005, are recognized in current period earnings.

    The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

    The Company formally assesses both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Segment information

    The Company's operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. The change from five reportable segments to four reportable segments in the current year is the result of the reclassification of the former Fluid Management Products segment to discontinued operations and the transfer of E/One to the Industrial Products segment for all periods presented. The Company's four reportable business segments are identified separately based on fundamental differences in their operations.

Investment Cast Products

    The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and the Specialty Materials and Alloys Group ("SMAG"), which was acquired with SPS in the third quarter of fiscal 2004. These businesses manufacture investment castings, or provide materials and alloys, for aircraft engines, industrial gas turbine (IGT) engines, airframes, armaments, medical prostheses and other industrial applications.

Forged Products

    The Forged Products segment consists of the forging operations of Wyman-Gordon. Forged Products' sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe for the power generation and the oil and gas industries.

Fastener Products

    The Fastener Products segment includes SPS' former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

Industrial Products

    The Industrial Products segment includes J&L Fiber Services, Advanced Forming Technology (AFT), E/One and the Precision Tool Group. J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-moldings, metal-matrix- composites, and ThixoFormed™ components for numerous industrial applications. E/One manufactures low-pressure sewer systems and detection systems for the power generation industry. The PCC Precision Tool Group, which consists of Reed-Rico and the SPS tool group, manufactures a broad range of cold-forming header and threader tools and dies.

Precision Castparts Corp. & Subsidiaries    35

    The Company evaluates performance and allocates resources based on revenues, operating income and net assets employed. The accounting policies of the reportable segments are the same as those described in "Summary of Significant Accounting Policies." There are no material intersegment sales. Segment results are as follows:

Fiscal	2005	2004	2003

Net sales
Investment Cast Products	$1,360.6	$1,042.8	$1,071.3
Forged Products	631.7	502.4	566.9
Fastener Products	691.3	181.3	–
Industrial Products	235.4	186.6	170.3

Consolidated net sales	$2,919.0	$1,913.1	$1,808.5

Segment operating income (loss)
Investment Cast Products	$256.0	$190.4	$210.7
Forged Products	76.1	64.7	81.5
Fastener Products	88.3	13.5	–
Industrial Products	42.5	32.5	25.3
Corporate expense	(42.6)	(26.9)	(27.9)

Consolidated operating income	420.3	274.2	289.6
Restructuring and impairment	1.6	10.9	19.7
Other expense (income)	–	11.2	(14.5)
Interest expense, net	56.6	53.3	55.5

Consolidated income before income taxes and minority interest	$362.1	$198.8	$228.9

Total assets
Investment Cast Products	$815.8	$776.5	$512.8
Forged Products	938.3	911.8	886.5
Fastener Products	1,028.2	828.2	–
Industrial Products	331.2	327.9	285.4
Corporate(1)	455.5	404.6	333.7
Discontinued operations	56.0	506.5	449.2

Consolidated total assets	$3,625.0	$3,755.5	$2,467.6

Depreciation and amortization expense
Investment Cast Products	$34.6	$30.9	$32.0
Forged Products	30.9	31.2	30.9
Fastener Products	17.8	6.0	–
Industrial Products	11.2	10.6	9.9
Corporate	2.5	1.5	1.7

Consolidated depreciation and amortization expense	$97.0	$80.2	$74.5

Capital expenditures
Investment Cast Products	$19.5	$17.0	$12.8
Forged Products	20.2	20.6	33.9
Fastener Products	11.6	8.9	–
Industrial Products	8.6	9.0	13.9
Corporate	1.8	0.3	0.1

Consolidated capital expenditures	$61.7	$55.8	$60.7

(1) Corporate assets consist principally of accounts receivable (Precision Receivables Corp. established in fiscal 2000), cash and cash equivalents, deferred income taxes and other assets.

    Sales to General Electric were 16.5 percent, 22.2 percent and 29.1 percent of total sales in fiscal 2005, 2004 and 2003, respectively, as follows:

	Fiscal
	2005	2004	2003

Investment Cast Products	$330.3	$308.1	$357.6
Forged Products	126.7	110.8	166.9
Fastener Products	22.0	5.0	–
Industrial Products	3.4	1.5	2.2

	$482.4	$425.4	$526.7

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

Fiscal	2005	2004	2003

United States	$2,439.3	$1,638.7	$1,541.7
United Kingdom	312.3	170.1	209.6
Other countries	167.4	104.3	57.2

Net sales	$2,919.0	$1,913.1	$1,808.5

United States	$574.1	$577.5	$457.6
United Kingdom	91.8	89.4	59.8
Other countries	95.9	95.3	71.0
Assets of discontinued operations	12.9	93.4	77.7

Total tangible long-lived assets	$774.7	$855.6	$666.1

36    Precision Castparts Corp. & Subsidiaries

Condensed Consolidating Financial Statements

    Certain of the Company's subsidiaries guarantee the Company's following registered securities: $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of April 3, 2005 and March 28, 2004 and for the three fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company's domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Statements of Income

Year Ended April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$–	$2,318.7	$662.5	$(62.2)	$2,919.0
Cost of goods sold	–	1,786.2	541.4	(62.2)	2,265.4
Selling and administrative expenses	42.7	139.2	51.4	–	233.3
Restructuring and impairment	–	1.7	(0.1)	–	1.6
Other expense (income)	(12.1)	–	12.1	–	–
Interest expense (income), net	16.1	50.1	(9.6)	–	56.6
Equity in earnings of subsidiaries	(22.0)	(57.7)	–	79.7	–

Income (loss) before income tax and minority interest	(24.7)	399.2	67.3	(79.7)	362.1
Income tax (benefit) expense	(23.0)	128.4	15.9	–	121.3
Minority interest	–	(0.1)	(1.2)	–	(1.3)

Net income (loss) from continuing operations	(1.7)	270.7	50.2	(79.7)	239.5
Net loss from discontinued operations	–	(0.2)	(241.0)	–	(241.2)

Net income (loss)	$(1.7)	$270.5	$(190.8)	$(79.7)	$(1.7)

Condensed Consolidating Statements of Income

Year Ended March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$–	$1,555.4	$381.4	$(23.7)	$1,913.1
Cost of goods sold	–	1,190.6	318.0	(23.7)	1,484.9
Selling and administrative expenses	26.5	89.9	37.6	–	154.0
Restructuring and impairment	(1.1)	3.7	8.3	–	10.9
Other expense (income)	1.0	–	10.2	–	11.2
Interest expense (income), net	17.4	39.3	(3.4)	–	53.3
Equity in earnings of subsidiaries	(120.2)	14.8	–	105.4	–

Income (loss) before income tax and minority interest	76.4	217.1	10.7	(105.4)	198.8
Income tax (benefit) expense	(41.5)	109.9	2.1	–	70.5
Minority interest	–	–	(1.4)	–	(1.4)

Net income (loss) from continuing operations	117.9	107.2	7.2	(105.4)	126.9
Net loss from discontinued operations	–	–	(9.0)	–	(9.0)

Net income (loss)	$117.9	$107.2	$(1.8)	$(105.4)	$117.9

Precision Castparts Corp. & Subsidiaries    37

Condensed Consolidating Statements of Income

Year Ended March 30, 2003	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$–	$1,511.1	$314.0	$(16.6)	$1,808.5
Cost of goods sold	–	1,151.2	256.8	(16.6)	1,391.4
Selling and administrative expenses	27.1	76.2	24.2	–	127.5
Provision for restructuring	0.8	7.5	11.4	–	19.7
Other (income) expense	(12.0)	(14.5)	12.0	–	(14.5)
Interest expense (income), net	22.2	42.4	(9.1)	–	55.5
Equity in earnings of subsidiaries	(134.9)	(2.6)	–	137.5	–

Income (loss) before income tax and minority interest	96.8	250.9	18.7	(137.5)	228.9
Income tax (benefit) expense	(27.5)	113.4	(8.5)	–	77.4
Minority interest	–	–	(0.9)	–	(0.9)

Net income (loss) from continuing operations	124.3	137.5	26.3	(137.5)	150.6
Net loss from discontinued operations	–	(19.4)	(6.9)	–	(26.3)

Net income (loss)	$124.3	$118.1	$19.4	$(137.5)	$124.3

Condensed Consolidating Balance Sheets

April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$84.4	$2.5	$67.0	$–	$153.9
Receivables, net	0.1	293.3	358.0	(243.2)	408.2
Inventories	–	381.6	149.7	–	531.3
Prepaid expenses	4.1	3.4	10.0	–	17.5
Income tax receivable	9.3	–	0.2	(0.2)	9.3
Deferred income taxes	–	45.2	10.2	(0.4)	55.0
Discontinued operations	–	13.6	49.9	(25.6)	37.9

Total current assets	97.9	739.6	645.0	(269.4)	1,213.1

Property, plant and equipment, net	2.5	472.7	217.3	–	692.5
Goodwill	–	1,152.1	424.0	–	1,576.1
Deferred income taxes	20.2	–	23.9	(27.3)	16.8
Investments in subsidiaries	2,620.1	287.4	–	(2,907.5)	–
Other assets	79.2	20.4	8.8	–	108.4
Discontinued operations	–	–	18.1	–	18.1

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$–	$–	$6.0	$–	$6.0
Long-term debt currently due	35.3	1.1	1.9	–	38.3
Accounts payable	71.1	348.9	161.2	(268.8)	312.4
Accrued liabilities	32.6	211.7	77.1	(1.1)	320.3
Income taxes payable	69.6	–	20.0	(0.2)	89.4
Deferred income taxes	0.4	–	–	(0.4)	–
Discontinued operations	–	–	13.3	–	13.3

Total current liabilities	209.0	561.7	279.5	(270.5)	779.7

Long-term debt	780.6	10.0	8.1	–	798.7
Deferred income taxes	–	27.3	–	(27.3)	–
Pension and other postretirement benefit obligations	49.9	109.5	46.1	–	205.5
Other long-term liabilities	–	36.4	19.3	–	55.7
Discontinued operations			5.0	–	5.0
Shareholders' investment:
Common stock and paid-in capital	839.6	1,836.9	978.7	(2,815.6)	839.6
Retained earnings	951.8	144.9	(45.9)	(99.0)	951.8
Accumulated other comprehensive loss	(11.0)	(54.5)	46.3	8.2	(11.0)

Total shareholders' investment	1,780.4	1,927.3	979.1	(2,906.4)	1,780.4

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

38    Precision Castparts Corp. & Subsidiaries

Condensed Consolidating Balance Sheets

March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations/ Reclassifications	Total

Assets
Current assets:
Cash and cash equivalents	$33.2	$–	$47.1	$–	$80.3
Receivables, net	315.1	87.8	283.7	(297.6)	389.0
Inventories	–	329.9	123.7	–	453.6
Prepaid expenses	3.3	3.6	9.4	–	16.3
Income tax receivable	29.0	8.4	–	(8.4)	29.0
Deferred income taxes	–	52.3	12.2	(6.6)	57.9
Discontinued operations	–	2.2	160.3	—	162.5

Total current assets	380.6	484.2	636.4	(312.6)	1,188.6

Property, plant and equipment, net	0.9	478.5	225.0	–	704.4
Goodwill	–	1,001.9	399.9	–	1,401.8
Deferred income taxes	34.2	–	60.8	(73.3)	21.7
Investments in subsidiaries	2,412.9	283.9	–	(2,696.8)	–
Other assets	73.2	13.8	8.0	–	95.0
Discontinued operations	–	2.7	341.3	–	344.0

	$2,901.8	$2,265.0	$1,671.4	$(3,082.7)	$3,755.5

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$–	$–	$14.8	$–	$14.8
Long-term debt currently due	235.9	0.6	2.0	–	238.5
Accounts payable	3.4	367.8	141.1	(257.1)	255.2
Accrued liabilities	31.5	179.2	74.7	(1.1)	284.3
Income taxes payable	39.6	–	3.1	(8.4)	34.3
Deferred income taxes	6.6	–	–	(6.6)	–
Discontinued operations	–	16.0	111.3	(40.5)	86.8

Total current liabilities	317.0	563.6	347.0	(313.7)	913.9

Long-term debt	801.0	11.3	10.7	–	823.0
Pension and other postretirement benefit obligations	69.2	102.7	58.5	–	230.4
Deferred income taxes	–	73.3	–	(73.3)	–
Other long-term liabilities	–	39.9	16.8	–	56.7
Discontinued operations	–	–	16.9	–	16.9
Shareholders' investment:
Common stock and paid-in capital	782.4	1,644.1	1,055.8	(2,699.9)	782.4
Retained earnings	961.2	(125.6)	144.9	(19.3)	961.2
Accumulated other comprehensive loss	(29.0)	(44.3)	20.8	23.5	(29.0)

Total shareholders' investment	1,714.6	1,474.2	1,221.5	(2,695.7)	1,714.6

	$2,901.8	$2,265.0	$1,671.4	$(3,082.7)	$3,755.5

Precision Castparts Corp. & Subsidiaries    39

Condensed Consolidating Statements of Cash Flows

Year Ended April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$247.7	$(7.3)	$91.0	$31.4	$362.8

Acquisitions of businesses	–	(190.7)	(1.4)	–	(192.1)
Capital expenditures	(1.8)	(42.1)	(17.8)	–	(61.7)
Investments in subsidiaries	(174.1)	247.0	–	(72.9)	–
Dispositions of business and other	164.2	5.8	4.2	–	174.2

Net cash (used) provided by investing activities	(11.7)	20.0	(15.0)	(72.9)	(79.6)

Repayment of long-term debt	(221.0)	(0.8)	(2.7)	–	(224.5)
Net change in short-term borrowings	–	–	(5.8)	–	(5.8)
Common stock issued	41.2	–	–	–	41.2
Cash dividends	(7.7)	–	–	–	(7.7)
Other	2.7	(9.5)	(43.1)	41.5	(8.4)

Net cash (used) provided by financing activities	(184.8)	(10.3)	(51.6)	41.5	(205.2)

Effect of exchange rate changes on cash and cash equivalents	–	–	6.5	–	6.5
Net cash provided (used) by discontinued operations	–	0.1	(11.0)	–	(10.9)

Net increase in cash and cash equivalents	51.2	2.5	19.9	–	73.6
Cash and cash equivalents at beginning of year	33.2	–	47.1	–	80.3

Cash and cash equivalents at end of year	$84.4	$2.5	$67.0	$–	$153.9

Condensed Consolidating Statements of Cash Flows

Year Ended March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$23.5	$66.1	$25.0	$45.5	$160.1

Acquisitions of businesses	(280.9)	–	–	–	(280.9)
Capital expenditures	(0.3)	(34.9)	(20.6)	–	(55.8)
Investments in subsidiaries	(8.0)	(2.5)	–	10.5	–
Dispositions of business and other	25.2	7.5	(1.3)	–	31.4

Net cash (used) provided by investing activities	(264.0)	(29.9)	(21.9)	10.5	(305.3)

Issuance of long-term debt	500.0	–	–	–	500.0
Repayment of long-term debt	(262.7)	(0.1)	0.4	–	(262.4)
Net change in short-term borrowings	–	–	(65.6)	–	(65.6)
Common stock issued	59.5	–	–	–	59.5
Cash dividends	(6.4)	–	–	–	(6.4)
Other	(24.2)	(36.3)	77.7	(56.0)	(38.8)

Net cash provided (used) by financing activities	266.2	(36.4)	12.5	(56.0)	186.3

Effect of exchange rate changes on cash and cash equivalents	–	–	0.8	–	0.8
Net cash provided by discontinued operations	–	0.1	9.6	–	9.7

Net increase (decrease) in cash and cash equivalents	25.7	(0.1)	26.0	–	51.6
Cash and cash equivalents at beginning of year	7.5	0.1	21.1	–	28.7

Cash and cash equivalents at end of year	$33.2	$–	$47.1	$–	$80.3

40    Precision Castparts Corp. & Subsidiaries

Condensed Consolidating Statements of Cash Flows

Year Ended March 30, 2003	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$156.9	$156.9	$81.0	$(143.8)	$251.0

Capital expenditures	(0.1)	(41.5)	(19.1)	–	(60.7)
Investments in subsidiaries	4.9	(141.1)	–	136.2	–
Dispositions of businesses and other	–	(2.1)	7.7	–	5.6

Net cash provided (used) by investing activities	4.8	(184.7)	(11.4)	136.2	(55.1)

Repayment of long-term debt	(132.0)	(0.1)	(0.3)	–	(132.4)
Net change in short-term borrowings	–	–	(74.7)	–	(74.7)
Common stock issued	13.4	3.1	–	(3.1)	13.4
Cash dividends	(6.3)	–	(7.0)	7.0	(6.3)
Other	(45.4)	25.6	3.8	6.0	(10.0)

Net cash (used) provided by financing activities	(170.3)	28.6	(78.2)	9.9	(210.0)

Effect of exchange rate changes on cash and cash equivalents	–	–	5.1	–	5.1
Net cash used by discontinued operations	–	(0.7)	0.3	–	(0.4)

Net (decrease) increase in cash and cash equivalents	(8.6)	0.1	(3.2)	2.3	(9.4)
Cash and cash equivalents at beginning of year	16.1	–	24.3	(2.3)	38.1

Cash and cash equivalents at end of year	$7.5	$0.1	$21.1	$–	$28.7

Precision Castparts Corp. & Subsidiaries    41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Precision Castparts Corp.:

    We have completed an integrated audit of Precision Castparts Corp.'s 2005 consolidated financial statements and of its internal control over financial reporting as of April 3, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

    In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Precision Castparts Corp. and its subsidiaries at April 3, 2005 and March 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

    Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 3, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Air Industries Corporation from its assessment of internal control over financial reporting as of April 3, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Air Industries Corporation from our audit of internal control over financial reporting. Air Industries Corporation is a wholly-owned subsidiary whose total assets and total revenues represent $201.8 million and $4.4 million, respectively, of the related consolidated financial statement amounts as of and for the year ended April 3, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Portland, Oregon June 16, 2005

42    Precision Castparts Corp. & Subsidiaries

Quarterly Financial Information(1)

(Unaudited) (In millions, except per share data) 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)

Net sales	$668.1	$697.5	$743.9	$809.5
Gross profit	$149.1	$160.2	$168.1	$176.2
Net income (loss):
Continuing operations	$50.5	$57.2	$62.1	$69.7
Discontinued operations	3.1	(240.2)	(0.4)	(3.7)

	$53.6	$(183.0)	$61.7	$66.0

Net income (loss) per share-basic:
Continuing operations	$0.78	$0.88	$0.95	$1.06
Discontinued operations	0.05	(3.70)	(0.01)	(0.06)

	$0.83	$(2.82)	$0.94	$1.00

Net income (loss) per share-diluted:
Continuing operations	$0.77	$0.86	$0.93	$1.04
Discontinued operations	0.04	(3.62)	—	(0.06)

	$0.81	$(2.76)	$0.93	$0.98

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$53.17	$60.22	$67.45	$78.39
Low	$42.14	$50.95	$58.49	$63.00
End	$52.95	$59.92	$65.68	$76.00

2004	1st Quarter	2nd Quarter(3)	3rd Quarter(4)	4th Quarter(5)

Net sales	$413.4	$412.5	$450.2	$637.0
Gross profit	$89.9	$97.6	$101.6	$139.1
Net income (loss):
Continuing operations	$32.8	$27.3	$25.7	$41.1
Discontinued operations	1.5	(12.8)	2.1	0.2

	$34.3	$14.5	$27.8	$41.3

Net income (loss) per share-basic:
Continuing operations	$0.62	$0.52	$0.46	$0.64
Discontinued operations	0.03	(0.25)	0.04	–

	$0.65	$0.27	$0.50	$0.64

Net income (loss) per share-diluted:
Continuing operations	$0.61	$0.51	$0.45	$0.63
Discontinued operations	0.03	(0.24)	0.04	–

	$0.64	$0.27	$0.49	$0.63

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$31.15	$36.80	$45.90	$49.18
Low	$23.83	$30.50	$35.10	$42.00
End	$30.56	$34.90	$45.72	$43.02

(1) Historical amounts have been restated to present certain businesses as discontinued operations.

(2) The fourth quarter of fiscal 2005 includes a $1.6 million charge for costs associated with restructuring and impairment activities within the Investment Cast Products, Forged Products and Industrial Products segments.

(3) The second quarter of fiscal 2004 includes an $8.4 million charge for costs associated with restructuring activities within the Investment Cast Products and Forged Products segments.

(4) The third quarter of fiscal 2004 includes other expense of $11.2 million associated with the write-off of unamortized bank fees in connection with the SPS acquisition.

(5) The fourth quarter of fiscal 2004 includes a $1.2 million charge for costs associated with restructuring activities within the Industrial Products segment. The fourth quarter also includes an impairment charge of $1.3 million related to the restructuring.

Precision Castparts Corp. & Subsidiaries    43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

    We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2005.

Changes in Internal Control Over Financial Reporting

    There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

    The certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in September 2004, the Company's Chief Executive Officer filed with the New York Stock Exchange ("NYSE") an annual certification of compliance with NYSE listing standards without qualification.

Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of April 3, 2005, the Company's internal control over financial reporting was effective.

    On March 8, 2005, PCC acquired Air Industries Corporation (AIC) in a purchase business combination. Management has excluded AIC from its assessment of internal control over financial reporting as of April 3, 2005 because AIC is a wholly-owned subsidiary whose assets and total revenues represent $201.8 million and $4.4 million, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended April 3, 2005.

    Management's assessment of the effectiveness of our internal control over financial reporting as of April 3, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER

    None.

44    Precision Castparts Corp. & Subsidiaries

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors of the Company is incorporated herein by reference to "Proposal 1: Election of Directors" continuing through "Board of Directors and Committees" and to "Audit Committee Disclosure" in our Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4 of this document.

    Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders of the Registrant.

    The Company has adopted a code of ethics that applies to the Registrants principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Business Conduct and Ethics on the PCC Corporate Center at www.precast.com.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to "Compensation of Executive Officers" and to "Director Compensation and Stock Ownership Guidelines" in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to "Principal Accounting Firm Fees" in the Proxy Statement to be filed for the 2005 Annual Meeting of Shareholders of the Registrant.

Precision Castparts Corp. & Subsidiaries    45

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedule

  The following schedule is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

46    Precision Castparts Corp. & Subsidiaries

(a)(3) Exhibits

3.1	–	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit (3)A in the Form 10-K filed June 11, 2002.) (File number 1-10348)
3.2	–	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
4.1	–
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
4.4	–	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.) (File number 1-10348)
4.5	–
Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.6	–
Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.7	–
Fourth Supplemental Indenture dates as of March 22, 2005 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and Air Industries Company, LLC
4.8	–
Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.7 to the Form S-4 filed March 25, 2004) (File number 333-113920) (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
4.9	–	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
4.10	–
Registration Rights Agreement dated as of December 9, 2003 among PCC, the guarantors named therein and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.11	–
Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
4.12	–	Guaranty Joinder Agreement dated as of March 25, 2005 by Air Industries Company, LLC
4.13	–
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
Precision Castparts Corp. Supplemental Executive Retirement Program, Level One, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.7 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

Precision Castparts Corp. & Subsidiaries    47

10.8	–
Precision Castparts Corp. Supplemental Executive Retirement Program, Level Two, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.8 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.9	–	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended (Incorporated herein by reference to Exhibit 10.9 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.10	–
Credit Agreement dated as of December 9, 2003 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
10.11	–
Amendment No. 1, dated as of January 27, 2005, to Credit Agreement dated as of December 9, 2003 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and The Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 10.1 in the Form 10-Q filed February 11, 2005.) (File number 1-10348)
10.12	–	Guaranty Agreement dated as of December 9, 2003 and supplemented as of April 7, 2005 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein
10.13	–	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)
10.14	–
Amended and Restated Credit and Security Agreement dated as of April 7, 2005 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
10.15	–	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.16	–	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.17	–	Non-Employee Directors Deferred Stock Unit Program (Incorporated herein by reference to Exhibit 10.16 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.18	–	Peter Waite employment agreement, dated as of February 24, 2005
11.1	–	Calculation of Earnings Per Share for the Year Ended April 3, 2005*
21.1	–	Subsidiaries of Precision Castparts Corp.
23.1	–	Consent of Independent Accountants
31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	–	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Information required to be presented in Exhibit 11 is included in the "Earnings per Share" note in "Item 8. Notes to the Consolidated Financial Statements."

(b) See a(3) above.

(c) See a(2) above.

48    Precision Castparts Corp. & Subsidiaries

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.
	By:	/s/ MARK DONEGAN Mark Donegan Chairman and Chief Executive Officer
Dated: June 17, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.
/s/ MARK DONEGAN Mark Donegan	Chairman and Chief Executive Officer	June 17, 2005
/s/ WILLIAM D. LARSSON William D. Larsson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2005
/s/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	June 17, 2005
/s/ DEAN T. DUCRAY Dean T. DuCray	Director	June 17, 2005
/s/ DON R. GRABER Don R. Graber	Director	June 17, 2005
/s/ VERNON E. OECHSLE Vernon E. Oechsle	Director	June 17, 2005
/s/ BYRON O. POND, JR. Byron O. Pond, Jr.	Director	June 17, 2005
/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	June 17, 2005
/s/ J. FRANK TRAVIS J. Frank Travis	Director	June 17, 2005

Precision Castparts Corp. & Subsidiaries    49

SCHEDULE II

Precision Castparts Corp. and Subsidiaries
Valuation and Qualifying Accounts

For the years ended
(000's Omitted)

Column A	Column B	Column C			Column D		Column E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period

Deducted from assets to which they apply:
Reserve for doubtful accounts:
March 30, 2003	$3,000	$2,300		$–	$2,000	(1)	$3,300

March 28, 2004	$3,300	$3,400		$4,300	$2,400	(1)	$8,600

April 3, 2005	$8,600	$2,900		$500	$7,000	(1)	$5,000

Deferred tax asset valuation allowance:
March 30, 2003	$3,500	$1,600	(2)	$–	$100	(3)	$5,000

March 28, 2004	$5,000	$2,900	(2)	$3,900	$2,100		$9,700

April 3, 2005	$9,700	$3,800	(2)	$–	$2,100		$11,400

(1) Write-off of bad debts.

(2) Establishment of valuation allowances for capital loss carry-forwards or operating loss carry-forwards.

(3) Reduction of valuation allowance for operating loss carry-forwards utilized.

50    Precision Castparts Corp. & Subsidiaries

INDEX TO EXHIBITS

3.1	–	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit (3)A in the Form 10-K filed June 11, 2002.) (File number 1-10348)
3.2	–	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
4.1	–
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
4.4	–	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.) (File number 1-10348)
4.5	–
Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.6	–
Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.7	–
Fourth Supplemental Indenture dates as of March 22, 2005 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and Air Industries Company, LLC
4.8	–
Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.7 to the Form S-4 filed March 25, 2004) (File number 333-113920) (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
4.9	–	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
4.10	–
Registration Rights Agreement dated as of December 9, 2003 among PCC, the guarantors named therein and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
4.11	–
Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)
4.12	–	Guaranty Joinder Agreement dated as of March 25, 2005 by Air Industries Company, LLC
4.13	–
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
Precision Castparts Corp. Supplemental Executive Retirement Program, Level One, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.7 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.8	–
Precision Castparts Corp. Supplemental Executive Retirement Program, Level Two, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.8 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.9	–	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended (Incorporated herein by reference to Exhibit 10.9 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.10	–
Credit Agreement dated as of December 9, 2003 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and Letter of Credit Issuing Bank and The Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed February 11, 2004) (File number 1-10348)
10.11	–
Amendment No. 1, dated as of January 27, 2005, to Credit Agreement dated as of December 9, 2003 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent and The Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 10.1 in the Form 10-Q filed February 11, 2005.) (File number 1-10348)
10.12	–	Guaranty Agreement dated as of December 9, 2003 and supplemented as of April 7, 2005 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein
10.13	–	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)
10.14	–
Amended and Restated Credit and Security Agreement dated as of April 7, 2005 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)
10.15	–	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.16	–	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.17	–	Non-Employee Directors Deferred Stock Unit Program (Incorporated herein by reference to Exhibit 10.16 in the Form 10-K filed June 14, 2004.) (File number 1-10348)
10.18	–	Peter Waite employment agreement, dated as of February 24, 2005
11.1	–	Calculation of Earnings Per Share for the Year Ended April 3, 2005*
21.1	–	Subsidiaries of Precision Castparts Corp.
23.1	–	Consent of Independent Accountants
31.1	–	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	–	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	–	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
  ITEM 9B. OTHER
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE