Form 10-Q
period 2005-07-03
PRECISION CASTPARTS CORP
filed 2005-08-12
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended July 3, 2005

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

Yes   ☒     No   ☐

Number of shares of Common Stock, no par value, outstanding as of August 4, 2005: 66,436,867

Note:      This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In millions, except share and per share data)

	Three Months Ended
	7/03/05	6/27/04

Net sales	$854.6	$668.1
Cost of goods sold	662.3	519.0
Selling and administrative expenses	63.8	58.6
Interest expense, net	10.6	14.6

Income before income taxes and minority interest	117.9	75.9
Income tax expense	39.9	24.9
Minority interest	(0.3)	(0.5)

Net income from continuing operations	77.7	50.5
(Loss) income from discontinued operations	(0.3)	3.1

Net income	$77.4	$53.6

Net income per common share – basic:
Net income from continuing operations	$1.17	$0.78
Net income from discontinued operations	—	0.05
	$1.17	$0.83

Net income per common share – diluted:
Net income from continuing operations	$1.15	$0.77
Net income from discontinued operations	—	0.04
	$1.15	$0.81

Average common shares outstanding:
Basic	66.2	64.7
Diluted	67.4	65.8

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	(Unaudited)
	7/03/05	4/03/05
ASSETS
Current assets:
Cash and cash equivalents	$160.1	$153.9
Receivables, net	424.6	408.2
Inventories	554.3	531.3
Prepaid expenses	14.2	17.5
Income tax receivable	—	9.3
Deferred income taxes	55.9	55.0
Discontinued operations	32.0	37.9
Total current assets	1,241.1	1,213.1

Property, plant and equipment, at cost	1,279.4	1,294.4
Less - accumulated depreciation	(602.6)	(601.9)
Net property, plant and equipment	676.8	692.5

Goodwill, net	1,580.0	1,576.1
Acquired intangible assets, net	5.0	5.2
Deferred income taxes	14.7	16.8
Other assets	115.7	103.2
Discontinued operations	10.1	18.1

	$3,643.4	$3,625.0
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$6.0	$6.0
Long-term debt currently due	38.3	38.3
Accounts payable	313.6	312.4
Accrued liabilities	304.4	320.3
Income taxes payable	81.5	89.4
Discontinued operations	12.1	13.3
Total current liabilities	755.9	779.7

Long-term debt	784.2	798.7
Pension and other postretirement benefit obligations	200.8	205.5
Other long-term liabilities	57.4	55.7
Discontinued operations	3.7	5.0
Total liabilities	1,802.0	1,844.6

Shareholders’ investment:
Common stock	66.3	66.2
Paid-in capital	779.5	773.4
Retained earnings	1,027.2	951.8
Accumulated comprehensive loss:
Foreign currency translation	55.0	72.3
Derivatives qualifying as hedges	(2.0)	0.6
Minimum pension liability	(84.6)	(83.9)
Total shareholders’ investment	1,841.4	1,780.4

	$3,643.4	$3,625.0

See Notes to the Interim Consolidated Financial Statements on page 5.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	7/03/05	6/27/04

Cash flows from operating activities:
Net income from continuing operations	$77.7	$50.5
Non-cash items included in income:
Depreciation and amortization	25.2	24.4
Deferred income taxes	9.2	(0.2)
Tax benefit from stock option exercises	2.6	1.2
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(15.7)	(9.3)
Inventories	(26.0)	(30.1)
Other current assets	12.6	3.3
Payables, accruals and current taxes	(29.7)	17.3
Retirement benefit obligations	(16.0)	(4.7)
Other non-current assets and liabilities	0.6	(0.4)
Net cash provided by operating activities	40.5	52.0

Cash flows from investing activities:
Acquisitions of businesses	(2.5)	—
Capital expenditures	(16.7)	(13.9)
Dispositions of businesses and other	4.1	(0.7)
Net cash used by investing activities	(15.1)	(14.6)

Cash flows from financing activities:
Net change in short-term borrowings	—	(3.6)
Repayment of long-term debt	(14.5)	(0.9)
Proceeds from exercise of stock options	3.6	3.1
Cash dividends	(2.0)	(1.9)
Other	(1.0)	10.7
Net cash (used) provided by financing activities	(13.9)	7.4

Effect of exchange rate changes on cash and cash equivalents	(3.5)	(0.3)
Net cash used by discontinued operations	(1.8)	(0.8)

Net increase in cash and cash equivalents	6.2	43.7
Cash and cash equivalents at beginning of period	153.9	80.3

Cash and cash equivalents at end of period	$160.1	$124.0

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

(2)                                 Stock-based compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all stock options are granted with exercise prices equal to the market value of the underlying common stock on the grant dates.  The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense based on the fair value of the stock options granted at the grant dates as prescribed by SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	Three Months Ended
	7/03/05	6/27/04

Net income as reported	$77.4	$53.6
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(2.7)	(2.1)

Pro forma net income	$74.7	$51.5

Net income per share – basic:
Reported	$1.17	$0.83
Pro forma	$1.13	$0.80

Net income per share – diluted:
Reported	$1.15	$0.81
Pro forma	$1.11	$0.78

(3)                                 Acquisition

On March 8, 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation (“AIC”), a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys.  The results of AIC’s operations have been included within the Fastener Products segment in the consolidated financial statements since that date.  The acquisition of AIC is expected to expand PCC’s manufacturing capabilities and the range of fastener product families the Company can offer to its customers.  The acquisition was funded with $193.3 million of cash on hand, which is subject to final adjustment.  Goodwill relating to this transaction of $152.7 million is assigned to the Fastener Product segment and is deductible for tax purposes.  The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information is not presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  PCC was in the process of finalizing the allocation of the purchase price as of July 3, 2005; thus, the allocation shown below is preliminary and subject to further refinement.

3/08/05

Current assets	$30.3
Property, plant and equipment	24.8
Goodwill	152.7
Total assets acquired	207.8
Accounts payable and other current liabilities	4.3
Other long-term liabilities	4.6
Total liabilities assumed	8.9

Net assets acquired	$198.9

(4)                                 Discontinued Operations

In the second quarter of fiscal 2005, the Company decided to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E/One business was retained and is now included in the Industrial Products segment.  With the exception of PCC Eurovalves, the sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005.  PCC Eurovalves, which is located in The Netherlands, continues to be marketed.  PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill.  The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell.  Approximately $240.0 million of the charge was non-cash.  Subsequent to the second quarter of fiscal 2005, the Company recorded additional write-downs related to the disposition of the pumps and valves businesses, bringing the total net loss on disposal to $248.3 million through July 3, 2005.

In the third quarter of fiscal 2004, three businesses acquired in the SPS transaction – Magnetics, Mohawk, and Dacar – were classified as held for sale and their results were included in discontinued operations.  They were classified as discontinued operations because they were deemed to be non-core to the Company.  Dacar was sold in the third quarter of fiscal 2005, Magnetics was sold in the fourth quarter of fiscal 2005, and Mohawk was sold in the first quarter of fiscal 2006.

These businesses meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	7/03/05	6/27/04
Net sales	$13.3	$99.6
Cost of goods sold	10.7	77.4
Selling and administrative expenses	2.1	16.6
Interest expense	—	0.1
Net income from operations before income taxes	0.5	5.5
Income tax expense	0.2	2.0
Net income from operations	0.3	3.5
Net loss on disposal	(0.6)	(0.4)
Net (loss) income from discontinued operations	$(0.3)	$3.1

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	7/03/05	4/03/05
Assets of discontinued operations
Current assets	$32.0	$37.9
Net property, plant and equipment	10.0	12.9
Other assets	0.1	5.2

	$42.1	$56.0

Liabilities of discontinued operations
Other current liabilities	$12.1	$13.3
Other liabilities	3.7	5.0

	$15.8	$18.3

(5)           Restructuring Charges

No charges related to restructuring activities were recorded in the first quarter of fiscal 2006 or the first quarter of fiscal 2005.  During the fourth quarter of fiscal 2005, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $1.6 million, principally related to additional costs associated with a business that was closed several years ago.

The following table provides a rollforward of amounts included in accrued liabilities for restructuring reserves:

	Balance at	Cash	Non-cash	Balance at
	4/03/05	payments	adjustments	7/03/05
Severance	$2.0	$—	$0.1	$2.1

(6)           Inventories

Inventories consisted of the following:

	7/03/05	4/03/05

Finished goods	$150.4	$149.0
Work-in-process	256.7	243.7
Raw materials and supplies	125.5	116.4
	532.6	509.1
LIFO provision	21.7	22.2

Total inventory	$554.3	$531.3

(7)           Goodwill and Acquired Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is tested for impairment using a fair value method.   There were no triggering events during the first quarter of fiscal 2006 requiring a goodwill impairment test in accordance with SFAS No. 142.

The Company completed its annual goodwill assessment test during the second quarter of fiscal 2005, and it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.  The subsequent decision to sell the pumps and valves businesses of PCC Flow Technologies in two separate transactions and to retain E/One, which was part of PCC Flow Technologies, resulted in a write-down of goodwill totaling $219.1 million in the second quarter of fiscal 2005.  Refer to the “Discontinued Operations” footnote for further discussion.

The changes in the carrying amount of goodwill by reportable segment for the three months ended July 3, 2005, were as follows:

			Currency
	Balance at		Translation	Balance at
	4/03/05	Acquired	and Other	7/03/05

Investment Cast Products	$299.5	$—	$(0.7)	$298.8
Forged Products	519.0	—	(5.9)	513.1
Fastener Products	586.2	10.3	—	596.5
Industrial Products	171.4	—	0.2	171.6

Total	$1,576.1	$10.3	$(6.4)	$1,580.0

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	7/03/05		4/03/05
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$3.0	$0.9	$3.0	$0.8
Proprietary technology	2.4	0.3	2.4	0.2
Tradenames	0.8	0.1	0.8	0.1
Long-term customer agreements	0.2	0.1	0.2	0.1

	$6.4	$1.4	$6.4	$1.2

Amortization expense for acquired intangible assets during the first quarter of fiscal 2006 was $0.2 million.  Amortization expense related to finite-lived intangible assets is projected to total $0.7 million for fiscal 2006.  Projected amortization expense for the succeeding five fiscal years is as follows:

Estimated
Amortization
Fiscal Year	Expense
2007	$0.6
2008	$0.5
2009	$0.4
2010	$0.4
2011	$0.3

(8)           Guarantees

In the ordinary course of business, the Company warrants certain of its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of July 3, 2005 and April 3, 2005 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(9)           Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	7/03/05	6/27/04

Basic weighted average shares outstanding	66.2	64.7
Dilutive stock options	1.2	1.1
Average shares outstanding assuming dilution	67.4	65.8

Basic earnings per share are calculated based on the weighted average number of shares outstanding.  Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three months ending June 27, 2004, stock options to purchase 0.9 million shares of common stock were excluded from the computation of diluted earnings per share because to do so would have been antidilutive.  These options could be dilutive in the future.

(10)      Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended
	7/03/05	6/27/04

Net income	$77.4	$53.6
Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	(17.3)	(0.3)
Minimum pension liability	(0.7)	—
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax of $1.2 and $0.0, respectively)	(3.3)	—
Reclassification to net income of previously deferred gains and loss (net of income tax of $0.3 and $0.0, respectively)	0.7	—
Other comprehensive loss	(20.6)	(0.3)

Total comprehensive income	$56.8	$53.3

(11)         Pensions and Other Postretirement Benefit Plans

The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans.  In addition, the Company offers postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

			Other
	Pension Benefits		Postretirement Benefits
	7/03/05	6/27/04	7/03/05	6/27/04

Service cost	$8.2	$7.7	$0.1	$0.1
Interest cost	16.3	14.8	1.0	1.2
Expected return on plan assets	(18.0)	(14.6)	—	—
Recognized net actuarial loss	3.4	2.7	0.3	—
Amortization of prior service cost	0.7	0.4	(0.1)	—

Net periodic benefit cost	$10.6	$11.0	$1.3	$1.3

The Company made contributions of $23.0 million, of which $16.4 million were voluntary, to the defined benefit pension plans during the first quarter of fiscal year 2006.  Projected contributions are expected to total approximately $82.0 million for fiscal year 2006, of which $67.0 million will be voluntary.

(12)         New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.”  This statement revises the reporting requirements related to changes in accounting principles or adoption of new accounting pronouncements. This statement is effective for fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007 and does not anticipate this pronouncement to have a material impact on the consolidated financial statements.

(13)         Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	7/03/05	6/27/04

Net sales:
Investment Cast Products	$387.3	$303.4
Forged Products	204.0	145.1
Fastener Products	202.6	164.1
Industrial Products	60.7	55.5

Total net sales	$854.6	$668.1

Operating income (loss):
Investment Cast Products	$74.6	$55.0
Forged Products	22.8	18.4
Fastener Products	31.1	16.6
Industrial Products	11.7	9.3
Corporate expense	(11.7)	(8.8)

Total operating income	128.5	90.5

Interest expense, net	10.6	14.6

Income before income taxes and minority interest	$117.9	$75.9

(14)         Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s following registered securities: $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007.  The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of July 3, 2005 and April 3, 2005 and for the three months ended July 3, 2005 and June 27, 2004.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary.  The guarantor subsidiaries include substantially all of the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non- guarantor subsidiaries to the Company.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Statements of Income

Three Months Ended July 3, 2005

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$682.0	$193.5	$(20.9)	$854.6
Cost of goods sold	—	524.8	158.4	(20.9)	662.3
Selling and administrative expenses	11.7	37.9	14.2	—	63.8
Other (income) expense	(0.6)	—	0.6	—	—
Interest (income) expense, net	(1.7)	17.1	(4.8)	—	10.6
Equity in earnings of subsidiaries	(86.2)	2.5	—	83.7	—

Income (loss) before income tax and minority interest	76.8	99.7	25.1	(83.7)	117.9
Income tax (benefit) expense	(0.6)	30.3	10.2	—	39.9
Minority interest	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operations	77.4	69.4	14.6	(83.7)	77.7

Net loss from discontinued operations	—	—	(0.3)	—	(0.3)

Net income (loss)	$77.4	$69.4	$14.3	$(83.7)	$77.4

Condensed Consolidating Statements of Income

Three Months Ended June 27, 2004

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$529.7	$152.8	$(14.4)	$668.1
Cost of goods sold	—	409.3	124.1	(14.4)	519.0
Selling and administrative expenses	8.9	36.4	13.3	—	58.6
Other (income) expense	(2.8)	—	2.8	—	—
Interest expense (income), net	6.7	9.7	(1.8)	—	14.6
Equity in earnings of subsidiaries	(57.7)	2.1	—	55.6	—

Income (loss) before income tax and minority interest	44.9	72.2	14.4	(55.6)	75.9
Income tax (benefit) expense	(8.7)	29.3	4.3	—	24.9
Minority interest	—	—	(0.5)	—	(0.5)

Net income (loss) from continuing operations	53.6	42.9	9.6	(55.6)	50.5

Net income from discontinued operations	—	—	3.1	—	3.1

Net income (loss)	$53.6	$42.9	$12.7	$(55.6)	$53.6

Condensed Consolidating Balance Sheets

July 3, 2005

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$84.8	$4.0	$71.3	$—	$160.1
Receivables	—	325.7	353.6	(254.7)	424.6
Inventories	—	405.8	148.5	—	554.3
Prepaid expenses	—	8.5	5.7	—	14.2
Deferred income taxes	—	45.2	11.1	(0.4)	55.9
Discontinued operations	—	13.9	52.2	(34.1)	32.0

Total current assets	84.8	803.1	642.4	(289.2)	1,241.1

Property, plant and equipment, net	2.2	466.3	208.3	—	676.8
Goodwill, net	—	1,159.4	420.6	—	1,580.0
Deferred income taxes	10.0	—	32.0	(27.3)	14.7
Investments in subsidiaries	2,688.1	284.9	—	(2,973.0)	—
Other assets	91.1	19.8	9.8	—	120.7
Discontinued operations	—	—	10.1	—	10.1

	$2,876.2	$2,733.5	$1,323.2	$(3,289.5)	$3,643.4

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$6.0	$—	$6.0
Long-term debt currently due	35.2	1.1	2.0	—	38.3
Accounts payable	84.5	351.8	166.1	(288.8)	313.6
Accrued liabilities	22.5	236.4	46.6	(1.1)	304.4
Income taxes payable	59.6	(3.6)	25.5	—	81.5
Deferred income taxes	0.4	—	—	(0.4)	—
Discontinued operations	—	1.9	10.2	—	12.1

Total current liabilities	202.2	587.6	256.4	(290.3)	755.9

Long-term debt	766.9	9.8	7.5	—	784.2
Pension and other postretirement benefit obligations	65.7	72.8	62.3	—	200.8
Deferred tax liability	—	27.3	—	(27.3)	—
Other long-term liabilities	—	36.9	20.5	—	57.4
Discontinued operations	—	0.6	3.1	—	3.7

Shareholders’ investment:
Common stock and paid-in capital	845.8	1,838.7	977.4	(2,816.1)	845.8
Retained earnings	1,027.2	214.3	(31.6)	(182.7)	1,027.2
Accumulated other comprehensive loss	(31.6)	(54.5)	27.6	26.9	(31.6)

Total shareholders’ investment	1,841.4	1,998.5	973.4	(2,971.9)	1,841.4

	$2,876.2	$2,733.5	$1,323.2	$(3,289.5)	$3,643.4

Condensed Consolidating Balance Sheets

April 3, 2005

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$84.4	$2.5	$67.0	$—	153.9
Receivables	0.1	293.3	358.0	(243.2)	408.2
Inventories	—	381.6	149.7	—	531.3
Prepaid expenses	4.1	3.4	10.0	—	17.5
Income tax receivable	9.3	—	0.2	(0.2)	9.3
Deferred income taxes	—	45.2	10.2	(0.4)	55.0
Discontinued operations	—	13.6	49.9	(25.6)	37.9

Total current assets	97.9	739.6	645.0	(269.4)	1,213.1

Property, plant and equipment, net	2.5	472.7	217.3	—	692.5
Goodwill, net	—	1,152.1	424.0	—	1,576.1
Deferred income taxes	20.2	—	23.9	(27.3)	16.8
Investments in subsidiaries	2,620.1	287.4	—	(2,907.5)	—
Other assets	79.2	20.4	8.8	—	108.4
Discontinued operations	—	—	18.1	—	18.1

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$6.0	$—	$6.0
Long-term debt currently due	35.3	1.1	1.9	—	38.3
Accounts payable	71.1	348.9	161.2	(268.8)	312.4
Accrued liabilities	32.6	211.7	77.1	(1.1)	320.3
Income taxes payable	69.6	—	20.0	(0.2)	89.4
Deferred income taxes	0.4	—	—	(0.4)	—
Discontinued operations	—	—	13.3	—	13.3

Total current liabilities	209.0	561.7	279.5	(270.5)	779.7

Long-term debt	780.6	10.0	8.1	—	798.7
Deferred income taxes	—	27.3	—	(27.3)	—
Pension and other postretirement benefit obligations	49.9	109.5	46.1	—	205.5
Other long-term liabilities	—	36.4	19.3	—	55.7
Discontinued operations	—	—	5.0	—	5.0

Shareholders’ investment:
Common stock and paid-in capital	839.6	1,836.9	978.7	(2,815.6)	839.6
Retained earnings	951.8	144.9	(45.9)	(99.0)	951.8
Accumulated other comprehensive loss	(11.0)	(54.5)	46.3	8.2	(11.0)

Total shareholders investment	1,780.4	1,927.3	979.1	(2,906.4)	1,780.4

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Condensed Consolidating Statements of Cash Flows

Three Months Ended July 3, 2005

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$16.2	$7.8	$20.8	$(4.3)	$40.5

Acquisitions of businesses	(2.5)	—	—	—	(2.5)
Capital expenditures	—	(11.9)	(4.8)	—	(16.7)
Dispositions of businesses and other	2.6	1.5	—	—	4.1

Net cash provided (used) by investing activities	0.1	(10.4)	(4.8)	—	(15.1)

Repayment of long-term debt	(13.8)	(0.2)	(0.5)	—	(14.5)
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Cash dividends	(2.0)	—	—	—	(2.0)
Other financing activities, net	(3.7)	4.4	(6.0)	4.3	(1.0)

Net cash (used) provided by financing activities	(15.9)	4.2	(6.5)	4.3	(13.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.5)	—	(3.5)
Net cash used by discontinued operations	—	(0.1)	(1.7)	—	(1.8)

Net increase in cash and cash equivalents	0.4	1.5	4.3	—	6.2

Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$84.8	$4.0	$71.3	$—	$160.1

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 27, 2004

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$21.6	$23.2	$18.0	$(10.8)	$52.0

Capital expenditures	(0.3)	(9.8)	(3.8)	—	(13.9)
Investments in subsidiaries	4.5	(10.5)	6.0	—	—
Proceeds from sale of discontinued operations
Other investing activities, net	—	(2.9)	2.2	—	(0.7)

Net cash provided (used) by investing activities	4.2	(23.2)	4.4	—	(14.6)

Net change in short-term borrowings	—	—	(3.6)	—	(3.6)
Repayment of long-term debt	—	(0.6)	(0.3)	—	(0.9)
Proceeds from exercise of stock options	3.1	—	—	—	3.1
Cash dividends	(1.9)	—	—	—	(1.9)
Other financing activities, net	0.1	0.6	(0.8)	10.8	10.7

Net cash provided (used) by financing activities	1.3	—	(4.7)	10.8	7.4

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)

Net cash used by discontinued operations	—	—	(0.8)	—	(0.8)

Net increase in cash and cash equivalents	27.1	—	16.6	—	43.7

Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$60.3	$—	$63.7	$—	$124.0

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended July 3, 2005 and June 27, 2004

	Three Months Ended		Inc/(Dec)
	7/03/05	06/27/04	$	%

Net sales	$854.6	$668.1	$186.5	27.9%
Cost of goods sold	662.3	519.0	143.3	27.6
Selling and administrative expenses	63.8	58.6	5.2	8.9
Interest expense, net	10.6	14.6	(4.0)	(27.4)
Income before income taxes and minority interest	117.9	75.9	42.0	55.3
Income tax expense	39.9	24.9	15.0	60.2
Effective tax rate	33.8%	32.8%
Minority interest	(0.3)	(0.5)	0.2	40.0
Net income from continuing operations	77.7	50.5	27.2	53.9
Net (loss) income from discontinued operations	(0.3)	3.1	(3.4)	(109.7)
Net income	$77.4	$53.6	$23.8	44.4%
Net income per share from continuing operations – diluted	$1.15	$0.77	$0.38	49.4%
Net income per share from discontinued operations – diluted	—	0.04	(0.04)	n/a
Net income per share - diluted	$1.15	$0.81	$0.34	42.0%

Sales for the first quarter of fiscal 2006 were $854.6 million, up $186.5 million, or 27.9 percent from $668.1 million in the same quarter last year.  Improved economic conditions in the aerospace and power generation markets led to increased sales in the Investment Cast Products, Forged Products and Fastener Products segments.  According to JSA Research as of October 2004, commercial aircraft deliveries were forecasted to increase approximately 13 percent in calendar year 2005 from calendar year 2004 compared with declining deliveries since calendar year 2001.  Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these calendar 2005 forecasted increases in the latter half of fiscal 2005.  In addition, continued growth in the seamless pipe market led to increased sales in the Forged Products segment, and continued expansion of the Company’s metal injection molding technology in the automotive sector and strength in the pulp and paper market contributed to higher sales in the Industrial Products segment.

Net income from continuing operations for the first quarter of fiscal 2006 was $77.7 million, or $1.15 per share (diluted).  By comparison, net income from continuing operations for the first quarter of fiscal 2005 was $50.5 million, or $0.77 per share (diluted).  Net income (after discontinued operations) for the first quarter of fiscal 2006 was $77.4 million, or $1.15 per share (diluted), compared with net income of $53.6 million, or $0.81 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first quarter of fiscal 2006 was $10.6 million, compared with $14.6 million for the first quarter last year. The lower expense is primarily due to lower debt levels, partially offset by higher interest rates compared to the same quarter last year.

The effective tax rate for the first quarter of fiscal 2006 was 33.8 percent, 1.0 percentage point higher than the 32.8 percent effective rate in the same quarter last year.  The increase in the effective tax rate is primarily due to increased earnings in jurisdictions with higher tax rates.

Restructuring

Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  Based on the Company’s most recent assessment, there are no current plans to restructure operations in fiscal 2006.

Discontinued Operations

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies with the exception of E-One.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E-One business was retained and is now included in the Industrial Products segment.  With the exception of PCC Eurovalves, the sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005.  PCC Eurovalves, which is located in The Netherlands, continues to be marketed.

In connection with the SPS acquisition, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale in the third quarter of fiscal 2004.  Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk was sold in April 2005.

The net loss from discontinued operations was $0.3 million in the first quarter of fiscal 2006 compared with net income of $3.1 million, or $0.04 per share (diluted), in the same quarter last year.  The net loss from discontinued operations in the current quarter consists primarily of operating results from PCC Eurovalves, Magnetics and Mohawk.  Net income from discontinued operations in the first quarter of last year principally reflects operating results from the pumps and valves businesses of PCC Flow Technologies.

Results of Operations by Segment – Comparison Between Three Months Ended July 3, 2005 and June 27, 2004

	Three Months Ended		Inc/(Dec)
	07/03/05	06/27/04	$	%

Net sales:
Investment Cast Products	$387.3	$303.4	$83.9	27.7%
Forged Products	204.0	145.1	58.9	40.6
Fastener Products	202.6	164.1	38.5	23.5
Industrial Products	60.7	55.5	5.2	9.4
Consolidated net sales	$854.6	$668.1	$186.5	27.9%
Operating income (loss):
Investment Cast Products	$74.6	$55.0	$19.6	35.6%
% of sales	19.3%	18.1%
Forged Products	22.8	18.4	4.4	23.9
% of sales	11.2%	12.7%
Fastener Products	31.1	16.6	14.5	87.3
% of sales	15.4%	10.1%
Industrial Products	11.7	9.3	2.4	25.8
% of sales	19.3%	16.8%
Corporate expense	(11.7)	(8.8)	(2.9)	(33.0)
Consolidated segment operating income	128.5	90.5	38.0	42.0%
% of sales	15.0%	13.5%
Interest expense, net	10.6	14.6
Income before income taxes and minority interest	$117.9	$75.9

Investment Cast Products

Investment Cast Products’ sales increased 27.7 percent from $303.4 million in the first quarter of fiscal 2005 to $387.3 million this year.  Operating income increased 35.6 percent from $55.0 million in the first quarter of fiscal 2005 to $74.6 million in the same quarter this year.  Operating income as a percent of sales also increased from 18.1 percent to 19.3 percent of sales.  The increase in sales was driven by continued recovery in the power generation and aerospace markets, with solid aftermarket growth as well as market share gains.  The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by lower selling prices and higher raw material costs, mainly nickel and titanium, which have increased approximately 30 percent and 120 percent, respectively, on the London Metal Exchange (LME) and TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same quarter last year.  The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volumes and improved manufacturing performance, partially offset by the impact of lower selling prices, higher raw material costs and pass-through pricing.

Sales within this segment are expected to continue to benefit from improved conditions in the aerospace and power generation markets through the remainder of fiscal 2006.  Operating margins as a percent of sales are also expected to continue to improve in fiscal 2006 as a result of leverage from higher sales volume and continued improvements in operating efficiencies, partially offset by the impact of pass-through pricing.

Forged Products

Forged Products’ sales were $204.0 million for the quarter, an increase of 40.6 percent, compared to sales of $145.1 million in the first quarter of fiscal 2005.  Operating income increased 23.9 percent from $18.4 million in the first quarter of fiscal 2005 to $22.8 million in the same quarter this year, while operating income as a percent of sales decreased from 12.7 percent to 11.2 percent.  While the increase in sales includes approximately $21.0 million of higher prices related to pass-through of higher material costs, the remaining volume increase ($37.9 million) was principally due to increased demand for aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Operating income as a percent of sales benefited in the current quarter from the higher volume, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 30 percent and 120 percent, respectively, on the LME and TI 6-4 Bulk Weldables Index (metalprices.com) since the first quarter of fiscal 2005, and by dilution resulting from pass-through pricing.

Sales and operating income for the remainder of fiscal 2006 within the Forged Products segment are expected to benefit from continued growth in the aerospace and industrial gas turbine markets, as well as continued growth in extruded pipe sales.

Fastener Products

The Fastener Products segment reported $202.6 million of sales with operating income of $31.1 million, or 15.4 percent of sales, in the first quarter of fiscal 2006, compared to sales of $164.1 million and operating income of $16.6 million, or 10.1 percent of sales, in the first quarter of fiscal 2005.  The increase in sales was due to the addition of Air Industries Corp., which was acquired in March 2005, and the favorable impact of strong aerospace sales.  Operating income as a percent of sales benefited from the higher sales volume and the impact of continued cost take-outs and stream-lined manufacturing processes.

Sales within this segment are expected to continue to grow during the remainder of fiscal 2006 as a result of improved conditions in the aerospace industry and market share gains.  Operating income as a percentage of sales should also improve due to continuing realization of synergies, cost take-outs and leverage from higher sales.

Industrial Products

Industrial Products’ sales of $60.7 million for the first quarter of fiscal 2006 increased 9.4 percent from $55.5 million in the same period last year.  Operating income improved to $11.7 million in the first quarter of fiscal 2006 compared with $9.3 million in the same period last year.  Operating income as a percent of sales improved to 19.3 percent in the first quarter of fiscal 2006 from 16.8 percent in the same period last year.  The increase in sales compared to last year reflects market share gains in the automotive industry, and improving conditions in the aerospace and pulp and paper markets.  The improvement in operating margin as a percent of sales compared to the first quarter of fiscal 2005 is primarily due to leverage from the higher sales volume, as well as benefits realized from increased production at low-cost manufacturing facilities in Hungary and India.

The Industrial Products segment is expected to continue to benefit from the consolidation of the Reed-Rico and the SPS tool businesses, which will increase PCC’s worldwide share of the fastener tooling market.  Operating income as a percentage of sales is expected to continue to increase through fiscal 2006 as a result of improved cost structures and leverage from higher volume.

Changes in Financial Condition and Liquidity

Total assets of $3,643.4 million at July 3, 2005 represented an $18.4 million increase from the $3,625.0 million balance at April 3, 2005.  This increase principally reflects higher cash balances and working capital assets required to support expected revenue growth.  Total capitalization at July 3, 2005 was $2,669.9 million, consisting of $828.5 million of debt and $1,841.4 million of equity. The debt-to-capitalization ratio improved to 31.0 percent from 32.1 percent at the end of fiscal 2005 and 37.7 percent at June 27, 2004.

Cash as of July 3, 2005 was $160.1 million, up $6.2 million from the end of fiscal 2005, and total debt was $828.5 million, down $14.5 million since the end of fiscal 2005, together reflecting total positive cash flow of $20.7 million during the first three months of fiscal 2006.  The increase in cash flow was principally due to $114.7 million of net income from continuing operations, adjusted for $25.2 million of depreciation and amortization and $11.8 million of deferred taxes, and $3.6 million from the sale of common stock through stock option exercises.  Cash requirements for the first three months of fiscal 2006 included $64.4 million for increased working capital, $16.7 million for capital expenditures, $2.0 million for dividends, $1.8 million for discontinued operations and $12.7 million for other activities, including $23.0 million of pension contributions, of which $16.4 million were voluntary.

Capital spending during fiscal 2006, which is expected to exceed fiscal 2005 capital spending by approximately $50.0 million, will principally provide for equipment maintenance and upgrades, capacity expansion, and safety and cost reduction projects.  Company contributions to its defined benefit pension plans are expected to be approximately $82.0 million during fiscal 2006, of which $67.0 million will be voluntary.

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

Forward-Looking Statements

Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, automotive, and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies, and insurance, the cost of pension and postretirement medical benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk exposure since April 3, 2005.

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

PRECISION CASTPARTS CORP.
Registrant

DATE: August 12, 2005	/s/ William D. Larsson
William D. Larsson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)