Form 10-Q
period 2005-10-02
PRECISION CASTPARTS CORP
filed 2006-02-17
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended October 2, 2005

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

Yes    ☐            No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐            No    ☒

Number of shares of Common Stock, no par value, outstanding as of February 1, 2006: 134,058,053

Note:      This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	10/2/05	9/26/04

Net sales	$874.8	$697.5
Cost of goods sold	680.6	537.3
Selling and administrative expenses	65.5	59.4
Interest expense, net	10.6	14.8

Income before income taxes and minority interest	118.1	86.0
Income tax expense	38.1	28.5
Minority interest in earnings of consolidated entities	(0.4)	(0.3)

Net income from continuing operations	79.6	57.2
Net loss from discontinued operations	(0.5)	(240.2)

Net income (loss)	$79.1	$(183.0)

Net income (loss) per common share – basic:
Net income from continuing operations	$0.60	$0.44
Net loss from discontinued operations	(0.01)	(1.85)

	$0.59	$(1.41)

Net income (loss) per common share – diluted:
Net income from continuing operations	$0.59	$0.43
Net loss from discontinued operations	(0.01)	(1.81)

	$0.58	$(1.38)

Average common shares outstanding:
Basic	133.0	129.8
Diluted	135.5	132.4

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Six Months Ended
	10/2/05	9/26/04

Net sales	$1,729.4	$1,365.6
Cost of goods sold	1,342.9	1,056.3
Selling and administrative expenses	129.3	118.0
Interest expense, net	21.2	29.4

Income before income taxes and minority interest	236.0	161.9
Income tax expense	78.0	53.4
Minority interest in earnings of consolidated entities	(0.7)	(0.8)

Net income from continuing operations	157.3	107.7
Net loss from discontinued operations	(0.8)	(237.1)

Net income (loss)	$156.5	$(129.4)

Net income (loss) per common share – basic:
Net income from continuing operations	$1.19	$0.83
Net loss from discontinued operations	(0.01)	(1.83)
	$1.18	$(1.00)

Net income (loss) per common share – diluted:
Net income from continuing operations	$1.16	$0.82
Net loss from discontinued operations	—	(1.80)
	$1.16	$(0.98)

Average common shares outstanding:
Basic	132.7	129.6
Diluted	135.2	132.0

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In millions)

	10/2/05	4/3/05
ASSETS
Current assets:
Cash and cash equivalents	$202.0	$153.9
Receivables, net	459.0	408.2
Inventories	542.8	531.3
Prepaid expenses	18.3	17.5
Income tax receivable	—	9.3
Deferred income taxes	54.3	55.0
Discontinued operations	31.3	37.9
Total current assets	1,307.7	1,213.1

Property, plant and equipment, at cost	1,290.9	1,294.4
Less - accumulated depreciation	(611.9)	(601.9)
Net property, plant and equipment	679.0	692.5

Goodwill, net	1,577.9	1,576.1
Acquired intangible assets, net	4.9	5.2
Deferred income taxes	2.9	16.8
Other assets	113.9	103.2
Discontinued operations	15.3	18.1

	$3,701.6	$3,625.0

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$6.0	$6.0
Long-term debt currently due	38.4	38.3
Accounts payable	324.1	312.4
Accrued liabilities	319.8	320.3
Income taxes payable	40.5	89.4
Discontinued operations	11.5	13.3
Total current liabilities	740.3	779.7

Long-term debt	773.4	798.7
Pension and other postretirement benefit obligations	191.2	205.5
Other long-term liabilities	62.3	55.7
Discontinued operations	3.7	5.0
Total liabilities	1,770.9	1,844.6

Shareholders’ investment:
Common stock	133.2	66.2
Paid-in capital	728.1	773.4
Retained earnings	1,104.4	951.8
Accumulated comprehensive loss:
Foreign currency translation	51.5	72.3
Derivatives qualifying as hedges	(2.1)	0.6
Minimum pension liability	(84.4)	(83.9)
Total shareholders’ investment	1,930.7	1,780.4

	$3,701.6	$3,625.0

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	10/2/05 Revised	9/26/04 Revised

Cash flows from operating activities:
Net income from continuing operations	$157.3	$107.7
Loss from discontinued operations	(0.8)	(237.1)
Non-cash items included in income:
Depreciation and amortization	49.7	47.0
Other non-cash adjustments	1.3	—
Deferred income taxes	14.6	14.1
Tax benefit from stock option exercises	10.3	2.8
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(50.4)	(37.4)
Inventories	(20.4)	(28.0)
Other current assets	8.4	26.8
Payables, accruals and current taxes	(45.5)	3.8
Retirement benefit obligations	(21.4)	(16.6)
Other non-current assets and liabilities	6.4	(3.2)
Net cash provided by operating activities of discontinued operations	0.6	247.3
Net cash provided by operating activities	110.1	127.2

Cash flows from investing activities:
Capital expenditures	(40.2)	(25.4)
Acquisitions of businesses	(2.5)	(1.4)
Proceeds from sales of businesses	4.9	—
Other	2.7	1.2
Net cash used by investing activities of discontinued operations	(0.1)	(2.5)
Net cash used by investing activities	(35.2)	(28.1)

Cash flows from financing activities:
Net change in short-term borrowings	—	(5.0)
Repayment of long-term debt	(25.2)	(15.0)
Proceeds from exercise of stock options	11.4	6.7
Cash dividends	(3.9)	(3.8)
Other	(3.2)	0.2
Net cash used by financing activities of discontinued operations	—	(3.4)
Net cash used by financing activities	(20.9)	(20.3)

Effect of exchange rate changes on cash and cash equivalents	(5.9)	3.1

Net increase in cash and cash equivalents	48.1	81.9
Cash and cash equivalents at beginning of period	153.9	80.3

Cash and cash equivalents at end of period	$202.0	$162.2

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

(2)           Special Investigation

In September and October 2005, the Company received three related reports with respect to concerns about employee misconduct and the proper application of generally accepted accounting principles (“GAAP”) to certain transactions at the Wyman-Gordon Forgings’ Houston plant, a business unit reported in the Forged Products segment.  The matters identified in the reports were referred to the Audit Committee of the Board of Directors (“Audit Committee”).  The Audit Committee, after due consideration, decided to commence an independent investigation.  In November 2005, the Audit Committee expanded the scope of the investigation to review two similar but unrelated reports alleging employee misconduct and improper application of GAAP at J&L Fiber Services, Inc., a business unit reported in the Industrial Products segment.

In February 2006, the Audit Committee completed its independent investigation and determined that the Company accounted for certain transactions incorrectly at both identified locations, as described below:

The investigation at Wyman-Gordon Forgings Houston identified errors in the Company’s fiscal 2001 through fiscal 2006 financial statements.  These errors, which totaled $1.8 million, represented a net overstatement of expenses through the second quarter of fiscal 2006.  The errors primarily related to the failure to properly reconcile accounts and the misapplication of GAAP and Company accounting policies.  There were also timing errors related to the improper recognition of revenue within fiscal 2005 of $0.2 million and between the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 of $0.2 million.  The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The investigation at J&L Fiber Services, Inc. identified errors in the Company’s fiscal 2003 through fiscal 2006 financial statements.  These errors, which totaled $5.6 million, represented a net understatement of expenses through the second quarter of fiscal 2006.  The errors primarily related to the overstatement of inventories resulting from the failure to properly record excess and obsolete reserves and inadequate cycle counting procedures, the failure to properly reconcile accounts, and the misapplication of GAAP and Company accounting policies, which included improper deferral of expenses.  The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to the Company’s consolidated financial statements for any interim or annual period in which the errors were found.  As a result, the Company recorded a cumulative adjustment in the second quarter of fiscal 2006.  The net impact of these corrections was a decrease to pre-tax income and net income of

$3.8 million and $1.9 million or $0.01 per share (diluted), respectively, for the three months ended October 2, 2005.

(3)           Common Stock Split

On August 17, 2005, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend paid at the close of business on September 8, 2005 to shareholders of record on August 29, 2005.  The Board also set September 16, 2005 as the record date for the quarterly dividend, paid on October 3, 2005, in the amount of $0.03 per share.  The decision to retain the dividend at $0.03 per share on a post-split basis effectively doubled PCC’s dividend payout.  All earnings per share amounts, references to common stock, and shareholders’ investment amounts have been restated as if the stock dividend had occurred as of the earliest period presented.

(4)                                 Stock-based compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all stock options are granted with exercise prices equal to the market value of the underlying common stock on the grant dates.  The following table illustrates the effect on net income and earnings per share as if the Company had elected to recognize compensation expense based on the fair value of the stock options granted at the grant dates as prescribed by Statement of Financial Accounting Standards (“SFAS”) Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	Three Months Ended		Six Months Ended
	10/2/05	9/26/04	10/2/05	9/26/04

Net income (loss) as reported	$79.1	$(183.0)	$156.5	$(129.4)
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(2.7)	(2.1)	(5.4)	(4.2)

Pro forma net income (loss)	$76.4	$(185.1)	$151.1	$(133.6)

Net income (loss) per share – basic:
Reported	$0.59	$(1.41)	$1.18	$(1.00)
Pro forma	$0.57	$(1.43)	$1.14	$(1.03)

Net income (loss) per share – diluted:
Reported	$0.58	$(1.38)	$1.16	$(0.98)
Pro forma	$0.56	$(1.40)	$1.12	$(1.01)

(5)                               Acquisition

On March 8, 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation (“AIC”), a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys.  The results of AIC’s operations have been included within the Fastener Products segment in the consolidated financial statements since that date.  The acquisition of AIC is expected to expand PCC’s manufacturing capabilities and the range of fastener product families the Company can offer to its customers.  The acquisition was funded with $193.3 million of cash on hand, which is subject to final adjustment.  Goodwill relating to this transaction of $152.7 million is assigned to the Fastener Products segment and is deductible for tax purposes.  The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information is not presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  PCC was in the process of finalizing the allocation of the purchase price as of October 2, 2005; thus, the allocation shown below is preliminary and subject to further refinement.

3/08/05

Current assets	$30.3
Property, plant and equipment	24.8
Goodwill	152.7
Total assets acquired	207.8
Accounts payable and other current liabilities	4.3
Other long-term liabilities	4.6
Total liabilities assumed	8.9

Net assets acquired	$198.9

On August 25, 2005, PCC entered into a definitive agreement to acquire Special Metals Corporation (“SMC”), a world leader in the production of high-performance nickel-based alloys and super alloys.  The majority of SMC’s operations will be reported in the Forged Products segment.  PCC will pay approximately $540.0 million in cash, including the repayment of SMC’s outstanding debt in the amount of approximately $237.9 million and the purchase of approximately 10.5 million shares valued at $28.75 per share.  PCC will finance the acquisition with cash on hand and its existing credit facilities which, subsequent to the October 2005 amendment discussed in Note 15, have undrawn capacity of approximately $1.0 billion.  The transaction is subject to regulatory approvals and other customary conditions, including Hart-Scott-Rodino, and is anticipated to close in March or April 2006.

(6)                               Discontinued Operations

In the second quarter of fiscal 2005, the Company decided to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E/One business was retained and is now included in the Industrial Products segment.  With the exception of PCC Eurovalves, the sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005.  PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006.  PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill.  The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell.  Approximately $240.0 million of the charge was non-cash.  Subsequent to the second quarter of fiscal 2005, the Company recorded additional write-downs related to the disposition of the pumps and valves businesses, bringing the total net loss on disposal to $248.9 million through October 2, 2005.

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

	Three Months Ended		Six Months Ended
	10/2/05	9/26/04	10/2/05	9/26/04

Net sales	$10.4	$98.6	$23.7	$198.1
Cost of goods sold	8.8	75.5	19.5	152.8
Selling and administrative expenses	1.3	15.3	3.4	31.9
Interest expense	—	0.1	—	0.2

Net income from discontinued operations before income taxes	0.3	7.7	0.8	13.2
Income tax expense	0.2	2.8	0.4	4.8

Net income from discontinued operations	0.1	4.9	0.4	8.4

Net loss on disposal	(0.6)	(245.1)	(1.2)	(245.5)

Net loss from discontinued operations	$(0.5)	$(240.2)	$(0.8)	$(237.1)

The following major classes of assets and liabilities are included in discontinued operations in the Consolidated Balance Sheets after adjustment for write-downs to fair value less cost to sell:

	10/2/05	4/3/05
Assets of discontinued operations
Current assets	$31.3	$37.9
Net property, plant and equipment	10.0	12.9
Other assets	5.3	5.2

	$46.6	$56.0

Liabilities of discontinued operations
Other current liabilities	$11.5	$13.3
Other liabilities	3.7	5.0

	$15.2	$18.3

(7)           Inventories

Inventories consisted of the following:

	10/2/05	4/3/05

Finished goods	$141.5	$149.0
Work-in-process	249.2	243.7
Raw materials and supplies	132.1	116.4
	522.8	509.1
LIFO provision	20.0	22.2

Total inventory	$542.8	$531.3

(8)           Goodwill and Acquired Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is tested for impairment using a fair value method.

The Company completed its annual goodwill assessment test during the second quarter of fiscal 2006, and it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the six months ended October 2, 2005, were as follows:

	Balance at 4/3/05	Acquired	Currency Translation and Other	Balance at 10/2/05

Investment Cast Products	$299.5	$—	$(1.1)	$298.4
Forged Products	519.0	—	(7.6)	511.4
Fastener Products	586.2	10.3	—	596.5
Industrial Products	171.4	—	0.2	171.6

Total	$1,576.1	$10.3	$(8.5)	$1,577.9

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	10/2/05		4/3/05
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$3.0	$1.0	$3.0	$0.8
Proprietary technology	2.4	0.3	2.4	0.2
Tradenames	0.8	0.1	0.8	0.1
Long-term customer agreements	0.2	0.1	0.2	0.1

	$6.4	$1.5	$6.4	$1.2

Amortization expense for acquired intangible assets for the three and six months ended October 2, 2005 was $0.1 million and $0.3 million, respectively.  Amortization expense related to finite-lived intangible assets is projected to total $0.7 million for fiscal 2006.  Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2007	$0.6
2008	$0.5
2009	$0.4
2010	$0.4
2011	$0.3

(9)           Guarantees

In the ordinary course of business, the Company warrants certain of its products against defects in design, materials and workmanship over various time periods.  The warranty accrual as of October 2, 2005 and April 3, 2005 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

In conjunction with certain transactions, primarily divestitures, the Company may provide routine indemnifications (e.g., retention of previously existing environmental and tax liabilities) with terms that range in duration and often are not explicitly defined.  Where appropriate, an obligation for such indemnifications is recorded as a liability.  Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated.  Other than in relation to obligations recorded as liabilities at the time of divestiture, the Company has not historically made significant payments for these indemnifications.

(10)         Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	10/2/05	9/26/04	10/2/05	9/26/04

Basic weighted average shares outstanding	133.0	129.8	132.7	129.6
Dilutive stock options	2.5	2.6	2.5	2.4
Average shares outstanding assuming dilution	135.5	132.4	135.2	132.0

Basic earnings per share are calculated based on the weighted average number of shares outstanding.  Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and six months ended September 26, 2004, stock options to purchase 0.2 million shares and 0.9 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because to do so would have been antidilutive.  These options could be dilutive in the future.

(11)         Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	10/2/05	9/26/04	10/2/05	9/26/04

Net income (loss)	$79.1	$(183.0)	$156.5	$(129.4)
Other comprehensive (loss) income, net of tax:
Unrealized translation adjustments	(3.5)	(0.3)	(20.8)	(0.6)
Minimum pension liability	0.2	—	(0.5)	—
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax of $0.2, $0, $0.9 and $0, respectively)	0.4	—	(2.7)	—
Reclassification to net income of previously deferred gains and loss (net of income tax of $0.2, $0, $0 and $0)	(0.5)	(0.1)	—	(0.1)
Other comprehensive loss	(3.4)	(0.4)	(24.0)	(0.7)

Total comprehensive income (loss)	$75.7	$(183.4)	$132.5	$(130.1)

(12)         Pensions and Other Postretirement Benefit Plans

The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans.  In addition, the Company offers postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	10/2/05	9/26/04	10/2/05	9/26/04

Service cost	$7.1	$6.3	$15.3	$14.0
Interest cost	14.8	13.0	31.1	27.8
Expected return on plan assets	(16.2)	(12.8)	(34.2)	(27.4)
Recognized net actuarial loss	3.1	2.5	6.5	5.2
Amortization of prior service cost	0.6	0.3	1.3	0.7

Net periodic benefit cost	$9.4	$9.3	$20.0	$20.3

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	10/2/05	9/26/04	10/2/05	9/26/04

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.2	0.9	2.2	2.1
Recognized net actuarial loss	0.5	—	0.8	—
Amortization of prior service cost	(0.1)	—	(0.2)	—

Net periodic benefit cost	$1.7	$1.0	$3.0	$2.3

The Company made contributions to the defined benefit pension plans of $19.4 million and $42.4 million for the three and six months ended October 2, 2005, respectively.  Of these total contributions, $16.7 million and $33.1 million were voluntary contributions for the three and six months ended October 2, 2005, respectively.  Projected contributions are expected to total approximately $82.0 million for fiscal year 2006, of which $67.0 million will be voluntary.

(13)         New Accounting Pronouncements

In December 2004, the FASB finalized SFAS No. 123 (revised 2004) (“123R”), “Share Based Payment.”  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued.  The Company has decided to use the prospective method of application provided for in the standard.  Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes.   The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after June 15, 2005, which will be PCC’s first quarter of fiscal 2007.

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).  The Company, which is currently evaluating its available transition alternatives, has until November 2006 to make its one-time election.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No. 154.

(14)         Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products.  The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	10/2/05	9/26/04
Net sales:
Investment Cast Products	$402.3	$326.3
Forged Products	213.9	147.3
Fastener Products	200.6	165.1
Industrial Products	58.0	58.8
Total net sales	$874.8	$697.5

Operating income (loss):
Investment Cast Products	$78.9	$61.0
Forged Products	27.2	18.7
Fastener Products	32.3	21.4
Industrial Products	4.7	10.7
Corporate expense	(14.4)	(11.0)
Total operating income	128.7	100.8

Interest expense, net	10.6	14.8

Income before income taxes and minority interest	$118.1	$86.0

	Six Months Ended
	10/2/05	9/26/04
Net sales:
Investment Cast Products	$789.6	$629.7
Forged Products	417.9	292.4
Fastener Products	403.2	329.2
Industrial Products	118.7	114.3
Total net sales	$1,729.4	$1,365.6

Operating income (loss):
Investment Cast Products	$153.5	$116.0
Forged Products	50.0	37.1
Fastener Products	63.4	38.0
Industrial Products	16.4	20.0
Corporate expense	(26.1)	(19.8)

Total operating income	257.2	191.3

Interest expense, net	21.2	29.4

Income before income taxes and minority interest	$236.0	$161.9

(15)  Change in Presentation of Cash Flows

In fiscal 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(16)  Subsequent Events

On October 13, 2005, PCC entered into definitive agreements to acquire Shur-Lok Group for $109.2 million, which includes the Shur-Lok Corporation of Irvine, California, and Shur-Lok International of Petit-Rechain, Belgium.  On January 6, 2006, Precision Castparts Corp. completed the acquisition.  Shur-Lok is a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings, and lock nuts.  The transaction was funded with borrowings under existing lines of credit and cash on hand.  The financial results of Shur-Lok will be reported in PCC’s Fastener Products segment.

On October 14, 2005, the Company entered into an amended and restated bank credit facility with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the other lenders from time to time party thereto.  The amended facility consists of a five-year, $1.0 billion revolving loan (with a $250 million increase option) maturing in October 2010 and includes a swing line facility and a letter of credit facility.  The facility prior to amendment consisted of a $300.0 million term loan and a $400.0 million revolving loan which matured in December 2008.  At October 2, 2005, the term loan had outstanding borrowings of $288.8 million and there were no outstanding borrowings under the revolving loan.  On the effective date of the amended facility the outstanding principal balance of the term loan was converted to a revolving loan under the amended facility.  Borrowings under the amended facility bear interest at either LIBOR plus applicable spreads, which range from 0.30% to 1.00% depending on credit ratings received from Moody’s and S&P, or the Base Rate (as defined in the amended facility) at the Company’s option.  The amended facility also has a facility fee, which ranges from 0.10% to 0.325% of the aggregate commitments under the facility depending on the Company’s credit ratings, and a utilization fee of 0.125% on all outstanding loans if the aggregate outstanding loans equal or exceed 50% of the aggregate commitments under the facility.  The amended facility contains various standard representations and warranties, events of default and financial and other covenants which are substantially the same, but no less favorable to the Company, as the events of default and covenants contained in the Company’s previous facility, including maintenance of minimum net worth, interest coverage ratio and leverage ratio.  The amended facility is guaranteed by the Company’s material domestic subsidiaries.  The Company entered into amendments to its credit and note agreements, which allowed extension of certain provisions related to the Company’s delay in finalizing its financial statements on November 25, 2005, December 15, 2005 and January 31, 2006.

During the third quarter of fiscal 2006, PCC recorded restructuring and asset impairment charges of $2.3 million, which included $1.7 million to write down a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment and $0.6 million for severance costs associated with headcount reductions related to downsizing the Company’s tooling operation in Ireland.

(17)         Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007.  The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of October 2, 2005 and April 3, 2005 and for the three and six months ended October 2, 2005 and September 26, 2004.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary.  The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non- guarantor subsidiaries to the Company.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended October 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$701.9	$189.4	$(16.5)	$874.8
Cost of goods sold	—	542.7	154.4	(16.5)	680.6
Selling and administrative expenses	14.0	38.5	13.0	—	65.5
Other (income) expense	(0.3)	—	0.3	—	—
Interest expense (income), net	(1.9)	17.3	(4.8)	—	10.6
Equity in earnings of subsidiaries	85.0	(1.9)	—	(83.1)	—

Income (loss) before income tax and minority interest	73.2	101.5	26.5	(83.1)	118.1
Income tax (benefit) expense	(5.9)	39.5	4.5	—	38.1
Minority interest	—	—	(0.4)	—	(0.4)

Net income (loss) from continuing operations	79.1	62.0	21.6	(83.1)	79.6

Net loss from discontinued operations	—	—	(0.5)	—	(0.5)

Net income (loss)	$79.1	$62.0	$21.1	$(83.1)	$79.1

Condensed Consolidating Statements of Income

Three Months Ended September 26, 2004

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$554.6	$155.8	$(12.9)	$697.5
Cost of goods sold	—	423.6	126.6	(12.9)	537.3
Selling and administrative expenses	10.9	35.1	13.4	—	59.4
Other (income) expense	(2.5)	—	2.5	—	—
Interest expense (income), net	6.6	10.3	(2.1)	—	14.8
Equity in earnings of subsidiaries	(171.6)	(4.3)	—	175.9	—

(Loss) income before income tax and minority interest	(186.6)	81.3	15.4	175.9	86.0
Income tax (benefit) expense	(3.6)	30.1	2.0	—	28.5
Minority interest	—	—	(0.3)	—	(0.3)

Net (loss) income from continuing operations	(183.0)	51.2	13.1	175.9	57.2

Net loss from discontinued operations	—	(0.1)	(240.1)	—	(240.2)

Net (loss) income	$(183.0)	$51.1	$(227.0)	$175.9	$(183.0)

Condensed Consolidating Statements of Income

Six Months Ended October 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$1,383.9	$382.9	$(37.4)	$1,729.4
Cost of goods sold	—	1,067.5	312.8	(37.4)	1,342.9
Selling and administrative expenses	25.7	76.4	27.2	—	129.3
Other (income) expense	(0.9)	—	0.9	—	—
Interest expense (income), net	(3.6)	34.4	(9.6)	—	21.2
Equity in earnings of subsidiaries	171.2	(4.4)	—	(166.8)	—

Income (loss) before income tax and minority interest	150.0	201.2	51.6	(166.8)	236.0
Income tax (benefit) expense	(6.5)	69.8	14.7	—	78.0
Minority interest	—	—	(0.7)	—	(0.7)

Net income (loss) from continuing operations	156.5	131.4	36.2	(166.8)	157.3

Net loss from discontinued operations	—	—	(0.8)	—	(0.8)

Net income (loss)	$156.5	$131.4	$35.4	$(166.8)	$156.5

Condensed Consolidating Statements of Income

Six Months Ended September 26, 2004

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net sales	$—	$1,084.3	$308.6	$(27.3)	$1,365.6
Cost of goods sold	—	832.9	250.7	(27.3)	1,056.3
Selling and administrative expenses	19.8	71.5	26.7	—	118.0
Other (income) expense	(5.3)	—	5.3	—	—
Interest expense (income), net	13.3	20.0	(3.9)	—	29.4
Equity in earnings of subsidiaries	(113.9)	(6.4)	—	120.3	—

(Loss) income before income tax and minority interest	(141.7)	153.5	29.8	120.3	161.9
Income tax (benefit) expense	(12.3)	59.4	6.3	—	53.4
Minority interest	—	—	(0.8)	—	(0.8)

Net (loss) income from continuing operations	(129.4)	94.1	22.7	120.3	107.7

Net loss from discontinued operations	—	(0.1)	(237.0)	—	(237.1)

Net (loss) income	$(129.4)	$94.0	$(214.3)	$120.3	$(129.4)

Condensed Consolidating Balance Sheets

October 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$118.5	$—	$83.5	$—	$202.0
Receivables	0.6	420.2	343.8	(305.6)	459.0
Inventories	—	397.7	145.1	—	542.8
Prepaid expenses	2.8	6.7	8.8	—	18.3
Income tax receivable	—	—	—	—	—
Deferred income taxes	—	42.6	12.1	(0.4)	54.3
Discontinued operations	—	13.9	51.9	(34.5)	31.3

Total current assets	121.9	881.1	645.2	(340.5)	1,307.7

Property, plant and equipment, net	2.3	461.6	215.1	—	679.0
Goodwill, net	—	1,159.4	418.5	—	1,577.9
Deferred income taxes	15.8	—	14.4	(27.3)	2.9
Investments in subsidiaries	2,769.8	283.7	—	(3,053.5)	—
Other assets	90.7	17.8	9.6	0.7	118.8
Discontinued operations	—	—	15.3	—	15.3

	$3,000.5	$2,803.6	$1,318.1	$(3,420.6)	$3,701.6
Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$6.0	$—	$6.0
Long-term debt currently due	35.1	0.9	2.4	—	38.4
Accounts payable	162.3	352.7	149.2	(340.1)	324.1
Accrued liabilities	26.7	234.5	59.7	(1.1)	319.8
Income taxes payable	22.0	—	18.5	—	40.5
Deferred income taxes	0.4	—	—	(0.4)	—
Discontinued operations	—	1.9	9.6	—	11.5

Total current liabilities	246.5	590.0	245.4	(341.6)	740.3

Long-term debt	757.4	9.4	6.6	—	773.4
Pension and other postretirement benefit obligations	65.9	68.8	56.5	—	191.2
Deferred tax liability	—	34.5	(7.2)	(27.3)	—
Other long-term liabilities	—	39.3	23.0	—	62.3
Discontinued operations	—	0.6	3.1	—	3.7

Shareholders’ investment:
Common stock and paid-in capital	861.3	1,838.7	977.4	(2,816.1)	861.3
Retained earnings	1,104.4	276.8	(11.0)	(265.8)	1,104.4
Accumulated other comprehensive loss	(35.0)	(54.5)	24.3	30.2	(35.0)

Total shareholders’ investment	1,930.7	2,061.0	990.7	(3,051.7)	1,930.7

	$3,000.5	$2,803.6	$1,318.1	$(3,420.6)	$3,701.6

Condensed Consolidating Balance Sheets

April 3, 2005

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$84.4	$2.5	$67.0	$—	$153.9
Receivables	0.1	293.3	358.0	(243.2)	408.2
Inventories	—	381.6	149.7	—	531.3
Prepaid expenses	4.1	3.4	10.0	—	17.5
Income tax receivable	9.3	—	0.2	(0.2)	9.3
Deferred income taxes	—	45.2	10.2	(0.4)	55.0
Discontinued operations	—	13.6	49.9	(25.6)	37.9

Total current assets	97.9	739.6	645.0	(269.4)	1,213.1

Property, plant and equipment, net	2.5	472.7	217.3	—	692.5
Goodwill, net	—	1,152.1	424.0	—	1,576.1
Deferred income taxes	20.2	—	23.9	(27.3)	16.8
Investments in subsidiaries	2,620.1	287.4	—	(2,907.5)	—
Other assets	79.2	20.4	8.8	—	108.4
Discontinued operations	—	—	18.1	—	18.1

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$6.0	$—	$6.0
Long-term debt currently due	35.3	1.1	1.9	—	38.3
Accounts payable	71.1	348.9	161.2	(268.8)	312.4
Accrued liabilities	32.6	211.7	77.1	(1.1)	320.3
Income taxes payable	69.6	—	20.0	(0.2)	89.4
Deferred income taxes	0.4	—	—	(0.4)	—
Discontinued operations	—	—	13.3	—	13.3

Total current liabilities	209.0	561.7	279.5	(270.5)	779.7

Long-term debt	780.6	10.0	8.1	—	798.7
Deferred income taxes	—	27.3	—	(27.3)	—
Pension and other postretirement benefit obligations	49.9	109.5	46.1	—	205.5
Other long-term liabilities	—	36.4	19.3	—	55.7
Discontinued operations	—	—	5.0	—	5.0

Shareholders’ investment:
Common stock and paid-in capital	839.6	1,836.9	978.7	(2,815.6)	839.6
Retained earnings	951.8	144.9	(45.9)	(99.0)	951.8
Accumulated other comprehensive loss	(11.0)	(54.5)	46.3	8.2	(11.0)

Total shareholders investment	1,780.4	1,927.3	979.1	(2,906.4)	1,780.4

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Condensed Consolidating Statements of Cash Flows

Six Months Ended October 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$54.0	$17.5	$43.8	$(5.2)	$110.1

Capital expenditures	(0.3)	(24.5)	(15.4)	—	(40.2)
Acquisitions of businesses	(2.5)	—	—	—	(2.5)
Disposition of businesses and other	5.0	1.0	1.6	—	7.6
Net cash used by investing activities of discontinued operations	—	—	(0.1)	—	(0.1)

Net cash provided (used) by investing activities	2.2	(23.5)	(13.9)	—	(35.2)

Repayment of long-term debt	(23.4)	(0.8)	(1.0)	—	(25.2)
Proceeds from exercise of stock options	11.4	—	—	—	11.4
Cash dividends	(3.9)	—	(0.5)	0.5	(3.9)
Other financing activities, net	(6.2)	4.3	(6.0)	4.7	(3.2)

Net cash (used) provided by financing activities	(22.1)	3.5	(7.5)	5.2	(20.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5.9)	—	(5.9)

Net increase (decrease) in cash and cash equivalents	34.1	(2.5)	16.5	—	48.1

Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$118.5	$—	$83.5	$—	$202.0

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 26, 2004

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$61.5	$36.3	$41.9	$(12.5)	$127.2

Capital expenditures	(0.5)	(17.8)	(7.1)	—	(25.4)
Acquisitions of businesses	—	—	(1.4)	—	(1.4)
Investments in subsidiaries	(1.9)	(17.0)	18.9	—	—
Other investing activities, net	—	(1.7)	2.9	—	1.2
Net cash used by investing activities of discontinued operations	—	—	(2.5)	—	(2.5)

Net cash (used) provided by investing activities	(2.4)	(36.5)	10.8	—	(28.1)

Net change in short-term borrowings	—	—	(5.0)	—	(5.0)
Repayment of long-term debt	(12.6)	(0.5)	(1.9)	—	(15.0)
Proceeds from exercise of stock options	6.7	—	—	—	6.7
Cash dividends	(3.8)	—	—	—	(3.8)
Other financing activities, net	0.2	4.1	(16.6)	12.5	0.2
Net cash used by financing activities of discontinued operations	—	—	(3.4)	—	(3.4)

Net cash (used) provided by financing activities	(9.5)	3.6	(26.9)	12.5	(20.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	3.1	—	3.1

Net increase in cash and cash equivalents	49.6	3.4	28.9	—	81.9

Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$82.8	$3.4	$76.0	$—	$162.2

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended October 2, 2005 and September 26, 2004

	Three Months Ended		Inc/(Dec)
	10/2/05	9/26/04	$	%

Net sales	$874.8	$697.5	$177.3	25.4%
Cost of goods sold	680.6	537.3	143.3	26.7
Selling and administrative expenses	65.5	59.4	6.1	10.3
Interest expense, net	10.6	14.8	(4.2)	(28.4)
Income before income taxes and minority interest	118.1	86.0	32.1	37.3
Income tax expense	38.1	28.5	9.6	33.7
Effective tax rate	32.3%	33.1%
Minority interest	(0.4)	(0.3)	(0.1)	(33.3)
Net income from continuing operations	79.6	57.2	22.4	39.2
Net loss from discontinued operations	(0.5)	(240.2)	239.7	99.8
Net income (loss)	$79.1	$(183.0)	$262.1	143.2%
Net income per share from continuing operations – diluted	$0.59	$0.43	$0.16	37.2%
Net loss per share from discontinued operations – diluted	(0.01)	(1.81)	1.80	99.4
Net income (loss) per share - diluted	$0.58	$(1.38)	$1.96	142.0%

Sales for the second quarter of fiscal 2006 were $874.8 million, up $177.3 million, or 25.4 percent from $697.5 million in the same quarter last year.  The year-over-year increase in sales was principally driven by improving conditions in the aerospace and power generation markets, as well as the impact of material pass-through pricing and the addition of Air Industries Corp., which was acquired in Q4 of last year.  According to JSA Research as of December 2005, commercial aircraft deliveries were forecast to increase approximately 10 percent in calendar year 2005 from calendar year 2004 and are forecast to continue to increase approximately 21 percent in calendar year 2006.  Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases in the second and third quarters of fiscal 2005.  In addition, continued growth in the seamless pipe market contributed to increased sales in the Forged Products segment.

Net income from continuing operations for the second quarter of fiscal 2006 was $79.6 million, or $0.59 per share (diluted), which included a cumulative charge of $1.9 million, net of tax, or $0.01 per share (diluted), related to the correction of accounting errors in the Company’s financial statements from fiscal 2001 through the second quarter of fiscal 2006.  See “Special Investigation” discussion below.  By comparison, net income from continuing operations for the second quarter of fiscal 2005 was $57.2 million, or $0.43 per share (diluted).  Net income (after discontinued operations) for the second quarter of fiscal 2006 was $79.1 million, or $0.58 per share (diluted), compared with a net loss of $183.0 million, or $1.38 per share (diluted), in the same period last year.  The prior year net loss included a charge of $245.0 million, or $1.85 per share (diluted), related to the sale of the Company’s pumps and valves businesses.

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2006 was $10.6 million, compared with $14.8 million for the second quarter last year. The lower expense is primarily due to reduced debt levels, partially offset by higher interest rates, compared to the same quarter last year.

The effective tax rate for the second quarter of fiscal 2006 was 32.3 percent, 0.8 percentage points lower than the 33.1 percent effective rate in the same quarter last year.  The decrease in the tax rate was driven by changes in Oregon state tax law, a new U.S. manufacturing deduction and increased earnings from foreign jurisdictions with lower tax rates.

Restructuring

Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  During the third quarter of fiscal 2006, the Company consolidated a machining operation in the Investment Cast Products segment and downsized a tooling operation in Ireland, resulting in restructuring and asset impairment charges of approximately $2.3 million.

Discontinued Operations

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies with the exception of E/One and PCC Eurovalves.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E/One business was retained and is now included in the Industrial Products segment.  With the exception of PCC Eurovalves, the sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005.  PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006.

In connection with the SPS acquisition in the third quarter of fiscal 2004, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale.  Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk was sold in April 2005.

The net loss from discontinued operations was $0.5 million in the second quarter of fiscal 2006 compared with net loss of $240.2 million, or $1.81 per share (diluted), in the same quarter last year.  The net loss from discontinued operations in the current quarter consists primarily of operating results from PCC Eurovalves and shutdown expenses associated with the sale of the other pumps and valves businesses.  The net loss from discontinued operations in the second quarter of last year included a charge of $245.0 million, or $1.85 per share (diluted), in connection with the Company’s decision to sell the pumps and valves businesses of PCC Flow Technologies.

Special Investigation

In September and October 2005, the Company received three related reports with respect to concerns about employee misconduct and the proper application of generally accepted accounting principles (“GAAP”) to certain transactions at the Wyman-Gordon Forgings’ Houston plant, a business unit reported in the Forged Products segment.  The matters identified in the reports were referred to the Audit Committee of the Board of Directors (“Audit Committee”).  The Audit Committee, after due consideration, decided to commence an independent investigation.  In November 2005, the Audit Committee expanded the scope of the investigation to review two similar but unrelated reports alleging employee misconduct and improper application of GAAP at J&L Fiber Services, Inc., a business unit reported in the Industrial Products segment.

In February 2006, the Audit Committee completed its independent investigation and determined that the Company accounted for certain transactions incorrectly at both identified locations, as described below:

The investigation at Wyman-Gordon Forgings Houston identified errors in the Company’s fiscal 2001 through fiscal 2006 financial statements.  These errors, which totaled $1.8 million, represented a net overstatement of expenses through the second quarter of fiscal 2006.  The errors primarily related to the failure to properly reconcile accounts and the misapplication of GAAP and Company accounting policies.  There were also timing errors related to the improper recognition of revenue within fiscal 2005 of $0.2 million and between the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 of $0.2 million.  The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The investigation at J&L Fiber Services, Inc. identified errors in the Company’s fiscal 2003 through fiscal 2006 financial statements.  These errors, which totaled $5.6 million, represented a net understatement of expenses through the second quarter of fiscal 2006.  The errors were primarily related to the overstatement of inventories resulting from the failure to properly record excess and obsolete reserves and inadequate cycle counting procedures, the failure to properly reconcile accounts, and the misapplication of GAAP and Company accounting policies, which included improper deferral of expenses.  The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to the Company’s consolidated financial statements for any interim or annual period in which the errors were found.  In reaching this conclusion, the Company reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” in order to determine that the misstatements were not material on a quantitative or qualitative basis.  As a result, the Company recorded a cumulative adjustment in the second quarter of fiscal 2006.  The net impact of these corrections was a decrease to pre-tax income and net income of $3.8 million and $1.9 million or $0.01 per share (diluted), respectively, for the three months ended October 2, 2005.

The Company has taken immediate action to address the cause of these errors, including termination of certain involved individuals, the development of improved policies and procedures, and enhancement of internal controls.  In addition, high-level reviews at nine additional locations were performed as part of the independent investigation.  The findings did not result in identification of any issues that required further investigation.  Management has completed an assessment of the effectiveness of its internal controls in relation to these findings.  See Item 4. Controls and Procedures for further discussion.

Results of Operations by Segment – Comparison Between Three Months Ended October 2, 2005 and September 26, 2004

	Three Months Ended		Inc/(Dec)
	10/2/05	9/26/04	$	%

Net sales:
Investment Cast Products	$402.3	$326.3	$76.0	23.3%
Forged Products	213.9	147.3	66.6	45.2
Fastener Products	200.6	165.1	35.5	21.5
Industrial Products	58.0	58.8	(0.8)	(1.4)
Consolidated net sales	$874.8	$697.5	$177.3	25.4%
Operating income (loss):
Investment Cast Products	$78.9	$61.0	$17.9	29.3%
% of sales	19.6%	18.7%
Forged Products	27.2	18.7	8.5	45.5
% of sales	12.7%	12.7%
Fastener Products	32.3	21.4	10.9	50.9
% of sales	16.1%	13.0%
Industrial Products	4.7	10.7	(6.0)	(56.1)
% of sales	8.1%	18.2%
Corporate expense	(14.4)	(11.0)	(3.4)	(30.9)
Consolidated segment operating income	128.7	100.8	27.9	27.7%
% of sales	14.7%	14.5%
Interest expense, net	10.6	14.8
Income before income taxes and minority interest	$118.1	$86.0

Investment Cast Products

Investment Cast Products’ sales increased 23.3 percent from $326.3 million in the second quarter of fiscal 2005 to $402.3 million this year.  Operating income increased 29.3 percent from $61.0 million in the second quarter of fiscal 2005 to $78.9 million in the same quarter this year, while operating income as a percent of sales increased from 18.7 percent to 19.6 percent of sales.  The increase in sales was driven by continued strength in the commercial aerospace and power generation markets, with increased commercial build rates, solid aftermarket growth as well as market share gains.  The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly nickel and titanium, which have increased approximately 4 percent and 85 percent, respectively, on the London Metal Exchange (LME) and TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same quarter last year.  The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volumes and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

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

Forged Products

Forged Products’ sales were $213.9 million for the quarter, an increase of 45.2 percent, compared to sales of $147.3 million in the second quarter of fiscal 2005.  Operating income increased 45.5 percent from $18.7 million in the second quarter of fiscal 2005 to $27.2 million in the same quarter this year, while operating income as a percent of sales remained unchanged at 12.7 percent of sales.  Operating income for the second quarter of fiscal 2006 includes a cumulative adjustment of $1.8 million, net of tax, to correct an overstatement of expenses from fiscal 2001 through the second quarter of fiscal 2006.  See “Special Investigation” discussion above.  While the increase in sales includes approximately $21 million of higher prices related to pass-through of higher material costs, the remaining volume increase is principally due to increased demand for aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Operating income as a percent of sales benefited in the current quarter from the higher volume and the cumulative adjustments, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 4 percent and 85 percent, respectively, on the London Metal Exchange (LME) and TI 6-4 Bulk Weldables Index (metalprices.com) since the second quarter of fiscal 2005, and by dilution resulting from pass-through pricing.

Sales and operating income for the remainder of fiscal 2006 within the Forged Products segment are expected to benefit from continued growth in the aerospace and industrial gas turbine markets, as well as continued growth in extruded pipe sales.

Fastener Products

The Fastener Products segment reported $200.6 million of sales with operating income of $32.3 million, or 16.1 percent of sales, in the second quarter of fiscal 2006, compared to sales of $165.1 million and operating income of $21.4 million, or 13.0 percent of sales, in the second quarter of fiscal 2005.  The increase in sales was due to the addition of Air Industries Corp., which was acquired in March 2005, and the favorable impact of strong aerospace sales.  Operating income as a percent of sales benefited from the higher sales volume and the impact of continued cost take-outs and improved manufacturing processes.

Sales within this segment are expected to have modest growth during the remainder of fiscal 2006 as a result of improved conditions in the aerospace industry and market share gains partially offset by softness in the automotive market.  Operating income as a percentage of sales should also improve due to continuing realization of synergies, cost take-outs and leverage from higher sales.

Industrial Products

Industrial Products’ sales of $58.0 million for the second quarter of fiscal 2006 decreased 1.4 percent from $58.8 million in the same period last year.  Operating income declined to $4.7 million in the second quarter of fiscal 2006 compared with $10.7 million in the same period last year, principally due to a cumulative adjustment of $5.6 million in the current quarter to correct an understatement of expenses from fiscal 2003 through the second quarter of fiscal 2006.  See “Special Investigation” discussion above.  Operating income as a percent of sales decreased to 8.1 percent in the second quarter of fiscal 2006 from 18.2 percent in the same period last year.  The decrease in sales compared to last year reflects weak demand in the automotive and pulp and paper markets, partially offset by market share gains in the electric power generation market.  The decrease in operating margin as a percent of sales compared to the second quarter of fiscal 2005 is primarily due to the cumulative adjustment, partially offset by increased sales of high margin products and benefits realized from increased production at low-cost manufacturing facilities in Hungary and India.

The Industrial Products segment is expected to continue to be negatively impacted by the downturn in the automotive industry for the remainder of fiscal 2006.  Over the next few quarters, PCC will take a strategic, measured, long-term approach to assessing the trends in the automotive industry and will take appropriate actions to deal with the challenges presented by this declining market.

Consolidated Results of Operations - Comparison Between Six Months Ended October 2, 2005 and September 26, 2004

	Six Months Ended		Inc/(Dec)
	10/2/05	9/26/04	$	%

Net sales	$1,729.4	$1,365.6	$363.8	26.6%
Cost of goods sold	1,342.9	1,056.3	286.6	27.1
Selling and administrative expenses	129.3	118.0	11.3	9.6
Interest expense, net	21.2	29.4	(8.2)	(27.9)
Income before income taxes and minority interest	236.0	161.9	74.1	45.8
Income tax expense	78.0	53.4	24.6	46.1
Effective tax rate	33.1%	33.0%
Minority interest	(0.7)	(0.8)	0.1	12.5
Net income from continuing operations	157.3	107.7	49.6	46.1
Net loss from discontinued operations	(0.8)	(237.1)	236.3	99.7
Net income (loss)	$156.5	$(129.4)	$285.9	220.9%
Net income per share from continuing operations – diluted	$1.16	0.82	$0.34	41.5%
Net loss per share from discontinued operations – diluted	—	(1.80)	1.80	100.0
Net income (loss) per share - diluted	$1.16	$(0.98)	$2.14	218.4%

Sales for the first six months of fiscal 2006 were $1,729.4 million, an increase of 26.6 percent from $1,365.6 million in the same period last year.  The year-over-year increase in sales was principally driven by improving conditions in the aerospace and power generation markets, as well as the impact of material pass-through pricing and the addition of Air Industries Corp., which was acquired in Q4 of last year.  According to JSA Research as of December 2005, commercial aircraft deliveries were forecast to increase approximately 10 percent in calendar year 2005 from calendar year 2004 and are forecast to continue to increase approximately 21 percent in calendar year 2006.

Net income from continuing operations for the first six months of fiscal 2006 was $157.3 million, or $1.16 per share (diluted), which included a cumulative charge of $1.9 million, net of tax, or $0.02 per share (diluted), related to the correction of accounting errors in the Company’s financial statements from fiscal 2001 through the first half of fiscal 2006.  See “Special Investigation” discussion above.  By comparison, net income from continuing operations for the first six months of fiscal 2005 was $107.7 million, or $0.82 per share (diluted).  Net income for the first six months of fiscal 2006 was $156.5 million, or $1.16 per share (diluted), compared with net loss of $129.4 million, or $0.98 per share (diluted), in the same period last year.  The net loss for the prior period included a charge of $245.0 million, or $1.85 per share (diluted), in connection with the Company’s decision to sell the pumps and valves businesses of PCC Flow Technologies.

Interest and Income Tax

Net interest expense for the six months ended October 2, 2005 was $21.2 million, as compared with $29.4 million for the same period last year.  The lower expense is primarily due to reduced debt levels, partially offset by higher interest rates, compared to the same period last year.

The effective tax rate for the first six months of fiscal 2006 was 33.1 percent, as compared with 33.0 percent for the six months ended September 26, 2004.  The prior year effective rate was lower due to tax benefits associated with the write-off of intercompany loans, while the current year benefited from changes in Oregon state tax law, a new U.S. manufacturing deduction and increased earnings from foreign jurisdictions.

Restructuring

Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions.  During the third quarter of fiscal 2006, the Company consolidated a machining operation in the Investment Cast Products segment and downsized a tooling operation in Ireland, resulting in restructuring and asset impairment charges of approximately $2.3 million.

Discontinued Operations

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies with the exception of E/One and PCC Eurovalves.  The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.  The E/One business was retained and is now included in the Industrial Products segment.  With the exception of PCC Eurovalves, the sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005.  PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006.

In connection with the SPS acquisition in the third quarter of fiscal 2004, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale.  Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk was sold in April 2005.

The net loss from discontinued operations was $0.8 million, or $0.01 per share (diluted), for the six months ended October 2, 2005 compared with a net loss of $237.1 million, or $1.80 per share diluted), in the same period last year.  The net loss from discontinued operations in the first six months of fiscal 2006 consists primarily of operating results from PCC Eurovalves, Magnetics and Mohawk.

Results of Operations by Segment – Comparison Between Six Months Ended October 2, 2005 and September 26, 2004

	Six Months Ended		Inc/(Dec)
	10/2/05	9/26/04	$	%

Net sales:
Investment Cast Products	$789.6	$629.7	$159.9	25.4%
Forged Products	417.9	292.4	125.5	42.9
Fastener Products	403.2	329.2	74.0	22.5
Industrial Products	118.7	114.3	4.4	3.8
Consolidated net sales	$1,729.4	$1,365.6	$363.8	26.6%
Operating income (loss):
Investment Cast Products	$153.5	$116.0	$37.5	32.3%
% of sales	19.4%	18.4%
Forged Products	50.0	37.1	12.9	34.8
% of sales	12.0%	12.7%
Fastener Products	63.4	38.0	25.4	66.8
% of sales	15.7%	11.5%
Industrial Products	16.4	20.0	(3.6)	(18.0)
% of sales	13.8%	17.5%
Corporate expense	(26.1)	(19.8)	(6.3)	(31.8)
Consolidated segment operating income	257.2	191.3	65.9	34.4%
% of sales	14.9%	14.0%
Provision for restructuring	—	—
Interest expense, net	21.2	29.4
Income before income taxes and minority interest	$236.0	$161.9

Investment Cast Products

Investment Cast Products’ sales increased 25.4 percent from $629.7 million in the first six months of fiscal 2005 to $789.6 million this year.  Operating income for the segment increased 32.3 percent, from $116.0 million, or 18.4 percent of sales, a year ago to $153.5 million, or 19.4 percent of sales, in the first six months of fiscal 2006.  The increase in sales was driven by continued strength in the aerospace and power generation markets, with improved commercial aerospace build rates and solid aftermarket growth as well as market share gains.  The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly nickel and titanium, which have increased approximately 15 percent and 100 percent, respectively, on the London Metal Exchange (LME) and TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same period last year.  The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

Forged Products

Forged Products’ sales were $417.9 million for the first six months of fiscal 2006, an increase of 42.9 percent, compared to sales of $292.4 million in the same period last year.  Operating income increased 34.8 percent from $37.1 million, or 12.7 percent of sales, in the first six months of fiscal 2005 to $50.0 million, or 12.0 percent of sales, this year.  Operating income for the first six months of fiscal 2006 includes income of $1.8 million to correct an overstatement of expenses from fiscal 2001 through the first quarter of fiscal 2006.  See “Special Investigation” discussion above.  While the increase in sales includes approximately $42 million of higher prices related to pass-through of higher material costs, the remaining volume increase was principally due to increased demand for aerospace products and continued penetration into the Chinese power generation market with higher sales of extruded pipe.  Operating income as a percent of sales benefited in the current quarter from the higher volume and the cumulative adjustment, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 15 percent and 100 percent, respectively, on the LME and TI 6-4 Bulk Weldables Index (metalprices.com) since the first half of fiscal 2005, and by dilution resulting from pass-through pricing.

Fastener Products

The Fastener Products segment reported $403.2 million of sales with operating income of $63.4 million, or 15.7 percent of sales, in the first half of fiscal 2006, compared to sales of $329.2 million and operating income of $38.0 million, or 11.5 percent of sales in the same period last year.  The increase in sales was due to the addition of Air Industries Corp., which was acquired in March 2005, and the favorable impact of strong aerospace sales.  Operating income as a percent of sales benefited from the higher sales volume and the impact of continued cost take-outs and improved manufacturing processes.

Industrial Products

Industrial Products’ sales of $118.7 million for the first six months of fiscal 2006 increased $4.4 million, or 3.8 percent, from $114.3 million in the comparable prior year period.  Operating income was $16.4 million, or 13.8 percent of sales, in the first six months of fiscal 2006, compared to operating income of $20.0 million, or 17.5 percent of sales, in the same period last year.  The increase in sales compared to last year reflects improved conditions in the pulp and paper market and market share gains in the electric power generation market, partially offset by softness in the automotive market.  The decline in operating margin as a percent of sales compared to the first half of fiscal 2005 is primarily due to the impact of a cumulative charge of $5.6 million in the first half of fiscal 2006 to correct an understatement of expenses from fiscal 2003 through the first quarter of fiscal 2006.  See “Special Investigation” discussion above.  This decline was partially offset by leverage from the higher sales volume, as well as increased sales of high margin products and benefits realized from increased production at low-cost manufacturing facilities in Hungary and India.

Changes in Financial Condition and Liquidity

Total assets of $3,701.6 million at October 2, 2005 represented a $76.6 million increase from the $3,625.0 million balance at April 3, 2005.  Total capitalization at October 2, 2005 was $2,748.5 million, consisting of $817.8 million of debt and $1,930.7 million of equity. The debt-to-capitalization ratio improved to 29.8 percent from 32.1 percent at the end of fiscal 2005.  The balance sheet as of October 2, 2005 has been adjusted to include the effect of the cumulative adjustments.  See “Special Investigation” discussion above.

Cash as of October 2, 2005 was $202.0 million, up $48.1 million from the end of fiscal 2005, and total debt was $817.8 million, down $25.2 million since the end of fiscal 2005, together reflecting positive cash flow of $73.3 million during the first six months of fiscal 2006.  In addition to $25.2 million of debt payments, cash requirements for the first six months of fiscal 2006 included $40.2 million for capital expenditures, $109.5 million for increased working capital, $3.9 million for dividends, and $42.4 million of pension contributions ($33.1 million were voluntary).  These requirements were principally funded from $157.3 million of net income from continuing operations adjusted for $49.7 million of depreciation and amortization, $24.9 million of deferred taxes, a $1.3 million related to the correction of prior year accounting errors, and $11.4 million from the sale of common stock through stock option exercises and $24.7 million from other activities.

Capital spending during fiscal 2006, which is expected to exceed fiscal 2005 capital spending by approximately $40.0 million, will principally provide for equipment maintenance and upgrades, capacity expansion, safety, and cost reduction projects.  Company contributions to its defined benefit pension plans are expected to be approximately $82.0 million during fiscal 2006, of which $67.0 million will be voluntary.

On October 14, 2005, the Company amended its bank credit facility in a syndication involving 20 banks.  The amended facility consists of a five-year, $1.0 billion revolving loan (with a $250.0 million increase option) maturing in October 2010.  The previous bank credit facility consisted of a $300.0 million term loan and a $400.0 million revolving loan maturing in December 2008.  Borrowings under the amended facility, based on current credit ratings from Moody’s and S&P, will bear interest at LIBOR plus 50 basis points if outstanding loans under the facility are less than $500.0 million or LIBOR plus 62.5 basis points if outstanding loans under the facility are greater than $500.0 million.  The interest rate under the previous credit facility was LIBOR plus 100 basis points.

At October 2, 2005, the Company was in compliance with all restrictive provisions of its loan agreements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

PCC Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis and to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

During the third quarter of fiscal 2006, an independent investigation conducted by the Audit Committee of the Board of Directors identified errors that represented an understatement of expenses related to the failure to properly reconcile accounts, the misapplication of GAAP and Company policies, overstatement of inventories, improper deferral of expenses and improper revenue recognition, resulting from both deliberate and inadvertent acts involving non-executive employees.  The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to the Company’s consolidated financial statements for any interim or annual period in which the errors were found.  In reaching this conclusion, the Company reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” in order to determine that the misstatements were not material on a quantitative or qualitative level.  As a result, the Company recorded a cumulative adjustment in the second quarter of fiscal 2006.  The net impact of these corrections was a decrease to pre-tax income and net income of $3.8 million and $1.9 million, respectively, for the three months ended October 2, 2005.

The Company has taken immediate action to address the cause of these errors, including termination of certain involved individuals, the development of improved policies and procedures, and enhancement of internal controls.  In addition, high-level reviews at nine additional locations were performed as part of the independent investigation.  The findings did not result in identification of any issues that required further investigation.  Based on management’s review and analysis, it was concluded that the control deficiencies that resulted in the errors to the prior period financial statements discussed above were not independently material weaknesses and that when aggregated with other deficiencies also did not constitute a material weakness in the Company’s internal control over financial reporting.

Changes in internal control over financial reporting

During the quarter ended October 2, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on effectiveness of controls and procedures

PCC management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within PCC have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders and Issuer Purchases of Securities

(a)          The Company held its Annual Meeting of Shareholders on August 17, 2005.

(b)         The Shareholders voted as follows on the following matters:

1.     Election of Directors.  The voting results for each nominee is as follows:

Nominee	Votes For	Votes Withheld
Dean T. DuCray	61,051,330	283,011
Don R. Graber	59,405,053	1,929,288
Byron O. Pond, Jr.	60,912,797	421,544

Mr. DuCray, Mr. Graber and Mr. Pond were elected to serve three-year terms.

2                  Ratification of the appointment of Pricewaterhouse Coopers LLP as Independent Accountants.  The voting result is as follows:

Votes For	Votes Withheld
61,176,306	158,035

Item 5.  Other Information

None.

Item 6.  Exhibits

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

PRECISION CASTPARTS CORP.
Registrant

DATE: February 17, 2006	/s/ William D. Larsson
William D. Larsson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)