Form 10-Q
period 2006-01-01
PRECISION CASTPARTS CORP
filed 2006-02-17
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended January 1, 2006

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

Yes      ☐         No      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	1/1/06	1/2/05
Net sales	$864.4	$743.9
Cost of goods sold	667.8	575.8
Selling and administrative expenses	58.5	58.8
Restructuring and impairment	2.3	—
Interest expense, net	10.1	14.3

Income before income taxes and minority interest	125.7	95.0
Income tax expense	34.0	32.7
Minority interest in earnings of consolidated entities	(0.5)	(0.2)

Net income from continuing operations	91.2	62.1
Net income (loss) from discontinued operations	2.5	(0.4)

Net income	$93.7	$61.7

Net income per common share – basic:
Net income from continuing operations	$0.68	$0.47
Net income from discontinued operations	0.02	—

	$0.70	$0.47

Net income (loss) per common share – diluted:
Net income from continuing operations	$0.67	$0.47
Net income (loss) from discontinued operations	0.02	(0.01)

	$0.69	$0.46

Average common shares outstanding:
Basic	133.3	130.8
Diluted	135.8	133.2

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Nine Months Ended
	1/1/06	1/2/05
Net sales	$2,593.8	$2,109.5
Cost of goods sold	2,010.7	1,632.1
Selling and administrative expenses	187.8	176.8
Restructuring and impairment	2.3	—
Interest expense, net	31.3	43.7

Income before income taxes and minority interest	361.7	256.9
Income tax expense	112.0	86.1
Minority interest in earnings of consolidated entities	(1.2)	(1.0)

Net income from continuing operations	248.5	169.8
Net income (loss) from discontinued operations	1.7	(237.5)

Net income (loss)	$250.2	$(67.7)

Net income (loss) per common share – basic:
Net income from continuing operations	$1.87	$1.31
Net income (loss) from discontinued operations	0.01	(1.83)
	$1.88	$(0.52)

Net income (loss) per common share – diluted:
Net income from continuing operations	$1.83	$1.28
Net income (loss) from discontinued operations	0.02	(1.79)
	$1.85	$(0.51)

Average common shares outstanding:
Basic	132.9	130.0
Diluted	135.5	132.4

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In millions)

	1/1/06	4/3/05
ASSETS
Current assets:
Cash and cash equivalents	$118.8	$153.9
Receivables, net	444.0	408.2
Inventories	546.5	531.3
Prepaid expenses	21.7	17.5
Income tax receivable	—	9.3
Deferred income taxes	59.6	55.0
Discontinued operations	5.0	37.9
Total current assets	1,195.6	1,213.1

Property, plant and equipment, at cost	1,308.4	1,294.4
Less - accumulated depreciation	(631.7)	(601.9)
Net property, plant and equipment	676.7	692.5

Goodwill, net	1,572.6	1,576.1
Acquired intangible assets, net	4.7	5.2
Deferred income taxes	—	16.8
Other assets	124.1	103.2
Discontinued operations	7.8	18.1

	$3,581.5	$3,625.0

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$26.0	$6.0
Long-term debt currently due	23.3	38.3
Accounts payable	306.9	312.4
Accrued liabilities	317.7	320.3
Income taxes payable	29.9	89.4
Discontinued operations	5.0	13.3
Total current liabilities	708.8	779.7

Long-term debt	592.2	798.7
Pension and other postretirement benefit obligations	184.3	205.5
Deferred tax liability	15.4	—
Other long-term liabilities	62.2	55.7
Discontinued operations	3.7	5.0
Total liabilities	1,566.6	1,844.6

Shareholders’ investment:
Common stock	133.5	66.2
Paid-in capital	734.3	773.4
Retained earnings	1,194.0	951.8
Accumulated comprehensive loss:
Foreign currency translation	38.6	72.3
Derivatives qualifying as hedges	(1.6)	0.6
Minimum pension liability	(83.9)	(83.9)
Total shareholders’ investment	2,014.9	1,780.4

	$3,581.5	$3,625.0

See Notes to the Interim Consolidated Financial Statements on page 6.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	1/1/06	1/2/05
	Revised	Revised
Cash flows from operating activities:
Net income from continuing operations	$248.5	$169.8
Income (loss) from discontinued operations	1.7	(237.5)
Non-cash items included in income:
Depreciation and amortization	74.4	72.0
Impairment of long-lived assets	1.7	—
Other non-cash adjustments	1.3	—
Deferred income taxes	35.6	17.1
Tax benefit from stock option exercises	12.6	11.8
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(35.4)	(4.5)
Inventories	(24.1)	(48.4)
Other current assets	5.0	26.5
Payables, accruals and current taxes	(75.1)	36.0
Retirement benefit obligations	(28.2)	(15.3)
Other non-current assets and liabilities	(4.7)	(12.9)
Net cash (used) provided by operating activities of discontinued operations	(0.4)	225.5
Net cash provided by operating activities	212.9	240.1

Cash flows from investing activities:
Capital expenditures	(67.1)	(38.6)
Acquisitions of businesses	(2.5)	(1.4)
Proceeds from sales of businesses	25.4	116.0
Other	2.2	4.2
Net cash used by investing activities of discontinued operations	(0.2)	(5.8)
Net cash (used) provided by investing activities	(42.2)	74.4

Cash flows from financing activities:
Net change in short-term borrowings	20.0	(5.8)
Issuance of long-term debt	93.0	—
Repayment of long-term debt	(314.5)	(15.4)
Proceeds from exercise of stock options	15.6	25.2
Cash dividends	(8.0)	(5.8)
Other	(2.2)	1.9
Net cash used by financing activities of discontinued operations	—	(4.3)
Net cash used by financing activities	(196.1)	(4.2)

Effect of exchange rate changes on cash and cash equivalents	(9.7)	6.3

Net (decrease) increase in cash and cash equivalents	(35.1)	316.6
Cash and cash equivalents at beginning of period	153.9	80.3

Cash and cash equivalents at end of period	$118.8	$396.9

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

(3)                                 Stock-based compensation

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

	Three Months Ended		Nine Months Ended
	1/1/06	1/2/05	1/1/06	1/2/05

Net income (loss) as reported	$93.7	$61.7	$250.2	$(67.7)
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(3.2)	(2.4)	(9.3)	(6.6)

Pro forma net income (loss)	$90.5	$59.3	$240.9	$(74.3)

Net income (loss) per share – basic:
Reported	$0.70	$0.47	$1.88	$(0.52)
Pro forma	$0.68	$0.45	$1.81	$(0.57)

Net income (loss) per share – diluted:
Reported	$0.69	$0.46	$1.85	$(0.51)
Pro forma	$0.67	$0.45	$1.78	$(0.56)

(4)                                 Acquisition

On March 8, 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation (“AIC”), a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys. The results of AIC’s operations have been included within the Fastener Products segment in the consolidated financial statements since that date. The acquisition of AIC expanded PCC’s manufacturing capabilities and the range of fastener product families the Company can offer to its customers. The acquisition was funded with $193.3 million of cash on hand, which is subject to final adjustment. Goodwill relating to this transaction of $152.1 million is assigned to the Fastener Product segment and is deductible for tax purposes. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information is not presented.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. PCC was in the process of finalizing the allocation of the purchase price as of January 1, 2006; thus, the allocation shown below is preliminary and subject to further refinement.

3/08/05

Current assets	$30.3
Property, plant and equipment	24.8
Goodwill	152.1
Total assets acquired	207.2
Accounts payable and other current liabilities	3.7
Other long-term liabilities	4.6
Total liabilities assumed	8.3

Net assets acquired	$198.9

On August 25, 2005, PCC entered into a definitive agreement to acquire Special Metals Corporation (“SMC”), a world leader in the production of high-performance nickel-based alloys and super alloys. The majority of SMC’s operations will be reported in the Forged Products segment. PCC will pay approximately $540.0 million in cash, including the repayment of SMC’s outstanding debt in the amount of approximately $237.0 million and the purchase of approximately 10.5 million shares valued at $28.75 per share. PCC will finance the acquisition with cash on hand and its existing credit facilities which have undrawn capacity of approximately $1.0 billion. The transaction is subject to regulatory approvals and other customary conditions, including Hart-Scott-Rodino, and is anticipated to close in March or April 2006.

(5)                                 Discontinued Operations

In the second quarter of fiscal 2005, the Company decided to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One and PCC Eurovalves. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations. The E/One business was retained and is now included in the Industrial Products segment. The sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005 and the PCC Eurovalve business, which is located in The Netherlands, was completed in the third quarter of fiscal 2006. PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill. The remainder related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell. Approximately $240.0 million of the charge was non-cash. Subsequent to the second quarter of fiscal 2005, the

Company recorded additional write-downs related to the disposition of the pumps and valves businesses, bringing the total net loss on disposal to $247.6 million through January 1, 2006.

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

	Three Months Ended		Nine Months Ended
	1/1/06	1/2/05	1/1/06	1/2/05

Net sales	$10.1	$77.0	$33.8	$275.1
Cost of goods sold	7.5	60.4	27.0	213.2
Selling and administrative expenses	1.1	12.7	4.5	44.6
Interest expense	—	0.4	—	0.6

Net income from discontinued operations before income taxes	1.5	3.5	2.3	16.7
Income tax expense	0.4	3.9	0.8	8.7
Minority interest	—	(0.3)	—	(0.3)

Net income (loss) from discontinued operations	1.1	(0.7)	1.5	7.7

Net income (loss) on disposal	1.4	0.3	0.2	(245.2)

Net income (loss) from discontinued operations	$2.5	$(0.4)	$1.7	$(237.5)

The following major classes of assets and liabilities are included in discontinued operations in the Consolidated Balance Sheets after adjustment for write-downs to fair value less cost to sell:

	1/1/06	4/3/05
Assets of discontinued operations
Current assets	$5.0	$37.9
Net property, plant and equipment	3.7	12.9
Other assets	4.1	5.2

	$12.8	$56.0

Liabilities of discontinued operations
Other current liabilities	$5.0	$13.3
Other liabilities	3.7	5.0

	$8.7	$18.3

(6)                                 Restructuring and impairment

During the third quarter of fiscal 2006, PCC recorded restructuring and asset impairment charges of $2.3 million, which included $1.7 million primarily due to the write down of a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment and $0.6 million for severance costs associated with headcount reductions related to downsizing the Company’s tooling operation in Ireland.

(7)                                 Inventories

Inventories consisted of the following:

	1/1/06	4/3/05

Finished goods	$140.9	$149.0
Work-in-process	245.7	243.7
Raw materials and supplies	148.6	116.4
	535.2	509.1
LIFO provision	11.3	22.2

Total inventory	$546.5	$531.3

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

The changes in the carrying amount of goodwill by reportable segment for the nine months ended January 1, 2006, were as follows:

			Currency
	Balance at		Translation	Balance at
	4/3/05	Acquired	and Other	1/1/06

Investment Cast Products	$299.5	$—	$(1.6)	$297.9
Forged Products	519.0	—	(11.8)	507.2
Fastener Products	586.2	9.7	—	595.9
Industrial Products	171.4	—	0.2	171.6

Total	$1,576.1	$9.7	$(13.2)	$1,572.6

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	1/1/06		4/3/05
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$3.0	$1.1	$3.0	$0.8
Proprietary technology	2.4	0.3	2.4	0.2
Tradenames	0.8	0.1	0.8	0.1
Long-term customer agreements	0.2	0.2	0.2	0.1

	$6.4	$1.7	$6.4	$1.2

Amortization expense for acquired intangible assets for the three and nine months ended January 1, 2006 was $0.2 million and $0.5 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $0.7 million for fiscal 2006. Projected amortization expense for the succeeding five fiscal years is as follows:

Estimated
Amortization
Fiscal Year	Expense
2007	$0.6
2008	$0.5
2009	$0.4
2010	$0.4
2011	$0.3

(9)                                 Guarantees

In the ordinary course of business, the Company warrants certain of its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of January 1, 2006 and April 3, 2005 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(10)                          Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	1/1/06	1/2/05	1/1/06	1/2/05

Basic weighted average shares outstanding	133.3	130.8	132.9	130.0
Dilutive stock options	2.5	2.4	2.6	2.4
Average shares outstanding assuming dilution	135.8	133.2	135.5	132.4

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and nine months ended January 1, 2006, stock options to purchase zero and 0.2 million shares of common stock, respectively, were not dilutive. For the three and nine months ended January 2, 2005, stock options to purchase zero and 0.3 million shares of common stock, respectively, were not dilutive. These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

(11)                          Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	1/1/06	1/2/05	1/1/06	1/2/05

Net income (loss)	$93.7	$61.7	$250.2	$(67.7)
Other comprehensive (loss) income, net of tax:
Unrealized translation adjustments	(12.9)	34.0	(33.7)	33.4
Minimum pension liability	0.5	—	—	—
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax of $0.3, $0.5, $0.5 and $0.5, respectively)	0.9	1.8	(1.8)	1.8
Reclassification to net income of previously deferred gains and loss (net of income tax of $0.2, $0, $0.2 and $0.1)	(0.4)	0.1	(0.4)	0.2
Other comprehensive (loss) income	(11.9)	35.9	(35.9)	35.4

Total comprehensive income (loss)	$81.8	$97.6	$214.3	$(32.3)

(12)                          Debt

Long-term debt is summarized as follows:

	1/1/06	4/3/05

5.60% Public notes due fiscal 2014	$200.0	$200.0
6.75% Public notes due fiscal 2008	150.0	150.0
Term loan, 4.1% at April 3, 2005	—	296.3
Private notes, payable annually through fiscal 2015	153.7	169.7
Revolving credit facility due fiscal 2011, 4.91% at January 1, 2006	93.0	—
Other	18.8	21.0
	615.5	837.0
Less: Long-term debt currently due	23.3	38.3

	$592.2	$798.7

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt
2007	$23.1
2008	$173.3
2009	$22.8
2010	$54.5
Thereafter	$336.7

In October 2005, the Company entered into an amended and restated bank credit facility with Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the other lenders from time to time party thereto. The amended facility consists of a five-year, $1.0 billion revolving loan (with a $250 million increase option) maturing in October 2010 and includes a swing line facility and a letter of credit facility. The facility prior to amendment consisted of a $300.0 million term loan and a $400.0 million revolving loan which matured in December 2008. On the effective date of the amended facility, the outstanding principal balance of the term loan was converted to a revolving loan under the amended facility. Borrowings under the amended facility bear interest at either LIBOR plus applicable spreads, which range from 0.30% to 1.00% depending on credit ratings received from Moody’s and S&P, or the Base Rate (as defined in the amended facility) at the Company’s option. The amended facility also has a facility fee, which ranges from 0.10% to 0.325% of the aggregate commitments under the facility depending on the Company’s credit ratings, and a utilization fee of 0.125% on all outstanding loans if the aggregate outstanding loans equal or exceed 50% of the aggregate commitments under the facility. The amended facility contains various standard representations and warranties, events of default and financial and other covenants which are substantially the same, but no less favorable to the Company, as the events of default and covenants contained in the Company’s previous facility, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The amended facility is guaranteed by the Company’s material domestic subsidiaries.

Also available to the Company is a 364-day Credit and Security Agreement (“Receivable Facility”), under which allowable borrowings are a function of the level of eligible trade accounts receivable, which cannot exceed $150.0 million. As of January 1, 2006, $20.0 million was outstanding under the Receivable Facility. There was no amount outstanding under this facility at April 3, 2005.

At January 1, 2006, the Company was in compliance with all restrictive provisions of its loan agreements.

The Company entered into amendments to its credit and note agreements, which allowed extension of certain provisions related to the Company's delay in finalizing its financial statements on November 25, 2005, December 15, 2005 and January 31, 2006.

(13)                          Pensions and Other Postretirement Benefit Plans

The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans. In addition, the Company offers postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/1/06	1/2/05	1/1/06	1/2/05

Service cost	$6.6	$8.5	$21.9	$22.5
Interest cost	13.7	16.6	44.8	44.4
Expected return on plan assets	(15.0)	(16.5)	(49.2)	(43.9)
Recognized net actuarial loss	2.9	3.0	9.4	8.2
Amortization of prior service cost	0.5	0.4	1.8	1.1

Net periodic benefit cost	$8.7	$12.0	$28.7	$32.3

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/1/06	1/2/05	1/1/06	1/2/05

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.2	1.1	3.4	3.2
Recognized net actuarial loss	0.4	—	1.2	—
Amortization of prior service cost	(0.1)	—	(0.3)	—

Net periodic benefit cost	$1.6	$1.2	$4.6	$3.5

The Company made contributions to the defined benefit pension plans of $13.7 million and $56.1 million for the three and nine months ended January 1, 2006, respectively. Of these total contributions, $11.2 million and $44.3 million were voluntary contributions for the three and nine months ended January 1, 2006, respectively. Projected contributions are expected to total approximately $82.0 million for fiscal year 2006, of which $67.0 million will be voluntary.

(14)                          Income Taxes

The Company recorded a one-time tax benefit in the third quarter of fiscal 2006 in the amount of $5.3 million associated with changes in tax reserves resulting from completed and on-going audits of the Company’s tax returns.

(15)                          New Accounting Pronouncements

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

In November 2005, the FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until November 2006 to make its one-time election.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after Deecember  15, 2005; however, earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No. 154.

(16)                          Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

	Three Months Ended
	1/1/06	1/2/05
Net sales:
Investment Cast Products	$399.3	$350.7
Forged Products	210.9	155.7
Fastener Products	199.8	175.3
Industrial Products	54.4	62.2
Total net sales	$864.4	$743.9

Operating income (loss):
Investment Cast Products	$81.2	$67.1
Forged Products	22.1	18.2
Fastener Products	36.4	23.8
Industrial Products	7.6	11.5
Corporate expense	(9.2)	(11.3)

Total operating income	138.1	109.3

Restructuring and impairment	2.3	—

Interest expense, net	10.1	14.3

Income before income taxes and minority interest	$125.7	$95.0

	Nine Months Ended
	1/1/06	1/2/05
Net sales:
Investment Cast Products	$1,188.9	$980.4
Forged Products	628.8	448.1
Fastener Products	603.0	504.5
Industrial Products	173.1	176.5
Total net sales	$2,593.8	$2,109.5

Operating income (loss):
Investment Cast Products	$234.7	$183.1
Forged Products	72.1	55.3
Fastener Products	99.8	61.8
Industrial Products	24.0	31.5
Corporate expense	(35.3)	(31.1)

Total operating income	395.3	300.6

Restructuring and impairment	2.3	—

Interest expense, net	31.3	43.7

Income before income taxes and minority interest	$361.7	$256.9

(17)         Change in Presentation of Cash Flows

In fiscal 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(18)                          Subsequent Events

On January 6, 2006, Precision Castparts Corp. completed the acquisition of the Shur-Lok Group for $109.2 million, which includes the Shur-Lok Corporation of Irvine, California, and Shur-Lok International of Petit-Rechain, Belgium. Shur-Lok is a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings, and lock nuts. The transaction was funded with borrowings under existing lines of credit and cash on hand. The financial results of Shur-Lok will be reported in PCC’s Fastener Products segment.

(19)                          Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of January 1, 2006 and April 3, 2005 and for the three and nine months ended January 1, 2006 and January 2, 2005. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non- guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended January 1, 2006

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$698.4	$169.7	$(3.7)	$864.4
Cost of goods sold	—	538.3	133.2	(3.7)	667.8
Selling and administrative expenses	9.3	34.9	14.3	—	58.5
Restructuring and impairment	—	—	2.3	—	2.3
Other (income) expense	(0.3)	1.5	(1.2)	—	—
Interest (income) expense, net	(4.2)	18.9	(4.6)	—	10.1
Equity in earnings of subsidiaries	89.9	(1.4)	—	(88.5)	—

Income (loss) before income tax and minority interest	85.1	103.4	25.7	(88.5)	125.7
Income tax (benefit) expense	(8.6)	36.9	5.7	—	34.0
Minority interest	—	—	(0.5)	—	(0.5)

Net income (loss) from continuing operations	93.7	66.5	19.5	(88.5)	91.2

Net income from discontinued operations	—	—	2.5	—	2.5

Net income (loss)	$93.7	$66.5	$22.0	$(88.5)	$93.7

Condensed Consolidating Statements of Income

Three Months Ended January 2, 2005

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$585.2	$178.2	$(19.5)	$743.9
Cost of goods sold	—	448.7	146.6	(19.5)	575.8
Selling and administrative expenses	11.2	35.3	12.3	—	58.8
Provision for restructuring	—	0.1	(0.1)	—	—
Other (income) expense	(2.9)	(0.2)	3.1	—	—
Interest expense (income), net	4.1	13.3	(3.1)	—	14.3
Equity in earnings of subsidiaries	62.1	(4.7)	—	(57.4)	—

Income (loss) before income tax and minority interest	49.7	83.3	19.4	(57.4)	95.0
Income tax (benefit) expense	(12.0)	27.0	17.7	—	32.7
Minority interest	—	—	(0.2)	—	(0.2)

Net income (loss) from continuing operations	61.7	56.3	1.5	(57.4)	62.1

Net loss from discontinued operations	—	—	(0.4)	—	(0.4)

Net income (loss)	$61.7	$56.3	$1.1	$(57.4)	$61.7

Condensed Consolidating Statements of Income

Nine Months Ended January 1, 2006

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$2,082.3	$552.6	$(41.1)	$2,593.8
Cost of goods sold	—	1,605.8	446.0	(41.1)	2,010.7
Selling and administrative expenses	35.0	111.3	41.5	—	187.8
Restructuring and impairment	—	—	2.3	—	2.3
Other (income) expense	(1.2)	1.5	(0.3)	—	—
Interest (income) expense, net	(7.8)	53.3	(14.2)	—	31.3
Equity in earnings of subsidiaries	261.1	(5.8)	—	(255.3)	—

Income (loss) before income tax and minority interest	235.1	304.6	77.3	(255.3)	361.7
Income tax (benefit) expense	(15.1)	106.7	20.4	—	112.0
Minority interest	—	—	(1.2)	—	(1.2)

Net income (loss) from continuing operations	250.2	197.9	55.7	(255.3)	248.5

Net income from discontinued operations	—	—	1.7	—	1.7

Net income (loss)	$250.2	$197.9	$57.4	$(255.3)	$250.2

Condensed Consolidating Statements of Income

Nine Months Ended January 2, 2005

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$1,669.5	$486.8	$(46.8)	$2,109.5
Cost of goods sold	—	1,281.6	397.3	(46.8)	1,632.1
Selling and administrative expenses	31.0	106.8	39.0	—	176.8
Provision for restructuring	—	0.1	(0.1)	—	—
Other (income) expense	(8.2)	(0.2)	8.4	—	—
Interest expense (income), net	17.4	33.3	(7.0)	—	43.7
Equity in earnings of subsidiaries	(51.8)	(11.1)	—	62.9	—

Net (loss) income before income tax and minority interest	(92.0)	236.8	49.2	62.9	256.9
Income tax (benefit) expense	(24.3)	86.4	24.0	—	86.1
Minority interest	—	—	(1.0)	—	(1.0)

Net (loss) income from continuing operations	(67.7)	150.4	24.2	62.9	169.8

Net loss from discontinued operations	—	(0.1)	(237.4)	—	(237.5)

Net (loss) income	$(67.7)	$150.3	$(213.2)	$62.9	$(67.7)

Condensed Consolidating Balance Sheets

January 1, 2006

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4.9	$3.3	$110.6	$—	$118.8
Receivables	0.2	479.3	345.6	(381.1)	444.0
Inventories	—	405.5	141.0	—	546.5
Prepaid expenses	4.7	5.7	11.3	—	21.7
Income tax receivable	—	—	—	—	—
Deferred income taxes	0.6	47.6	11.4	—	59.6
Discontinued operations	—	13.9	22.7	(31.6)	5.0

Total current assets	10.4	955.3	642.6	(412.7)	1,195.6

Property, plant and equipment, net	7.8	454.6	214.3	—	676.7
Goodwill, net	—	1,158.9	413.7	—	1,572.6
Deferred income taxes	12.2	—	15.1	(27.3)	—
Investments in subsidiaries	2,847.7	282.2	—	(3,129.9)	—
Other assets	101.5	17.6	9.1	0.6	128.8
Discontinued operations	—	—	7.8	—	7.8

	$2,979.6	$2,868.6	$1,302.6	$(3,569.3)	$3,581.5
Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$26.0	$—	$26.0
Long-term debt currently due	20.0	1.2	2.1	—	23.3
Accounts payable	268.8	339.4	111.4	(412.7)	306.9
Accrued liabilities	23.1	235.1	60.6	(1.1)	317.7
Income taxes payable	10.6	—	19.3	—	29.9
Discontinued operations	—	1.9	3.1	—	5.0

Total current liabilities	322.5	577.6	222.5	(413.8)	708.8

Long-term debt	576.8	8.8	6.6	—	592.2
Pension and other postretirement benefit obligations	65.4	64.1	54.8	—	184.3
Deferred tax liability	—	51.1	(8.4)	(27.3)	15.4
Other long-term liabilities	—	38.8	23.4	—	62.2
Discontinued operations	—	0.7	3.0	—	3.7

Shareholders’ investment:
Common stock and paid-in capital	867.8	1,838.7	977.4	(2,816.1)	867.8
Retained earnings	1,194.0	343.3	11.0	(354.3)	1,194.0
Accumulated other comprehensive loss	(46.9)	(54.5)	12.3	42.2	(46.9)

Total shareholders’ investment	2,014.9	2,127.5	1,000.7	(3,128.2)	2,014.9

	$2,979.6	$2,868.6	$1,302.6	$(3,569.3)	$3,581.5

Condensed Consolidating Balance Sheets

April 3, 2005

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets:
Cash and cash equivalents	$84.4	$2.5	$67.0	$—	$153.9
Receivables	0.1	293.3	358.0	(243.2)	408.2
Inventories	—	381.6	149.7	—	531.3
Prepaid expenses	4.1	3.4	10.0	—	17.5
Income tax receivable	9.3	—	0.2	(0.2)	9.3
Deferred income taxes	—	45.2	10.2	(0.4)	55.0
Discontinued operations	—	13.6	49.9	(25.6)	37.9

Total current assets	97.9	739.6	645.0	(269.4)	1,213.1

Property, plant and equipment, net	2.5	472.7	217.3	—	692.5
Goodwill, net	—	1,152.1	424.0	—	1,576.1
Deferred income taxes	20.2	—	23.9	(27.3)	16.8
Investments in subsidiaries	2,620.1	287.4	—	(2,907.5)	—
Other assets	79.2	20.4	8.8	—	108.4
Discontinued operations	—	—	18.1	—	18.1

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$6.0	$—	$6.0
Long-term debt currently due	35.3	1.1	1.9	—	38.3
Accounts payable	71.1	348.9	161.2	(268.8)	312.4
Accrued liabilities	32.6	211.7	77.1	(1.1)	320.3
Income taxes payable	69.6	—	20.0	(0.2)	89.4
Deferred income taxes	0.4	—	—	(0.4)	—
Discontinued operations	—	—	13.3	—	13.3

Total current liabilities	209.0	561.7	279.5	(270.5)	779.7

Long-term debt	780.6	10.0	8.1	—	798.7
Deferred income taxes	—	27.3	—	(27.3)	—
Pension and other postretirement benefit obligations	49.9	109.5	46.1	—	205.5
Other long-term liabilities	—	36.4	19.3	—	55.7
Discontinued operations	—	—	5.0	—	5.0

Shareholders’ investment:
Common stock and paid-in capital	839.6	1,836.9	978.7	(2,815.6)	839.6
Retained earnings	951.8	144.9	(45.9)	(99.0)	951.8
Accumulated other
comprehensive loss	(11.0)	(54.5)	46.3	8.2	(11.0)

Total shareholders investment	1,780.4	1,927.3	979.1	(2,906.4)	1,780.4

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Condensed Consolidating Statements of Cash Flows

Nine Months Ended January 1, 2006

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$141.8	$31.0	$71.1	$(31.0)	$212.9

Capital expenditures	(6.0)	(37.6)	(23.5)	—	(67.1)
Acquisitions of businesses	(2.5)	—	—	—	(2.5)
Disposition of businesses and other	25.4	4.4	(2.2)	—	27.6
Net cash used by investing activities of discontinued operations	—	—	(0.2)	—	(0.2)

Net cash provided (used) by investing activities	16.9	(33.2)	(25.9)	—	(42.2)

Net change in short-term borrowings	—	—	20.0	—	20.0
Issuance of long-term debt	93.0	—	—	—	93.0
Repayment of long-term debt	(312.1)	(1.1)	(1.3)	—	(314.5)
Proceeds from exercise of stock options	15.6	—	—	—	15.6
Cash dividends	(8.0)	—	(0.5)	0.5	(8.0)
Other financing activities, net	(26.7)	4.1	(10.1)	30.5	(2.2)

Net cash (used) provided by financing activities	(238.2)	3.0	8.1	31.0	(196.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	(9.7)	—	(9.7)

Net (decrease) increase in cash and cash equivalents	(79.5)	0.8	43.6	—	(35.1)

Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$4.9	$3.3	$110.6	$—	$118.8

Condensed Consolidating Statements of Cash Flows

Nine Months Ended January 2, 2005

(Unaudited)

	Precision		Non-
	Castparts	Guarantor	Guarantor
	Corp.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided (used) by operating activities	$158.8	$43.1	$45.0	$(6.8)	$240.1

Capital expenditures	(0.8)	(26.5)	(11.3)	—	(38.6)
Acquisitions of businesses	—	—	(1.4)	—	(1.4)
Proceeds from sale of business	116.0	—	—	—	116.0
Other investing activities, net	(1.8)	(14.9)	3.4	17.5	4.2
Net cash used by investing activities of discontinued operations	—	—	(5.8)	—	(5.8)

Net cash provided (used) by investing activities	113.4	(41.4)	(15.1)	17.5	74.4

Net change in short-term borrowings	—	—	(5.8)	—	(5.8)
Repayment of long-term debt	(12.6)	(0.6)	(2.2)	—	(15.4)
Proceeds from exercise of stock options	25.2	—	—	—	25.2
Cash dividends	(5.8)	—	—	—	(5.8)
Other financing activities, net	2.2	2.1	8.3	(10.7)	1.9
Net cash used by financing activities of discontinued operations	—	—	(4.3)	—	(4.3)

Net cash provided (used) by financing activities	9.0	1.5	(4.0)	(10.7)	(4.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	6.3	—	6.3

Net increase in cash and cash equivalents	281.2	3.2	32.2	—	316.6

Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$314.4	$3.2	$79.3	$—	$396.9

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended January 1, 2006 and January 2, 2005

	Three Months Ended		Inc/(Dec)
	1/1/06	1/2/05	$	%

Net sales	$864.4	$743.9	$120.5	16.2%
Cost of goods sold	667.8	575.8	92.0	16.0
Selling and administrative expenses	58.5	58.8	(0.3)	(0.5)
Restructuring and impairment	2.3	—	2.3	—
Interest expense, net	10.1	14.3	(4.2)	(29.4)
Income before income taxes and minority interest	125.7	95.0	30.7	32.3
Income tax expense	34.0	32.7	1.3	4.0
Effective tax rate	27.0%	34.4%
Minority interest	(0.5)	(0.2)	(0.3)	(150.0)
Net income from continuing operations	91.2	62.1	29.1	47.0
Net loss from discontinued operations	2.5	(0.4)	2.9	725.0
Net income (loss)	$93.7	$61.7	$32.0	51.9%
Net income per share from continuing operations – diluted	$0.67	$0.47	$0.20	42.6%
Net loss per share from discontinued operations – diluted	0.02	(0.01)	0.03	300.0
Net income (loss) per share - diluted	$0.69	$0.46	$0.23	50.0%

Sales for the third quarter of fiscal 2006 were $864.4 million, up $120.5 million, or 16.2 percent from $743.9 million in the same quarter last year. The year-over-year increase in sales was principally driven by improving conditions in the aerospace and power generation markets, as well as the impact of material pass-through pricing, which increased sales approximately $48 million in the third quarter of fiscal 2006 compared with $19 million in the same quarter a year ago. The addition of Air Industries Corp., which was acquired in the fourth quarter of last year, also contributed to the sales increase. According to JSA Research as of December 2005, commercial aircraft deliveries were forecast to increase approximately 10 percent in calendar year 2005 from calendar year 2004 and are forecast to continue to increase approximately 21 percent in calendar year 2006. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases in the second and third quarters of fiscal 2005. In addition, continued growth in the seamless pipe market contributed to increased sales in the Forged Products segment.

Net income from continuing operations for the third quarter of fiscal 2006 was $91.2 million, or $0.67 per share (diluted), which included restructuring and impairment charges totaling $0.02 per share (diluted) and a non-recurring tax benefit of $0.04 per share (diluted). By comparison, net income from continuing operations for the third quarter of fiscal 2005 was $62.1 million, or $0.47 per share (diluted). Net income (after discontinued operations) for the third quarter of fiscal 2006 was $93.7 million, or $0.69 per share (diluted), compared with net income of $61.7 million, or $0.46 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2006 was $10.1 million, compared with $14.3 million for the third quarter last year. The lower expense is primarily due to reduced debt levels, partially offset by higher interest rates, compared to the same quarter last year.

The effective tax rate for the third quarter of fiscal 2006 was 27.0 percent, 7.4 percentage points lower than the 34.4 percent effective rate in the same quarter last year. The decrease in the tax rate was principally driven by a one-time tax benefit in the current quarter of $5.3 million associated with changes in tax reserves resulting from completed and on-going audits of the Company’s tax returns, revisions in estimates of the Extraterritorial Income Exclusion tax benefit for fiscal 2005, and increased earnings from foreign jurisdictions with lower tax rates.

Restructuring and Asset Impairment

During the third quarter of fiscal 2006, PCC recorded restructuring and asset impairment charges of $2.3 million, or $0.02 per share (diluted), which included $1.7 million, primarily due to the write down of a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment and $0.6 million for severance costs associated with headcount reductions related to downsizing the Company’s tooling operation in Ireland.

Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions. Based on the Company’s most recent assessment, there are no current plans to restructure operations in the fourth quarter of fiscal 2006.

Discontinued Operations

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies with the exception of E/One and PCC Eurovalves. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations. The E/One business was retained and is now included in the Industrial Products segment. The sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005, and PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006.

In connection with the SPS acquisition in the third quarter of fiscal 2004, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale. Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk was sold in April 2005.

The net income from discontinued operations was $2.5 million in the third quarter of fiscal 2006 compared with net loss of $0.4 million, or $0.01 per share (diluted), in the same quarter last year. The net income from discontinued operations for the third quarter of fiscal 2006 consists of a revision in estimated tax benefits related to the shutdown of the pumps and valves businesses of PCC Flow Technologies, operating income from PCC Eurovalves, and a gain on the sale of PCC Eurovalves, partially offset by continued costs associated with the shutdown of the PCC Flow Technologies businesses. The net loss from discontinued operations for the third quarter of fiscal 2005 consists primarily of operating results from PCC Eurovalves and shutdown expenses associated with the sale of the other pumps and valves businesses.

Results of Operations by Segment – Comparison Between Three Months Ended January 1, 2006 and January 2, 2005

	Three Months Ended		Inc/(Dec)
	1/1/06	1/2/05	$	%

Net sales:
Investment Cast Products	$399.3	$350.7	$48.6	13.9%
Forged Products	210.9	155.7	55.2	35.5
Fastener Products	199.8	175.3	24.5	14.0
Industrial Products	54.4	62.2	(7.8)	(12.5)
Consolidated net sales	$864.4	$743.9	$120.5	16.2%
Operating income (loss):
Investment Cast Products	$81.2	$67.1	$14.1	21.0%
% of sales	20.3%	19.1%
Forged Products	22.1	18.2	3.9	21.4
% of sales	10.5%	11.7%
Fastener Products	36.4	23.8	12.6	52.9
% of sales	18.2%	13.6%
Industrial Products	7.6	11.5	(3.9)	(33.9)
% of sales	14.0%	18.5%
Corporate expense	(9.2)	(11.3)	2.1	18.6
Consolidated segment operating income	138.1	109.3	28.8	26.3%
% of sales	16.0%	14.7%
Restructuring and impairment	2.3	—
Interest expense, net	10.1	14.3
Income before income taxes and minority interest	$125.7	$95.0

Investment Cast Products

Investment Cast Products’ sales increased 13.9 percent from $350.7 million in the third quarter of fiscal 2005 to $399.3 million this year. Operating income increased 21.0 percent from $67.1 million in the third quarter of fiscal 2005 to $81.2 million in the same quarter this year, and operating income as a percent of sales increased from 19.1 percent to 20.3 percent of sales. The increase in sales was driven by continued strength in the commercial aerospace and power generation markets, resulting from increased commercial build rates, solid aftermarket growth, and market share gains. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly titanium, which has increased approximately 117 percent on the TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same quarter last year. The improvement in operating margins as a percentage of sales was mainly due to leverage from the higher sales volumes and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

Sales within this segment are expected to continue to benefit from improved conditions in the aerospace and power generation markets through the remainder of fiscal 2006. Operating margins as a percent of sales are also expected to remain strong through the remainder of fiscal 2006 as a result of leverage from higher sales volume and continued improvements in operating efficiencies.

Forged Products

Forged Products’ sales were $210.9 million for the quarter, an increase of 35.5 percent, compared to sales of $155.7 million in the third quarter of fiscal 2005. Operating income increased 21.4 percent from $18.2 million in the third quarter of fiscal 2005 to $22.1 million in the same quarter this year, while operating income as a percent of sales decreased from 11.7 percent to 10.5 percent of sales. While the increase in sales includes approximately $21 million of higher prices related to pass-through of higher material costs, the remaining volume increase is principally due to increased demand for aerospace products, market share gains and aftermarket growth, as well as continued penetration into the Chinese power generation market with higher sales of extruded pipe. Operating income as a percent of sales benefited in the current quarter from the higher volume, but was lower than last year due to higher material costs, mainly nickel and titanium, which will not be recovered until next quarter when finished parts ship under contracts that provide for increased pass-through pricing. Dilution resulting from pass-through pricing also negatively impacted operating income as a percent of sales for the quarter. Titanium prices have increased approximately 117 percent on the TI 6-4 Bulk Weldables Index (metalprices.com) since the third quarter of fiscal 2005. While nickel prices have decreased approximately 10 percent on the London Metal Exchange (LME) since the third quarter of fiscal 2005, new contractual pricing arrangements during the quarter resulted in increased nickel prices for the segment compared to the same period last year.

Sales and operating income for the remainder of fiscal 2006 within the Forged Products segment are expected to benefit from continued growth in the aerospace and industrial gas turbine markets, as well as continued growth in extruded pipe sales. Operating margins in the fourth quarter of fiscal 2006 are expected to increase versus the third quarter as the higher cost of material purchases in the third quarter of fiscal 2006 will be recovered through contractual pass-through pricing in the fourth quarter as finished parts ship.

Fastener Products

The Fastener Products segment reported $199.8 million of sales with operating income of $36.4 million, or 18.2 percent of sales, in the third quarter of fiscal 2006, compared to sales of $175.3 million and operating income of $23.8 million, or 13.6 percent of sales, in the third quarter of fiscal 2005. The increase in sales was due to the addition of Air Industries Corp., which was acquired in March 2005, and the favorable impact of strong aerospace sales, partially offset by significant weakness in the automotive market. Operating income as a percent of sales benefited from the higher sales volume and the impact of continued cost take-outs and improved manufacturing processes.

Sales within this segment are expected to increase during the remainder of fiscal 2006 as a result of improved conditions in the aerospace industry and market share gains, partially offset by softness in the automotive market. Operating income as a percentage of sales should also improve due to continuing realization of synergies, cost take-outs and leverage from higher sales.

Industrial Products

Industrial Products’ sales of $54.4 million for the third quarter of fiscal 2006 decreased 12.5 percent from $62.2 million in the same period last year. Operating income decreased to $7.6 million in the third quarter of fiscal 2006 compared with $11.5 million in the same period last year. Operating income as a percent of sales decreased to 14.0 percent in the third quarter of fiscal 2006 from 18.5 percent in the same period last year. The decrease in sales compared to last year reflects a negative downturn in the automotive industry, as well as weakness in the pulp and paper market. The decline in operating margin as a percent of sales compared to the third quarter of fiscal 2005 is primarily due to the deleveraging affect of the lower sales volume, write-off of excess inventory due to weak automotive demand and additional reserves required for workers’ compensation claims.

The Industrial Products segment is expected to continue to be negatively impacted by the downturn in the automotive industry for the remainder of fiscal 2006. Over the next few quarters, PCC will take a strategic, measured, long-term approach to assessing the trends in the automotive industry and will take appropriate actions to deal with the challenges presented by this declining market.

Consolidated Results of Operations - Comparison Between Nine Months Ended January 1, 2006 and January 2, 2005

	Nine Months Ended		Inc/(Dec)
	1/1/06	1/2/05	$	%

Net sales	$2,593.8	$2,109.5	$484.3	23.0%
Cost of goods sold	2,010.7	1,632.1	378.6	23.2
Selling and administrative expenses	187.8	176.8	11.0	6.2
Restructuring and impairment	2.3	—	2.3	—
Interest expense, net	31.3	43.7	(12.4)	(28.4)
Income before income taxes and minority interest	361.7	256.9	104.8	40.8
Income tax expense	112.0	86.1	25.9	30.1
Effective tax rate	31.0%	33.5%
Minority interest	(1.2)	(1.0)	(0.2)	(20.0)
Net income from continuing operations	248.5	169.8	78.7	46.3
Net loss from discontinued operations	1.7	(237.5)	239.2	100.7
Net income (loss)	$250.2	$(67.7)	$317.9	469.6%
Net income per share from continuing operations – diluted	$1.83	1.28	$0.55	43.0%
Net loss per share from discontinued operations – diluted	0.02	(1.79)	1.81	101.1
Net income (loss) per share - diluted	$1.85	$(0.51)	$2.36	462.7%

Sales for the first nine months of fiscal 2006 were $2,593.8 million, an increase of 23.0 percent from $2,109.5 million in the same period last year. The year-over-year increase in sales was principally driven by improving conditions in the aerospace and power generation markets, as well as the impact of material pass-through pricing which increased sales approximately $138 million through the first nine months of fiscal 2006 compared with $38 million in the same period a year ago. The addition of Air Industries Corp., which was acquired in the fourth quarter of last year, also contributed to the sales increase. According to JSA Research as of December 2005, commercial aircraft deliveries were forecast to increase approximately 10 percent in calendar year 2005 from calendar year 2004 and are forecast to continue to increase approximately 21 percent in calendar year 2006. In addition, continued growth in the seamless pipe market contributed to increased sales in the Forged Products segment.

Net income from continuing operations for the first nine months of fiscal 2006 was $248.5 million, or $1.83 per share (diluted), which included restructuring and impairment charges totaling $0.02 per share (diluted) and a non-recurring tax benefit of $0.04 per share (diluted), both occurring in the third quarter. The current year also includes a cumulative charge of $2.2 million, net of tax, or $0.02 per share (diluted), related to correction of accounting errors in the Company’s financial statements from fiscal 2001 through the first half of fiscal 2006. See “Cumulative Adjustment” discussion below. By comparison, net income from continuing operations for the first nine months of fiscal 2005 was $169.8 million, or $1.28 per share (diluted). Net income for the first nine months of fiscal 2006 was $250.2 million, or $1.85 per share (diluted), compared with net loss of $67.7 million, or $0.51 per share (diluted), in the same period last year. The net loss for the prior period included a charge of $245.0 million, or $1.85 per share (diluted), in connection with the Company’s decision to sell the pumps and valves businesses of PCC Flow Technologies.

Interest and Income Tax

Net interest expense for the nine months ended January 1, 2006 was $31.3 million, as compared with $43.7 million for the same period last year. The lower expense is primarily due to reduced debt levels, partially offset by higher interest rates, compared to the same period last year.

The effective tax rate for the first nine months of fiscal 2006 was 31.0 percent compared with 33.5 percent for the first nine months of fiscal 2005. The decrease in the tax rate was principally driven by a one-time tax benefit in the third quarter of the current year of $5.3 million, revisions in estimates of the Extraterritorial Income Exclusion tax benefit for fiscal 2005, and increased earnings from foreign jurisdictions with lower tax rates.

Restructuring and Asset Impairment

During the third quarter of fiscal 2006, PCC recorded restructuring and asset impairment charges of $2.3 million, or $0.02 per share (diluted), which included $1.7 million to write down a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment and $0.6 million for severance costs associated with headcount reductions related to downsizing the Company’s tooling operation in Ireland.

Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions. Based on the Company’s most recent assessment, there are no current plans to restructure operations in the fourth quarter of fiscal 2006.

Discontinued Operations

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies with the exception of E/One and PCC Eurovalves. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations. The E/One business was retained and is now included in the Industrial Products segment. The sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005, and PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006.

In connection with the SPS acquisition in the third quarter of fiscal 2004, three businesses – Magnetics, Mohawk, and Dacar – were classified as held for sale. Dacar was sold in late September 2004, Magnetics was sold in January 2005, and Mohawk was sold in April 2005.

The net income from discontinued operations was $1.7 million, or $0.02 per share (diluted), for the nine months ended January 1, 2006 compared with a net loss of $237.5 million, or $1.79 per share (diluted), in the same period last year. The net income from discontinued operations in the first nine months of fiscal 2006 consists primarily of a revision in estimated tax benefits related to the shutdown of the pumps and valves businesses of PCC Flow Technologies, a gain on the sale of PCC Eurovalves and operating results from PCC Eurovalves, partially offset by continued costs associated with the shutdown of these businesses.

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

Results of Operations by Segment – Comparison Between Nine Months Ended January 1, 2006 and January 2, 2005

	Nine Months Ended		Inc/(Dec)
	1/1/06	1/2/05	$	%

Net sales:
Investment Cast Products	$1,188.9	$980.4	$208.5	21.3%
Forged Products	628.8	448.1	180.7	40.3
Fastener Products	603.0	504.5	98.5	19.5
Industrial Products	173.1	176.5	(3.4)	(1.9)
Consolidated net sales	$2,593.8	$2,109.5	$484.3	23.0%
Operating income (loss):
Investment Cast Products	$234.7	$183.1	$51.6	28.2%
% of sales	19.7%	18.7%
Forged Products	72.1	55.3	16.8	30.4
% of sales	11.5%	12.3%
Fastener Products	99.8	61.8	38.0	61.5
% of sales	16.6%	12.2%
Industrial Products	24.0	31.5	(7.5)	(23.8)
% of sales	13.8%	17.8%
Corporate expense	(35.3)	(31.1)	(4.2)	(13.5)
Consolidated segment operating income	395.3	300.6	94.7	31.5%
% of sales	15.2%	14.2%
Restructuring and impairment	2.3	—
Interest expense, net	31.3	43.7
Income before income taxes and minority interest	$361.7	$256.9

Investment Cast Products

Investment Cast Products’ sales increased 21.3 percent from $980.4 million in the first nine months of fiscal 2005 to $1,188.9 million this year. Operating income for the segment increased 28.2 percent, from $183.1 million, or 18.7 percent of sales, a year ago to $234.7 million, or 19.7 percent of sales, in the first nine months of fiscal 2006. The increase in sales was driven by continued strength in the aerospace and power generation markets resulting from improved commercial aerospace build rates, solid aftermarket growth, and market share gains. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly nickel and titanium, which have increased approximately 6 percent and 108 percent, respectively, on the LME and TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same period last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

Forged Products

Forged Products’ sales were $628.8 million for the first nine months of fiscal 2006, an increase of 40.3 percent, compared to sales of $448.1 million in the same period last year. Operating income increased 30.4 percent from $55.3 million, or 12.3 percent of sales, in the first nine months of fiscal 2005 to $72.1 million, or 11.5 percent of sales, this year. Operating income for the first nine months of fiscal 2006 includes a cumulative adjustment of $1.8 million taken in the second quarter to correct an overstatement of expenses from fiscal 2001 through the first half of fiscal 2006. See “Special Investigation” discussion above. While the increase in sales includes approximately $63 million of higher prices related to pass-through of higher material costs, the remaining volume increase was principally due to increased demand for aerospace products, market share gains and aftermarket growth, as well as higher sales of extruded pipe related to continued penetration into the Chinese power generation market. Operating income as a percent of sales benefited in the current period from the higher volume and the cumulative adjustment, but was lower than last year due to higher material costs, mainly nickel and titanium, which have increased approximately 6 percent and 108 percent, respectively, on the LME and TI 6-4 Bulk Weldables Index (metalprices.com) since the first nine months of fiscal 2005. Dilution resulting from pass-through pricing also negatively impacted operating income as a percent of sales for the period.

Fastener Products

The Fastener Products segment reported $603.0 million of sales with operating income of $99.8 million, or 16.6 percent of sales, in the first half of fiscal 2006, compared to sales of $504.5 million and operating income of $61.8 million, or 12.2 percent of sales in the same period last year. The increase in sales was due to the addition of Air Industries Corp., which was acquired in March 2005, and the favorable impact of strong aerospace sales, partially offset by significant weakness in the automotive market. Operating income as a percent of sales benefited from the higher sales volume and the impact of continued cost take-outs and improved manufacturing processes.

Industrial Products

Industrial Products’ sales of $173.1 million for the first nine months of fiscal 2006 decreased $3.4 million, or 1.9 percent, from $176.5 million in the comparable prior year period. Operating income was $24.0 million, or 13.8 percent of sales, in the first nine months of fiscal 2006, compared to operating income of $31.5 million, or 17.8 percent of sales, in the same period last year. The decrease in sales compared to last year reflects a negative downturn in the automotive industry, as well as weakness in the pulp and paper market. The decline in operating margin as a percent of sales compared to the first nine months of fiscal 2005 is primarily due to the impact of a cumulative charge of $5.6 million taken in the second quarter of fiscal 2006 to correct an understatement of expenses from fiscal 2003 through the first half of fiscal 2006 (see “Special Investigation” discussion above), the deleveraging affect of the lower sales volume, write-off of excess inventory due to weak automotive demand and additional reserves required for workers’ compensation claims.

Changes in Financial Condition and Liquidity

Total assets of $3,581.5 million at January 1, 2006 represented a $43.5 million decrease from the $3,625.0 million balance at April 3, 2005. Total capitalization at January 1, 2006 was $2,656.4 million, consisting of $641.5 million of debt and $2,014.9 million of equity. The debt-to-capitalization ratio improved to 24.1 percent from 32.1 percent at the end of fiscal 2005.

Cash as of January 1, 2006 was $118.8 million, down $35.1 million from the end of fiscal 2005, and total debt was $641.5 million, down $201.5 million since the end of fiscal 2005, together reflecting positive cash flow of $166.4 million during the first nine months of fiscal 2006. In addition to the $201.5 million of net debt payments, cash requirements for the first nine months of fiscal 2006 included $67.1 million for capital expenditures, $131.1 million for increased working capital, $8.0 million for dividends, and $56.1 million of pension contributions ($44.3 million were voluntary). These requirements were principally funded from $248.5 million of net income from continuing operations adjusted for $74.4 million of depreciation and amortization and $48.2 million of deferred taxes, $1.7 million asset impairment and $1.3 million related to the correction of prior year accounting errors, $15.6 million from the sale of common stock through stock option exercises, $25.4 million of proceeds from the sale of assets held for sale and $13.6 million from other activities.

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

At January 1, 2006, the Company was in compliance with all restrictive provisions of its loan agreements.

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

Changes in internal control over financial reporting

During the quarter ended January 1, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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