Form 10-K
period 2006-04-02
PRECISION CASTPARTS CORP
filed 2006-06-14
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 2, 2006
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 2, 2005, was $7,075,989,180.

As of the close of business on June 5, 2006, the Registrant had 135,370,792 shares of Common Stock, without par value, outstanding.

Portions of the Registrant’s Proxy Statement to be filed in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Precision Castparts Corp. (“PCC” or “the Company”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings and fasteners/fastener systems for critical aerospace and industrial gas turbine applications. The Company also provides investment castings and forgings for general industrial, automotive, armament, medical and other applications; fasteners for automotive and general industrial markets; specialty alloys, waxes and metal processing solutions for the investment casting industry; refiner plates, screen cylinders and other products for the pulp and paper industry; metal-injection-molded and ThixoFormed™ parts for automotive and other markets; metal-matrix-composite components for the electronics, transportation and communications industries; sewer systems; utility systems; and metalworking tools for the fastener market and other applications.

Products and Markets

We manufacture complex metal components and products in four principal business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. Each of these four business segments is described below.

Investment Cast Products

Our Investment Cast Products segment includes our subsidiaries PCC Structurals, PCC Airfoils and Specialty Materials and Alloys Group (“SMAG”). These operations manufacture investment castings for aircraft engines, industrial gas turbine (“IGT”) engines, airframes, medical prostheses and other industrial applications primarily in the aerospace and power generation markets. The segment also provides alloys and waxes to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 45 percent of our sales in fiscal 2006.

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

Investment casting technology involves a technical, multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process begins with the creation of a wax pattern of the part to be cast, along with wax gates and risers to create pathways through which molten metal can flow into the ceramic mold. A ceramic shell is then formed around the wax pattern, followed by melting and draining the wax from the ceramic shell. Finally, molten metal is poured into the ceramic shell, the shell is removed after the metal cools, and the part undergoes final processing and inspection.

Because of the complexity of the manufacturing process and the application of proprietary technologies, we believe we are currently one of the few manufacturers that can consistently produce the largest, complex, structural investment castings in quantities sufficient to meet our customers’ quality and delivery requirements. Our emphasis on low-cost, high-quality products and timely delivery has enabled us to become the leading supplier of structural and airfoil castings for jet aircraft and IGT engines and to expand into the structural airframe and armament markets.

The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the terrorist attacks on September 11, 2001, air travel declined significantly, resulting in several large bankruptcies for some commercial airline companies and weak financial conditions for others. This situation reduced demand for our commercial aerospace products, partially offset by military production, which increased in the aftermath of September 11. At the outset of fiscal 2005, however, the commercial replacement market began a vigorous and sustained recovery, driven by higher production rates of commercial aircraft at Airbus and Boeing that has lasted throughout fiscal 2006 and is anticipated to continue into fiscal 2007 and 2008.

Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric (GE), Pratt & Whitney, Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 40 years, and we have been supplying Pratt & Whitney (a division of United Technologies Co.) with castings for more than 30 years for its military and commercial jet engines. In addition, we have supplied small structural investment castings to Rolls-Royce for nearly 25 years and large, structural castings for nearly 20 years, most recently for use in its Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

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

We believe that trends in the manufacturing of aircraft jet engines will continue to increase our revenue per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of its considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reactivity to other elements. However, we have developed the advanced technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs.

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

Aerospace Airfoil Castings

We manufacture precision cast airfoils, which include the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This part of the engine is considered the “hot section”, where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel-based superalloys and state-of-the-art casting techniques to manufacture airfoil castings with internal cooling passages that enable the airfoils to operate in an environment with temperatures higher than the melting point of the metal.

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

The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft; the intervals between hot section maintenance, which are driven by engine cycles (takeoffs and landings); and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers and repair centers. A jet engine’s airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on engine cycles and the expected life of the airfoil casting. Based upon information from our major customers, we believe that more than half of our sales of airfoil castings used in aircraft turbine engines are replacement parts.

IGT Castings

In fiscal 1994, we began to manufacture investment castings for IGT engines. Due to recent contractual gains, our market share has increased significantly, and we believe we are the leading supplier of investment castings used in IGT engines. Domestic IGT production began declining in calendar 2001 due to weak economic conditions and falling demand for power generation capacity. However, stronger aftermarket activity began to emerge in fiscal 2005, as IGT engines delivered before the decline required overhaul and replacement of critical components. In fiscal 2006, the market started to flatten; however, PCC’s IGT business benefited from continued market share gains and the beginning stages of a recovery in OEM deliveries. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

IGT manufacturers have significantly improved the efficiency and reduced the emissions profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than the blades and vanes we manufacture for the aerospace market. Because of their size, IGT airfoils are generally more difficult to cast than smaller aerospace airfoils with the same properties.

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

Specialty Materials and Alloys

With the acquisition of SPS Technologies in December 2003, we were able to expand our vertical integration opportunities, particularly in the area of the investment casting supply chain. SMAG principally provides alloys and waxes to the Company’s investment casting operations, as well as to other companies with investment casting or other foundry operations. SMAG is comprised of Cannon Muskegon, M. Argüeso & Company (“Argüeso”), and Greenville Metals, Inc.

Cannon Muskegon principally produces alloys used by manufacturers of investment castings, which include several patented and trademarked alloys formulated specifically for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. Cannon Muskegon supplies alloys to us, as well as other companies with investment casting operations. The alloys produced by Cannon Muskegon also serve such diverse markets as medical, recreational and general industrial.

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

Forged Products

We are among the leading manufacturers of forged products for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe structural components. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. The Forged Products segment accounted for approximately 25 percent of our sales in fiscal 2006.

We manufacture forged components from sophisticated titanium and nickel-based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps and housings. These parts are made of titanium, steel or other alloys. We also provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and industrial gas turbine engines, as well as shafts, cases and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded, seamless pipe, for the domestic and international energy markets, which include nuclear and fossil-fueled power plants, co-generation projects and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

Our forging business, which employs seven different manufacturing processes, involves heating titanium, steel or high-temperature nickel alloys and then shaping them through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The seven manufacturing processes are summarized below:

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

Ring rolling—Ring rolling begins by cutting a billet to length depending upon the volume of the finished ring, then heating the billet, typically to temperatures in excess of 3,000 degrees Fahrenheit, and using the open die forging process to produce a rough-ring shape, or preform, resembling a pancake. This “pancake” is then reheated and placed over a mandrel on the ring mill, which applies radial and axial pressure to the wall of the ring, causing it to grow in diameter. Different tooling shapes may be used at this point to create contour forged rings. At the completion of the rolling process, expanders are used to size the ring to its final dimensions.

We believe that we are the world leader in producing forged rotating components for use in jet aircraft engines. These parts are forged from ingots, which are converted to billets in our cogging and extrusion presses and from metal powders (primarily nickel alloys) that are produced, consolidated and extruded into billets entirely in our own facilities. In addition, we purchase billets from outside metal suppliers.

Fastener Products

With the acquisition of SPS Technologies, Inc., we have become a leading developer and manufacturer of highly engineered fasteners, fastener systems and precision components, primarily for critical aerospace and automotive applications. More than 55 percent of Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales derives from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 23 percent of our sales in fiscal 2006.

Fastener manufacturing begins with wire or metal bar of various diameters, which is cut into fastener blanks of prescribed lengths and then heat treated. Using highly engineered tools and thread dies, the fastener blanks are then formed into complex head shapes and thread configurations to meet exacting customer requirements.

Our aerospace fasteners are manufactured from nickel and titanium alloys and are used on airframes, jet engines, aircraft wheels and brakes and landing gear assemblies. They are found in such flight- and safety-critical areas as the wing-to-fuselage, the stabilizers-to-fuselage and the engine-to-wing connections on an aircraft, as well as the airfoil-to-disc and disc-to-shaft connections on a jet engine. These fasteners are not only incorporated in new aircraft builds but are also integrally involved in the replacement cycle, particularly in aircraft engine and wheel and brake applications. The product line includes a variety of bolts, nuts, plate nuts, inserts, washers and other precision components. While the fasteners are produced to demanding customer designs, we continue to be active in developing several trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance and/or lighter weight. These include MULTIPHASE® and AEREX® nickel-based alloys and the SPS TITAN® family of titanium alloys.

Our engineered fasteners, manufactured from a variety of steel, nickel, and titanium alloys are used in automotive applications, including power trains; suspensions; steering, airbag, and seating systems, and chassis assemblies. These products have also penetrated other markets requiring proven strength, close dimensional tolerance and high reliability, such as diesel, mining, construction, heavy truck and niche general industrial applications. We have developed a broad range of technically advanced proprietary products under the brand names of UNBRAKO®, FLEXLOC®, DURLOK® and DURLOK II®, TORX®, TRU-FLEX®, TAPTITE® and MAThread™.

In January 2006, we completed the acquisition of the Shur-Lok Group, a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line significantly enhances our basket of fastener products offered to our commercial airframe customers, while increasing our market reach into other critical fastener applications.

Industrial Products

The Industrial Products segment includes our subsidiaries J&L Fiber Services, Advanced Forming Technology (“AFT”), Environmental One (“E/One”) and the PCC Precision Tool Group (“PTG”). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-molded, metal-matrix-composite and ThixoFormed™ components for numerous industrial applications. E/One produces low-pressure sewer systems for residential and commercial applications and monitoring units utilized in the power generation industry. PTG manufactures a broad range of thread-rolling dies, trimming dies, punches and pins and steel and carbide forging tools for fastener production, principally for automotive, aerospace and general industrial and other applications. The Industrial Products segment accounted for approximately 7 percent of our sales in fiscal 2006.

Refiner Plates and Screen Cylinders

We are the world leader in the design, manufacture and sale of refiner plates to the pulp and paper production markets. Refiner plates, which are highly engineered metal castings, are an integral part of the wood pulping process. Refiner plates separate wood chips into component fibers as pulp is transported through the system. The design of the refiner plate ultimately affects the quality of the paper produced. In addition, we manufacture conventional and rebuildable screen cylinders. Screen cylinders are metal filtering devices that separate the usable wood fiber from undesirable elements in the pulp slurry mix. We also rebuild refiner equipment that is used in the pulping process. Approximately 95 percent of J&L Fiber Services’ sales are derived from replacement parts.

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

Sewer Systems and Utility Systems

We are the leading manufacturer of advanced technology sewer systems that provide an alternative to traditional gravity sewers. Gravity systems must be accurately placed and bedded along a continuous downward grade, usually involving a large main and major excavation costs to install. E/One’s low-pressure sewer systems require only a shallow trench and small two-to-four-inch-diameter piping, providing application flexibility for septic tank replacement and installation in terrains where gravity systems will not function. In addition, our E/One utility systems provide condition monitoring and predictive maintenance for electric utilities and independent power producers. These products range from critical gas monitoring units to peripheral auxiliaries associated with generator gas cooling and seal oil systems.

Metalworking Tools

The Precision Tool Group, which is comprised of Reed-Rico®, Hi-Life Tools and Howell Penncraft business units, manufactures and supplies consumable, precision tools to worldwide markets. Our products encompass the complete range of tools required by fastener and special-formed parts manufacturers in the aerospace, automotive and general industrial sectors. Major products include thread-rolling dies, trimming dies, punches and pins, and steel and carbide forging tools. Our comprehensive range of tooling is manufactured in a variety of materials, heat treatment and surface treatment combinations to optimize tool life and “tool ownership” costs for our customers. Our tooling business includes product lines manufactured under the names Reed-Rico®, Astro Punch®, Howell Penncraft, Hi-Life Tools and Titan®.

Sales and Distribution

We sell our complex metal components and products into four major market areas: aerospace, power generation, automotive, and general industrial and other. The percentage of sales to these markets is shown below for fiscal years 2006, 2005 and 2004.

Our sales to the aerospace market of $2,094.3 million in fiscal 2006 increased 30 percent from $1,609.8 million in fiscal 2005. Sales to the aerospace market as a percentage of total net sales increased from 55 percent in fiscal 2005 to 59 percent in fiscal 2006.

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

For information on revenue to external customers, profit or loss and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data.

Major Customers

Sales to General Electric were 16.7 percent, 16.5 percent and 22.2 percent of total sales in fiscal 2006, 2005 and 2004, respectively, as follows:

	Fiscal
	2006	2005	2004
Investment Cast Products	$384.8	$330.3	$308.1
Forged Products	181.5	126.7	110.8
Fastener Products	24.4	22.0	5.0
Industrial Products	1.1	3.4	1.5

	$591.8	$482.4	$425.4

No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls-Royce are also considered our key customers, and the loss of their business could have a material adverse effect on the Company’s financial results.

Backlog

The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $3,102.6 million as of April 2, 2006, $2,344.4 million as of April 3, 2005, and $1,517.5 million as of March 28, 2004. The majority of the backlog is for sales to aerospace customers in the Investment Cast Products, Forged Products and Fastener Products segments. The growth at the end of fiscal 2006 is due to higher levels of material pass-through, the Company’s overall sales growth and the addition of several acquisitions. Approximately 82 percent of the Company’s backlog is expected to be filled within the next fiscal year.

The majority of sales to customers is made on individual purchase orders generated from long-term agreements. Most of our orders are subject to termination by the customer upon payment of the cost of work in process, plus a related profit factor. Historically, we have not experienced significant order cancellations.

Competition

We are subject to substantial competition in all of the markets we serve. Components and products similar to those we make can be produced by competitors using either the same types of manufacturing processes or other forms of manufacturing. Although we believe our manufacturing processes, technology and experience provide advantages to our customers, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the components and products we make. Despite intense competition, we believe we are the number one or two supplier in most of our principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid us in maintaining our competitive advantages.

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

In the Forged Products segment, our largest competitors are Ladish Co., Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Inc. and Schultz Steel Company for aerospace structural products and Mannesmann A.G. and Sumitomo Corporation for energy products. In the future, we may face increased competition from international companies as customers seek lower cost sources of supply.

International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where “offset” or “local content” requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. We continue to strive to maintain competitive advantages with high-quality products, low-cost manufacturing, excellent customer service, and delivery and expertise in engineering and production.

In the Fastener Products segment, we compete with a large number of companies based primarily on technology, price, service, product quality and performance. Of these companies, we consider Alcoa Inc., LISI, and McKecknie to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance and service to our customers.

In the Industrial Products segment, we compete with a large number of companies in each of the markets served. The major competitive factors affecting these other business areas include product design and quality, performance characteristics, pricing and product availability.

Research and Development

We have departments involved in research and development at PCC Structurals, PCC Airfoils, SMAG, Wyman-Gordon and Fastener Products, as well as within the Industrial Products segment. The research and development effort at these locations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities amounted to $6.6 million in fiscal 2006, $5.2 million in fiscal 2005 and $5.0 million in fiscal 2004. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

At April 2, 2006, we had approximately 16,000 employees within our four segments, including approximately 7,800 employees in the Investment Cast Products segment, 2,100 employees in the Forged

Products segment, 4,800 employees in the Fasteners segment and 1,300 employees in the Industrial Products segment. In addition, we had 63 employees in corporate functions. Approximately 20 percent of the Company’s employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate four collective bargaining agreements affecting less than 2 percent of the workforce during fiscal 2007. Management believes that labor relations in the Company have generally been satisfactory.

Patents and Trademarks

From time to time, we seek U.S. and foreign patent protection on certain of our processes and products. We have also federally registered several of our trademarks in the U.S. We do not view patents or trademarks as materially important to our business as a whole. We also have rights and obligations under various license agreements. We receive no significant royalty income from patents.

Materials & Supplies

We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used in our investment casting, forged and fastener products. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of the tool-grade steel we use may also be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations

We purchase products from and supply products to businesses located outside the U.S. We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches. Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. Information with respect to sales and assets by geographic location is included in “Item 8. Financial Statements and Supplementary Data.”

Environmental Compliance

The Company is subject to various federal and state environmental laws concerning, among other things, water discharges, air emissions, waste management, toxic use reduction and environmental cleanup. Environmental laws and regulations continue to evolve and it is likely we will be subject to increasingly stringent environmental standards in the future (particularly under air quality and water quality laws) and we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances.

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. At April 2, 2006, we had accrued aggregate environmental reserves of approximately $35.5 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters.

The Company has been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under CERCLA, and under similar state statutes, PRPs are jointly and severally liable, and therefore, the Company is potentially liable to the government or third parties for the full cost of remediating contamination at the Company’s facilities or former facilities or at third-party sites where the Company has been designated a PRP. In estimating its current reserves for environmental matters, the Company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other PRPs, who may be jointly and severally liable. In the unlikely event that the Company is required to fully fund the remediation of a site, the statutory framework would allow the Company to pursue rights of contribution from other PRPs. The Company has been identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Harvey GRQ Site, Harvey, Illinois; and Peterson-Puritan Site, Cumberland, Rhode Island.

The Company has notified its insurers of potential environmental cleanup liabilities at various facilities, including the Superfund Sites identified above, and has asserted that it is entitled to recover its defense and indemnity costs incurred, and to be incurred, under certain historic insurance policies. During 2002, the Company settled its defense and indemnity claims with Wyman-Gordon’s primary carrier. The Company did not settle any defense or indemnity claims against Wyman-Gordon’s excess carriers. The Company has also asserted indemnity claims against third-parties for certain sites and we expect to recover a portion of our losses with respect to these sites.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarified the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a large obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with FIN 47, PCC will record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. However, at this time, the Company has not recognized a liability under FIN 47 for environmental retirement obligations, primarily because the fair market value of such obligations cannot be reasonably estimated because the settlement dates are unknown at this time.

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

Available Information

The Company’s financial information (annual report, 10-K, 10-Q, proxy) filed with the Securities and Exchange Commission, as well as current reports on Form 8-K, quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the code of ethics that applies to the Registrants’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) may be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 1A.	RISK FACTORS

We may encounter difficulties associated with integration of acquired businesses and fail to realize anticipated benefits.

In January 2006, we completed the acquisition of the Shur-Lok Group, a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. In May 2006, we acquired Special Metals Corporation (“SMC”). SMC is a world leader in the production of high-performance nickel-based alloys and super alloys. The success of those and prior transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate many new employees and to implement reporting, monitoring and forecasting procedures. Our failure to adequately address these acquisition risks could cause us to fail to realize the benefits we anticipated from the transactions.

Recent and future acquisitions could subject us to a number of operational risks.

We have completed several recent acquisitions and expect that we will continue to make acquisitions of, investments in, and strategic alliances with complementary businesses, products and technologies to enable us to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management’s attention from our core businesses;

•	potential loss of key employees or customers of the acquired businesses;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	increase in our indebtedness and a limitation in our ability to access additional capital when needed.

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 59 percent of our total sales in fiscal 2006, 55 percent in fiscal 2005 and 62 percent in fiscal 2004. Our power generation sales constituted 18 percent of our total sales in fiscal 2006, 18 percent of total sales in fiscal 2005 and 17 percent in fiscal 2004.

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. commercial aviation industry continues to face challenges arising from competitive pressures and increased fuel costs. Demand for commercial aircraft is further influenced by airline industry profitability, trends in airline passenger traffic, by the state of US and world economies and numerous other factors including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy and the level of activity in regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. While we enjoyed both strong commercial and military aerospace markets in fiscal 2006 and we anticipate that they will continue through fiscal 2007, a future downturn or reduction in demand could have a material adverse effect on the Company’s business.

The power generation market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for the Company’s industrial gas turbine products could have a material adverse effect on the Company’s business.

In addition to the aerospace and power generation markets, we sell products and services to customers in the pulp and paper, and general industrial and other markets (including the automotive market). Each of these markets is cyclical in nature. Customer demand for the Company’s products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on the Company’s business.

Our business is dependent on a small number of customers.

A substantial portion of our business is conducted with a relatively small number of large customers, including General Electric Company, United Technologies Corporation and Rolls Royce plc. General Electric accounted for approximately 16.7 percent, 16.5 percent and 22.2 percent of our total sales for fiscal 2006, 2005 and 2004, respectively. No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls Royce are also considered our key customers. A financial hardship experienced by any one of these three customers, the loss of any of them, or a further reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.

Sales to the military sector constituted approximately 17.5 percent, 18.5 percent and 22.3 percent of our fiscal 2006, 2005 and 2004 sales, respectively. U.S. defense spending is subject to US Congressional appropriations and to political pressures that influence the programs that are funded and those that are cancelled. Reductions in defense budgets or military aircraft procurement or delays in funding could adversely affect the Company’s business.

The competitive nature of our business results in significant price concessions to our customers and increased pressure to reduce our costs.

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant long term price concessions to our customers in the aerospace and power generation markets in recent years, and we expect customer pressure for price concessions to continue. Maintenance of our profitability will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, or if we are unable to continue to compete effectively, our business will suffer. Our effectiveness in managing our cost structure will be a key determinator of future profitability and competitiveness.

Our business is dependent on a number of raw materials that are subject to volatility in price and availability.

We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals may be influenced by private or government cartels, changes in world politics, and unstable governments in exporting nations and inflation. These metals are required for the alloys used in our investment castings, forged products and fasteners. In fiscal 2006, we and other industry participants experienced periods of increased delivery times and increased prices for nickel-based and titanium alloys, tool-grade steel and certain other raw materials critical to our business. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers but we are not able to fully offset the effects of higher raw material costs. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased margins or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

Our business is affected by federal rules, regulations and orders applicable to government contractors.

A number of our products are manufactured and sold under U.S. government contracts or subcontracts. Consequently, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. From time to time we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consuming of internal resources. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect.

Our business is subject to environmental regulations and related liabilities and liabilities associated with chemicals and substances in the workplace.

We are subject to various federal and state environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future (particularly under air quality and water quality laws). We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties or the need to install pollution control equipment that could be costly. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to environmental laws that impose liability for historical releases of hazardous substances.

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

We have been named as a “potentially responsible party” at sites identified by the Environmental Protection Agency and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and similar state statutes. Under CERCLA, and under similar state statutes, potentially responsible parties are jointly and severally liable, and therefore, the Company will continue to be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a potentially responsible party. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRP’s, who may be jointly and severally liable. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other potentially responsible parties. It is also possible that we will be designated a potentially responsible party at additional sites in the future.

Like many other industrial companies in recent years, we are defendants in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace, including asbestos. To date, we have been dismissed from a number of these suits and have settled a number of others. The outcome of litigation such as this is difficult to predict and a judicial decision unfavorable to us could be rendered, possibly causing serious harm to our business.

Our business is subject to risks associated with international operations.

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2006, approximately 16 percent of our total sales were attributable to our non-U.S. subsidiaries, in 2005, approximately 16 percent and in 2004, approximately 14 percent. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

•	currency fluctuations;

•	difficulties in staffing and managing multi-national operations;

•	general economic and political uncertainties and potential for social unrest in countries in which we operate;

•	limitations on our ability to enforce legal rights and remedies;

•	restrictions on the repatriation of funds;

•	changes in trade policies;

•	tariff regulations;

•	difficulties in obtaining export and import licenses; and

•	the risk of government financed competition.

Any lower than expected rating of our bank debt and debt securities may adversely affect our business.

Two rating agencies, Moody’s and Standard & Poor’s (S&P), rate our debt securities. Moody’s reaffirmed our debt rating and S&P upgraded our debt rating during fiscal 2006. However, if the rating agencies were to reduce their current ratings, our interest expense would increase and the instruments governing our indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or our ability to take advantage of potential business opportunities. These modifications also could require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.

Our business involves risks associated with complex manufacturing processes.

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment may result in production delays, revenue loss and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our businesses requires us continuously to implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns and increased costs. Any disruption of operations at our facilities due to equipment failures or process interruptions could have a material adverse effect on our business.

If our relations with our union employees were to deteriorate, we may be faced with labor shortages, disruptions or stoppages, which could adversely affect our business and reduce our operating margins and income.

Our operations rely heavily on maintaining good relations with our employees, and any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 20% of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate four collective bargaining agreements affecting less than 2 percent of the workforce during fiscal 2007. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

We are subject to litigation including product warranty and product liability risks that could adversely affect our operating results.

We produce many critical parts for commercial and military aircraft. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture our parts to strict contractually-established standards and tolerances using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to product warranty costs and claims. These costs are generally not insured. We are parties to legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty. We estimate material loss contingencies and establish reserves based on our analysis of the contingencies in accordance with GAAP. Developments in the legal proceedings may affect our assessment and estimates recorded as a liability or reserve and could result in an adverse effect on our results of operations in the period in which a liability would be recognized. See Item 3. “Legal Proceedings” in this Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	24,669	—	24,669
Foreign	—	—	—	—
Investment Cast Products
Domestic	45	626,345	2,805,260	3,431,605
Foreign	6	156,000	372,960	528,960
Forged Products
Domestic	13	—	2,569,838	2,569,838
Foreign	7	263,827	703,194	967,021
Fastener Products
Domestic	17	887,805	1,320,000	2,207,805
Foreign	19	477,276	654,325	1,131,601
Industrial Products
Domestic	17	237,990	516,850	754,840
Foreign	3	75,000	59,150	134,150
Discontinued Operations
Domestic	6	38,289	287,332	325,621
Foreign	—	—	—	—
Total Company
Domestic	100	1,815,098	7,499,280	9,314,378
Foreign	35	972,103	1,789,629	2,761,732

Total	135	2,787,201	9,288,909	12,076,110

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products. We continue to expand our manufacturing capacity to meet anticipated market demand for our products; see “Item 7. Management’s Discussion and Analysis.”

ITEM 3.	LEGAL PROCEEDINGS

For a description of claims relating to environmental matters, see “Item 1. Business-Environmental Compliance.”

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT(a)

Name	Officer Since	Age	Position Held With the Registrant
Mark Donegan	(b) 1992	49	Chairman and Chief Executive Officer
William D. Larsson	(c) 1980	60	Senior Vice President and Chief Financial Officer
Ross M. Lienhart	(d) 2004	53	Senior Vice President and President-PCC Structurals
Steven G. Hackett	(e) 2004	49	Senior Vice President and President-Fastener Products
Dennis L. Konkol	(f) 2004	47	Senior Vice President and President-Industrial Products
Christopher L. Ayers	(g) 2005	39	Senior Vice President and President-Wyman-Gordon
Kenneth D. Buck	(h) 2005	46	Senior Vice President and President-PCC Airfoils
Roger A. Cooke	(i) 2000	57	Vice President-Regulatory and Legal Affairs and Secretary
Shawn R. Hagel	(j) 1997	40	Vice President, Corporate Controller and Assistant Secretary
Geoffrey A. Hawkes	(k) 1999	47	Vice President, Treasurer and Assistant Secretary
Mark R. Roskopf	(l) 1999	44	Vice President-Corporate Taxes and Assistant Secretary
Byron J. Gaddis	(m) 2000	49	Vice President and Chief Information Officer
Kirk G. Pulley	(n) 2004	37	Vice President-Strategic Planning and Corporate Development

(a)	The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.
(b)	Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President-Wyman-Gordon in 1999. Previously served as President-PCC Structurals.
(c)	Elected Vice President-Finance in 1980. Named Vice President and Chief Financial Officer in 1993. Elected Senior Vice President in 2000.
(d)	Elected Senior Vice President and President-PCC Structurals in 2004. Previously served as Vice President of PCC Structurals large parts business operations.
(e)	Elected Senior Vice President and President-Fastener Products Division in 2004. Previously, he was Vice President in charge of PCC Structurals’ small structural business operations.
(f)	Elected Senior Vice President and President-Industrial Products Division in 2004. He was named President of PCC’s Industrial Products business in March 2003. Previously, he was President of J&L Fiber Services.
(g)	Elected Senior Vice President and President-Wyman Gordon in 2005. Previously served as the President of Wyman-Gordon Forgings West.
(h)	Elected Senior Vice President and President-PCC Airfoils in 2005. Previously served as the President of PCC Airfoils and Vice President and General Manager of the Minerva Plant.
(i)	Elected Vice President-Regulatory and Legal Affairs and Secretary in 2000.
(j)	Elected Corporate Controller and Assistant Secretary in 1997 and Vice President in 2000.
(k)	Elected Treasurer and Assistant Secretary in 1999 and Vice President in 2000.
(l)	Elected Director of Corporate Taxes and Assistant Secretary in 1999 and Vice President-Corporate Taxes in 2000.
(m)	Elected Chief Information Officer and Vice President in 2000.
(n)	Elected Vice President-Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 2, 2006, there were 6,564 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. For information concerning the quarterly high and low closing prices of PCC common stock, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (1)

(Unaudited) (In millions, except employee, shareholder and per share data)	2006	2005	2004	2003	2002
Net sales	$3,546.4	$2,919.0	$1,913.1	$1,808.5	$2,191.3
Net income (loss):
Continuing operations	$349.1	$239.5	$126.9	$150.6	$71.4
Net income (loss)	$350.6	$(1.7)	$117.9	$124.3	$42.4
Net income (loss) excluding goodwill amortization	$350.6	$(1.7)	$117.9	$124.3	$69.3
Return on sales from continuing operations	9.8%	8.2%	6.6%	8.3%	3.3%
Return on beginning shareholders’ investment from continuing operations	19.6%	14.0%	12.0%	15.8%	7.9%
Net income (loss) per common share (basic):
Continuing operations	$2.62	$1.83	$1.13	$1.44	$0.69
Net income (loss)	$2.63	$(0.01)	$1.05	$1.19	$0.41
Net income (loss) excluding goodwill amortization	$2.63	$(0.01)	$1.05	$1.19	$0.67
Net income (loss) per common share (diluted):
Continuing operations	$2.57	$1.80	$1.10	$1.42	$0.68
Net income (loss)	$2.58	$(0.01)	$1.02	$1.17	$0.41
Net income (loss) excluding goodwill amortization	$2.58	$(0.01)	$1.02	$1.17	$0.66
Weighted average shares of common stock outstanding
Basic	133.3	130.6	112.8	104.8	103.2
Diluted	135.7	133.0	115.2	106.0	104.6
Cash dividends declared per common share (2)	$0.105	$0.06	$0.06	$0.06	$0.06
Working capital	$465.4	$433.4	$274.7	$161.1	$151.4
Total assets	$3,751.2	$3,625.0	$3,755.5	$2,467.6	$2,565.7
Total debt	$676.6	$843.0	$1,077.5	$692.1	$901.5
Total equity	$2,140.5	$1,780.4	$1,714.6	$1,061.7	$951.8
Total debt as a percent of total debt and equity	24.0%	32.1%	38.6%	39.5%	48.6%
Book value per share	$15.84	$13.45	$13.25	$10.05	$9.12
Capital expenditures (3)	$99.4	$67.6	$68.0	$71.3	$125.3
Number of employees (4)	16,040	15,384	16,672	11,866	13,813
Number of shareholders of record	6,564	5,633	5,429	5,685	6,143

(1)	All share and per share information has been restated to reflect the 2-for-1 stock split effective September 2005
(2)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters
(3)	Includes capital expenditures of discontinued operations
(4)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business overview

Precision Castparts Corp. (“PCC” or the “Company”) completed another successful year in fiscal 2006, attaining record levels of sales, operating income, net income and earnings per share. These results reflected continuing strong conditions in the Company’s core aerospace and power generation markets, which were driven by increased OEM build rates, significant market share gains and strong aftermarket sales. The Company also benefited from continuing cost reductions and operational improvements across most of its businesses.

During the year, the Company executed on key acquisition strategies to strengthen its market positions and achieve profitable growth well into the future. In the Fastener Products segment, aerospace operations were bolstered by a full year of sales from Air Industries Corporation (“AIC”), which was acquired in late March 2005, and from the acquisition of the Shur-Lok Group in January 2006. These companies greatly expanded the manufacturing capabilities and range of products that the Fastener Products segment offers to its commercial airframe customers, and they helped to counteract the impact of sluggish conditions in the automotive sector by propelling the segment to operating margins in excess of 17 percent for the year.

In May 2006, approximately two months into fiscal 2007, the Company received the necessary regulatory approvals and was able to complete the acquisition of Special Metals Corporation (“SMC”), a world leader in the production of high-performance nickel-based alloys and super alloys. With annual sales in excess of $1.0 billion, SMC will provide the Company with near-term and long-term opportunities for profitable growth and significant value creation. As with past acquisitions, PCC will aggressively drive operational efficiencies through SMC with the same vigor and intensity that it gives to its current businesses.

In addition to growth coming from the acquisition of SMC, the Company expects OEM build rates will continue to increase in both the aerospace and power generation markets during fiscal 2007, combined with continued market share gains and strong aftermarket sales. PCC has positioned itself on the right platforms, and is currently developing products for new generation aircraft programs, such as the Airbus A380, the Boeing 787, and the JSF and F-22 military aircraft, and expect to have similar opportunities on projects like the Airbus A350. To handle the additional demand for aerospace products, the Company plans to increase manufacturing capacity during fiscal 2007. In addition, the Company expects sales of seamless extruded pipe will increase greater than 15 percent in fiscal 2007, principally driven by increasing demand from the growing power generation market in Asia.

PCC believes there continues to be abundant opportunities for further cost reductions and operational efficiencies in every one of its businesses. The realization of these cost improvements, combined with leverage from increasing sales volume, will drive expected margin improvements and value creation in fiscal 2007.

	Fiscal Year
	2006	2005	Change	% Change
Net sales	$3,546.4	$2,919.0	$627.4	21%
Cost of goods sold	2,739.1	2,265.4	473.7	21
Selling and administrative expenses	250.7	233.3	17.4	7
Restructuring and impairment	2.3	1.6	0.7	44
Interest expense, net	41.4	56.6	(15.2)	(27)

Income before income tax and minority interest	512.9	362.1	150.8	42
Income tax expense	162.2	121.3	40.9	34
Minority interest	(1.6)	(1.3)	(0.3)	23

Net income from continuing operations	349.1	239.5	109.6	46
Net income (loss) from discontinued operations	1.5	(241.2)	242.7	101

Net income (loss)	$350.6	$(1.7)	$352.3	20,724%

Net income per share from continuing operations (basic)	$2.62	$1.83	$0.79	43%
Net income (loss) per share from discontinued operations (basic)	0.01	(1.84)	1.85	101

Net income (loss) per share (basic)	$2.63	$(0.01)	$2.64	26,400%

Net income per share from continuing operations (diluted)	$2.57	$1.80	$0.77	43%
Net income (loss) per share from discontinued operations (diluted)	0.01	(1.81)	1.82	101

Net income (loss) per share (diluted)	$2.58	$(0.01)	$2.59	25,900%

	Fiscal Year
Sales by Market	2006	2005	Change	% Change
Aerospace	$2,094.3	$1,609.8	$484.5	30%
% of total	59%	55%
Power Generation	641.3	510.1	131.2	26
% of total	18%	18%
Automotive	281.0	275.6	5.4	2
% of total	8%	9%
General Industrial and Other	529.8	523.5	6.3	1
% of total	15%	18%

Total Sales	$3,546.4	$2,919.0	$627.4	21%
% of total	100%	100%

Total sales for fiscal 2006 were $3,546.4 million, an increase of $627.4 million, or 21 percent from fiscal 2005 sales of $2,919.0 million. Total aerospace sales increased 30 percent over fiscal 2005 levels, and increased from 55 percent of total sales in fiscal 2005 to 59 percent of total sales in fiscal 2006. Power generation sales increased 26 percent over fiscal 2005 levels, and remained at 18 percent of total sales in fiscal 2006. Sales to the automotive market grew by 2 percent and sales to the general industrial and other markets increased 1 percent. The increase in sales was principally driven by improving conditions in the aerospace and power generation markets, as well as the impact of material pass-through pricing, which increased sales by approximately $210 million in fiscal 2006 compared to $75 million in fiscal 2005. The addition of Air Industries Corp. (“AIC”), which was acquired late in the fourth quarter of fiscal 2005, and the Shur-Lok Group, which was acquired in the fourth quarter of fiscal 2006, also contributed to the sales increase. According to JSA Research, as of December 2005, commercial aircraft deliveries were forecasted to increase approximately 10 percent in calendar year 2005 from calendar year 2004 and are forecast to continue to increase approximately 21 percent in calendar year

2006. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these calendar 2006 forecasted increases during the first half of fiscal 2006. In addition, continued growth in the seamless pipe market contributed to increased sales in the Forged Products segment.

Cost of goods sold was $2,739.1 million, or 77 percent of sales, in fiscal 2006 as compared to $2,265.4 million, or 78 percent of sales, in fiscal 2005. The improvement in the year-over-year percentage reflects the impact of leverage from higher sales volume and improved operating efficiencies, partially offset by increased raw material costs and lower sales prices in fiscal 2006.

Selling and administrative expenses were $250.7 million, or 7 percent of sales, in fiscal 2006 compared to $233.3 million, or 8 percent of sales, in fiscal 2005. The improved year-over-year percentage was primarily due to the leverage from the higher sales volume.

Net income from continuing operations for fiscal 2006 was $349.1 million, or $2.57 per share (diluted), which included restructuring and asset impairment charges totaling $0.02 per share (diluted). By comparison, net income from continuing operations for fiscal 2005 was $239.5 million, or $1.80 per share (diluted), which included restructuring and impairment charges totaling $0.01 per share (diluted). Fiscal 2006 net income after discontinued operations was $350.6 million, or $2.58 per share (diluted), compared with a net loss of $1.7 million, or $0.01 per share (diluted) in fiscal 2005. The fiscal 2005 net loss includes charges totaling $248.0 million, or $1.86 per share (diluted), related to the Company’s decision to sell the pumps and valves businesses.

Business acquisitions

Fiscal 2006

On January 6, 2006, PCC completed the acquisition of the Shur-Lok Group, which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million in cash. Shur-Lok is a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line significantly enhances the basket of fastener products the Company can offer to its commercial airframe customers, while increasing market reach into other critical fastener applications. Shur-Lok operates as part of the Fastener Products segment.

Fiscal 2005

On March 8, 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation (“AIC”) for approximately $198.3 million paid in cash. AIC is a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys. This acquisition is expected to significantly enhance PCC’s presence in the aerospace fastener market by expanding the range of fastener products offered to PCC’s aerospace customers. AIC operates as part of the Fastener Products segment.

Fiscal 2004

On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. SPS was acquired to strengthen and build upon the Company’s core businesses, technologies and customer relationships. In addition, SPS’ complementary manufacturing processes provide the Company with opportunities to enhance efficiencies and reduce costs. The aggregate purchase price was $728.8 million, which included $294.2 million of cash, PCC common stock valued at $425.1 million and $9.5 million of cash paid for transaction fees. In addition, SPS paid $39.3 million for change of control payments and transaction fees as of the close of the transaction. The value of the 9.3 million shares of PCC common stock issued in connection with the acquisition was determined based on the quoted market price of PCC’s common stock on and around the date of the close of the transaction.

SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial markets. SPS’ former Specialty Materials and Alloys group now operates as part of the Investment Cast Products segment. A new segment, Fastener Products, was established and comprises SPS’ former Aerospace Fasteners and Engineered Fasteners groups. SPS’ former tool group now operates as part of the Industrial Products segment. In addition, three former SPS businesses—Dacar, which was sold in the third quarter of fiscal 2005, Magnetics, which was sold in the fourth quarter of fiscal 2005 and Mohawk, which was sold in the first quarter of fiscal 2006—were classified as held for sale in the third quarter of fiscal 2004, and their results were included in discontinued operations until their disposition.

Discontinued operations

The Company’s financial statements were significantly impacted by activities relating to the planned divestiture of a number of PCC’s businesses. These businesses have been accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified.

Fiscal 2005

In the second quarter of fiscal 2005, the Company made the decision to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One and PCC Eurovalves. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations. The E/One business was retained and is now included in the Industrial Products segment. The sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005, and PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006. PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill. The remainder of the charge related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell. Approximately $240.0 million of the charge was non-cash. Subsequent to the second quarter of fiscal 2005, the Company recorded additional write-downs related to the disposition of the pumps and valves businesses, bringing the total net loss on disposal to $247.7 million through April 2, 2006.

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

In the second quarter of fiscal 2004, the Company incurred asset impairment and disposal charges associated with its decision to sell Newmans, a valve distribution company of PCC Flow Technologies. It was determined that Newmans’ distribution business did not fit with PCC’s manufacturing-focused operations and was not performing to the Company’s expectations. The Company’s decision to sell Newmans resulted in a charge of $19.2 million, principally related to the write-down of assets to net realizable value. The Newmans business was sold in the third quarter of fiscal 2004.

Restructuring, asset impairment and other non-recurring charges

The following table provides significant components of amounts recorded in the Consolidated Statements of Operations related to the Company’s restructuring and asset impairment charges.

Fiscal	2006	2005	2004
Provision for restructuring:
Severance	$0.6	$—	$8.2
Other	—	0.1	1.4
Impairment of long-lived assets	1.7	1.5	1.3

Total	$2.3	$1.6	$10.9

Fiscal 2006

During the third quarter of fiscal 2006, PCC recorded restructuring and asset impairment charges of $2.3 million, which included $1.7 million primarily due to the write down of a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment and $0.6 million for severance costs associated with headcount reductions related to downsizing the Company’s tooling operation in Ireland. The tax-effected impact of these charges was $1.9 million, or $0.02 per share (diluted).

Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions. Based on the Company’s most recent assessment, there are no current plans to restructure operations in fiscal 2007.

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

The investigation at Wyman-Gordon Forgings Houston identified errors in the Company’s financial statements from fiscal 2001 through the first quarter of fiscal 2006. These errors, which totaled $1.8 million, represented a net overstatement of expenses through the first quarter of fiscal 2006. The errors primarily related to the failure to properly reconcile accounts and the misapplication of GAAP and Company accounting policies. There were also timing errors related to the improper recognition of revenue within fiscal 2005 of $0.2 million and between the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 of $0.2 million. The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The investigation at J&L Fiber Services, Inc. identified errors in the Company’s financial statements from fiscal 2003 through the first quarter of fiscal 2006. These errors, which totaled $5.6 million, represented a net understatement of expenses through the first quarter of fiscal 2006. The errors primarily related to the overstatement of inventories resulting from the failure to properly record excess and obsolete reserves and inadequate cycle counting procedures, the failure to properly reconcile accounts, and the misapplication of GAAP and Company accounting policies, which included improper deferral of expenses. The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to the Company’s consolidated financial statements for any interim or annual period in which the errors were found. In reaching this conclusion, the Company reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” in order to determine that the misstatements were not material on a quantitative or qualitative basis. As a result, the Company recorded a cumulative adjustment in the second quarter of fiscal 2006. The net impact of these corrections was a decrease to pre-tax income and net income of $3.8 million and $1.9 million or $0.01 per share (diluted), respectively, in fiscal 2006.

The Company took immediate action to address the cause of these errors, including termination of certain individuals, the development of improved policies and procedures, and enhancement of internal controls. In addition, high-level reviews at nine additional locations were performed as part of the independent investigation. The findings did not result in identification of any issues that required further investigation. Management has completed an assessment of the effectiveness of its internal controls in relation to these findings. Based on management’s review and analysis, it was concluded that the control deficiencies that resulted in the errors to the prior period financial statements discussed above were not independently material weaknesses and that when aggregated with other deficiencies also did not constitute a material weakness in the Company’s internal control over financial reporting.

Outlook

The Company expects that the aerospace and power generation markets will continue to strengthen in fiscal 2007 as commercial aircraft build-rates and large-frame OEM industrial gas turbine deliveries increase. The momentum in aftermarket demand and market share gains is also expected to continue.

With the acquisition of SMC, PCC expects some shift in its product mix, with approximately 54 percent of sales going to the aerospace market (versus 59 percent last year) and approximately 23 percent of sales going to general industrial markets (versus 15 percent last year). PCC’s base general industrial markets are also expected to grow due to increases in non-aerospace military programs such as the howitzer armament program and other land and marine-based ordnance programs. Overall, base business sales are expected to approximate market growth for the aerospace, power generation and automotive markets, and approximate GDP for other markets. The acquisition of SMC is expected to increase fiscal 2007 sales by more than 25 percent over fiscal 2006 levels.

Operating earnings are expected to benefit from the sales volume increases from the base businesses, continued operating improvements, and 10 months of sales from SMC. Operating margins of the Company’s base business, as a percent of sales, is also expected to show improvement over fiscal 2006 levels principally due to leverage from higher sales volume and improved operating performance, partially offset by the dilutive impact of increased material pass-through pricing and the impact of expensing stock options. Operating margins will also be diluted by the addition of SMC, which has lower operating margins than the Company’s base business.

Financial results by segment

PCC has organized the Company’s business segments along its four major product lines and reports financial results in the following four segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. Operating income amounts discussed below exclude restructuring and asset impairment charges and other expense.

	Fiscal Year			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales
Investment Cast Products	$1,609.4	$1,360.6	$1,042.8	18%	30%
Forged Products	879.4	631.7	502.4	39	26
Fastener Products	828.0	691.3	181.3	20	281
Industrial Products	229.6	235.4	186.6	(2)	26

Consolidated net sales	$3,546.4	$2,919.0	$1,913.1	21%	53%

Segment operating income
Investment Cast Products	$321.9	$256.0	$190.4	26%	34%
% of sales	20%	19%	18%
Forged Products	108.1	76.1	64.7	42	18
% of sales	12%	12%	13%
Fastener Products	144.3	88.3	13.5	63	554
% of sales	17%	13%	7%
Industrial Products	31.3	42.5	32.5	(26)	31
% of sales	14%	18%	17%
Corporate expense	(49.0)	(42.6)	(26.9)	(15)	(58)

Total segment operating income	556.6	420.3	274.2	32%	53%
% of sales	16%	14%	14%
Provision for restructuring and impairment	2.3	1.6	10.9
Other expense	—	—	11.2
Interest expense, net	41.4	56.6	53.3

Consolidated income before income taxes and minority interest	$512.9	$362.1	$198.8

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and the Specialty Materials and Alloys Group (“SMAG”), which was acquired with SPS in the third quarter of fiscal 2004. These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, industrial gas turbine (IGT) engines, airframes, armaments, medical prostheses and other industrial applications.

	Fiscal Year			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Sales by Market
Aerospace	$1,023.4	$847.7	$722.7	21%	17%
% of total	64%	62%	69%
Power Generation	371.8	333.0	233.0	12	43
% of total	23%	24%	22%
Automotive	18.1	9.7	7.1	87	37
% of total	1%	1%	1%
General Industrial & Other	196.1	170.2	80.0	15	113
% of total	12%	13%	8%

Total Sales	$1,609.4	$1,360.6	$1,042.8	18%	30%
% of total	100%	100%	100%

Operating income	$321.9	$256.0	$190.4	26%	34%
% of sales	20%	19%	18%

Fiscal 2006 compared with fiscal 2005

The Investment Cast Products segment reported fiscal 2006 sales of $1,609.4 million and operating income of $321.9 million, or 20 percent of sales. Fiscal 2006 sales increased 18 percent from the prior year’s sales of $1,360.6 million, and operating income increased by 26 percent over the prior year’s operating income of $256.0 million, or 19 percent of sales. The increase in sales reflects market share gains, ramped-up commercial aerospace OEM build schedules and strengthening demand in the aerospace and IGT aftermarket businesses. Fiscal 2006 sales also include approximately $76 million of higher pricing related to pass-through of increased material costs compared to $42 million in fiscal 2005. The increase in operating income principally reflected the impact of the higher sales volume and improved performance, partially offset by higher raw material costs, primarily titanium and nickel, which have increased approximately 94 percent and 4 percent, respectively, on the TI 6-4 Bulk Weldables Index (metalprices.com) and London Metals Exchange (Bloomberg), respectively, compared to fiscal 2005. The continued improvement in operating margins as a percentage of sales was mainly due to the leverage from the higher sales volume and improved manufacturing performance, partially offset by the impact of lower selling prices from contractual agreements, higher raw material costs and pass-through pricing.

The Investment Cast Products segment anticipates higher sales in fiscal 2007, primarily driven by increased demand from commercial aerospace customers. Operating margins, as a percent of sales, are expected to improve in fiscal 2007 as a result of leverage from the higher sales volume and continued improvements in operating efficiencies, partially offset by the dilution from pass-through pricing.

Fiscal 2005 compared with fiscal 2004

The Investment Cast Products segment reported fiscal 2005 sales of $1,360.6 million and operating income of $256.0 million, or 19 percent of sales. Fiscal 2005 sales increased 30 percent from the prior year’s $1,042.8 million, and operating income increased by 34 percent over the prior year’s $190.4 million, or 18 percent of sales. The SMAG businesses contributed a full year of results in fiscal 2005 compared to 17 weeks in fiscal 2004. The increase in sales of the base businesses was driven by continued recovery in the power generation and aerospace markets, with solid aftermarket growth as well as market share gains. The increase in operating income principally reflected the impact of the higher sales volume and operating improvements, partially offset by lower selling prices from contractual agreements and higher raw material costs.

Forged Products

The Forged Products segment consists of the forging operations of Wyman-Gordon. Forged Products’ sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe for the power generation and the oil and gas industries.

	Fiscal Year			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Sales by Market
Aerospace	$602.7	$439.0	$367.8	37%	19%
% of total	69%	70%	73%
Power Generation	254.6	166.9	90.0	53	85
% of total	29%	26%	18%
Automotive	0.6	2.6	0.1	(77)	2500
% of total	0%	0%	0%
General Industrial & Other	21.5	23.2	44.5	(7)	(48)
% of total	2%	4%	9%

Total Sales	$879.4	$631.7	$502.4	39%	26%
% of total	100%	100%	100%

Operating income	$108.1	$76.1	$64.7	42%	18%
% of sales	12%	12%	13%

Fiscal 2006 compared with fiscal 2005

The Forged Products segment reported fiscal 2006 sales of $879.4 million and operating income of $108.1 million, or 12 percent of sales. Fiscal 2006 sales increased 39 percent from the prior year’s sales of $631.7 million, and operating income increased by 42 percent over the prior year’s operating income of $76.1 million, or 12 percent of sales. Operating income for fiscal 2006 included a cumulative adjustment of $1.8 million taken in the second quarter to correct an overstatement of expenses from fiscal 2001 through the first quarter of fiscal 2006. See “Special Investigation” discussion above. The increase in sales was primarily due to increased demand for aerospace products, market share gains and aftermarket growth, as well as continued penetration into the Asian power generation market with higher sales of extruded pipe. Fiscal 2006 sales also included approximately $111 million of higher pricing related to pass-through of increased raw material costs compared to $19 million in fiscal 2005. Operating income as a percent of sales benefited in the current year from higher volume, but overall remained flat year-over-year due to higher material costs, mainly titanium and nickel, which have increased approximately 94 percent and 4 percent, respectively, on the TI 6-4 Bulk Weldables Index (metalprices.com) and LME (Bloomberg) since fiscal 2005.

Sales in fiscal 2007 within this segment are expected to benefit from volume increases in the aerospace and power generation markets, and from 10 months of sales activity from Special Metals Corporation (“SMC”), which was acquired in May 2006. Operating income from the base business is expected to benefit from the higher sales volume and the favorable impact of contract terms that allow for pass-through pricing of higher material costs. While these recoveries will increase segment revenues and protect operating income, they will have a dampening effect on related improvements in operating income as a percentage of sales.

Fiscal 2005 compared with fiscal 2004

The Forged Products segment reported fiscal 2005 sales of $631.7 million and operating income of $76.1 million, or 12 percent of sales. Fiscal 2005 sales increased 26 percent from the prior year’s sales of $502.4 million, and operating income increased by 18 percent over the prior year’s operating income of $64.7 million, or 13 percent of sales. The sales volume increase was due to heavy demand for aerospace components as well as continued demand for seamless pipe to the power generation market in China. Operating income as a percent of sales benefited in fiscal 2005 from the higher volume, but was lower than fiscal 2004 due to higher material costs.

Fastener Products

The Fastener Products segment includes SPS’ former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

	Fiscal Year			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Sales by Market
Aerospace	$464.7	$316.4	$87.6	47%	261%
% of total	56%	46%	48%
Power Generation	4.7	2.7	1.4	74	93
% of total	1%	0%	1%
Automotive	217.9	215.6	54.6	1	295
% of total	26%	31%	30%
General Industrial & Other	140.7	156.6	37.7	(10)	315
% of total	17%	23%	21%

Total Sales	$828.0	$691.3	$181.3	20%	281%
% of total	100%	100%	100%

Operating income	$144.3	$88.3	$13.5	63%	554%
% of sales	17%	13%	7%

Fiscal 2006 compared with fiscal 2005

The Fastener Products segment reported fiscal 2006 sales of $828.0 million and operating income of $144.3 million, or 17 percent of sales. Fiscal 2006 sales increased 20 percent from the prior year’s sales of $691.3 million, and operating income increased 63 percent over the prior year’s operating income of $88.3 million, or 13 percent of sales. The increase in sales was due to the addition of Air Industries Corp., which was acquired in March 2005, and the Shur-Lok Group, which was acquired in January 2006, and the favorable impact of strong aerospace sales, partially offset by weaker demand from the automotive industry. Operating margins, as a percent of sales, benefited from cost take-outs and improved manufacturing processes, as well as increased higher margin aerospace aftermarket business.

Sales and operating income within the Fastener Products segment are expected to grow during fiscal 2007 as a result of increased sales volume to the aerospace market, a slight increase in the automotive market, and a full year of operations from Shur-Lok. Operating income as a percentage of sales is also expected to improve due to continuing cost take-outs and leverage from higher sales.

Fiscal 2005 compared with fiscal 2004

The Fastener Products segment recorded sales of $691.3 million and operating income of $88.3 million, or 13 percent of sales. Fiscal 2005 sales increased $510.0 million from the prior year’s sales of $181.3 million, and operating income increased $74.8 million over the prior year’s operating income of $13.5 million, or 7 percent of sales. Fiscal 2004 included approximately 17 weeks of activity since PCC acquired SPS on December 9, 2003. The segment was favorably affected by strong aerospace sales and continued to benefit from market share gains at major aerospace customers. Cost take-outs and stream-lined manufacturing processes have significantly improved operating margins as a percent of sales since the acquisition of SPS.

Industrial Products

The Industrial Products segment includes J&L Fiber Services, Advanced Forming Technology (“AFT”), E/One and the Precision Tool Group (“PTG”). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-moldings, metal-matrix-composites, and ThixoFormed™ components for numerous industrial applications. E/One manufactures low-pressure sewer systems for residential and commercial applications and detection systems for the power generation industry. PTG, which consists of Reed-Rico and the SPS tool group, manufactures a broad range of cold-forming header and threader tools and dies principally for automotive, aerospace and other industrial applications.

	Fiscal Year			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Sales by Market
Aerospace	$3.5	$6.7	$6.4	(48)%	5%
% of total	2%	3%	4%
Power Generation	10.2	7.5	6.0	36	25
% of total	4%	3%	3%
Automotive	44.4	47.7	41.8	(7)	14
% of total	19%	20%	22%
General Industrial & Other	171.5	173.5	132.4	(1)	31
% of total	75%	74%	71%

Total Sales	$229.6	$235.4	$186.6	(2)%	26%
% of total	100%	100%	100%

Operating income	$31.3	$42.5	$32.5	(26)%	31%
% of sales	14%	18%	17%

Fiscal 2006 compared with fiscal 2005

The Industrial Products segment’s sales decreased by 2 percent, from $235.4 million in fiscal 2005 to $229.6 million in fiscal 2006, and operating income decreased from $42.5 million, or 18 percent of sales, to $31.3 million, or 14 percent of sales. The lower sales compared to last year were driven by weak conditions in PTG’s automotive market and J&L’s pulp and paper market. Included in fiscal 2006 operating income is a cumulative charge of $5.6 million taken in the second quarter to correct an understatement of expenses from fiscal 2003 through the first quarter of fiscal 2006 (see “Special Investigation” discussion above). The year-over-year decline in operating income as a percentage of sales is primarily due to the deleveraging effect of the lower sales volume, write-off of excess inventory due to weak automotive demand and the cumulative charge discussed above.

In fiscal 2007, sales within the Industrial Products segment are expected to show growth similar to GDP levels at all operations, including automotive market share gains at AFT resulting from the introduction of new products that use MIM manufacturing processes, increases in V-Max sales at J&L and increases in sewer systems and electric utility monitoring systems at E/One. Operating income as a percentage of sales is also expected to increase as a result of performance improvements and leverage from higher volume, coupled with the elimination of the fiscal 2006 accounting adjustment corrections.

Fiscal 2005 compared with fiscal 2004

The Industrial Products segment’s sales increased by 26 percent, from $186.6 million in fiscal 2004 to $235.4 million in fiscal 2005, and its operating income increased from $32.5 million, or 17 percent of sales, to $42.5 million, or 18 percent of sales. The sales increase reflects the addition of sales from SPS’ tool group, market share gains in the automotive industry, and improved conditions in the aerospace and pulp and paper markets. Operating income as a percent of sales benefited from the higher volume and increased production at low-cost manufacturing facilities in Hungary and India, partially offset by the impact of adding the SPS businesses, which have lower operating margins.

Interest and taxes

Net interest expense in fiscal 2006 was $41.4 million, as compared with $56.6 million in fiscal 2005. The lower interest expense is primarily due to reduced debt levels, partially offset by higher interest rates compared to fiscal 2005.

The effective tax rate for fiscal 2006 was 32 percent, compared with 33 percent in fiscal 2005. The lower tax rate in fiscal 2006 was principally due to a one-time tax benefit in the third quarter of $5.3 million, revisions in estimates of the Extraterritorial Income Exclusion tax benefit for fiscal 2005 and increased earnings in foreign jurisdictions that have lower income tax rates compared with the United States.

Liquidity and capital resources

Total assets of $3,751.2 million at April 2, 2006 represented a $126.2 million increase from the $3,625.0 million balance at April 3, 2005, reflecting reduced cash balances, partially offset by the acquisition of Shur-Lok, and higher inventory and accounts receivable balances to support improved business conditions. Total capitalization at April 2, 2006, was $2,817.1 million, consisting of $676.6 million of debt and $2,140.5 million of equity. The debt-to-capitalization ratio improved to 24.0% at April 2, 2006 from 32.1% at the end of fiscal 2005.

Cash as of April 2, 2006 was $59.9 million, down $94.0 million from the end of fiscal 2005, and total debt was $676.6 million, down $166.4 million since the end of fiscal 2005. In addition to the $166.4 million of net debt payments, cash requirements for the year included $171.5 million of pension contributions ($151.9 million were voluntary), $113.0 million for the acquisition of Shur-Lok, $99.2 million for capital expenditures, $139.2 million for increased working capital and $11.9 million for dividends. These requirements were funded by $349.1 million of net income from continuing operations adjusted for $99.2 million of depreciation and amortization, $59.3 million of deferred income taxes, $1.7 million asset impairment, $1.3 million of non-cash adjustments related to the special investigation, $26.0 million of proceeds from the sale of assets held for sale, $47.9 million from the sale of common stock through ESPP purchases and stock option exercises and $22.7 million from other activities.

Capital spending of $99.2 million in fiscal 2006 principally provided for equipment maintenance and upgrades, capacity expansion and cost reduction projects. The capital spending plan for fiscal 2007, which is anticipated to be significantly higher than spending in fiscal 2006, provides for capital expenditures for the newly acquired SMC, capacity expansion, cost reduction, lease buy-outs, and equipment maintenance and upgrades throughout the company.

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

Contractual obligations and commercial commitments

The Company is obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents the Company’s contractual cash obligations as of April 2, 2006 (in millions) and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$623.1	$23.3	$173.3	$22.8	$54.5	$120.4	$228.8
Operating leases	91.3	23.8	15.2	13.2	10.1	5.8	23.2
Interest on fixed-rate debt	133.1	29.1	25.2	16.9	15.5	13.7	32.7
Interest on variable-rate debt (1)	29.2	7.3	6.5	6.2	6.0	3.2	—

Total	$876.7	$83.5	$220.2	$59.1	$86.1	$143.1	$284.7

(1)	Interest on variable-rate debt is based on current prevailing interest rates.

The table above excludes estimated required cash contributions to the Company’s qualified pension plans totaling approximately $57.9 million over the next five years: $10.9 million in fiscal 2007, $11.2 million in fiscal 2008, $11.6 million in fiscal 2009, $11.9 million in fiscal 2010 and $12.3 million in fiscal 2011. These amounts exclude required contributions related to the SMC pension plans acquired subsequent to year-end. The Company also has benefit payments due under its non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See the pension and other postretirement benefit plans footnote to the Consolidated Financial Statements for additional information.

Critical accounting policies

The Company has identified the policies below as critical to PCC’s business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on PCC’s business operations are discussed throughout the Management’s Discussion and Analysis where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other significant accounting policies, see the Notes to the Consolidated Financial Statements of this Annual Report. Note that the preparation of this Annual Report requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Accounts receivable reserve

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where PCC is aware of a customer’s inability to meet its financial obligations

(e.g., bankruptcy filings), a specific reserve for bad debts against amounts due is recorded to reduce the receivable to the amount the Company reasonably expects will be collected. In addition, the Company records reserves for bad debts based on other quantitative measures, which include the analysis of historical write-offs and the age of outstanding receivables. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although the Company considers these balances adequate and proper, changes in economic conditions in the markets in which the Company operates could have a material effect on the required reserve balances.

Valuation of inventories

All inventories are stated at the lower of the cost to purchase or manufacture the inventory or the current estimated market value of the inventory. Cost for work in process and metal inventories at a significant number of the Company’s operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. The Company regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on the age, historical usage or assumptions about future demand for the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of PCC’s inventories and reported operating results.

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

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to the Company’s accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Total environmental reserves accrued at April 2, 2006 and April 3, 2005 were $35.5 million and $37.5 million, respectively. The amounts accrued relate to estimated liabilities at multiple locations, with the most significant potential liability associated with the Wyman-Gordon facility in North Grafton, Massachusetts.

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

Recently issued accounting standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning April 3, 2006. The Company does not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, earlier adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date of issuance of SFAS No. 154.

In December 2004, the FASB finalized SFAS No. 123 (revised 2004) (“123R”), “Share Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. The Company has decided to use the prospective method of application provided for in the standard. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after June 15, 2005, which will be PCC’s first quarter of fiscal 2007. PCC is in the process of evaluating the impact of the revised standard, but currently estimates the recognition of stock based compensation expense for fiscal 2007 will be approximately $20 million, pre-tax, or $0.10 per share.

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until March 30, 2007 to make its one-time election.

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

At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to the “Summary of Significant Accounting Policies,” “Fair Value of Financial Instruments” and “Financing Arrangements” sections in “Item 8. Financial Statements and Supplementary Data.”

Interest Rate Risk

The Company has variable rate debt obligations that expose the Company to interest rate risk. If market interest rates had averaged 10 percent higher than actual levels in fiscal 2006 or 2005, the effect on the Company’s interest expense and net income, after considering the effects of the interest rate cap, would not have been material.

Foreign Currency Risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, the Company had foreign currency hedges in place at April 2, 2006 and April 3, 2005 to reduce such exposure. The potential loss in fair value on such financial instruments from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Company as of the end of fiscal 2006 or fiscal 2005.

Material Cost Risk

As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, the Company had entered into long-term supply agreements to fix the purchase price of strategic raw materials at April 2, 2006 and April 3, 2005. In addition, PCC had escalation clauses related to raw material pricing in certain of the Company’s contracts at April 2, 2006 and April 3, 2005. If market rates had averaged 10 percent higher than actual levels in either fiscal 2006 or 2005, the effect on the Company’s cost of sales and net earnings, after considering the effects of these agreements and contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

(In millions, except share and per share data)	April 2, 2006	April 3, 2005	March 28, 2004
Net sales	$3,546.4	$2,919.0	$1,913.1
Cost of goods sold	2,739.1	2,265.4	1,484.9
Selling and administrative expenses	250.7	233.3	154.0
Restructuring and impairment	2.3	1.6	10.9
Other expense	—	—	11.2
Interest expense, net	41.4	56.6	53.3

Income before income tax and minority interest	512.9	362.1	198.8
Income tax expense	162.2	121.3	70.5
Minority interest	(1.6)	(1.3)	(1.4)

Net income from continuing operations	349.1	239.5	126.9
Net income (loss) from discontinued operations	1.5	(241.2)	(9.0)

Net income (loss)	$350.6	$(1.7)	$117.9

Net income per share from continuing operations (basic)	$2.62	$1.83	$1.13
Net income (loss) per share from discontinued operations (basic)	0.01	(1.84)	(0.8)

Net income (loss) per share (basic)	$2.63	$(0.01)	$1.05

Net income per share from continuing operations (diluted)	$2.57	$1.80	$1.10
Net income (loss) per share from discontinued operations (diluted)	0.01	(1.81)	(0.8)

Net income (loss) per share (diluted)	$2.58	$(0.01)	$1.02

Average common shares outstanding:
Basic	133.3	130.6	112.8

Diluted	135.7	133.0	115.2

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	April 2, 2006	April 3, 2005
Assets
Current assets:
Cash and cash equivalents	$59.9	$153.9
Receivables, net of reserves of $6.2 in 2006 and $5.0 in 2005	503.2	408.2
Inventories	572.4	531.3
Prepaid expenses	29.0	17.5
Income taxes receivable	—	9.3
Deferred income taxes	65.2	55.0
Discontinued operations	4.1	37.9

Total current assets	1,233.8	1,213.1

Property, plant and equipment:
Land	36.5	37.1
Buildings and improvements	241.5	235.8
Machinery and equipment	1,027.8	992.1
Construction in progress	46.6	29.4

	1,352.4	1,294.4
Accumulated depreciation	(654.0)	(601.9)

Net property, plant and equipment	698.4	692.5

Goodwill	1,655.3	1,576.1
Acquired intangible assets, net	4.5	5.2
Deferred income taxes	—	16.8
Other assets	152.4	103.2
Discontinued operations	6.8	18.1

	$3,751.2	$3,625.0

Liabilities and Shareholders’ Investment
Current liabilities:
Short-term borrowings	$53.5	$6.0
Long-term debt currently due	23.3	38.3
Accounts payable	368.8	312.4
Accrued liabilities	284.5	320.3
Income taxes payable	33.1	89.4
Discontinued operations	5.2	13.3

Total current liabilities	768.4	779.7

Long-term debt	599.8	798.7
Deferred tax liability	5.6	—
Pension and other postretirement benefit obligations	174.9	205.5
Other long-term liabilities	58.7	55.7
Discontinued operations	3.3	5.0
Commitments and contingencies	—	—
Shareholders’ investment:
Common stock, $1 stated value, authorized: 300,000,000 shares; issued and outstanding 2006: 135,133,263 and 2005: 66,151,812 shares	135.1	66.2
Paid-in capital	780.2	773.4
Retained earnings	1,290.5	951.8
Accumulated other comprehensive income (loss):
Foreign currency translation	38.8	72.3
Derivatives qualifying as hedges	(0.8)	0.6
Minimum pension liability	(103.3)	(83.9)

Total shareholders’ investment	2,140.5	1,780.4

	$3,751.2	$3,625.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	Revised
(In millions)	April 2, 2006	April 3, 2005	March 28, 2004
Operating Activities
Net income	$350.6	$(1.7)	$117.9
Net (income) loss from discontinued operations	(1.5)	241.2	9.0
Non-cash items included in income:
Impairment of long-lived assets	1.7	—	—
Depreciation and amortization	99.2	97.0	80.2
Deferred income taxes	31.5	7.7	21.4
Tax benefit from stock option exercises	27.8	16.0	16.1
Other non-cash adjustments	1.3	—	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(86.7)	(33.4)	17.0
Inventories	(31.7)	(53.6)	(39.5)
Other current assets	(2.1)	18.6	(5.0)
Payables, accruals and current taxes	(18.7)	127.0	14.2
Retirement benefit obligations	(132.3)	(34.0)	(51.0)
Other non-current assets and liabilities	(10.4)	(22.0)	(20.2)
Net cash provided (used) by operating activities of discontinued operations	2.1	(8.7)	(17.0)

Net cash provided by operating activities	230.8	354.1	143.1

Investing Activities
Acquisitions of businesses	(115.5)	(192.1)	(280.9)
Capital expenditures	(99.2)	(61.7)	(55.8)
Dispositions of businesses and other	30.7	174.2	31.4
Net cash used by investing activities of discontinued operations	(0.2)	(5.9)	(12.2)

Net cash used by investing activities	(184.2)	(85.5)	(317.5)

Financing Activities
Net change in short-term borrowings	47.5	(5.8)	(65.6)
Issuance of long-term debt	—	—	500.0
Net change in long-term debt	(213.9)	(224.5)	(262.4)
Common stock issued	47.9	41.2	59.5
Cash dividends	(11.9)	(7.7)	(6.4)
Other	(1.4)	0.6	(0.2)
Net cash used by financing activities of discontinued operations	—	(4.3)	(1.5)

Net cash (used) provided by financing activities	(131.8)	(200.5)	223.4

Effect of exchange rate changes on cash and cash equivalents	(8.8)	5.5	2.6

Net (decrease) increase in cash and cash equivalents	(94.0)	73.6	51.6
Cash and cash equivalents at beginning of year	153.9	80.3	28.7

Cash and cash equivalents at end of year	$59.9	$153.9	$80.3

Supplemental Disclosures
Cash paid during the year for:
Interest	$43.5	$59.4	$51.4
Income taxes, net of refunds received	$151.1	$35.5	$18.8
Non-cash investing and financing activity:
Common stock issued for business acquisition	$—	$—	$425.1
Debt assumed in connection with business acquisition	$—	$—	$206.1
Dividends declared but not paid	$4.1	$2.0	$1.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Investment

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Comprehensive Income/(Loss)
(In millions)	Shares	Amount
Balance at March 30, 2003	52.8	$52.8	$228.9	$849.7	$(69.7)	$101.5

Common stock issued pursuant to stock plans	2.6	2.6	73.0	—	—
Common stock issued for business acquisition	9.3	9.3	415.8	—	—
Cash dividends ($0.12 per share, pre-split)	—	—	—	(6.4)	—
Net income	—	—	—	117.9	—	$117.9
Unrealized translation adjustments	—	—	—	—	50.6	50.6
Unrecognized gains (losses) on derivatives, net of $6.2 tax:
Periodic revaluations	—	—	—	—	(0.6)	(0.6)
Reclassified to income	—	—	—	—	9.4	9.4
Minimum pension liability adjustment, net of $9.1 tax	—	—	—	—	(18.7)	(18.7)

Balance at March 28, 2004	64.7	64.7	717.7	961.2	(29.0)	$158.6

Common stock issued pursuant to stock plans	1.5	1.5	55.7	—	—
Cash dividends ($0.12 per share, pre-split)	—	—	—	(7.7)	—
Net income	—	—	—	(1.7)	—	$(1.7)
Unrealized translation adjustments	—	—	—	—	23.9	23.9
Unrecognized gains (losses) on derivatives, net of $0.4 tax:
Periodic revaluations	—	—	—	—	1.0	1.0
Reclassified to income	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment, net of $4.2 tax benefit	—	—	—	—	(6.6)	(6.6)

Balance at April 3, 2005	66.2	66.2	773.4	951.8	(11.0)	$16.3

Common stock issued pursuant to stock plans	2.4	2.4	73.4	—	—
2-for-1 common stock split	66.5	66.5	(66.6)
Cash dividends ($0.12 per share) (1)	—	—	—	(11.9)	—
Net income	—	—	—	350.6	—	$350.6
Unrealized translation adjustments	—	—	—	—	(33.5)	(33.5)
Unrecognized gains (losses) on derivatives, net of $0.4 tax:
Periodic revaluations	—	—	—	—	(0.6)	(0.6)
Reclassified to income	—	—	—	—	(0.8)	(0.8)
Minimum pension liability adjustment, net of $10.9 tax benefit	—	—	—	—	(19.4)	(19.4)

Balance at April 2, 2006	135.1	$135.1	$780.2	$1,290.5	$(65.3)	$296.3

(1)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters of fiscal 2006.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

(In millions, except option share and per share data)

Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Precision Castparts Corp. (“PCC” or the “Company”) and affiliates after elimination of intercompany accounts and transactions. Affiliates include majority-owned subsidiaries and companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under Generally Accepted Accounting Principles; subsidiaries and companies are accounted for using the equity method when PCC has a non-controlling ownership interest between twenty and fifty percent; and subsidiaries and companies are accounted for using the cost method when PCC has a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. PCC’s fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported shareholders’ investment or net income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid short-term investments with original maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost.

Inventories

All inventories are stated at the lower of cost or current market values. Cost for inventories at the majority of the Company’s operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are 20-40 years for buildings and improvements, 5-15 years for machinery and equipment and 3-5 years for computer hardware and software. Depreciation expense was $95.3 million, $92.8 million and $77.6 million in fiscal 2006, 2005 and 2004, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of operations and were not material. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.

Goodwill and acquired intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames and long term customer agreements that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets are tested for impairment each fiscal year in the second quarter using the guidance and criteria described in the standard. This testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value.

Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1-15 years; proprietary technology, 15 years; tradenames, 15 years; and long-term customer agreements, 1-2 years.

Long-lived assets

Effective April 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets deemed held for sale are stated at the fair value less the cost to sell. Long-lived assets held for use are subject to an impairment assessment upon certain triggering events. If the carrying value is no longer recoverable based upon the undiscounted future cash flows, an impairment is recorded for the difference between the carrying amount and the fair value of the asset.

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

Shipping and Handling Fees and Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” shipping and handling fees and costs are reflected in net revenues and cost of goods sold as appropriate.

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to the Company’s accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Total environmental reserves accrued at April 2, 2006 and April 3, 2005 were $35.5 million and $37.5 million, respectively. The amounts accrued relate to estimated liabilities at multiple locations, with the most significant potential liability associated with the Wyman-Gordon facility in North Grafton, Massachusetts.

Foreign currency translation

Assets and liabilities of the Company’s foreign affiliates are translated at current foreign currency exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of shareholders’ investment.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that have been designated as hedges of identifiable foreign currency commitments or investment positions, are included in the results of operations as incurred. Transaction gains and losses had no material impact on the Company’s results of operations.

Financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term bank debt approximate fair value. Fair value of long-term debt is based on quoted market prices or estimated using the Company’s borrowing rate at year-end for similar types of borrowing arrangements.

At various times, the Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of natural gas and strategic raw materials. The Company has controls in place that limit the use of derivative financial instruments and ensure that all such transactions receive appropriate management attention.

The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ investment (as a component of accumulated other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Derivative financial instruments in place at year end included hedges to cover exposures related to changes in foreign currency exchange rates in certain of the Company’s operations. At April 2, 2006, and April 3, 2005, there was no material off-balance-sheet risk from financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Stock-based compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With the exception of the director stock unit awards, no stock-based employee compensation cost is reflected in net income, as all stock options are granted with exercise prices equal to the market value of the underlying common stock on the grant dates. The following table illustrates the effect on net income and earnings per share as if the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant dates as prescribed by SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	2006	2005	2004
Net income (loss) as reported	$350.6	$(1.7)	$117.9
Stock-based compensation, net of tax, included in net income as reported	0.1	—	—
Stock-based compensation, net of tax, as determined under fair value based method for all awards	(12.8)	(9.2)	(7.5)

Pro forma net income (loss)	$337.9	$(10.9)	$110.4

Net income (loss) per share-basic:
Reported	$2.63	$(0.01)	$1.05
Pro forma	$2.53	$(0.08)	$0.98

Net income (loss) per share-diluted:
Reported	$2.58	$(0.01)	$1.02
Pro forma	$2.49	$(0.08)	$0.96

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the option grants along with the weighted-average assumptions used is as follows:

Fiscal	2006	2005	2004
Weighted average fair value of grants:
Per option (1)	$15.96	$11.95	$7.38
Per purchase right (1)(2)	$9.98	$5.99	$3.93
Valuation assumptions:
Risk-free interest rate	4.9%	4.0%	2.7%
Dividend yield	0.2%	0.2%	0.6%
Volatility	35.4%	38.8%	39.3%
Expected life (years)	2.7 – 4.4	5	5

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

Pension and Other Postretirement Benefit Plans

The Company sponsors various pension plans covering substantially all employees. PCC also provides postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. The liabilities and net periodic cost of our pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend (rate of growth for medical costs). For the U.S. plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA or higher that match the Company’s pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx long-term bond index was used as the basis for determining discount rates. A portion of net periodic pension cost is included in production costs which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal year 2006, 2005 and 2004, the Company made voluntary contributions to pension plans totaling $151.9 million, $60.0 million and $79.1 million, respectively.

Earnings per share

Earnings per share is computed in accordance with SFAS No.128, “Earnings Per Share.”

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

Change in presentation of cash flows

Consolidated statements of cash flows are revised to reconcile net income to net cash provided by operating activities. Previously, we reconciled income from continuing operations to net cash provided by operating activities.

In addition, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Common stock split

On August 17, 2005, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend paid at the close of business on September 8, 2005 to shareholders of record on August 29, 2005. The Board also decided to retain the annual dividend at $0.12 per share on a post-split basis, which effectively doubled PCC’s dividend payout. All earnings per share amounts, weighted average shares outstanding, and stock options have been restated as if the stock dividend had occurred as of the earliest period presented.

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

The investigation at Wyman-Gordon Forgings Houston identified errors in the Company’s financial statements from fiscal 2001 through the first quarter of fiscal 2006. These errors, which totaled $1.8 million, represented a net overstatement of expenses through the first quarter of fiscal 2006. The errors primarily related to the failure to properly reconcile accounts and the misapplication of GAAP and Company accounting policies. There were also timing errors related to the improper recognition of revenue within fiscal 2005 of $0.2 million and between the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 of $0.2 million. The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The investigation at J&L Fiber Services, Inc. identified errors in the Company’s financial statements from fiscal 2003 through the first quarter of fiscal 2006. These errors, which totaled $5.6 million, represented a net understatement of expenses through the first quarter of fiscal 2006. The errors primarily related to the overstatement of inventories resulting from the failure to properly record excess and obsolete reserves and inadequate cycle counting procedures, the failure to properly reconcile accounts, and the misapplication of GAAP and Company accounting policies, which included improper deferral of expenses. The identified errors resulted from both deliberate and inadvertent acts involving non-executive employees.

The Company’s management concluded, with the concurrence of the Audit Committee, that the impact of these errors was not material to the Company’s consolidated financial statements for any interim or annual period in which the errors were found. As a result, the Company recorded a cumulative adjustment in the second quarter of fiscal 2006. The net impact of these corrections was a decrease to pre-tax income and net income of $3.8 million and $1.9 million or $0.01 per share (diluted), respectively, in fiscal 2006.

Recently issued accounting standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning April 3, 2006. The Company does not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, earlier adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date of issuance of SFAS No. 154.

In December 2004, the FASB finalized SFAS No. 123 (revised 2004) (“123R”), “Share Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. The Company has decided to use the prospective method of application provided for in the standard. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after June 15, 2005, which will be PCC’s first quarter of fiscal 2007. PCC is in the process of evaluating the impact of the revised standard, but currently estimates the recognition of stock based compensation expense for fiscal 2007 will be approximately $20 million before tax.

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until March 30, 2007 to make its one-time election.

Business acquisitions

The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Operations since the acquisition dates. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations initiated after June 30, 2001. In accordance with these standards, goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization.

Fiscal 2006

On January 6, 2006, PCC completed the acquisition of the Shur-Lok Group, which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million in cash. Shur-Lok is a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line significantly enhances the basket of fastener products the Company can offer to its commercial airframe customers, while increasing market reach into other critical fastener applications. The results of Shur-Lok’s operations have been included within the Fastener Products segment in the consolidated financial statements since the acquisition. Goodwill relating to this transaction of $84.3 million is assigned to the Fastener Product segment, of which $78.8 million is deductible for tax purposes. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

PCC is in the process of finalizing the allocation of the purchase price as of April 2, 2006; thus, the allocation shown below is preliminary and subject to further refinement as analyses are completed.

January 6, 2006
Current assets	$27.1
Property, plant and equipment	14.5
Goodwill	84.3
Other assets	1.1

Total assets acquired	127.0

Accounts payable and other current liabilities	13.7
Other long-term liabilities	0.3

Total liabilities assumed	14.0

Net assets acquired	$113.0

Fiscal 2005

In March 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation (“AIC”), a leading manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys. The results of AIC’s operations have been included within the Fastener Products segment in the consolidated financial statements since that date. The acquisition of AIC, which was funded with $198.3 million of cash on hand, expands PCC’s manufacturing capabilities and the range of fastener product families the Company can offer to its customers. Goodwill relating to this transaction of $150.0 million is assigned to the Fastener Product segment and is deductible for tax purposes. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information is not required.

Fiscal 2004

On December 9, 2003, PCC acquired 100 percent of the outstanding shares of common stock of SPS Technologies, Inc. (“SPS”). SPS was acquired to strengthen and build upon the Company’s core businesses, technologies and customer relationships. In addition, SPS’s complementary manufacturing processes provide the Company with opportunities to enhance efficiencies and reduce costs throughout SPS. The aggregate purchase price was $728.8 million, which included $294.2 million of cash, PCC common stock valued at $425.1 million, and $9.5 million of cash paid for transaction fees. In addition, SPS paid $39.3 million for change of control payments and transaction fees as of the close of the transaction. The value of the 9.3 million shares of PCC common stock issued was determined based on the quoted market price of PCC’s common stock on and around the date of the close of the transaction.

SPS is a supplier of fasteners and other metal products to the aerospace, automotive, and general industrial markets. SPS’ former Specialty Materials and Alloys group operates as part of the Investment Cast Products segment. A new segment, Fastener Products, was established and comprises SPS’ former Aerospace Fasteners and Engineered Fasteners groups. SPS’ former tool group operates as part of the Industrial Products segment. In addition, three former SPS businesses-Dacar, which was sold in the third quarter of fiscal 2005, Magnetics, which was sold in the fourth quarter of fiscal 2005, and Mohawk, which was sold in the first quarter of fiscal 2006 -were classified as held for sale in the third quarter of fiscal 2004, and their results were included in discontinued operations until their disposition.

The following represents the pro forma results of the ongoing operations for PCC and SPS as though the acquisition of SPS had occurred at the beginning of the period presented. The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

Fiscal	2004
Net sales	$2,411.5
Net income	$123.8
Net income per share—basic	$0.99
Net income per share—diluted	$0.97

Discontinued operations

Fiscal 2005

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One and PCC Eurovalves. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations. The E/One business was retained and is now included in the Industrial Products segment. The sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005, and PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006. PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill. The remainder of the charge related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell. Approximately $240.0 million of the charge was non-cash. Subsequent to the second quarter of fiscal 2005, the Company recorded additional write-downs related to the disposition of the pumps and valves businesses, bringing the total net loss on disposal to $247.7 million through April 2, 2006.

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

In the second quarter of fiscal 2004, the Company incurred asset impairment and disposal charges associated with its decision to sell Newmans, a valve distribution company of PCC Flow Technologies. It was determined that Newmans’ distribution business did not fit with PCC’s manufacturing-focused operations and was not performing to the Company’s expectations. The Company’s decision to sell Newmans resulted in a charge of $19.2 million, principally related to the write-down of assets to net realizable value. The Newman’s business was sold in the third quarter of fiscal 2004.

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

Fiscal	2006	2005	2004
Net sales	$33.7	$293.5	$319.1
Cost of goods sold	26.9	229.2	243.9
Selling and administrative expenses	4.5	47.2	64.0
Provision for restructuring	—	—	3.0
Interest (income) expense	(0.1)	0.6	0.8

Net income from operations before income taxes	2.4	16.5	7.4
Income tax (benefit) expense	(2.6)	10.2	3.5
Minority interest	—	(0.3)	0.3

Net income from operations	5.0	6.0	4.2
Net loss on disposal	(3.5)	(247.2)	(13.2)

Net income (loss) from discontinued operations	$1.5	$(241.2)	$(9.0)

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	April 2, 2006	April 3, 2005
Assets of discontinued operations
Current assets	$4.1	$37.9
Net property, plant and equipment	3.5	12.9
Other assets	3.3	5.2

	$10.9	$56.0

Liabilities of discontinued operations
Other current liabilities	$5.2	$13.3
Other liabilities	3.3	5.0

	$8.5	$18.3

Restructuring, asset impairment and other non-recurring charges

As of April 2, 2006 and April 3, 2005, accrued amounts remaining related to the Company’s restructuring plans amounted to $2.1 million and $2.0 million, respectively.

Fiscal 2006

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

Fiscal 2005

During the fourth quarter of fiscal 2005, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $1.6 million, principally related to additional costs associated with a business within the Investment Cast Products segment that was closed several years ago.

Fiscal 2004

During fiscal 2004, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $10.9 million. These charges are summarized below:

The Company recorded $8.4 million of restructuring charges in the second quarter of fiscal 2004 primarily for severance associated with headcount reductions of 417 employees at PCC’s investment castings operations in the United Kingdom and the Company’s forging operations in the United Kingdom and Houston, Texas. The reductions were in response to reduced demand for commercial aerospace and industrial gas turbine products.

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

Fair value of financial instruments

The fair value of the Company’s long-term fixed rate debt instruments is $495.7 million compared to a book value of $499.4 million at April 2, 2006. At April 3, 2005, the fair value of PCC’s long-term debt instruments was $521.7 million compared to a book value of $519.7 million. The fair value of long-term debt was estimated using the Company’s borrowing rate at year-end for similar types of borrowing arrangements.

Concentration of credit risk

Approximately 59 percent of PCC’s business activity in fiscal year 2006 was with companies in the aerospace industry, and approximately 16.7 percent of total sales were to General Electric. Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables. The Company has long-standing relationships with its aerospace customers and management considers the credit risk to be low.

Inventories

Inventories consisted of the following:

	April 2, 2006	April 3, 2005
Finished goods	$127.5	$125.9
Work-in-process	274.5	243.7
Raw materials and supplies	138.4	116.4

	540.4	486.0
LIFO provision	32.0	45.3

	$572.4	$531.3

Approximately 87 percent and 78 percent of total inventories were valued on a LIFO basis at April 2, 2006 and April 3, 2005, respectively.

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

The changes in the carrying amount of goodwill by reportable segment for the fiscal year ended April 2, 2006, were as follows:

	April 3, 2005	Acquired	Currency translation and other	April 2, 2006
Investment Cast Products	$299.5	$—	$(1.3)	$298.2
Forged Products	519.0	—	(11.3)	507.7
Fastener Products	586.2	91.9	—	678.1
Industrial Products	171.4	—	(0.1)	171.3

Total	$1,576.1	$91.9	$(12.7)	$1,655.3

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	April 2, 2006		April 3, 2005
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Patents	$3.0	$1.2	$3.0	$0.8
Proprietary technology	2.4	0.4	2.4	0.2
Tradenames	0.8	0.1	0.8	0.1
Long-term customer agreements	0.2	0.2	0.2	0.1

	$6.4	$1.9	$6.4	$1.2

Amortization expense for acquired intangible assets was $0.7 million, $0.9 million and $0.3 million for the years ended April 2, 2006, April 3, 2005 and March 28, 2004, respectively. All of the Company’s acquired intangible assets are subject to amortization. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2007	$0.6
2008	$0.5
2009	$0.4
2010	$0.4
2011	$0.3

Accrued liabilities

Accrued liabilities consisted of the following:

	April 2, 2006	April 3, 2005
Customer deposits	$36.8	$45.7
Salaries and wages payable	120.4	118.6
Other accrued liabilities	127.2	156.0

	$284.5	$320.3

Financing arrangements

Long-term debt is summarized as follows:

	April 2, 2006	April 3, 2005
5.60% Public notes due fiscal 2014	$200.0	$200.0
6.75% Public notes due fiscal 2008	150.0	150.0
Term Loan, 4.1% at April 3, 2005	—	296.3
Private notes payable annually through fiscal 2015, 4.04% at April 2, 2006	149.4	169.7
Revolving credit facility due fiscal 2011, 5.38% at April 2, 2006	105.5	—
Other	18.2	21.0

	623.1	837.0
Less: Long-term debt currently due	23.3	38.3

	$599.8	$798.7

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt
2007	$23.3
2008	$173.3
2009	$22.8
2010	$54.5
2011	$120.4

Fiscal 2006

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

The Company entered into amendments to its credit and note agreements on November 25, 2005, December 15, 2005 and January 31, 2006, which allowed extension of certain provisions related to the Company’s delay in finalizing its financial statements in connection with the special investigation.

Fiscal 2005

During the fourth quarter of fiscal 2005, the Company retired $200 million of Public Notes with an 8.75% coupon that became due. The debt was retired primarily with proceeds from dispositions and cash provided from operations.

During the third quarter of fiscal 2004, the Company entered into a five-year, $700.0 million bank credit facility (“Credit Facility”) to finance a portion of the acquisition of SPS Technologies, Inc. and to refinance the Company’s existing bank credit facility. The credit facility included a $300.0 million term loan and a $400.0 million revolving loan. At April 3, 2005, the term loan had outstanding borrowings of $296.3 million and there were no outstanding borrowings under the revolving loan. In January 2005, the Company amended its bank credit facility to reduce the spread applicable to LIBOR borrowings. The applicable spreads, as revised, range from 0.625% to 1.75%, depending upon credit ratings received from Moody’s and S & P. Based on current credit ratings, interest rates on borrowings under the revised bank credit facility were reduced from LIBOR + 1.25% to LIBOR + 1.00%. The amendment also revised the amortization schedule of principal repayments on the $300 million term loan included in the bank credit facility. This revised amortization schedule is reflected in the five year debt maturity schedule above.

Also available to the Company is a 364-day Credit and Security Agreement (“Receivable Facility”), under which allowable borrowings are a function of the level of eligible trade accounts receivable, which cannot exceed $150.0 million. As of April 2, 2006, $47.0 million was outstanding under the Receivable Facility and included in short-term borrowings. There was no amount outstanding under this facility at April 3, 2005.

The Credit Facility and Private Notes contain various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The Public Notes also contain various standard financial covenants. The Company’s debt agreements also contain cross default provisions. At April 2, 2006, the Company was in compliance with all restrictive provisions of its loan agreements.

Income taxes

Total pre-tax income before minority interest was:

Fiscal	2006	2005	2004
Domestic	$451.1	$320.2	$208.7
Foreign	61.8	41.9	(9.9)

Total pretax income	$512.9	$362.1	$198.8

The provision for income taxes consisted of the following:

Fiscal	2006	2005	2004
Current taxes:
Federal	$128.6	$86.0	$35.9
Foreign	14.7	9.9	4.1
State	9.6	7.9	4.3

	152.9	103.8	44.3
Change in deferred income taxes	9.3	17.5	26.2

Provision for income taxes	$162.2	$121.3	$70.5

United States income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so. Accordingly, the Company believes that any United States tax on repatriated earnings would be substantially offset by foreign tax credits. As of April 2, 2006, undistributed earnings of international subsidiaries were $266.1 million.

A reconciliation of the United States federal statutory rate to the effective income tax rate follows:

Fiscal	2006	2005	2004
Statutory federal rate	35%	35%	35%
Effect of:
State taxes, net of federal benefit	2	2	3
Export sales benefit	(2)	(2)	(2)
Valuation allowance	—	1	1
Earnings taxed at different rates	(1)	(2)	—
Tax benefit from write-off of intercompany loans	—	(1)	—
Reversal of foreign and federal tax reserves no longer required	(1)	—	(2)
Other	(1)	—	—

Effective rate	32%	33%	35%

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	April 2, 2006	April 3, 2005
Deferred tax assets arising from:
Expense accruals	$66.0	$61.0
Customer deposits	6.2	—
Post-retirement benefits other than pensions	14.8	17.4
Pension accruals	66.1	62.8
Tax loss carryforwards	29.6	36.8
Tax credit carryforwards	1.1	1.1
Inventory reserves	19.1	20.0
Other	—	1.2
Valuation allowances	(11.4)	(11.4)

Gross deferred tax assets	191.5	188.9

Deferred tax liabilities arising from:
Depreciation/amortization	(102.8)	(95.9)
Inventory basis differences	(22.6)	(16.9)
Foreign operations	(0.3)	(0.3)
Other	(6.2)	(4.0)

Gross deferred tax liabilities	(131.9)	(117.1)

Net deferred tax asset	$59.6	$71.8

At April 2, 2006, the Company had net operating loss and tax credit carryforward benefits of approximately $3.4 million that expire in the fiscal years ending March 2007 through March 2016. For financial reporting purposes, a valuation allowance of $3.4 million was recognized to offset the deferred tax asset relating to the carryforward benefits.

Earnings per share

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	2006	2005	2004
Weighted average shares outstanding-basic	133.3	130.6	112.8
Effect of dilutive stock options and stock purchases under the employee stock purchase plan	2.4	2.4	2.4

Weighted average shares outstanding-diluted	135.7	133.0	115.2

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

Options to purchase 0.6 million, 0.8 million and 0.8 million shares of common stock were outstanding during fiscal 2006, fiscal 2005 and fiscal 2004, respectively, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

Pension and other postretirement benefit plans

The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans. Benefits provided by these plans generally are based on years of service and compensation. PCC’s general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. PCC also provides postretirement medical benefits for certain eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements. The following information is provided for the plans discussed above.

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (The Act) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Beginning in the second quarter of fiscal 2005, PCC recognized the effects of the Act in the measurement of its Accumulated Postretirement Benefit Obligation for certain retiree groups in accordance with FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” PCC does not expect the subsidy to be received will be material to the periods presented.

PCC uses a December 31 measurement date for its pension and postretirement plans.

Pension obligation and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2006	2005	2006	2005
Change in plan assets:
Beginning fair value of plan assets	$869.7	$760.2	$0.4	$0.4
Actual return on plan assets	56.4	66.4	—	—
Business acquisition	—	(17.8)	—	—
Business disposition	(9.1)	—	—	—
Company contributions	171.5	93.4	8.4	9.7
Plan participants’ contributions	3.1	3.3	—	—
Benefits paid	(50.5)	(47.5)	(8.4)	(9.7)
Exchange rate and other	(22.4)	11.7	—	—

Ending fair value of plan assets	$1,018.7	$869.7	$0.4	$0.4

Change in projected benefit obligations:
Beginning projected benefit obligations	$1,118.1	$1,015.6	$71.0	$65.0
Service cost	27.9	29.7	0.3	0.2
Interest cost	59.0	60.1	3.9	4.0
Plan participants’ contributions	3.1	3.3	—	—
Amendments	—	8.3	—	(2.5)
Business acquisition	0.4	(21.5)	—	—
Business disposition	(11.5)	—	—	—
Actuarial losses (gains)	82.2	53.5	(1.6)	13.4
Benefits paid	(50.5)	(47.5)	(8.4)	(9.1)
Exchange rate and other	(29.9)	16.6	—	—

Ending projected benefit obligations	$1,198.8	$1,118.1	$65.2	$71.0

Reconciliation to balance sheet amounts:
Fair value of plan assets less than projected benefit obligations	$(180.1)	$(248.3)	$(64.8)	$(70.5)
Unrecognized net loss (gain)	308.2	237.1	14.6	17.5
Unrecognized prior service cost	16.9	19.0	(2.9)	(3.3)
Unrecognized net transition obligation	1.5	1.9	—	—

Net pre-tax amount recognized	$146.5	$9.7	$(53.1)	$(56.3)

Amounts recognized in the balance sheets:
Other assets	$60.0	$22.1	$—	$—
Accrued liabilities	(1.6)	(31.4)	—	—
Pension and postretirement benefit obligations	(73.1)	(111.3)	(53.1)	(56.3)
Accumulated comprehensive income	161.2	130.3	—	—

Net pre-tax amount recognized	$146.5	$9.7	$(53.1)	$(56.3)

Other assets include $44.9 million of prepaid benefit cost and $15.1 million of intangible assets.

Included in the aggregated data in the above tables are amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets. Amounts related to such plans were as follows:

Fiscal	2006	2005
Projected benefit obligation	$921.7	$872.4
Accumulated benefit obligation	$834.3	$789.2
Fair value of plan assets	$666.8	$629.6

Components of net periodic pension expense (income)

The net cost for the Company’s pension plans consisted of the following components:

Fiscal	2006	2005	2004
Service cost	$28.5	$29.7	$19.9
Interest cost	59.0	60.1	44.3
Expected return on plan assets	(64.8)	(59.7)	(38.6)
Recognized net actuarial loss	12.4	11.0	8.3
Amortization of prior service cost	2.1	1.3	1.2
Settlement/curtailment loss	—	—	3.8
Other, net	0.4	(2.9)	0.3

Net pension cost	$37.6	$39.5	$39.2

The net cost of postretirement benefits other than pensions consisted of the following components:

Fiscal	2006	2005	2004
Service cost	$0.3	$0.2	$0.3
Interest cost	3.9	4.0	4.3
Amortization of prior service cost	(0.4)	(0.1)	(0.1)
Other, net	1.3	(0.1)	0.3

Net postretirement benefit cost	$5.1	$4.0	$4.8

The net cost of employer contributions to the Company’s 401(k) savings plans was $8.9 million, $7.5 million and $7.7 million in 2006, 2005 and 2004, respectively.

Weighted-average assumptions

The weighted-average assumptions used in determining the benefit obligations in the Company’s U.S. pension and postretirement plans in fiscal 2006 and 2005 were as follows:

	Pension Benefits		Other Postretirement Benefits
Fiscal	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%	—	—

As of April 2, 2006, the U.S. benefit obligation was $761.0 million.

The weighted-average assumptions used in determining the benefit obligations in the Company’s non-U.S. pension plans in 2006 and 2005 were as follows:

	Pension Benefits
Fiscal	2006	2005
Discount rate	4.68%	5.33%
Rate of compensation increase	2.97%	2.96%

As of April 2, 2006, the non-U.S. benefit obligation was $437.8 million.

The weighted-average assumptions used in determining the net periodic benefit cost in the Company’s U.S. pension and postretirement plans in fiscal 2006, 2005 and 2004 were as follows:

	Pension Benefits			Other Postretirement Benefits
Fiscal	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.00%	3.25%	3.75%	—	—	—

For the year ended April 2, 2006, the Company’s U.S. net periodic benefit cost was $27.8 million.

The weighted-average assumptions used in determining the net periodic benefit cost in the Company’s non-U.S. pension plans in fiscal 2006, 2005 and 2004 were as follows:

	Pension Benefits
Fiscal	2006	2005	2004
Discount rate	5.33%	5.50%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	2.96%	3.00%	3.00%

For the year ended April 2, 2006, the Company’s non-U.S. net periodic benefit cost was $9.8 million.

A reduction of  1/4 of 1 percent in the discount rate would increase pension expense by approximately $4.3 million for the next year.

A reduction  1/4 of 1 percent in the expected return on assets of would increase pension expense by approximately $2.4 million for the next year.

Health care trend rates

The health care cost trend rates used in 2006 and 2005 were as follows:

	Other Postretirement Benefits
Fiscal	2006	2005
Health care cost trend assumed for next year	9.06%	10.00%
Ultimate trend rate	4.50%	4.50%
Year ultimate rate is reached	2014	2014

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$0.3	$(0.2)
Effect on postretirement benefit obligation	$3.6	$(3.2)

Plan Asset Allocations

The Company’s asset allocation strategy is designed to balance the objectives of achieving the expected return on plan assets assumption consistently over the long-term while minimizing the volatility of the plans’ funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification.

The table below sets forth the Company’s target asset allocation for 2006 and the actual allocations at December 31, 2005 and 2004:

	Target Allocation 2006	Actual Allocation 12/31/2005	Actual Allocation 12/31/2004
Equity	30-50%	44%	48%
Fixed Income	20-40%	25%	26%
Real Estate	0-2%	1%	1%
Other	20-30%	25%	21%
Cash	3-5%	5%	4%

Total		100%	100%

The Company expects to contribute approximately $33.0 million, including approximately $4.0 million related to the acquisition of SMC, to the defined benefit pension plans during fiscal year 2007, of which approximately $18.1 million is voluntary.

Estimated future benefit payments for our pension plans are expected to be:

	Pension Benefits	Other Postretirement Benefits
2007	$51.8	$7.5
2008	46.1	7.7
2009	47.9	7.5
2010	56.5	7.1
2011	57.3	6.6
Years 2012-2015	299.4	26.9

	$559.0	$63.3

Commitments and contingencies

The Company leases certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at April 2, 2006 are as follows:

Fiscal year
2007	$23.8
2008	15.2
2009	13.2
2010	10.1
2011	5.8
Thereafter	23.2

$91.3

Total rent expense for all operating leases was $21.5 million, $21.8 million and $11.0 million for fiscal 2006, 2005 and 2004, respectively.

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on PCC’s consolidated financial position, results of operations, cash flows or business.

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of April 2, 2006 and April 3, 2005 is immaterial to the financial position of the Company, and the change in the accrual for fiscal 2006 is immaterial to the Company’s results of operations and cash flows.

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

Shareholders’ investment

Authorized shares of common stock without par value consisted of 300.0 million shares at April 2, 2006, April 3, 2005 and March 28, 2004. The Company plans to request shareholder approval to increase the authorized shares of common stock to 450.0 million shares. Information with respect to these plans is incorporated by reference to the Proxy Statement to be filed for the 2006 Annual Meeting of Shareholders of the Registrant. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at April 2, 2006, April 3, 2005 and March 28, 2004.

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

Summarized information relative to the Company’s stock incentive plans is as follows:

	Option Shares	Average Price (1)
Outstanding at March 30, 2003	11,940,000	11.66
Granted	1,974,000	19.91
Exercised	(4,630,000)	11.39
Expired or cancelled	(700,000)	12.35

Outstanding at March 28, 2004	8,584,000	13.65
Granted	2,022,000	31.85
Exercised	(2,472,000)	13.01
Expired or cancelled	(616,000)	14.83

Outstanding at April 3, 2005	7,518,000	18.64
Granted	1,427,000	47.61
Exercised	(2,371,000)	14.97
Expired or cancelled	(351,000)	25.54

Outstanding at April 2, 2006	6,223,000	26.29

Exercisable at March 28, 2004	3,030,000	12.20
Exercisable at April 3, 2005	2,556,000	13.02
Exercisable at April 2, 2006	2,113,000	15.49

(1)	Weighted average exercise price

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2007 to fiscal 2016. At April 2, 2006, 5,633,000 stock incentive plan shares were available for future grants.

Summarized information about stock options outstanding and exercisable at April 2, 2006, is as follows:

	Outstanding			Exercisable
Exercise Price Range	Option Shares	Average Life (1)	Average Price (2)	Option Shares	Average Price (2)
$ 5.92 to $11.58	1,265,000	6.1	$9.94	698,000	$9.72
$11.59 to $19.99	1,941,000	6.4	17.23	1,169,000	15.54
$20.00 to $29.24	52,000	8.0	24.92	14,000	24.84
$29.25 to $31.75	1,537,000	8.6	31.75	220,000	31.75
$31.76 to $52.90	1,428,000	9.6	47.29	12,000	37.96

	6,223,000	7.6	$26.29	2,113,000	$15.49

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price.

PCC also has an employee stock purchase plan whereby the Company is authorized to issue shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company’s common stock subject to limitations established in the Internal Revenue Code. The purchase price of the stock is the lower of 85 percent of the fair market value of the stock on the date of grant or on the date purchased.

Deferred stock unit award

Beginning in fiscal 2005, PCC adopted a Deferred Stock Unit Award Program, which provides for the grant of deferred stock units (“DSUs”) to non-employee directors, pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $50,000 divided by the closing price of the Company’s common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. On each dividend payment date, the director will receive additional whole or fractional DSUs in an amount equal to the value of the dividends that would have been paid on the stock underlying the DSUs divided by the closing stock price on the dividend payment date. The cost of these awards is determined as the market value of the shares at the date of grant. The Company granted 7,651 and 13,202 deferred stock units in fiscal 2006 and fiscal 2005, respectively.

Deferred compensation plan

The Company has a deferred compensation plan wherein eligible executives may elect to defer up to 100% of their regular compensation and incentive awards, and non-employee Board members may elect to defer up to 100% of their directors compensation. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. The Company’s promise to pay amounts deferred under this plan is an unsecured obligation. Balances at April 2, 2006 and April 3, 2005 of approximately $49.4 million and $40.2 million, respectively, are reflected in pension and other postretirement benefits obligations in the Consolidated Balance Sheets.

Shareholder rights plan

Effective December 3, 1998, PCC declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company to shareholders of record at the close of business on December 16, 1998. Under certain conditions, each right may be exercised to purchase 1/100 of a share of series A no par serial preferred stock at a purchase price of $200 per share, subject to adjustment. The rights will be exercisable only (i) if a person or group has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of common stock, (ii) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock, or (iii) after the Board of Directors of PCC declares any person who owns more than 10 percent of the outstanding common stock to be an Adverse Person. Each right will entitle its holder to receive, upon exercise, common stock of the Company (or, in certain circumstances, cash, property or other securities of PCC) having a value equal to two times the exercise price of the right. If the rights become exercisable, and (i) PCC is acquired in a merger or other business combination in which PCC does not survive or in which its common stock is exchanged for stock or other securities or property, or (ii) 50 percent or more of the Company’s assets or earning power is sold or transferred, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights expire on December 16, 2008, and may be redeemed by PCC for $0.001 per right at any time until a determination is made that any person is an Adverse Person, or 10 days following the time that a person has acquired 15 percent or more of the outstanding common stock, or in connection with certain transactions approved by the Board of Directors. The rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of PCC.

Derivatives and hedging activities

Effective April 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ investment (as a component of accumulated other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows.

The $0.8 million loss relating to derivative activity in accumulated comprehensive income at April 2, 2006, is expected to be transferred to net earnings over the period when the forecasted transactions actually occur. As of April 2, 2006, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is twelve months. No material gains or losses due to ineffectiveness were recognized in fiscal 2006.

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

Cash flow hedges

The Company has variable rate debt obligations that expose the Company to interest rate risk. During the third quarter of fiscal 2004, the Company terminated an interest rate swap that fixed the interest rate on a portion of the outstanding borrowings under its terminated bank credit facility. The Company has exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for fiscal 2006, are recognized in current period earnings.

The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The Company formally assesses both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Segment information

Information regarding segments is presented in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on the criteria outlined in SFAS 131, the Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. The Company’s four reportable business segments are identified separately based on fundamental differences in their operations.

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and the Specialty Materials and Alloys Group (“SMAG”), which was acquired with SPS in the third quarter of fiscal 2004. These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, industrial gas turbine (IGT) engines, airframes, armaments, medical prostheses and other industrial applications.

Forged Products

The Forged Products segment consists of the forging operations of Wyman-Gordon. Forged Products’ sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe for the power generation and the oil and gas industries.

Fastener Products

The Fastener Products segment includes SPS’ former Aerospace Fasteners and Engineered Fasteners groups that were acquired in December 2003. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

Industrial Products

The Industrial Products segment includes J&L Fiber Services, Advanced Forming Technology (“AFT”), E/One and the Precision Tool Group (“PTG”). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry and rebuilds refiner equipment that is used in the pulping process. AFT manufactures metal-injection-moldings, metal-matrix-composites, and ThixoFormed™ components for numerous industrial applications. E/One manufactures low-pressure sewer systems for residential and commercial applications and detection systems for the power generation industry. PTG, which consists of Reed-Rico and the SPS tool group, manufactures a broad range of cold-forming header and threader tools and dies principally for automotive, aerospace and other industrial applications.

The Company evaluates performance and allocates resources based on revenues, operating income and net assets employed. Operating income amounts discussed below exclude restructuring and asset impairment charges and other expense. The accounting policies of the reportable segments are the same as those described in “Summary of Significant Accounting Policies.” There are no material intersegment sales. Segment results are as follows:

Fiscal	2006	2005	2004
Net sales
Investment Cast Products	$1,609.4	$1,360.6	$1,042.8
Forged Products	879.4	631.7	502.4
Fastener Products	828.0	691.3	181.3
Industrial Products	229.6	235.4	186.6

Consolidated net sales	$3,546.4	$2,919.0	$1,913.1

Segment operating income (loss)
Investment Cast Products	$321.9	$256.0	$190.4
Forged Products	108.1	76.1	64.7
Fastener Products	144.3	88.3	13.5
Industrial Products	31.3	42.5	32.5
Corporate expense	(49.0)	(42.6)	(26.9)

Total segment operating income	556.6	420.3	274.2
Restructuring and impairment	2.3	1.6	10.9
Other expense	—	—	11.2
Interest expense, net	41.4	56.6	53.3

Consolidated income before income taxes and minority interest	$512.9	$362.1	$198.8

Total assets
Investment Cast Products	$866.2	$815.8	$776.5
Forged Products	951.4	938.3	911.8
Fastener Products	1,172.2	1,028.2	828.2
Industrial Products	318.2	331.2	327.9
Corporate (1)	432.3	455.5	404.6
Discontinued operations	10.9	56.0	506.5

Consolidated total assets	$3,751.2	$3,625.0	$3,755.5

Depreciation and amortization expense
Investment Cast Products	$31.5	$34.6	$30.9
Forged Products	32.2	30.9	31.2
Fastener Products	21.0	17.8	6.0
Industrial Products	11.2	11.2	10.6
Corporate	3.3	2.5	1.5

Consolidated depreciation and amortization expense	$99.2	$97.0	$80.2

Capital expenditures
Investment Cast Products	$28.6	$19.5	$17.0
Forged Products	33.0	20.2	20.6
Fastener Products	20.9	11.6	8.9
Industrial Products	10.5	8.6	9.0
Corporate	6.2	1.8	0.3

Consolidated capital expenditures	$99.2	$61.7	$55.8

(1)	Corporate assets consist principally of accounts receivable (Precision Receivables Corp. established in fiscal 2000), cash and cash equivalents, deferred income taxes and other assets.

Sales to General Electric were 16.7 percent, 16.5 percent and 22.2 percent of total sales in fiscal 2006, 2005 and 2004, respectively, as follows:

	Fiscal
	2006	2005	2004
Investment Cast Products	$384.8	$330.3	$308.1
Forged Products	181.5	126.7	110.8
Fastener Products	24.4	22.0	5.0
Industrial Products	1.1	3.4	1.5

	$591.8	$482.4	$425.4

No other customer accounted for more than 10 percent of net sales.

The Company’s business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Long-lived assets consist of net property, plant and equipment and certain other tangible long-term assets of the continuing operations. Geographic Information regarding the Company’s net sales and long-lived assets is as follows:

Fiscal	2006	2005	2004
United States	$2,983.8	$2,439.3	$1,638.7
United Kingdom	364.5	312.3	170.1
Other countries	198.1	167.4	104.3

Net sales	$3,546.4	$2,919.0	$1,913.1

United States	$578.3	$574.1	$577.5
United Kingdom	92.7	91.8	89.4
Other countries	109.0	95.9	95.3
Assets of discontinued operations	3.5	12.9	93.4

Total tangible long-lived assets	$783.5	$774.7	$855.6

Subsequent event

On May 25, 2006, Precision Castparts Corp. completed the acquisition of Special Metals Corporation (“SMC”), a leading manufacturer of high-performance nickel-based alloys and super alloys. The total purchase price was approximately $553 million in cash, including the repayment of SMC’s outstanding debt in the amount of approximately $240 million and the purchase of approximately 10.5 million shares valued at $29.44 per share. PCC financed the acquisition with its existing line of credit. The financial results of SMC will be reported in PCC’s Forged Products segment.

Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007, as well as the Company’s private notes and bank credit facilities. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of April 3, 2005 and March 28, 2004 and for the three fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Operations

Year Ended April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,872.1	$767.2	$(92.9)	$3,546.4
Cost of goods sold	—	2,209.8	622.2	(92.9)	2,739.1
Selling and administrative expenses	48.8	146.0	55.9	—	250.7
Restructuring and impairment	—	1.5	0.8	—	2.3
Other (income) expense	(1.6)	—	1.6	—	—
Interest (income) expense, net	(7.2)	67.0	(18.4)	—	41.4
Equity in earnings of subsidiaries	(378.9)	4.0	—	374.9	—

Income (loss) before income tax and minority interest	338.9	443.8	105.1	(374.9)	512.9
Provision for income taxes	(11.7)	146.1	27.8	—	162.2
Minority interest	—	—	(1.6)	—	(1.6)

Net income (loss) from continuing operations	350.6	297.7	75.7	(374.9)	349.1
Net income from discontinued operations	—	—	1.5	—	1.5

Net income (loss)	$350.6	$297.7	$77.2	$(374.9)	$350.6

Condensed Consolidating Statements of Operations

Year Ended April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,318.7	$662.5	$(62.2)	$2,919.0
Cost of goods sold	—	1,786.2	541.4	(62.2)	2,265.4
Selling and administrative expenses	42.7	139.2	51.4	—	233.3
Restructuring and impairment	—	1.7	(0.1)	—	1.6
Other (income) expense	(12.1)	—	12.1	—	—
Interest expense (income), net	16.1	50.1	(9.6)	—	56.6
Equity in earnings of subsidiaries	(22.0)	(57.7)	—	79.7	—

(Loss) income before income tax and minority interest	(24.7)	399.2	67.3	(79.7)	362.1
Income tax (benefit) expense	(23.0)	128.4	15.9	—	121.3
Minority interest	—	(0.1)	(1.2)	—	(1.3)

Net (loss) income from continuing operations	(1.7)	270.7	50.2	(79.7)	239.5
Net loss from discontinued operations	—	(0.2)	(241.0)	—	(241.2)

Net (loss) income	$(1.7)	$270.5	$(190.8)	$(79.7)	$(1.7)

Condensed Consolidating Statements of Operations

Year Ended March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,555.4	$381.4	$(23.7)	$1,913.1
Cost of goods sold	—	1,190.6	318.0	(23.7)	1,484.9
Selling and administrative expenses	26.5	89.9	37.6	—	154.0
Restructuring and impairment	(1.1)	3.7	8.3	—	10.9
Other expense (income)	1.0	—	10.2	—	11.2
Interest expense (income), net	17.4	39.3	(3.4)	—	53.3
Equity in earnings of subsidiaries	(120.2)	14.8	—	105.4	—

Income (loss) before income tax and minority interest	76.4	217.1	10.7	(105.4)	198.8
Income tax (benefit) expense	(41.5)	109.9	2.1	—	70.5
Minority interest	—	—	(1.4)	—	(1.4)

Net income (loss) from continuing operations	117.9	107.2	7.2	(105.4)	126.9
Net loss from discontinued operations	—	—	(9.0)	—	(9.0)

Net income (loss)	$117.9	$107.2	$(1.8)	$(105.4)	$117.9

Condensed Consolidating Balance Sheets

April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$10.6	$—	$49.3	$—	$59.9
Receivables, net	0.7	586.1	355.7	(439.3)	503.2
Inventories	—	432.2	140.2	—	572.4
Prepaid expenses	14.4	3.8	10.8	—	29.0
Deferred income taxes	—	49.2	16.2	(0.2)	65.2
Discontinued operations	—	12.0	31.2	(39.1)	4.1

Total current assets	25.7	1,083.3	603.4	(478.6)	1,233.8

Property, plant and equipment, net	7.8	467.4	223.2	—	698.4
Goodwill	—	1,235.6	419.7	—	1,655.3
Deferred income taxes	20.6	—	20.4	(41.0)	—
Investments in subsidiaries	3,050.6	284.3	—	(3,334.9)	—
Other assets	125.6	16.7	13.7	0.9	156.9
Discontinued operations	—	—	6.8	—	6.8

	$3,230.3	$3,087.3	$1,287.2	$(3,853.6)	$3,751.2

Liabilities and Shareholder’s Investment
Current liabilities:
Short-term borrowings	$—	$—	$53.5	$—	$53.5
Long-term debt currently due	19.9	1.2	2.2	—	23.3
Accounts payable	349.8	384.7	112.7	(478.4)	368.8
Accrued liabilities	21.4	202.9	61.3	(1.1)	284.5
Income taxes payable	22.9	—	10.2	—	33.1
Deferred income tax	0.2	—	—	(0.2)	—
Discontinued operations	—	—	5.2	—	5.2

Total current liabilities	414.2	588.8	245.1	(479.7)	768.4

Long-term debt	585.0	8.7	6.1	—	599.8
Deferred income taxes	—	46.6	—	(41.0)	5.6
Pension and other postretirement benefit obligations	90.6	83.0	1.3	—	174.9
Other long-term liabilities	—	34.1	24.6	—	58.7
Discontinued operations	—	—	3.3	—	3.3
Shareholders’ investment:
Common stock and paid-in capital	915.3	1,941.4	977.4	(2,918.8)	915.3
Retained earnings	1,290.5	444.6	29.3	(473.9)	1,290.5
Accumulated other comprehensive loss	(65.3)	(59.9)	0.1	59.8	(65.3)

Total shareholders’ investment	2,140.5	2,326.1	1,006.8	(3,332.9)	2,140.5

	$3,230.3	$3,087.3	$1,287.2	$(3,853.6)	$3,751.2

Condensed Consolidating Balance Sheets

April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$84.4	$2.5	$67.0	$—	$153.9
Receivables, net	0.1	293.3	358.0	(243.2)	408.2
Inventories	—	381.6	149.7	—	531.3
Prepaid expenses	4.1	3.4	10.0	—	17.5
Income tax receivable	9.3	—	0.2	(0.2)	9.3
Deferred income taxes	—	45.2	10.2	(0.4)	55.0
Discontinued operations	—	13.6	49.9	(25.6)	37.9

Total current assets	97.9	739.6	645.0	(269.4)	1,213.1

Property, plant and equipment, net	2.5	472.7	217.3	—	692.5
Goodwill	—	1,152.1	424.0	—	1,576.1
Deferred income taxes	20.2	—	23.9	(27.3)	16.8
Investments in subsidiaries	2,620.1	287.4	—	(2,907.5)	—
Other assets	79.2	20.4	8.8	—	108.4
Discontinued operations	—	—	18.1	—	18.1

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Liabilities and Shareholder’s Investment
Current liabilities:
Short-term borrowings	$—	$—	$6.0	$—	$6.0
Long-term debt currently due	35.3	1.1	1.9	—	38.3
Accounts payable	71.1	348.9	161.2	(268.8)	312.4
Accrued liabilities	32.6	211.7	77.1	(1.1)	320.3
Income taxes payable	69.6	—	20.0	(0.2)	89.4
Deferred income taxes	0.4	—	—	(0.4)	—
Discontinued operations	—	—	13.3	—	13.3

Total current liabilities	209.0	561.7	279.5	(270.5)	779.7

Long-term debt	780.6	10.0	8.1	—	798.7
Deferred income taxes	—	27.3	—	(27.3)	—
Pension and other postretirement benefit obligations	49.9	109.5	46.1	—	205.5
Other long-term liabilities	—	36.4	19.3	—	55.7
Discontinued operations	—	—	5.0	—	5.0
Shareholders’ investment:
Common stock and paid-in capital	839.6	1,836.9	978.7	(2,815.6)	839.6
Retained earnings	951.8	144.9	(45.9)	(99.0)	951.8
Accumulated other comprehensive loss	(11.0)	(54.5)	46.3	8.2	(11.0)

Total shareholders’ investment	1,780.4	1,927.3	979.1	(2,906.4)	1,780.4

	$2,819.9	$2,672.2	$1,337.1	$(3,204.2)	$3,625.0

Condensed Consolidating Statements of Cash Flows

Year Ended April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$187.9	$52.8	$(7.9)	$(2.0)	$230.8

Acquisitions of businesses	(105.2)	—	(10.3)	—	(115.5)
Capital expenditures	(6.2)	(60.6)	(32.4)	—	(99.2)
Dispositions of business and other	26.1	6.5	(1.9)	—	30.7
Net cash used by investing activities of discontinued operations	—	—	(0.2)	—	(0.2)

Net cash used by investing activities	(85.3)	(54.1)	(44.8)	—	(184.2)

Repayment of long-term debt	(211.0)	(1.2)	(1.7)	—	(213.9)
Net change in short-term borrowings	—	—	47.5	—	47.5
Common stock issued	47.9	—	—	—	47.9
Cash dividends	(11.9)	—	(2.0)	2.0	(11.9)
Other	(1.4)	—	—	—	(1.4)

Net cash (used) provided by financing activities	(176.4)	(1.2)	43.8	2.0	(131.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8.8)	—	(8.8)

Net decrease in cash and cash equivalents	(73.8)	(2.5)	(17.7)	—	(94.0)
Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$10.6	$—	$49.3	$—	$59.9

Condensed Consolidating Statements of Cash Flows

Year Ended April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$247.7	$(7.2)	$91.2	$22.4	$354.1

Acquisitions of businesses	—	(190.7)	(1.4)	—	(192.1)
Capital expenditures	(1.8)	(42.1)	(17.8)	—	(61.7)
Investments in subsidiaries	(174.1)	247.0	—	(72.9)	—
Dispositions of business and other	164.2	5.8	4.2	—	174.2
Net cash used by investing activities of discontinued operations	—	—	(5.9)	—	(5.9)

Net cash (used) provided by investing activities	(11.7)	20.0	(20.9)	(72.9)	(85.5)

Repayment of long-term debt	(221.0)	(0.8)	(2.7)	—	(224.5)
Net change in short-term borrowings	—	—	(5.8)	—	(5.8)
Common stock issued	41.2	—	—	—	41.2
Cash dividends	(7.7)	—	—	—	(7.7)
Other	2.7	(9.5)	(43.1)	50.5	0.6
Net cash used by financing activities of discontinued operations	—	—	(4.3)	—	(4.3)

Net cash (used) provided by financing activities	(184.8)	(10.3)	(55.9)	50.5	(200.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	5.5	—	5.5

Net increase in cash and cash equivalents	51.2	2.5	19.9	—	73.6
Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$84.4	$2.5	$67.0	$—	$153.9

Condensed Consolidating Statements of Cash Flows

Year Ended March 28, 2004	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$23.5	$64.5	$48.2	$6.9	$143.1

Acquisitions of businesses	(280.9)	—	—	—	(280.9)
Capital expenditures	(0.3)	(34.9)	(20.6)	—	(55.8)
Investments in subsidiaries	(8.0)	(2.5)	—	10.5	—
Dispositions of business and other	25.2	7.5	(1.3)	—	31.4
Net cash used by investing activities of discontinued operations	—	—	(12.2)	—	(12.2)

Net cash (used) provided by investing activities	(264.0)	(29.9)	(34.1)	10.5	(317.5)

Issuance of long-term debt	500.0	—	—	—	500.0
Repayment of long-term debt	(262.7)	(0.1)	0.4	—	(262.4)
Net change in short-term borrowings	—	—	(65.6)	—	(65.6)
Common stock issued	59.5	—	—	—	59.5
Cash dividends	(6.4)	—	—	—	(6.4)
Other	(24.2)	(36.3)	77.7	(17.4)	(0.2)
Net cash provided (used) by financing activities of discontinued operations	—	1.7	(3.2)	—	(1.5)

Net cash provided (used) by financing activities	266.2	(34.7)	9.3	(17.4)	223.4

Effect of exchange rate changes on cash and cash equivalents	—	—	2.6	—	2.6

Net increase (decrease) in cash and cash equivalents	25.7	(0.1)	26.0	—	51.6
Cash and cash equivalents at beginning of year	7.5	0.1	21.1	—	28.7

Cash and cash equivalents at end of year	$33.2	$—	$47.1	$—	$80.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Precision Castparts Corp.:

We have completed integrated audits of Precision Castparts Corp.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 2, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index under Item 15(a)(1) present fairly, in all material respects, the financial position of Precision Castparts Corp. and its subsidiaries at April 2, 2006 and April 3, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that the Company maintained effective internal control over financial reporting as of April 2, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Shur-Lok Corporation from its assessment of internal control over financial reporting as of April 2, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Shur-Lok Corporation from our audit of internal control over financial reporting. Shur-Lok Corporation is a wholly-owned subsidiary whose total assets and total revenues represent $123.8 million and $14.8 million, respectively, of the related consolidated financial statement amounts as of and for the year ended April 2, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Portland, Oregon

June 14, 2006

Quarterly Financial Information (1, 5)

(Unaudited) (In millions, except per share data) 2006	1st Quarter	2nd Quarter (2)	3rd Quarter (3)	4th Quarter
Net sales	$854.6	$874.8	$864.4	$952.6
Gross profit	$192.3	$194.2	$196.6	$224.2
Net income (loss):
Continuing operations	$77.7	$79.6	$91.2	$100.6
Discontinued operations	(0.3)	(0.5)	2.5	(0.2)

	$77.4	$79.1	$93.7	$100.4

Net income (loss) per share—basic:
Continuing operations	$0.59	$0.60	$0.68	$0.75
Discontinued operations	(0.01)	(0.01)	0.02	—

	$0.58	$0.59	$0.70	$0.75

Net income (loss) per share—diluted:
Continuing operations	$0.58	$0.59	$0.67	$0.74
Discontinued operations	(0.01)	(0.01)	0.02	(0.01)

	$0.57	$0.58	$0.69	$0.73

Cash dividends per share	$0.015	$0.03	$0.03	$0.03
Common stock prices:
High	$39.74	$53.10	$52.90	$59.65
Low	$36.42	$39.47	$47.19	$49.26
End	$38.50	$53.10	$51.81	$59.40

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (4)
Net sales	$668.1	$697.5	$743.9	$809.5
Gross profit	$149.1	$160.2	$168.1	$176.2
Net income (loss):
Continuing operations	$50.5	$57.2	$62.1	$69.7
Discontinued operations	3.1	(240.2)	(0.4)	(3.7)

	$53.6	$(183.0)	$61.7	$66.0

Net income (loss) per share—basic:
Continuing operations	$0.39	$0.44	$0.47	$0.53
Discontinued operations	0.02	(1.85)	—	(0.03)

	$0.41	$(1.41)	$0.47	$0.50

Net income (loss) per share—diluted:
Continuing operations	$0.38	$0.43	$0.47	$0.52
Discontinued operations	0.03	(1.81)	(0.01)	(0.03)

	$0.41	$(1.38)	$0.46	$0.49

Cash dividends per share	$0.015	$0.015	$0.015	$0.015
Common stock prices:
High	$26.59	$30.11	$33.73	$39.20
Low	$21.07	$25.48	$29.25	$31.50
End	$26.48	$29.96	$32.84	$38.00

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.
(2)	The second quarter of fiscal 2006 includes a $1.9 million reduction of net income related to the special investigation within the Forged Products and Industrial Products segments.
(3)	The third quarter of fiscal 2006 includes a $2.3 million charge for costs associated with restructuring and impairment activities within the Investment Cast Products and Industrial Products segments.
(4)	The fourth quarter of fiscal 2005 includes a $1.6 million charge for costs associated with restructuring and impairment activities within the Investment Cast Products, Forged Products and Industrial Products segments.
(5)	All per share information has been restated to reflect the 2-for-1 stock split effective September 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2006.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in September 2005, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) an annual certification of compliance with NYSE listing standards without qualification.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of April 2, 2006, the Company’s internal control over financial reporting was effective.

On January 6, 2006, PCC acquired the Shur-Lok Group (Shur-Lok) in a purchase business combination. Management has excluded Shur-Lok from its assessment of internal control over financial reporting as of April 2, 2006 because Shur-Lok is a wholly-owned subsidiary whose assets and total revenues represent $123.8 million and $14.8 million, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended April 2, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 2, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committees” and to “Audit Committee Disclosure” in our Proxy Statement to be filed for the 2006 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4 of this document.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2006 Annual Meeting of Shareholders of the Registrant.

The Company has adopted a code of ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Business Conduct and Ethics on the PCC Corporate Center at www.precast.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference to “Compensation of Executive Officers” and to “Director Compensation and Stock Ownership Guidelines” in the Proxy Statement to be filed for the 2006 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2006 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Principal Accounting Firm Fees” in the Proxy Statement to be filed for the 2006 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The following consolidated financial statements of Precision Castparts Corp. are included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Investment

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedule

The following schedule is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

(a)(3) Exhibits

3.1	-	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit 3(A) in the Form 10-K filed June 11, 2002.) (File number 1-10348)

3.2	-	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

4.1	-	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.) (File number 1-10348)

4.2	-	Officers’ Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit (4)B to the Form 10-K filed June 11, 2002) (File number 1-10348)

4.3	-	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003) (File number 333-109033)

4.4	-	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.) (File number 1-10348)

4.5	-	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.6	-	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.8	-	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee

4.9	-	Form of 5.60% Senior Note due 2013 (incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.10	-	Form of Notation of Guarantee (incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.11	-	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.12	-	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998.) (File number 1-10348)

10.1	-	Precision Castparts Corp. Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)

10.2	-	Precision Castparts Corp. 1994 Stock Incentive Plan, as amended (Incorporated by reference to Appendix A in the Company’s June 28, 1999 Proxy Statement.)(File number 1-10348)

10.3	-	Precision Castparts Corp. Nonemployee Directors’ Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.4	-	Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.5	-	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant’s July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)

10.6	-	Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). (File number 1-10348)

10.7	-	Precision Castparts Corp. Supplemental Executive Retirement Program, Level One, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.7 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.8	-	Precision Castparts Corp. Supplemental Executive Retirement Program, Level Two, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.8 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.9	-	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended (Incorporated herein by reference to Exhibit 10.9 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.10	-	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed October 19, 2005.) (File number 1-10348)

10.12	-	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.13	-	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein

10.14	-	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)

10.15	-	Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)

10.16	-	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.17	-	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.18	-	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.16 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.19	-	Peter Waite agreement, dated as of February 24, 2005 (Incorporated herein by reference to Exhibit 10.18 in the Form 10-K filed June 17, 2005.) (File number 1-10348)

11	-	Calculation of Earnings Per Share for the Year Ended April 2, 2006 *

21	-	Subsidiaries of Precision Castparts Corp.

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Information required to be presented in Exhibit 11 is included in the “Earnings per Share” note in “Item 8. Financial Statement and Supplementary Data.”

(b) See a(3) above.

(c) See a(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

By:	/s/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer

Dated: June 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/s/ MARK DONEGAN Mark Donegan	Chairman and Chief Executive Officer	June 14, 2006

/s/ WILLIAM D. LARSSON William D. Larsson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2006

/s/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	June 14, 2006

/s/ DEAN T. DUCRAY Dean T. DuCray	Director	June 14, 2006

/s/ DON R. GRABER Don R. Graber	Director	June 14, 2006

/s/ VERNON E. OECHSLE Vernon E. Oechsle	Director	June 14, 2006

/s/ BYRON O. POND, JR. Byron O. Pond, Jr.	Director	June 14, 2006

/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	June 14, 2006

/s/ J. FRANK TRAVIS J. Frank Travis	Director	June 14, 2006

SCHEDULE II

Precision Castparts Corp. and Subsidiaries

Valuation and Qualifying Accounts

For the years ended

(000’s Omitted)

Column A	Column B	Column C			Column D		Column E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period
Deducted from assets to which they apply:
Reserve for doubtful accounts:
March 28, 2004	$3,300	$3,400		$4,300	$2,400	(1)	$8,600

April 3, 2005	$8,600	$2,900		$500	$7,000	(1)	$5,000

April 2, 2006	$5,000	$3,800		$100	$2,700	(1)	$6,200

Deferred tax asset valuation allowance:
March 28, 2004	$5,000	$2,900	(2)	$3,900	$2,100		$9,700

April 3, 2005	$9,700	$3,800	(2)	$—	$2,100		$11,400

April 2, 2006	$11,400	$600	(2)	$—	$600		$11,400

(1)	Write off of bad debts and foreign currency translation.
(2)	Establishment of valuation allowances for capital loss carry-forwards or operating loss carry-forwards.

INDEX TO EXHIBITS

3.1	-	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit 3(A) in the Form 10-K filed June 11, 2002.) (File number 1-10348)

3.2	-	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

4.1	-	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.) (File number 1-10348)

4.2	-	Officers’ Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit (4)B to the Form 10-K filed June 11, 2002) (File number 1-10348)

4.3	-	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003) (File number 333-109033)

4.4	-	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.) (File number 1-10348)

4.5	-	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.6	-	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.8	-	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee

4.9	-	Form of 5.60% Senior Note due 2013 (incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.10	-	Form of Notation of Guarantee (incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.11	-	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.12	-	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998.) (File number 1-10348)

10.1	-	Precision Castparts Corp. Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)

10.2	-	Precision Castparts Corp. 1994 Stock Incentive Plan, as amended (Incorporated by reference to Appendix A in the Company’s June 28, 1999 Proxy Statement.)(File number 1-10348)

10.3	-	Precision Castparts Corp. Nonemployee Directors’ Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.4	-	Precision Castparts Corp. Executive Deferred Compensation Plan dated January 1, 1995, 2003 Restatement. (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.5	-	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant’s July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)

10.6	-	Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). (File number 1-10348)

10.7	-	Precision Castparts Corp. Supplemental Executive Retirement Program, Level One, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.7 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.8	-	Precision Castparts Corp. Supplemental Executive Retirement Program, Level Two, 1998 Restatement, dated January 1, 1998, conformed through amendment No.3. (Incorporated herein by reference to Exhibit 10.8 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.9	-	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended (Incorporated herein by reference to Exhibit 10.9 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.10	-	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed October 19, 2005.) (File number 1-10348)

10.12	-	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.13	-	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein

10.14	-	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)

10.15	-	Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)

10.16	-	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.17	-	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.18	-	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.16 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.19	-	Peter Waite agreement, dated as of February 24, 2005 (Incorporated herein by reference to Exhibit 10.18 in the Form 10-K filed June 17, 2005.) (File number 1-10348)

11	-	Calculation of Earnings Per Share for the Year Ended April 2, 2006 *

21	-	Subsidiaries of Precision Castparts Corp.

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Information required to be presented in Exhibit 11 is included in the “Earnings per Share” note in “Item 8. Financial Statement and Supplementary Data.”