Form 10-Q
period 2006-07-02
PRECISION CASTPARTS CORP
filed 2006-08-11
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended July 2, 2006

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

Number of shares of Common Stock, no par value, outstanding as of August 2, 2006: 135,477,450

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	7/02/06	7/03/05
Net sales	$1,122.5	$853.0
Cost of goods sold	856.7	660.6
Selling and administrative expenses	75.9	63.6
Interest expense, net	13.4	10.6

Income before income taxes and minority interest	176.5	118.2
Income tax expense	58.0	40.0
Minority interest	(0.5)	(0.3)

Net income from continuing operations	118.0	77.9
Loss from discontinued operations	(2.9)	(0.5)

Net income	$115.1	$77.4

Net income per common share – basic:
Net income from continuing operations	$0.87	$0.59
Net loss from discontinued operations	(0.02)	(0.01)

	$0.85	$0.58

Net income per common share – diluted:
Net income from continuing operations	$0.86	$0.58
Net loss from discontinued operations	(0.02)	(0.01)

	$0.84	$0.57

Average common shares outstanding:
Basic	135.3	132.4
Diluted	137.2	134.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	7/02/06	4/02/06
ASSETS
Current assets:
Cash and cash equivalents	$97.8	$59.9
Receivables, net	722.7	503.1
Inventories	1,006.1	569.6
Prepaid expenses	20.6	29.0
Deferred income taxes	42.6	65.2
Discontinued operations	24.5	7.0

Total current assets	1,914.3	1,233.8

Property, plant and equipment, at cost	1,548.3	1,347.7
Less - accumulated depreciation	(677.2)	(651.1)

Net property, plant and equipment	871.1	696.6

Goodwill	1,754.1	1,655.3
Acquired intangible assets, net	9.8	4.5
Other assets	162.3	152.3
Discontinued operations	4.2	7.3

	$4,715.8	$3,749.8

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$139.7	$53.5
Long-term debt currently due	23.4	23.3
Accounts payable	461.3	368.7
Accrued liabilities	384.0	284.4
Income taxes payable	75.7	33.1
Discontinued operations	25.8	5.4

Total current liabilities	1,109.9	768.4
Long-term debt	962.2	599.8
Pension and other postretirement benefit obligations	258.6	174.9
Other long-term liabilities	91.6	58.7
Deferred tax liability	15.8	4.2
Discontinued operations	4.0	3.3

Total liabilities	2,442.1	1,609.3

Shareholders’ investment:
Common stock	135.3	135.1
Paid-in capital	790.2	780.2
Retained earnings	1,401.5	1,290.5
Accumulated comprehensive income (loss):
Foreign currency translation	50.4	38.8
Derivatives qualifying as hedges	(0.4)	(0.8)
Minimum pension liability	(103.3)	(103.3)

Total shareholders’ investment	2,273.7	2,140.5

	$4,715.8	$3,749.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	7/02/06	7/03/05
Cash flows from operating activities:
Net income	$115.1	$77.4
Net loss from discontinued operations	2.9	0.5
Non-cash items included in net income:
Depreciation and amortization	26.4	25.2
Stock-based compensation expense	4.9	—
Deferred income taxes	4.8	9.2
Tax benefit from stock option exercises	—	2.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	(2.6)	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(30.2)	(16.0)
Inventories	(17.7)	(26.5)
Other current assets	(0.1)	12.6
Payables, accruals and current taxes	35.4	(29.5)
Retirement benefit obligations	10.5	(16.0)
Other non-current assets and liabilities	(2.0)	0.6
Net cash provided by operating activities of discontinued operations	1.2	0.6

Net cash provided by operating activities	148.6	40.7

Cash flows from investing activities:
Acquisitions of businesses	(542.0)	(2.5)
Capital expenditures	(29.1)	(16.7)
Dispositions of businesses and other	11.1	4.1

Net cash used by investing activities	(560.0)	(15.1)

Cash flows from financing activities:
Net change in short-term borrowings	85.6	—
Net change in long-term debt	360.7	(14.5)
Common stock issued	2.7	3.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	2.6	—
Cash dividends	(4.1)	(2.0)
Other	0.4	(3.3)
Net cash used by financing activities of discontinued operations	(0.4)	—

Net cash provided (used) by financing activities	447.5	(16.2)

Effect of exchange rate changes on cash and cash equivalents	1.8	(3.2)

Net increase in cash and cash equivalents	37.9	6.2
Cash and cash equivalents at beginning of period	59.9	153.9

Cash and cash equivalents at end of period	$97.8	$160.1

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data)

(1)	Basis of Presentation

The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC” or the “Company”), without audit and subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America, except that certain information and footnote disclosures made in the latest annual report of Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2)	Stock-based compensation

On April 2, 2006, PCC adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“123R”), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. PCC has elected the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial statements for prior periods.

Stock option plans

PCC has stock incentive plans for certain officers, key salaried employees and directors under three plans: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 43,642,000 shares. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and sale of restricted stock. The Compensation Committee of the Board of Directors determines awards under the officer and employee stock incentive plans. To date, all awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other exercise terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant.

Employee stock purchase plan

PCC has an employee stock purchase plan whereby the Company is authorized to issue shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company’s common stock subject to limitations established in the Internal Revenue Code. The purchase price of the stock is the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase.

Deferred compensation plan

The Company has a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made in either cash or shares of PCC common stock, at the individual’s election. PCC accounts for the Phantom Stock Units as a liability award. The expense is calculated based on the current market value and the liability associated with the deferred compensation is adjusted accordingly. Total expense recognized for the three months ended July 2, 2006 was approximately $0.1 million.

Periods prior to adoption of SFAS No. 123(R)

Prior to April 2, 2006, PCC accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No significant stock-based compensation expense was recognized prior to the adoption of SFAS No. 123(R) since options granted under the Company’s plan had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended July 3, 2005:

Three Months Ended 7/03/05
Net income as reported	$77.4
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(2.7)

Pro forma net income	$74.7

Net income per share – basic:
Reported	$0.58
Pro forma	$0.56
Net income per share – diluted:
Reported	$0.57
Pro forma	$0.55

Current period expense

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Condensed Consolidated Statement of Income:

Three Months Ended 7/02/06
Cost of goods sold	$1.8
Selling, general and administrative	3.1

Stock-based compensation expense before income taxes	4.9
Income tax benefit	(1.3)

Total stock-based compensation expense after income taxes	$3.6

No stock-based compensation costs were capitalized as of July 2, 2006 as they were not material. As of July 2, 2006, the Company had $28.8 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 3.1 years.

Valuation assumptions

The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

	Stock Option Plans Three Months Ended		Employee Stock Purchase Plan Three Months Ended
	7/02/06	7/03/05	7/02/06	7/03/05
Risk-free interest rate	5.2%	3.8%	5.3%	3.8%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
Expected volatility	35.7%	38.7%	35.7%	38.7%
Expected life (in years)	2.7-4.4	5.0	0.9	0.9

The Company uses the US Treasury (constant maturity) interest rate as the risk-free interest rate and uses 10-year historical volatility as the expected volatility. The Company’s determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

	Three Months Ended
	7/02/06	7/03/05
Stock option awards:
Grant date fair value per share	$20.03	$14.42
Total fair value of awards granted	$0.2	$0.4
Total intrinsic value of options exercised	$7.5	$7.1
Employee stock purchase plan:
Grant date fair value per share	$12.54	$7.70
Total fair value	$1.2	$1.0

The total amount of cash received from the exercise of stock options in the three months ended July 2, 2006 was $5.4 million and the related tax benefit was $2.6 million.

Additional information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 2, 2006	6,223,000	$26.29
Granted	12,000	55.37
Exercised	(167,000)	15.77
Forfeited or expired	(45,000)	32.03

Outstanding at July 2, 2006	6,023,000	$26.60	7.26	$200.0

Vested or expected to vest (1)	5,485,000	$25.60	7.29	$187.6

Exercisable at July 2, 2006	1,955,000	$15.54	5.69	$86.6

(1)	Represents outstanding options reduced by expected forfeitures

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2007 to fiscal 2016. At July 2, 2006, approximately 5,666,000 stock incentive plan shares were available for future grants.

There were no shares issued under the Employee Stock Purchase Plan during the three months ended July 2, 2006. There were approximately 2,367,000 shares available for future issuances at July 2, 2006.

(3)	Acquisition

On May 25, 2006, PCC completed the acquisition of Special Metals Corporation (‘SMC”), a leading manufacturer of high-performance nickel-based alloys and super alloys. SMC will provide PCC with an internal supply of nickel-based billet for its Forged Products operations, as well as strengthen and diversify PCC’s sales profile. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The cash transaction was funded through the Company’s credit facilities. The financial results of SMC since the acquisition are reported in PCC’s Forged Products segment. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

Because of the timing of the SMC acquisition, PCC is in the process of finalizing the allocation of the purchase price as of July 2, 2006; thus, the allocation shown below is preliminary and subject to further refinement as analyses are completed.

5/25/06
Current assets	$613.7
Property, plant and equipment	163.9
Goodwill	92.5
Intangible assets	5.5
Other assets	9.8

Total assets acquired	885.4

Notes payable and current portion long-term debt	1.2
Accounts payable and other current liabilities	207.8
Long-term debt	1.6
Other long-term liabilities	126.7

Total liabilities assumed	337.3

Net assets acquired	$548.1

Acquired intangible assets of $5.5 million include patents totaling $5.2 million with an 8-year weighted average useful life and a license agreement valued at $0.3 million with a 3-year useful life. The $92.5 million of goodwill was assigned to the Forged Products segment and is not deductible for tax purposes.

On January 6, 2006, PCC completed the acquisition of the Shur-Lok Group, which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million in cash. Shur-Lok is a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line significantly enhances the basket of fastener products the Company can offer to its commercial airframe customers, while increasing market reach into other critical fastener applications. The results of Shur-Lok’s operations are included within the Fastener Products segment in the consolidated financial statements since the acquisition. Goodwill relating to this transaction of $85.2 million is assigned to the Fastener Product segment, of which $78.8 million is deductible for tax purposes. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

PCC is in the process of finalizing the allocation of the purchase price to certain contingent liabilities and valuation allowances as of July 2, 2006; thus, the allocation shown below is preliminary and subject to further refinement as analyses are completed.

1/06/06
Current assets	$27.1
Property, plant and equipment	14.5
Goodwill	85.2
Other assets	1.1

Total assets acquired	127.9

Accounts payable and other current liabilities	14.6
Other long-term liabilities	0.3

Total liabilities assumed	14.9

Net assets acquired	$113.0

(4)	Discontinued Operations

In the first quarter of fiscal 2007, the Company decided to sell the refiner rebuild business of J&L Fiber Services and to close its AFT Composites business. These businesses were reclassified from the Industrial Products segment to discontinued operations.

These businesses meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Condensed Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. In addition, gains and losses on operations discontinued in prior periods are also included below. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	7/02/06	7/03/05
Net sales	$4.8	$14.8
Cost of goods sold	4.7	12.4
Selling and administrative expenses	0.5	2.1

Net (loss) income from operations before income taxes	(0.4)	0.3
Income tax benefit (expense)	1.1	(0.2)

Net income from operations	0.7	0.1
Net loss on disposal	(3.6)	(0.6)

Net loss from discontinued operations	$(2.9)	$(0.5)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	7/02/06	4/02/06
Assets of discontinued operations
Current assets	$24.5	$7.0
Net property, plant and equipment	3.8	5.3
Other assets	0.4	2.0

	$28.7	$14.3

Liabilities of discontinued operations
Other current liabilities	$25.8	$5.4
Other liabilities	4.0	3.3

	$29.8	$8.7

(5)	Inventories

Inventories consisted of the following:

	7/02/06	4/02/06
Finished goods	$185.0	$127.2
Work-in-process	488.9	273.8
Raw materials and supplies	279.5	136.6

	953.4	537.6
LIFO provision	52.7	32.0

Total inventory	$1,006.1	$569.6

(6)	Goodwill and Acquired Intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year.

There were no triggering events during the first quarter of fiscal 2007 requiring a goodwill impairment test in accordance with SFAS No. 142.

The changes in the carrying amount of goodwill by reportable segment for the three months ended July 2, 2006, were as follows:

	Balance at 4/02/06	Acquired	Currency Translation and Other	Balance at 7/02/06
Investment Cast Products	$298.2	$—	$0.8	$299.0
Forged Products	507.7	92.5	4.4	604.6
Fastener Products	678.1	0.9	0.1	679.1
Industrial Products	171.3	—	0.1	171.4

Total	$1,655.3	$93.4	$5.4	$1,754.1

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	7/02/06		4/02/06
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$8.1	$1.4	$3.0	$1.2
Proprietary technology	2.4	0.4	2.4	0.4
Tradenames	1.2	0.1	0.8	0.1
Long-term customer agreements	0.2	0.2	0.2	0.2

	$11.9	$2.1	$6.4	$1.9

Amortization expense for acquired intangible assets during the first quarter of fiscal 2007 was $0.2 million. Amortization expense related to finite-lived intangible assets is projected to total $1.3 million for fiscal 2007. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2008	$1.4
2009	1.3
2010	1.1
2011	0.9
2012	0.7

(7)	Guarantees

In the ordinary course of business, the Company warrants certain of its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of July 2, 2006 and April 2, 2006 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(8)	Financing Arrangements

In connection with the acquisition of SMC in the first quarter of fiscal 2007, the Company increased borrowings under its $1.0 billion revolving credit facility which matures in fiscal 2011. Outstanding amounts under this facility totaled $467.0 million and $105.5 million at July 2, 2006 and April 2, 2006, respectively. As the Company has the option to pay down and borrow debt under this facility through fiscal 2011, it has classified amounts outstanding as long-term.

Also available to the Company is a 364-day Credit and Security Agreement (“Receivable Facility”), under which allowable borrowings are based on the level of eligible trade accounts receivable, which cannot exceed $150.0 million. This facility was also used in connection with the acquisition of SMC. Included in short-term borrowings were outstanding amounts under this Receivable Facility totaling $132.0 million and $47.0 million as of July 2, 2006 and April 2, 2006, respectively.

(9)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended
	7/02/06	7/03/05
Basic weighted average shares outstanding	135.3	132.4
Dilutive stock options	1.9	2.4

Average shares outstanding assuming dilution	137.2	134.8

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three months ending July 2, 2006 and July 3, 2005, stock options to purchase 1.1 million and 2.0 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because to do so would have been antidilutive. These options could be dilutive in the future.

(10)	Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended
	7/02/06	7/03/05
Net income	$115.1	$77.4
Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	11.6	(17.3)
Minimum pension liability	—	(0.7)
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax of $0.1 and $1.2, respectively)	0.3	(3.3)
Reclassification to net income of previously deferred gains and loss (net of income tax of $0.1 and $0.3, respectively)	0.1	0.7

Other comprehensive income (loss)	12.0	(20.6)

Total comprehensive income	$127.1	$56.8

(11)	Pensions and Other Postretirement Benefit Plans

The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans. In addition, the Company offers postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 2, 2006.

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Pension Benefits		Other Postretirement Benefits
	7/02/06	7/03/05	7/02/06	7/03/05
Service cost	$8.7	$8.2	$0.2	$0.1
Interest cost	17.2	16.3	1.4	1.0
Expected return on plan assets	(20.9)	(18.0)	—	—
Recognized net actuarial loss	4.3	3.4	0.3	0.3
Amortization of prior service cost	0.6	0.7	(0.1)	(0.1)

Net periodic benefit cost	$9.9	$10.6	$1.8	$1.3

The Company made contributions of $3.3 million, none of which were voluntary, to the defined benefit pension plans during the first quarter of fiscal year 2007. Projected contributions are expected to total approximately $33.0 million for fiscal year 2007, of which $18.1 million will be voluntary.

(12)	Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on PCC’s consolidated financial position, results of operations, cash flows or business.

(13)	New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company, which is currently evaluating its available transition alternatives, has until March 30, 2007 to make its one-time election.

In July 2006, the FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. PCC is currently evaluating the impact of this interpretation on the Company’s financial statements.

(14)	Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. The Company’s four reportable business segments are identified separately based on fundamental differences in their operations. The results of operations of SMC have been included within the Forged Products segment since the date of acquisition, as described in Note 3 – Acquisitions.

	Three Months Ended
	7/02/06	7/03/05
Net sales:
Investment Cast Products	$428.1	$387.3
Forged Products	395.3	204.0
Fastener Products	241.5	202.6
Industrial Products	57.6	59.1

Consolidated net sales	$1,122.5	$853.0

Segment operating income (loss):
Investment Cast Products	$91.9	$74.6
Forged Products	56.1	22.8
Fastener Products	48.8	31.1
Industrial Products	9.9	12.0
Corporate expenses	(16.8)	(11.7)

Total segment operating income	189.9	128.8
Interest expense, net	13.4	10.6

Consolidated income before income taxes and minority interest	$176.5	$118.2

The Forged Products segment’s assets as of July 2, 2006 totaled $1,898.5 million, including $898.1 million associated with SMC, which was acquired during the first quarter of fiscal 2007.

(15)	Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007, as well as the Company’s private notes and bank credit facilities. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case as of July 2, 2006 and April 2, 2006 and for the fiscal quarters ended July 2, 2006 and July 3, 2005. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended July 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$893.1	$254.6	$(25.2)	$1,122.5
Cost of goods sold	1.8	679.2	200.9	(25.2)	856.7
Selling and administrative expenses	14.8	45.9	15.2	—	75.9
Other (income) expense	(0.7)	—	0.7	—	—
Interest (income) expense, net	(3.6)	20.2	(3.2)	—	13.4
Equity in earnings of subsidiaries	(98.4)	(6.2)	—	104.6	—

Income (loss) before income tax and minority interest	86.1	154.0	41.0	(104.6)	176.5
Income tax (benefit) expense	(29.0)	76.8	10.2	—	58.0
Minority interest	—	—	(0.5)	—	(0.5)

Net income (loss) from continuing operations	115.1	77.2	30.3	(104.6)	118.0
Net (loss) income from discontinued operations	—	(3.6)	0.7	—	(2.9)

Net income (loss)	$115.1	$73.6	$31.0	$(104.6)	$115.1

Condensed Consolidating Statements of Income

Three Months Ended July 3, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$680.4	$193.5	$(20.9)	$853.0
Cost of goods sold	—	523.1	158.4	(20.9)	660.6
Selling and administrative expenses	11.7	37.7	14.2	—	63.6
Other (income) expense	(0.6)	—	0.6	—	—
Interest (income) expense, net	(1.7)	17.1	(4.8)	—	10.6
Equity in earnings of subsidiaries	(86.2)	2.5	—	83.7	—

Income (loss) before income tax and minority interest	76.8	100.0	25.1	(83.7)	118.2
Income tax (benefit) expense	(0.6)	30.4	10.2	—	40.0
Minority interest	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operations	77.4	69.6	14.6	(83.7)	77.9
Net loss from discontinued operations	—	(0.2)	(0.3)	—	(0.5)

Net income (loss)	$77.4	$69.4	$14.3	$(83.7)	$77.4

Condensed Consolidating Balance Sheets

July 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$21.1	$3.2	$73.5	$—	$97.8
Receivables, net	0.8	794.8	542.0	(614.9)	722.7
Inventories	—	787.2	218.9	—	1,006.1
Prepaid expenses	—	10.7	12.3	(2.4)	20.6
Deferred income taxes	0.1	21.4	21.1	—	42.6
Discontinued operations	—	13.2	47.5	(36.2)	24.5

Total current assets	22.0	1,630.5	915.3	(653.5)	1,914.3

Property, plant and equipment, net	7.6	589.5	274.0	—	871.1
Goodwill, net	—	1,329.0	425.1	—	1,754.1
Deferred income taxes	21.9	—	22.1	(44.0)	—
Investments in subsidiaries	3,755.2	322.0	—	(4,077.2)	—
Investments in affiliates	—	10.1	—	(10.1)	—
Other assets	125.7	22.5	13.8	10.1	172.1
Discontinued operations	—	—	4.2	—	4.2

	$3,932.4	$3,903.6	$1,654.5	$(4,774.7)	$4,715.8

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$—	$0.2	$139.5	$—	$139.7
Long-term debt currently due	19.7	1.2	2.5	—	23.4
Accounts payable	505.5	461.8	145.1	(651.1)	461.3
Accrued liabilities	31.7	271.5	84.3	(3.5)	384.0
Income taxes payable	65.1	—	10.6	—	75.7
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	—	25.8	—	25.8

Total current liabilities	622.0	734.7	407.8	(654.6)	1,109.9

Long-term debt	946.7	10.1	5.4	—	962.2
Pension and other postretirement benefit obligations	90.0	160.7	7.9	—	258.6
Deferred tax liability	—	59.8	—	(44.0)	15.8
Other long-term liabilities	—	62.0	29.6	—	91.6
Discontinued operations	—	—	4.0	—	4.0
Shareholders’ investment:
Common stock and paid-in capital	925.5	2,418.3	1,127.1	(3,545.4)	925.5
Retained earnings	1,401.5	518.2	60.3	(578.5)	1,401.5
Accumulated other comprehensive loss	(53.3)	(60.2)	12.4	47.8	(53.3)

Total shareholders’ investment	2,273.7	2,876.3	1,199.8	(4,076.1)	2,273.7

	$3,932.4	$3,903.6	$1,654.5	$(4,774.7)	$4,715.8

Condensed Consolidating Balance Sheets

April 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$10.6	$—	$49.3	$—	$59.9
Receivables, net	0.7	584.8	355.7	(438.1)	503.1
Inventories	—	429.4	140.2	—	569.6
Prepaid expenses	14.4	3.8	10.8	—	29.0
Deferred income taxes	—	49.2	16.2	(0.2)	65.2
Discontinued operations	—	16.1	31.2	(40.3)	7.0

Total current assets	25.7	1,083.3	603.4	(478.6)	1,233.8

Property, plant and equipment, net	7.8	465.6	223.2	—	696.6
Goodwill, net	—	1,235.6	419.7	—	1,655.3
Deferred income taxes	20.6	—	20.4	(41.0)	—
Investments in subsidiaries	3,050.6	284.3	—	(3,334.9)	—
Other assets	125.6	16.6	13.7	0.9	156.8
Discontinued operations	—	1.9	6.8	(1.4)	7.3

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$—	$—	$53.5	$—	$53.5
Long-term debt currently due	19.9	1.2	2.2	—	23.3
Accounts payable	349.8	384.6	112.7	(478.4)	368.7
Accrued liabilities	21.4	202.8	61.3	(1.1)	284.4
Income taxes payable	22.9	—	10.2	—	33.1
Deferred income taxes	0.2	—	—	(0.2)	—
Discontinued operations	—	0.2	5.2	—	5.4

Total current liabilities	414.2	588.8	245.1	(479.7)	768.4

Long-term debt	585.0	8.7	6.1	—	599.8
Pension and other postretirement benefit obligations	90.6	83.0	1.3	—	174.9
Deferred tax liability	—	46.6	—	(42.4)	4.2
Other long-term liabilities	—	34.1	24.6	—	58.7
Discontinued operations	—	—	3.3	—	3.3
Shareholders’ investment:
Common stock and paid-in capital	915.3	1,941.4	977.4	(2,918.8)	915.3
Retained earnings	1,290.5	444.6	29.3	(473.9)	1,290.5
Accumulated other comprehensive loss	(65.3)	(59.9)	0.1	59.8	(65.3)

Total shareholders’ investment	2,140.5	2,326.1	1,006.8	(3,332.9)	2,140.5

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

Condensed Consolidating Statements of Cash Flows

Three Months Ended July 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$209.8	$2.3	$(63.5)	$—	$148.6

Acquisitions of businesses	(564.3)	12.9	9.4	—	(542.0)
Capital expenditures	—	(19.8)	(9.3)	—	(29.1)
Dispositions of businesses and other	2.3	8.1	0.7	—	11.1

Net cash provided (used) by investing activities	(562.0)	1.2	0.8	—	(560.0)

Issuance of long-term debt	361.5	(0.3)	(0.5)	—	360.7
Net change in short-term borrowings	—	—	85.6	—	85.6
Proceeds from exercise of stock options	2.7	—	—	—	2.7
Cash dividends	(4.1)	—	—	—	(4.1)
Excess tax benefits on equity instruments issued under FAS 123R	2.6	—	—	—	2.6
Other	—	—	0.4	—	0.4
Net cash used by financing activities of discontinued operations	—	—	(0.4)	—	(0.4)

Net cash provided (used) by financing activities	362.7	(0.3)	85.1	—	447.5

Effect of exchange rate changes on cash and cash equivalents	—	—	1.8	—	1.8

Net increase in cash and cash equivalents	10.5	3.2	24.2	—	37.9
Cash and cash equivalents at beginning of year	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of year	$21.1	$3.2	$73.5	$—	$97.8

Condensed Consolidating Statements of Cash Flows

Three Months Ended July 3, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$16.2	$7.4	$18.8	$(1.7)	$40.7

Acquisitions of businesses	(2.5)	—	—	—	(2.5)
Capital expenditures	—	(11.9)	(4.8)	—	(16.7)
Dispositions of businesses and other	2.6	1.5	—	—	4.1

Net cash provided (used) by investing activities	0.1	(10.4)	(4.8)	—	(15.1)

Repayment of long-term debt	(13.8)	(0.2)	(0.5)	—	(14.5)
Proceeds from exercise of stock options	3.6	—	—	—	3.6
Cash dividends	(2.0)	—	—	—	(2.0)
Other	(3.7)	4.7	(6.0)	1.7	(3.3)

Net cash (used) provided by financing activities	(15.9)	4.5	(6.5)	1.7	(16.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.2)	—	(3.2)

Net increase in cash and cash equivalents	0.4	1.5	4.3	—	6.2
Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$84.8	$4.0	$71.3	$—	$160.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PCC acquired Special Metals Corporation (“SMC”) on May 25, 2006. As a result, the Company’s results of operations for the first quarter of fiscal 2007 discussed below include approximately 5 weeks of SMC’s operations.

Consolidated Results of Operations - Comparison Between Three Months Ended July 2, 2006 and July 3, 2005

(in millions, except per share data)	Three Months Ended		Inc/(Dec)
	7/02/06	07/03/05	$	%
Net sales	$1,122.5	$853.0	$269.5	31.6%
Cost of goods sold	856.7	660.6	196.1	29.7
Selling and administrative expenses	75.9	63.6	12.3	19.3
Interest expense, net	13.4	10.6	2.8	26.4

Income before income taxes and minority interest	176.5	118.2	58.3	49.3
Income tax expense	58.0	40.0	18.0	45.0
Effective tax rate	32.9%	33.8%
Minority interest	(0.5)	(0.3)	(0.2)	66.7

Net income from continuing operations	118.0	77.9	40.1	51.5
Net loss from discontinued operations	(2.9)	(0.5)	(2.4)	480.0

Net income	$115.1	$77.4	$37.7	48.7%

Net income per share from continuing operations – diluted	$0.86	$0.58	$0.28	48.3%
Net loss per share from discontinued operations – diluted	(0.02)	(0.01)	(0.01)	100.0

Net income per share - diluted	$0.84	$0.57	$0.27	47.4%

Sales for the first quarter of fiscal 2007 were $1,122.5 million, up $269.5 million, or 31.6 percent from $853.0 million in the same quarter last year. Improved economic conditions in the commercial aerospace and power generation markets led to increased sales in the Investment Cast Products, Forged Products and Fastener Products segments. According to JSA Research as of December 2005, commercial aircraft deliveries were forecast to increase approximately 21 percent in calendar year 2006 from calendar year 2005 and are forecast to continue to increase approximately 12 percent in calendar year 2007. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during fiscal 2006. Also contributing to the increase in sales within the Forged Products segment was the addition of the SMC businesses for 5 weeks during the quarter, as well as continued growth in the seamless pipe market.

Net income from continuing operations for the first quarter of fiscal 2007 was $118.0 million, or $0.86 per share (diluted), which included stock-based compensation totaling $3.6 million, net of tax, or $0.03 per share (diluted). By comparison, net income from continuing operations for the first quarter of fiscal 2006 was $77.9 million, or $0.58 per share (diluted). Net income (after discontinued operations) for the first quarter of fiscal 2007 was $115.1 million, or $0.84 per share (diluted), compared with net income of $77.4 million, or $0.57 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first quarter of fiscal 2007 was $13.4 million, compared with $10.6 million for the first quarter last year. The higher expense is primarily due to increased debt levels associated with the acquisition of SMC and higher interest rates compared to the same quarter last year. While interest rates are expected to remain higher in fiscal 2007 compared to fiscal 2006, debt levels are expected to decrease throughout the remainder of fiscal 2007.

The effective tax rate for the first quarter of fiscal 2007 was 32.9 percent, 0.9 percentage points lower than the 33.8 percent effective rate in the same quarter last year. The lower effective tax rate in the current quarter is primarily due to the reversal of a valuation allowance no longer required.

Restructuring

Taking into consideration current and forecasted conditions in markets served by the Company, PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions. Based on the Company’s most recent assessment, there are no current plans to restructure PCC’s base businesses in fiscal 2007. In connection with the acquisition of SMC in the first quarter of fiscal 2007, reserves were established in purchase accounting to provide for plans to eliminate duplicate positions and operations.

Business Acquisitions

On May 25, 2006, PCC completed the acquisition of SMC, a leading manufacturer of high-performance nickel-based alloys and super alloys. SMC will provide PCC with an internal supply of nickel-based billet for its Forged Products operations, as well as strengthen and diversify PCC’s sales profile. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The cash transaction was funded through the Company’s credit facilities. SMC operates as part of the Forged Products Segment.

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

Discontinued Operations

The Company’s financial statements were affected by activities relating to the planned divestiture of a number of PCC’s businesses. These businesses have been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of tax, and all prior periods have been reclassified.

In the first quarter of fiscal 2007, the Company decided to sell the refiner rebuild business of J&L Fiber Services and to close its AFT Composites business. These businesses were reclassified from the Industrial Products segment to discontinued operations.

The net loss from discontinued operations was $2.9 million, or $0.02 per share (diluted) in the first quarter of fiscal 2007 compared with a net loss of $0.5 million, or $0.01 per share (diluted), in the same quarter last year. The net loss from discontinued operations in the current quarter consists primarily of operating losses and costs to write down inventory and equipment to fair value less cost to sell at AFT Composites and J&L Fiber Services, and miscellaneous expenses associated with the Flow pumps & valves businesses, partially offset by a gain on the sale of an SPS Magnetics property. The net loss from discontinued operations in the first quarter of last year principally reflects operating results from the pumps and valves businesses of PCC Flow Technologies and the Mohawk business of SPS.

Results of Operations by Segment – Comparison Between Three Months Ended July 2, 2006 and July 3, 2005

(in millions)	Three Months Ended		Inc/(Dec)
	07/02/06	07/03/05	$	%
Net sales:
Investment Cast Products	$428.1	$387.3	$40.8	10.5%
Forged Products	395.3	204.0	191.3	93.8
Fastener Products	241.5	202.6	38.9	19.2
Industrial Products	57.6	59.1	(1.5)	(2.5)

Consolidated net sales	$1,122.5	$853.0	$269.5	31.6%

Segment operating income (loss):
Investment Cast Products	$91.9	$74.6	$17.3	23.2%
% of sales	21.5%	19.3%
Forged Products	56.1	22.8	33.3	146.1
% of sales	14.2%	11.2%
Fastener Products	48.8	31.1	17.7	56.9
% of sales	20.2%	15.4%
Industrial Products	9.9	12.0	(2.1)	(17.5)
% of sales	17.2%	20.3%
Corporate expenses	(16.8)	(11.7)	(5.1)	43.6

Total segment operating income	189.9	128.8	61.1	47.4%
% of sales	16.9%	15.1%
Interest expense, net	13.4	10.6

Consolidated income before income taxes and minority interest	$176.5	$118.2

Investment Cast Products

Investment Cast Products’ sales increased 10.5 percent from $387.3 million in the first quarter of fiscal 2006 to $428.1 million this year. Operating income increased 23.2 percent from $74.6 million in the first quarter of fiscal 2006 to $91.9 million in the same quarter this year. Operating income as a percent of sales also increased from 19.3 percent to 21.5 percent of sales. The increase in sales was driven by increased commercial aerospace OEM build schedules, solid aftermarket growth, as well as market share gains. Sales also include approximately $25 million of higher pricing related to pass-through of increased material costs in the first quarter of fiscal 2007 compared to $16 million in the same period last year. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by lower selling prices and higher raw material costs, mainly nickel and titanium, which have increased approximately 25 percent and 37 percent, respectively, on the London Metal Exchange (LME) and TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same quarter last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volumes and improved manufacturing performance, partially offset by the impact of lower selling prices, higher raw material costs and pass-through pricing.

Sales within this segment are expected to continue to benefit from increased demand from commercial aerospace customers through the remainder of fiscal 2007. Operating margins as a percent of sales are also expected to continue to improve in fiscal 2007 as a result of leverage from higher sales volume and continued improvements in operating efficiencies, partially offset by the dilution from pass-through pricing.

Forged Products

Forged Products’ sales were $395.3 million for the quarter, an increase of 93.8 percent, compared to sales of $204.0 million in the first quarter of fiscal 2006. Operating income increased 146.1 percent from $22.8 million in the first quarter of fiscal 2006 to $56.1 million in the same quarter this year. Operating income as a percent of sales increased from 11.2 percent to 14.2 percent. While the current quarter benefited from the acquisition of SMC, sales in the base Wyman-Gordon forging business grew more than 30 percent compared to the first quarter of fiscal 2006, driven by higher demand for commercial aerospace products and aftermarket growth, as well as continued penetration into the Asian power generation market with higher sales of extruded pipe. In addition, higher pricing related to pass-through of increased raw material costs accounted for approximately $45 million of sales in the first quarter of fiscal 2007 compared to $21 million in the same period last year. Operating income as a percent of sales for the base Wyman-Gordon forging businesses grew approximately 5 percentage points in the current quarter compared to the first quarter of fiscal 2006, reflecting leverage from increased sales volume of higher margin aircraft turbine components, partially offset by higher material costs, mainly nickel and titanium, which have increased approximately 25 percent and 37 percent, respectively, on the LME and TI 6-4 Bulk Weldables Index (metalprices.com) since the first quarter of fiscal 2006, and by dilution resulting from pass-through pricing. In addition, segment operating income as a percent of sales was diluted by lower operating margins from SMC.

Sales for the remainder of fiscal 2007 within the Forged Products segment are expected to benefit from continued growth in the aerospace and power generation markets and from the addition of SMC. Operating income from the base Wyman-Gordon business is expected to benefit from higher sales and the favorable impact of contract terms that allow for pass-through pricing of higher material costs. While these cost recoveries increase segment revenues and protect operating income, they have a dampening effect on related improvements in operating income as a percentage of sales. In addition, dilution of segment operating margins resulting from lower operating margins at SMC will be greater in future quarters due to having a full quarter of earnings from SMC versus only five weeks of earnings in the first quarter of fiscal 2007.

Fastener Products

The Fastener Products segment reported $241.5 million of sales with operating income of $48.8 million, or 20.2 percent of sales, in the first quarter of fiscal 2007, compared to sales of $202.6 million and operating income of $31.1 million, or 15.4 percent of sales, in the first quarter of fiscal 2006. The increase in sales was due the favorable impact of strong aerospace sales as well as a full quarter of sales from Shur-Lok, which was acquired in the fourth quarter of fiscal 2006, partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the higher sales volume and the impact of continued cost take-outs and stream-lined manufacturing processes.

Sales within this segment are expected to have modest growth during the remainder of fiscal 2007, but will be up significantly compared to last year as a result of increased sales volume to the aerospace market and a full year of operations from Shur-Lok. Operating income as a percentage of sales is also expected to improve due to continuing cost take-outs and leverage from higher sales.

Industrial Products

Industrial Products’ sales of $57.6 million for the first quarter of fiscal 2007 decreased 2.5 percent from $59.1 million in the same period last year. Operating income declined to $9.9 million in the first quarter of fiscal 2007 compared with $12.0 million in the same period last year, and operating income as a percent of sales decreased to 17.2 percent in the first quarter of fiscal 2007 from 20.3 percent in the same period last year. The decrease in sales compared to last year primarily reflects continued weakness in the automotive industry. The decline in operating income as a percent of sales compared to the first quarter of fiscal 2006 is primarily due to the deleveraging effect of the lower sales volume.

For the remainder of fiscal 2007, sales within the Industrial Products segment are expected to show modest growth, while operating income as a percentage of sales is expected to increase through fiscal 2007 as a result of performance improvements and leverage from higher sales volume.

Changes in Financial Condition and Liquidity

Total assets of $4,715.8 million at July 2, 2006 represented a $966.0 million increase from the $3,749.8 million balance at April 2, 2006. This increase principally reflects the addition of SMC assets totaling $900.7 million (including assets from discontinued operations) and additional working capital assets required to support expected revenue growth. Total capitalization at July 2, 2006 was $3,399.0 million, consisting of $1,125.3 million of debt and $2,273.7 million of equity. The debt-to-capitalization ratio increased to 33.1 percent at July 2, 2006 from 24.0 percent at the end of fiscal 2006, reflecting the higher debt balance following the acquisition of SMC.

Cash as of July 2, 2006 was $97.8 million, up $37.9 million from the end of fiscal 2006, and total debt was $1,125.3 million, up $448.7 million since the end of fiscal 2006, together reflecting negative net cash flow of $410.8 million during the first three months of fiscal 2007. This negative net cash flow includes $542.0 million of cash used for the acquisition of SMC. Excluding the acquisition of SMC and acquired debt of $2.8 million, the Company generated $134.0 million of positive net cash flow in the quarter, consisting primarily of $148.6 million from operating activities and $11.1 million from various asset dispositions, partially offset by capital expenditures of $29.1 million.

Capital spending during fiscal 2007, which is expected to exceed fiscal 2006 capital spending by more than $100.0 million, will principally provide for equipment maintenance and upgrades, capacity expansion, cost reduction and safety projects. Company contributions to its defined benefit pension plans are expected to be approximately $33.0 million during fiscal 2007, of which $18.1 million will be voluntary.

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

There have been no material changes to the Company’s market risk exposure since April 2, 2006.

Item 4.	Controls and Procedures

PCC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to Company management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially effected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 25, 2006, PCC acquired SMC in a purchase business combination. Because of the timing of the acquisition, management has excluded SMC from its assessment of internal control over financial reporting as of July 2, 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 16, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.1	Sixth Supplemental Indenture dated as of June 9, 2006 between Precision Castparts Corp. and the Guaranteeing Subsidiaries to U.S. Bank National Association as Trustee.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: August 11, 2006	/s/ William D. Larsson
William D. Larsson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)