Form 10-Q
period 2006-10-01
PRECISION CASTPARTS CORP
filed 2006-11-08
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended October 1, 2006

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

Yes  ☐    No  ☒

Number of shares of Common Stock, no par value, outstanding as of November 1, 2006: 135,708,217

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	10/1/06	10/2/05
Net sales	$1,317.7	$869.3
Cost of goods sold	999.4	675.3
Selling and administrative expenses	85.8	64.7
Interest expense, net	15.1	10.4

Income before income taxes and minority interest	217.4	118.9
Income tax expense	75.1	38.2
Minority interest in earnings of consolidated entities	(0.3)	(0.4)

Net income from continuing operations	142.0	80.3
Net income (loss) from discontinued operations	12.8	(1.2)

Net income	$154.8	$79.1

Net income per common share – basic:
Net income from continuing operations	$1.05	$0.60
Net income (loss) from discontinued operations	0.09	(0.01)

	$1.14	$0.59

Net income per common share – diluted:
Net income from continuing operations	$1.03	$0.59
Net income (loss) from discontinued operations	0.10	(0.01)

	$1.13	$0.58

Average common shares outstanding:
Basic	135.5	133.0
Diluted	137.3	135.5

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Six Months Ended
	10/1/06	10/2/05
Net sales	$2,430.1	$1,718.8
Cost of goods sold	1,849.0	1,332.3
Selling and administrative expenses	160.9	127.8
Interest expense, net	28.3	20.8

Income before income taxes and minority interest	391.9	237.9
Income tax expense	134.6	78.2
Minority interest in earnings of consolidated entities	(0.8)	(0.7)

Net income from continuing operations	256.5	159.0
Net income (loss) from discontinued operations	13.4	(2.5)

Net income	$269.9	$156.5

Net income per common share – basic:
Net income from continuing operations	$1.89	$1.20
Net income (loss) from discontinued operations	0.10	(0.02)

	$1.99	$1.18

Net income per common share – diluted:
Net income from continuing operations	$1.87	$1.18
Net income (loss) from discontinued operations	0.10	(0.02)

	$1.97	$1.16

Average common shares outstanding:
Basic	135.4	132.7
Diluted	137.3	135.2

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	10/1/06	4/02/06
ASSETS
Current assets:
Cash and cash equivalents	$108.7	$59.9
Receivables, net	740.5	495.4
Inventories	938.1	557.0
Prepaid expenses	19.4	28.6
Deferred income taxes	63.2	65.2
Discontinued operations	20.7	27.7

Total current assets	1,890.6	1,233.8

Property, plant and equipment, at cost	1,559.6	1,317.3
Less - accumulated depreciation	(697.7)	(645.7)

Net property, plant and equipment	861.9	671.6

Goodwill	1,782.8	1,655.3
Acquired intangible assets, net	9.4	4.5
Other assets	164.6	152.2
Discontinued operations	4.0	32.4

	$4,713.3	$3,749.8

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$140.3	$47.5
Long-term debt currently due	20.7	21.3
Accounts payable	457.5	365.3
Accrued liabilities	401.7	283.4
Income taxes payable	51.8	33.1
Discontinued operations	24.9	17.8

Total current liabilities	1,096.9	768.4
Long-term debt	795.8	593.8
Pension and other postretirement benefit obligations	263.3	174.9
Other long-term liabilities	89.7	49.8
Deferred tax liability	5.3	4.2
Discontinued operations	3.9	18.2

Total liabilities	2,254.9	1,609.3

Shareholders’ investment:
Common stock	135.5	135.1
Paid-in capital	801.6	780.2
Retained earnings	1,552.3	1,290.5
Accumulated comprehensive income (loss):
Foreign currency translation	66.5	38.8
Derivatives qualifying as hedges	5.8	(0.8)
Minimum pension liability	(103.3)	(103.3)

Total shareholders’ investment	2,458.4	2,140.5

	$4,713.3	$3,749.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	10/01/06	10/02/05
Cash flows from operating activities:
Net income	$269.9	$156.5
Net (income) loss from discontinued operations	(13.4)	2.5
Non-cash items included in net income:
Depreciation and amortization	54.1	48.2
Non-cash investigation adjustments	—	1.3
Stock-based compensation expense	10.2	—
Deferred income taxes	0.5	14.6
Tax benefit from stock option exercises	—	10.3
Excess tax benefits on equity instruments issued under share-based payment arrangements	(6.4)	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(59.4)	(49.1)
Inventories	20.8	(17.7)
Other current assets	0.8	8.5
Payables, accruals and current taxes	18.8	(47.2)
Retirement benefit obligations	13.6	(21.4)
Other non-current assets and liabilities	(17.0)	3.5
Net cash provided (used) by operating activities of discontinued operations	5.5	0.1

Net cash provided by operating activities	298.0	110.1

Cash flows from investing activities:
Acquisitions of businesses	(542.0)	(2.5)
Capital expenditures	(73.3)	(39.7)
Proceeds from the sale of businesses	33.5	4.9
Other	22.0	2.7
Net cash used by investing activities of discontinued operations	(1.3)	(0.6)

Net cash used by investing activities	(561.1)	(35.2)

Cash flows from financing activities:
Net change in short-term borrowings	92.6	—
Net change in long-term debt	199.6	(24.4)
Common stock issued	5.2	11.4
Excess tax benefits on equity instruments issued under share-based payment arrangements	6.4	—
Cash dividends	(8.1)	(3.9)
Other	6.6	(3.2)
Net cash provided (used) by financing activities of discontinued operations	2.7	(0.8)

Net cash provided (used) by financing activities	305.0	(20.9)

Effect of exchange rate changes on cash and cash equivalents	6.9	(5.9)

Net increase in cash and cash equivalents	48.8	48.1
Cash and cash equivalents at beginning of period	59.9	153.9

Cash and cash equivalents at end of period	$108.7	$202.0

See Notes to the Condensed Consolidated Financial Statements.

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

Deferred compensation plan

The Company has a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made in either cash or shares of PCC common stock, at the individual’s election. PCC accounts for the Phantom Stock Units as a liability award. The expense is calculated based on the current market value and the liability associated with the deferred compensation is adjusted accordingly. Total expense recognized for the three and six months ended October 1, 2006 was approximately $0.3 million and $0.4 million, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended October 2, 2005:

	Three Months Ended	Six Months Ended
	10/2/05	10/2/05
Net income as reported	$79.1	$156.5
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(2.7)	(5.4)

Pro forma net income	$76.4	$151.1

Net income per share – basic:
Reported	$0.59	$1.18
Pro forma	$0.57	$1.14
Net income per share – diluted:
Reported	$0.58	$1.16
Pro forma	$0.56	$1.12

Current period expense

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Condensed Consolidated Statement of Income:

	Three Months 10/1/06	Six Months 10/1/06
Cost of goods sold	$1.8	$3.6
Selling, general and administrative	3.5	6.6

Stock-based compensation expense before income taxes	5.3	10.2

Income tax benefit	(1.3)	(2.6)

Total stock-based compensation expense after income taxes	$4.0	$7.6

No stock-based compensation costs were capitalized as of October 1, 2006 as they were not material. As of October 1, 2006, the Company had $26.7 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 2.9 years.

Valuation assumptions

The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Stock Option Plans:

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Risk-free interest rate	4.6%	4.1%	4.6%	4.1%
Expected dividend yield	0.2%	0.3%	0.2%	0.3%
Expected volatility	35.6%	38.6%	35.6%	38.6%
Expected life (in years)	2.7-4.4	5.0	2.7-4.4	5.0

Employee Stock Purchase Plan:

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Risk-free interest rate	4.9%	4.1%	4.9%	4.1%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
Expected volatility	35.6%	38.6%	35.6%	38.6%
Expected life (in years)	0.9	0.9	0.9	0.9

The Company uses the US Treasury (constant maturity) interest rate as the risk-free interest rate and uses 10-year historical volatility as the expected volatility. The Company’s determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Stock option awards:
Grant date fair value per share	$21.16	$16.67	$21.31	$15.31
Total fair value of awards granted	$2.8	$0.3	$3.0	$0.7
Total intrinsic value of options exercised	$10.2	$20.0	$17.7	$27.1

Employee stock purchase plan:
Grant date fair value per share	$12.43	$7.75	$12.43	$7.75
Total fair value	$1.0	$0.8	$2.2	$1.8

The total amount of cash received from the exercise of stock options in the three and six months ended October 1, 2006 was $6.8 million and $12.2 million, respectively, and the related tax benefit was $3.8 million and $6.4 million, respectively.

Additional information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 2, 2006	6,223,000	$26.29
Granted	140,000	59.61
Exercised	(386,000)	14.72
Forfeited or expired	(82,000)	34.38

Outstanding at October 1, 2006	5,895,000	$27.73	6.80	$186.9

Vested or expected to vest(1)	5,420,000	$26.65	7.17	$177.7

Exercisable at October 1, 2006	1,763,000	$15.85	5.51	$76.8

(1)	Represents outstanding options reduced by expected forfeitures

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2007 to fiscal 2017. At October 1, 2006, approximately 5,574,000 stock incentive plan shares were available for future grants.

There were no shares issued under the Employee Stock Purchase Plan during the three and six months ended October 1, 2006. There were approximately 2,367,000 shares available for future issuances at October 1, 2006.

(3)	Acquisition

On May 25, 2006, PCC completed the acquisition of Special Metals Corporation (‘SMC”), a leading manufacturer of high-performance nickel-based alloys and super alloys. SMC will provide PCC with an internal supply of nickel-based billet for its Forged Products operations, as well as strengthen and diversify PCC’s sales profile. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The transaction was funded through the Company’s credit facilities. The financial results of SMC since the acquisition are reported in PCC’s Forged Products segment. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

Because of the timing of the SMC acquisition, PCC is in the process of finalizing the allocation of the purchase price to certain inventories, intangibles, contingent liabilities and valuation allowances as of October 1, 2006; thus, the allocation shown below is preliminary and subject to further refinement as analyses are completed.

5/25/06
Current assets	$613.6
Property, plant and equipment	165.3
Goodwill	118.7
Intangible assets	5.5
Other assets	14.3

Total assets acquired	917.4

Notes payable and current portion long-term debt	1.2
Accounts payable and other current liabilities	226.9
Long-term debt	1.6
Other long-term liabilities	139.6

Total liabilities assumed	369.3

Net assets acquired	$548.1

Acquired intangible assets of $5.5 million include patents totaling $5.2 million with an 8-year weighted average useful life and a license agreement valued at $0.3 million with a 3-year useful life. The $118.7 million of goodwill was assigned to the Forged Products segment and is not deductible for tax purposes.

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

PCC is in the process of finalizing the allocation of the purchase price as of October 1, 2006; thus, the allocation shown below is preliminary and subject to further refinement as analyses are completed.

1/06/06
Current assets	$27.1
Property, plant and equipment	14.5
Goodwill	85.2
Other assets	1.1

Total assets acquired	127.9

Accounts payable and other current liabilities	14.6
Other long-term liabilities	0.3

Total liabilities assumed	14.9

Net assets acquired	$113.0

(4)	Discontinued Operations

In the second quarter of fiscal 2007, the Company sold its interest in Wyman-Gordon FRISA to its 50% joint venture partner. PCC received $30.0 million in cash for the sale. In addition, the buyer assumed and subsequently paid off $17.4 million of debt upon closing. At the time of the closing, the joint venture entity operated a manufacturing facility located in Mexico that was engaged in the manufacture of forged products using the ring rolling process. FRISA was reclassified from the Forged Products segment to discontinued operations.

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

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Net sales	$16.6	$16.0	$31.5	$34.3
Cost of goods sold	12.5	14.2	24.2	30.2
Selling and administrative expenses	1.7	2.2	3.1	4.8
Interest expense	0.3	0.2	0.5	0.4

Net income (loss) from discontinued operations before income taxes	2.1	(0.6)	3.7	(1.1)
Income tax expense	3.8	—	1.2	0.2

Net (loss) income from discontinued operations	(1.7)	(0.6)	2.5	(1.3)
Net gain (loss) on disposal	14.5	(0.6)	10.9	(1.2)

Net gain (loss) from discontinued operations	$12.8	$(1.2)	$13.4	$(2.5)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	10/1/06	4/2/06
Assets of discontinued operations
Current assets	$20.7	$27.7
Net property, plant and equipment	3.7	30.3
Other assets	0.3	2.1

	$24.7	$60.1

Liabilities of discontinued operations
Short-term borrowings	$—	$6.0
Long-term debt currently due	0.1	2.0
Other current liabilities	24.8	9.8
Long-term debt	—	6.0
Other liabilities	3.9	12.2

	$28.8	$36.0

(5)	Inventories

Inventories consisted of the following:

	10/01/06	4/02/06
Finished goods	$178.6	$125.7
Work-in-process	482.6	269.8
Raw materials and supplies	276.1	129.5

	937.3	525.0
LIFO provision	0.8	32.0

Total inventory	$938.1	$557.0

(6)	Goodwill and Acquired Intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2007, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the six months ended October 1, 2006, were as follows:

	Balance at 4/2/06	Acquired	Currency Translation and Other	Balance at 10/1/06
Investment Cast Products	$298.2	$—	$1.6	$299.8
Forged Products	507.7	118.7	8.7	635.1
Fastener Products	678.1	0.9	(2.5)	676.5
Industrial Products	171.3	—	0.1	171.4

Total	$1,655.3	$119.6	$7.9	$1,782.8

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	10/1/06		4/2/06
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$8.2	$1.7	$3.0	$1.2
Proprietary technology	2.3	0.4	2.4	0.4
Tradenames	1.2	0.2	0.8	0.1
Long-term customer agreements	0.2	0.2	0.2	0.2

	$11.9	$2.5	$6.4	$1.9

Amortization expense for acquired intangible assets for the three and six months ended October 1, 2006 was $0.4 million and $0.6 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $1.3 million for fiscal 2007. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2008	$1.4
2009	$1.3
2010	$1.1
2011	$0.9
2012	$0.7

(7)	Guarantees

In the ordinary course of business, the Company warrants certain of its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of October 1, 2006 and April 2, 2006 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(8)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Basic weighted average shares outstanding	135.5	133.0	135.4	132.7
Dilutive stock options	1.8	2.5	1.9	2.5

Average shares outstanding assuming dilution	137.3	135.5	137.3	135.2

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and six months ended October 1, 2006, stock options to purchase 1.2 million shares and 1.1 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

(9)	Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Net income	$154.8	$79.1	$269.9	$156.5
Other comprehensive income (loss) , net of tax:
Unrealized translation adjustments	16.1	(3.5)	27.7	(20.8)
Minimum pension liability	—	0.2	—	(0.5)
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax of $2.2, $0.1, $2.3 and $(0.9), respectively)	6.2	0.4	6.5	(2.7)
Reclassification to net income of previously deferred gains and loss (net of income tax of $0, $0.2, $0 and $0)	—	(0.5)	0.1	—

Other comprehensive income (loss)	22.3	(3.4)	34.3	(24.0)

Total comprehensive income	$177.1	$75.7	$304.2	$132.5

(10)	Financing Arrangements

In connection with the acquisition of SMC in the first quarter of fiscal 2007, the Company increased borrowings under its $1.0 billion revolving credit facility which matures in fiscal 2011. Outstanding amounts under this facility totaled $322.0 million and $105.5 million at October 1, 2006 and April 2, 2006, respectively. As the Company has the option to pay down and borrow debt under this facility through fiscal 2011, it has classified amounts outstanding as long-term.

Also available to the Company is a 364-day Credit and Security Agreement (“Receivable Facility”), under which allowable borrowings are based on the level of eligible trade accounts receivable, which cannot exceed $150.0 million. This facility was also used in connection with the acquisition of SMC. Included in short-term borrowings were outstanding amounts under this Receivable Facility totaling $140.0 million and $47.0 million as of October 1, 2006 and April 2, 2006, respectively.

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

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Service cost	$9.2	$7.1	$17.9	$15.3
Interest cost	18.0	14.8	35.2	31.1
Expected return on plan assets	(21.9)	(16.2)	(42.8)	(34.2)
Recognized net actuarial loss	4.5	3.1	8.8	6.5
Amortization of prior service cost	0.6	0.6	1.2	1.3

Net periodic benefit cost	$10.4	$9.4	$20.3	$20.0

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	10/1/06	10/2/05	10/1/06	10/2/05
Service cost	$0.3	$0.1	$0.5	$0.2
Interest cost	1.7	1.2	3.1	2.2
Recognized net actuarial loss	0.3	0.5	0.6	0.8
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$2.2	$1.7	$4.0	$3.0

The Company made required contributions to the defined benefit pension plans of $4.2 million and $7.5 million for the three and six months ended October 1, 2006, respectively. Projected contributions are expected to total approximately $33.0 million for fiscal year 2007, of which $18.1 million will be voluntary.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. PCC is currently evaluating the impact of this interpretation on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning in our first quarter of fiscal 2009 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. PCC is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, PCC uses a December 31 measurement date for its pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. PCC is currently evaluating the impact of this statement on the Company’s financial statements.

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

	Three Months Ended
	10/1/06	10/2/05
Net sales:
Investment Cast Products	$441.0	$402.3
Forged Products	573.2	209.4
Fastener Products	244.9	200.6
Industrial Products	58.6	57.0

Total net sales	$1,317.7	$869.3

Operating income (loss):
Investment Cast Products	$97.1	$78.9
Forged Products	92.5	27.6
Fastener Products	51.3	32.3
Industrial Products	11.0	4.9
Corporate expense(1)	(19.4)	(14.4)

Total operating income	232.5	129.3
Interest expense, net	15.1	10.4

Income before income taxes and minority interest	$217.4	$118.9

(1)	Results for the three months ended October 1, 2006 includes stock-based compensation expense of $5.3 million.

	Six Months Ended
	10/1/06	10/2/05
Net sales:
Investment Cast Products	$869.1	$789.6
Forged Products	958.4	409.9
Fastener Products	486.4	403.2
Industrial Products	116.2	116.1

Total net sales	$2,430.1	$1,718.8

Operating income (loss):
Investment Cast Products	$189.0	$153.5
Forged Products	146.4	51.0
Fastener Products	100.1	63.4
Industrial Products	20.9	16.9
Corporate expense(1)	(36.2)	(26.1)

Total operating income	420.2	258.7
Interest expense, net	28.3	20.8

Income before income taxes and minority interest	$391.9	$237.9

(1)	Results for the six months ended October 1, 2006 includes stock-based compensation expense of $10.2 million.

Total assets for the Forged Products segment increased $959.8 million from the end of fiscal 2006, from $905.5 million at April 2, 2006 to $1,865.3 million at October 1, 2006, including $882.7 million associated with SMC, which was acquired during the first quarter of fiscal 2007.

(15)	Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007, as well as the Company’s private notes and bank credit facilities. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes and bank credit facilities, on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of October 1, 2006 and April 2, 2006 and for income statements for the fiscal periods ended October 1, 2006 and October 2, 2005. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended October 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,055.7	$296.7	$(34.7)	$1,317.7
Cost of goods sold	1.8	801.4	230.9	(34.7)	999.4
Selling and administrative expenses	17.6	47.9	20.3	—	85.8
Other expense (income)	4.7	—	(4.7)	—	—
Interest (income) expense, net	(6.3)	26.5	(5.1)	—	15.1
Equity in earnings of subsidiaries	189.4	2.9	—	(192.3)	—

Income (loss) before income tax and minority interest	171.6	182.8	55.3	(192.3)	217.4
Income tax (benefit) expense	16.8	45.3	13.0	—	75.1
Minority interest	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operations	154.8	137.5	42.0	(192.3)	142.0
Net (loss) income from discontinued operations	—	(0.2)	13.0	—	12.8

Net income (loss)	$154.8	$137.3	$55.0	$(192.3)	$154.8

Condensed Consolidating Statements of Income

Three Months Ended October 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$700.9	$184.9	$(16.5)	$869.3
Cost of goods sold	—	541.6	150.2	(16.5)	675.3
Selling and administrative expenses	14.0	38.4	12.3	—	64.7
Other (income) expense	(0.3)	—	0.3	—	—
Interest expense (income), net	(1.9)	17.3	(5.0)	—	10.4
Equity in earnings of subsidiaries	85.0	(1.9)	—	(83.1)	—

Income (loss) before income tax and minority interest	73.2	101.7	27.1	(83.1)	118.9
Income tax (benefit) expense	(5.9)	39.6	4.5	—	38.2
Minority interest	—	—	(0.4)	—	(0.4)

Net income (loss) from continuing operations	79.1	62.1	22.2	(83.1)	80.3
Net loss from discontinued operations	—	(0.1)	(1.1)	—	(1.2)

Net income (loss)	$79.1	$62.0	$21.1	$(83.1)	$79.1

Condensed Consolidating Statements of Income

Six Months Ended October 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,948.8	$541.2	$(59.9)	$2,430.1
Cost of goods sold	3.6	1,480.6	424.7	(59.9)	1,849.0
Selling and administrative expenses	32.4	93.8	34.7	—	160.9
Other expense (income)	4.0	—	(4.0)	—	—
Interest (income) expense, net	(9.9)	46.7	(8.5)	—	28.3
Equity in earnings of subsidiaries	287.8	9.1	—	(296.9)	—

Income (loss) before income tax and minority interest	257.7	336.8	94.3	(296.9)	391.9
Income tax (benefit) expense	(12.2)	122.1	24.7	—	134.6
Minority interest	—	—	(0.8)	—	(0.8)

Net income (loss) from continuing operations	269.9	214.7	68.8	(296.9)	256.5
Net (loss) income from discontinued operations	—	(3.8)	17.2	—	13.4

Net income (loss)	$269.9	$210.9	$86.0	$(296.9)	$269.9

Condensed Consolidating Statements of Income

Six Months Ended October 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,381.3	$374.9	$(37.4)	$1,718.8
Cost of goods sold	—	1,064.7	305.0	(37.4)	1,332.3
Selling and administrative expenses	25.7	76.1	26.0	—	127.8
Other (income) expense	(0.9)	—	0.9	—	—
Interest expense (income), net	(3.6)	34.4	(10.0)	—	20.8
Equity in earnings of subsidiaries	171.2	(4.4)	—	(166.8)	—

Income (loss) before income tax and minority interest	150.0	201.7	53.0	(166.8)	237.9
Income tax (benefit) expense	(6.5)	70.0	14.9	—	78.2
Minority interest	—	—	(0.7)	—	(0.7)

Net income (loss) from continuing operations	156.5	131.7	37.6	(166.8)	159.0
Net loss from discontinued operations	—	(0.3)	(2.2)	—	(2.5)

Net income (loss)	$156.5	$131.4	$35.4	$(166.8)	$156.5

Condensed Consolidating Balance Sheets

October 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$10.0	$—	$98.7	$—	$108.7
Receivables	1.2	603.9	679.4	(544.0)	740.5
Inventories	—	730.2	207.9	—	938.1
Prepaid expenses	1.0	8.3	10.1	—	19.4
Income tax receivable	—	—	—	—	—
Deferred income taxes	0.1	43.7	19.4	—	63.2
Discontinued operations	—	10.8	56.9	(47.0)	20.7

Total current assets	12.3	1,396.9	1,072.4	(591.0)	1,890.6

Property, plant and equipment, net	9.8	598.3	253.8	—	861.9
Goodwill, net	—	1,352.6	430.2	—	1,782.8
Deferred income taxes	19.9	—	23.8	(43.7)	—
Investments in subsidiaries	3,713.4	281.3	5.0	(3,999.7)	—
Other assets	126.0	33.4	14.6	—	174.0
Discontinued operations	—	—	4.0	—	4.0

	$3,881.4	$3,662.5	$1,803.8	$(4,634.4)	$4,713.3

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$0.2	$140.1	$—	$140.3
Long-term debt currently due	19.6	0.9	0.2	—	20.7
Accounts payable	461.9	332.6	254.0	(591.0)	457.5
Accrued liabilities	33.1	288.3	81.4	(1.1)	401.7
Income taxes payable	45.5	—	6.3	—	51.8
Deferred income taxes	0.3	—	(0.3)	—	—
Discontinued operations	—	—	24.9	—	24.9

Total current liabilities	560.4	622.0	506.6	(592.1)	1,096.9

Long-term debt	786.0	9.6	0.2	—	795.8
Pension and other postretirement benefit obligations	76.6	164.1	22.6	—	263.3
Deferred tax liability	—	49.0	—	(43.7)	5.3
Other long-term liabilities	—	78.9	10.8	—	89.7
Discontinued operations	—	—	3.9	—	3.9
Shareholders’ investment:
Common stock and paid-in capital	937.1	2,139.6	1,113.4	(3,253.0)	937.1
Retained earnings	1,552.3	655.6	115.2	(770.8)	1,552.3
Accumulated other comprehensive loss	(31.0)	(56.3)	31.1	25.2	(31.0)

Total shareholders’ investment	2,458.4	2,738.9	1,259.7	(3,998.6)	2,458.4

	$3,881.4	$3,662.5	$1,803.8	$(4,634.4)	$4,713.3

Condensed Consolidating Balance Sheets

April 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$10.6	$—	$49.3	$—	$59.9
Receivables, net	0.7	584.8	348.0	(438.1)	495.4
Inventories	—	429.4	127.6	—	557.0
Prepaid expenses	14.4	3.8	10.4	—	28.6
Deferred income taxes	—	49.2	16.2	(0.2)	65.2
Discontinued operations	—	16.1	51.9	(40.3)	27.7

Total current assets	25.7	1,083.3	603.4	(478.6)	1,233.8

Property, plant and equipment, net	7.8	465.6	198.2	—	671.6
Goodwill, net	—	1,235.6	419.7	—	1,655.3
Deferred income taxes	20.6	—	20.4	(41.0)	—
Investments in subsidiaries	3,050.6	284.3	—	(3,334.9)	—
Other assets	125.6	16.6	13.6	0.9	156.7
Discontinued operations	—	1.9	31.9	(1.4)	32.4

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$—	$—	$53.5	$—	$53.5
Long-term debt currently due	19.9	1.2	2.2	—	23.3
Accounts payable	349.8	384.6	109.3	(478.4)	365.3
Accrued liabilities	21.4	202.8	60.3	(1.1)	283.4
Income taxes payable	22.9	—	10.2	—	33.1
Deferred income taxes	0.2	—	—	(0.2)	—
Discontinued operations	—	0.2	9.6	—	9.8

Total current liabilities	414.2	588.8	245.1	(479.7)	768.4

Long-term debt	585.0	8.7	6.1	—	599.8
Pension and other postretirement benefit obligations	90.6	83.0	1.3	—	174.9
Deferred tax liability	—	46.6	—	(42.4)	4.2
Other long-term liabilities	—	34.1	15.7	—	49.8
Discontinued operations	—	—	12.2	—	12.2
Shareholders’ investment:
Common stock and paid-in capital	915.3	1,941.4	977.4	(2,918.8)	915.3
Retained earnings	1,290.5	444.6	29.3	(473.9)	1,290.5
Accumulated other comprehensive loss	(65.3)	(59.9)	0.1	59.8	(65.3)

Total shareholders’ investment	2,140.5	2,326.1	1,006.8	(3,332.9)	2,140.5

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

Condensed Consolidating Statements of Cash Flows

Six Months Ended October 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$328.7	$21.6	$(52.3)	$—	$298.0

Acquisitions of businesses	(564.3)	12.9	9.4	—	(542.0)
Capital expenditures	(2.4)	(53.5)	(17.4)	—	(73.3)
Proceeds from the sale of businesses	33.5	—	—	—	33.5
Other	—	16.4	5.6	—	22.0
Net cash used by investing activities of discontinued operations	—	—	(1.3)	—	(1.3)

Net cash used by investing activities	(533.2)	(24.2)	(3.7)	—	(561.1)

Net change in short-term borrowings	—	—	92.6	—	92.6
Issuance of long-term debt	200.7	(1.1)	—	—	199.6
Common stock issued	5.2	—	—	—	5.2
Excess tax benefits on equity instruments issued under share-based payment arrangements	6.4	—	—	—	6.4
Cash dividends	(8.1)	—	—	—	(8.1)
Other	(0.3)	3.7	3.2	—	6.6
Net cash provided by financing activities of discontinued operations	—	—	2.7	—	2.7

Net cash provided by financing activities	203.9	2.6	98.5	—	305.0

Effect of exchange rate changes on cash and cash equivalents	—	—	6.9	—	6.9

Net (decrease) increase in cash and cash equivalents	(0.6)	—	49.4	—	48.8
Cash and cash equivalents at beginning of period	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of period	$10.0	$—	$98.7	$—	$108.7

Condensed Consolidating Statements of Cash Flows

Six Months Ended October 2, 2005

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$49.8	$21.6	$39.2	$(0.5)	$110.1

Capital expenditures	(0.3)	(24.5)	(14.9)	—	(39.7)
Acquisitions of businesses	(2.5)	—	—	—	(2.5)
Disposition of businesses and other	5.0	1.0	1.6	—	7.6
Net cash used by investing activities of discontinued operations	—	—	(0.6)	—	(0.6)

Net cash provided (used) by investing activities	2.2	(23.5)	(13.9)	—	(35.2)

Repayment of long-term debt	(23.4)	(0.8)	(0.2)	—	(24.4)
Proceeds from exercise of stock options	11.4	—	—	—	11.4
Cash dividends	(3.9)	—	(0.5)	0.5	(3.9)
Other financing activities, net	(2.0)	0.2	(1.4)	—	(3.2)
Net cast used by financing activities of discontinued operations	—	—	(0.8)	—	(0.8)

Net cash (used) provided by financing activities	(17.9)	(0.6)	(2.9)	0.5	(20.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5.9)	—	(5.9)

Net increase (decrease) in cash and cash equivalents	34.1	(2.5)	16.5	—	48.1
Cash and cash equivalents at beginning of period	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of period	$118.5	$—	$83.5	$—	$202.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended October 1, 2006 and October 2, 2005

	Three Months Ended		Inc/(Dec)
	10/1/06	10/2/05	$	%
Net sales	$1,317.7	$869.3	$448.4	51.6%
Cost of goods sold	999.4	675.3	324.1	48.0
Selling and administrative expenses	85.8	64.7	21.1	32.6
Interest expense, net	15.1	10.4	4.7	45.2

Income before income taxes and minority interest	217.4	118.9	98.5	82.8
Income tax expense	75.1	38.2	36.9	96.6
Effective tax rate	34.5%	32.1%
Minority interest	(0.3)	(0.4)	0.1	(25.0)

Net income from continuing operations	142.0	80.3	61.7	76.8
Net loss from discontinued operations	12.8	(1.2)	14.0	(1,166.7)

Net income (loss)	$154.8	$79.1	$75.7	95.7%

Net income per share from continuing operations – diluted	$1.03	$0.59	$0.44	74.6%
Net loss per share from discontinued operations – diluted	0.10	(0.01)	0.11	(1,100.0)

Net income (loss) per share - diluted	$1.13	$0.58	$0.55	94.8%

Sales for the second quarter of fiscal 2007 were $1,317.7 million, up $448.4 million, or 51.6 percent from $869.3 million in the same quarter last year. The year-over-year increase in sales was principally driven by the addition of Special Metals Corporation (“SMC”), which was acquired on May 25, 2006, and by improving conditions in PCC’s core aerospace and power generation markets. In addition, material pass-through pricing increased sales by approximately $88 million this year versus approximately $47 million last year. According to JSA Research as of December 2005, commercial aircraft deliveries were forecast to increase approximately 21 percent in calendar year 2006 from calendar year 2005 and are forecast to continue to increase approximately 12 percent in calendar year 2007. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during fiscal 2006.

Net income from continuing operations for the second quarter of fiscal 2007 was $142.0 million, or $1.03 per share (diluted). By comparison, net income from continuing operations for the second quarter of fiscal 2006 was $80.3 million, or $0.59 per share (diluted). Net income (after discontinued operations) for the second quarter of fiscal 2007 was $154.8 million, or $1.13 per share (diluted), compared with net income of $79.1 million, or $0.58 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2007 was $15.1 million, compared with $10.4 million for the second quarter of last year. The higher expense is primarily due to increased debt levels associated with the acquisition of Special Metals in the first quarter of fiscal 2007 and higher interest rates compared to last year.

The effective tax rate for the second quarter of fiscal 2007 was 34.5 percent, 2.4 percentage points higher than the 32.1 percent effective rate in the same quarter last year. The increase in the tax rate was driven by the phase-out of US export incentives and the second quarter true-up of last year’s year-to-date effective tax rate.

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

In the second quarter of fiscal 2007, the Company sold its interest in Wyman-Gordon FRISA to its 50% joint venture partner. PCC received $30.0 million in cash for the sale. In addition, the buyer assumed and subsequently paid off $17.4 million of debt upon closing. At the time of the closing, the joint venture entity operated a manufacturing facility located in Mexico that was engaged in the manufacture of forged products using the ring rolling process. FRISA was reclassified from the Forged Products segment to discontinued operations.

In the first quarter of fiscal 2007, the Company decided to sell the refiner rebuild business of J&L Fiber Services and to close its AFT Composites business. These businesses were reclassified from the Industrial Products segment to discontinued operations.

Net income from discontinued operations was $12.8 million in the second quarter of fiscal 2007, or $0.10 per share (diluted), compared with a net loss of $1.2 million, or $(0.01) per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of the gain on the sale of Wyman-Gordon’s FRISA business. The net loss from discontinued operations in the second quarter of last year principally reflects operating results from the pumps and valves businesses of PCC Flow Technologies.

Results of Operations by Segment – Comparison Between Three Months Ended October 1, 2006 and October 2, 2005

	Three Months Ended		Inc/(Dec)
	10/1/06	10/2/05	$	%
Net sales:
Investment Cast Products	$441.0	$402.3	$38.7	9.6%
Forged Products	573.2	209.4	363.8	173.7
Fastener Products	244.9	200.6	44.3	22.1
Industrial Products	58.6	57.0	1.6	2.8

Consolidated net sales	$1,317.7	$869.3	$448.4	51.6%

Operating income (loss):
Investment Cast Products	$97.1	$78.9	$18.2	23.1%
% of sales	22.0%	19.6%
Forged Products	92.5	27.6	64.9	235.1
% of sales	16.1%	13.2%
Fastener Products	51.3	32.3	19.0	58.8
% of sales	20.9%	16.1%
Industrial Products	11.0	4.9	6.1	124.5
% of sales	18.8%	8.6%
Corporate expense(1)	(19.4)	(14.4)	(5.0)	34.7

Consolidated segment operating income	232.5	129.3	103.2	79.8%
% of sales	17.6%	14.9%
Interest expense, net	15.1	10.4

Income before income taxes and minority interest	$217.4	$118.9

(1)	Results for the three months ended October 1, 2006 includes stock-based compensation expense of $5.3 million.

Investment Cast Products

Investment Cast Products’ sales increased 9.6 percent from $402.3 million in the second quarter of fiscal 2006 to $441.0 million this year. Operating income increased 23.1 percent from $78.9 million in the second quarter of fiscal 2006 to $97.1 million in the same quarter this year, while operating income as a percent of sales increased from 19.6 percent to 22.0 percent of sales. The increase in sales was driven by continued market share gains, ramped-up commercial aerospace OEM build schedules and strengthening demand in the aerospace aftermarket business. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by increased dilution from the pass-through of higher raw material costs, mainly nickel and titanium, which have increased approximately 85 percent and 4 percent, respectively, on the London Metal Exchange (LME) and TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same quarter last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volumes and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

Sales within this segment are expected to continue to benefit from improved conditions in the aerospace and power generation markets through the remainder of fiscal 2007. Operating margins as a percent of sales are also expected to continue to improve in fiscal 2007 as a result of leverage from higher sales volume and continued improvements in operating efficiencies, partially offset by the impact of pass-through pricing.

Forged Products

Forged Products’ sales were $573.2 million for the quarter, an increase of 173.7 percent, compared to sales of $209.4 million in the second quarter of fiscal 2006. Operating income increased 235.1 percent from $27.6 million in the second quarter of fiscal 2006 to $92.5 million in the same quarter this year, while operating income as a percent of sales increased from 13.2 percent to 16.1 percent of sales. The increase in sales reflects the addition of SMC, as well as increased demand for commercial aerospace products and aftermarket growth, and continued penetration into the Asian power generation market with higher sales of extruded pipe. Current quarter sales also include $54.0 million of higher pricing related to pass-through of increased raw material costs compared to $22.1 million last year. Operating income for the base Wyman-Gordon forging businesses improved in the current quarter compared to the second quarter of fiscal 2006, reflecting leverage from increased sales volume of higher margin aircraft turbine components, partially offset by higher material costs, mainly nickel and titanium, which have increased approximately 85 percent and 4 percent, respectively, on the LME and TI 6-4 Bulk Weldables Index (metalprices.com) since the second quarter of fiscal 2006, and by dilution resulting from pass-through pricing. These strong results in the base businesses were partially offset by expected dilution from lower margins at SMC even though SMC’s second quarter operating income included approximately $5.0 million of favorable, non-recurring purchase price adjustments, which added 0.9 percentage points to the segment’s operating income as a percent of sales.

Sales for the remainder of fiscal 2007 within the Forged Products segment are expected to benefit from continued growth in the aerospace and power generation markets and from the addition of SMC. In the upcoming third quarter, operating income from the base Wyman-Gordon business is expected to be affected by unfavorable LIFO expense, as higher cost nickel and titanium alloys are delivered under new contracts. These higher material costs will be recovered with higher selling prices as these parts are sold in the fourth quarter. In addition, the remainder of fiscal 2007 will be affected by dilution of segment operating margins resulting from lower operating margins at SMC.

Fastener Products

The Fastener Products segment reported $244.9 million of sales with operating income of $51.3 million, or 20.9 percent of sales, in the second quarter of fiscal 2007, compared to sales of $200.6 million and operating income of $32.3 million, or 16.1 percent of sales, in the second quarter of fiscal 2006. The increase in sales was due to the favorable impact of strong aerospace sales as well as the addition of sales from Shur-Lok, which was acquired in the fourth quarter of fiscal 2006, partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the increased higher margin aerospace business and the impact of continued cost take-outs and improved manufacturing processes.

Sales within this segment are expected to have modest growth during the remainder of fiscal 2007, but will be up significantly compared to last year as a result of increased sales volume to the aerospace market and a full year of operations from Shur-Lok. Operating income as a percentage of sales is also expected to improve due to continuing cost take-outs and leverage from higher sales.

Industrial Products

Industrial Products’ sales of $58.6 million for the second quarter of fiscal 2007 increased 2.8 percent from $57.0 million in the same period last year. Operating income increased to $11.0 million in the second quarter of fiscal 2007 compared with $4.9 million in the same period last year, and operating income as a percent of sales increased to 18.8 percent in the second quarter of fiscal 2007 from 8.6 percent in the same period last year. The increase in sales compared to last year were driven by higher sales in the electric power generation market, partially offset by a decline in the sewer system business due to funding cuts for municipal construction projects. The increase in operating income was primarily due to a previously disclosed cumulative adjustment of $5.6 million recognized in the second quarter of fiscal 2006 to correct an understatement of expenses from fiscal 2003 through the second quarter of fiscal 2006.

For the remainder of fiscal 2007, sales within the Industrial Products segment are expected to show modest growth, while operating income as a percentage of sales is expected to increase through fiscal 2007 as a result of performance improvements and leverage from higher sales volume.

Consolidated Results of Operations - Comparison Between Six Months Ended October 1, 2006 and October 2, 2005

	Six Months Ended		Inc/(Dec)
	10/1/06	10/2/05	$	%
Net sales	$2,430.1	$1,718.8	$711.3	41.4%
Cost of goods sold	1,849.0	1,332.3	516.7	38.8
Selling and administrative expenses	160.9	127.8	33.1	25.9
Interest expense, net	28.3	20.8	7.5	36.1

Income before income taxes and minority interest	391.9	237.9	154.0	64.7
Income tax expense	134.6	78.2	56.4	72.1
Effective tax rate	34.3%	32.9%
Minority interest	(0.8)	(0.7)	(0.1)	14.3

Net income from continuing operations	256.5	159.0	97.5	61.3
Net loss from discontinued operations	13.4	(2.5)	15.9	(636.0)

Net income (loss)	$269.9	$156.5	$113.4	72.5%

Net income per share from continuing operations – diluted	$1.87	1.18	$0.69	58.5%
Net loss per share from discontinued operations – diluted	0.10	(0.02)	0.12	(600.0)

Net income (loss) per share – diluted	$1.97	$1.16	$0.81	69.8%

Sales for the first six months of fiscal 2007 were $2,430.1 million, an increase of 41.4 percent from $1,718.8 million in the same period last year. The year-over-year increase in sales was principally driven by the addition of the SMC businesses, which were acquired in the first quarter of fiscal 2007, and by improving conditions in PCC’s core aerospace and power generation markets. In addition, material pass-through pricing increased sales by approximately $164 million this year versus approximately $90 million last year. According to JSA Research as of December 2005, commercial aircraft deliveries were forecast to increase approximately 21 percent in calendar year 2006 from calendar year 2005 and are forecast to continue to increase approximately 12 percent in calendar year 2007.

Net income from continuing operations for the first six months of fiscal 2007 was $256.5 million, or $1.87 per share (diluted), compared to net income from continuing operations for the first six months of fiscal 2006 of $159.0 million, or $1.18 per share (diluted). Net income for the first six months of fiscal 2007 was $269.9 million, or $1.97 per share (diluted), compared with net income of $156.5 million, or $1.16 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the six months ended October 1, 2006 was $28.3 million, as compared with $20.8 million for the same period last year. The increase in expense is primarily due to increased debt levels associated with the acquisition of Special Metals in the first quarter of fiscal 2007 and higher interest rates compared to last year.

The effective tax rate for the first six months of fiscal 2007 was 34.3 percent, as compared with 32.9 percent for the six months ended October 2, 2005. The increase in the tax rate was driven by the phase-out of US export incentives and the second quarter true-up of last year’s year-to-date effective tax rate.

Discontinued Operations

The net income from discontinued operations was $13.4 million, or $0.10 per share (diluted), for the six months ended October 1, 2006 compared with a net loss of $2.5 million, or $0.02 per share diluted), in the same period last year. The net income from discontinued operations in the first six months of fiscal 2007 consists primarily of the gain on the sale of Wyman-Gordon’s FRISA business. The net loss from discontinued operations in the first half of last year principally reflects operating results from the pumps and valves businesses of PCC Flow Technologies.

Results of Operations by Segment – Comparison Between Six Months Ended October 1, 2006 and October 2, 2005

	Six Months Ended		Inc/(Dec)
	10/1/06	10/2/05	$	%
Net sales:
Investment Cast Products	$869.1	$789.6	$79.5	10.1%
Forged Products	958.4	409.9	548.5	133.8
Fastener Products	486.4	403.2	83.2	20.6
Industrial Products	116.2	116.1	0.1	0.1

Consolidated net sales	$2,430.1	$1,718.8	$711.3	41.4%

Operating income (loss):
Investment Cast Products	$189.0	$153.5	$35.5	23.1%
% of sales	21.7%	19.4%
Forged Products	146.4	51.0	95.4	187.1
% of sales	15.3%	12.4%
Fastener Products	100.1	63.4	36.7	57.9
% of sales	20.6%	15.7%
Industrial Products	20.9	16.9	4.0	23.7
% of sales	18.0%	14.6%
Corporate expense(1)	(36.2)	(26.1)	(10.1)	38.7

Consolidated segment operating income	420.2	258.7	161.5	62.4%
% of sales	17.3%	15.1%
Interest expense, net	28.3	20.8

Income before income taxes and minority interest	$391.9	$237.9

(1)	Results for the six months ended October 1, 2006 includes stock-based compensation expense of $10.2 million.

Investment Cast Products

Investment Cast Products’ sales increased 10.1 percent from $789.6 million in the first six months of fiscal 2006 to $869.1 million this year. Operating income for the segment increased 23.1 percent, from $153.5 million, or 19.4 percent of sales, a year ago to $189.0 million, or 21.7 percent of sales, in the first six months of fiscal 2007. The increase in sales was driven by continued strength in the aerospace and power generation markets, with improved commercial aerospace build rates and solid aftermarket growth as well as market share gains. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly nickel and titanium, which have increased approximately 53 percent and 19 percent, respectively, on the London Metal Exchange (LME) and TI 6-4 Bulk Weldables Index (metalprices.com) compared to the same period last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

Forged Products

Forged Products’ sales were $958.4 million for the first six months of fiscal 2007, an increase of 133.8 percent, compared to sales of $409.9 million in the same period last year. Operating income increased 187.1 percent from $51.0 million, or 12.4 percent of sales, in the first six months of fiscal 2006 to $146.4 million, or 15.3 percent of sales, this year. The increase in sales is primarily due to the addition of SMC, in addition to increased demand for aerospace products and extruded pipe in the base businesses. The first six months of fiscal 2007 also included approximately $98 million related to pass-through of higher material costs versus approximately $43 million in the same period last year. Operating income as a percent of sales benefited in the current quarter from the higher volume, partially offset by higher material costs, mainly nickel and titanium, which have increased approximately 53 percent and 19 percent, respectively, on the LME and TI 6-4 Bulk Weldables Index (metalprices.com) since the first half of fiscal 2006, and by dilution resulting from pass-through pricing.

Fastener Products

The Fastener Products segment reported $486.4 million of sales with operating income of $100.1 million, or 20.6 percent of sales, in the first half of fiscal 2007, compared to sales of $403.2 million and operating income of $63.4 million, or 15.7 percent of sales in the same period last year. The increase in sales was due to the addition of Shur-Lok, which was acquired in the fourth quarter of fiscal 2006, and the favorable impact of strong aerospace sales, partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the higher margin aerospace business and the impact of continued cost take-outs and improved manufacturing processes.

Industrial Products

Industrial Products’ sales of $116.2 million for the first six months of fiscal 2007 increased $0.1 million, or 0.1 percent, from $116.1 million in the comparable prior year period. Operating income was $20.9 million, or 18.0 percent of sales, in the first six months of fiscal 2007, compared to operating income of $16.9 million, or 14.6 percent of sales, in the same period last year. The relatively flat sales compared to last year reflects improved conditions in the pulp and paper market and market share gains in the electric power generation market, partially offset by softness in the automotive market. The year-over-year increase in operating margin as a percent of sales is primarily due to the impact of a cumulative charge of $5.6 million in the first half of fiscal 2006 to correct an understatement of expenses from fiscal 2003 through the first quarter of fiscal 2006.

Changes in Financial Condition and Liquidity

Total assets of $4,713.3 million at October 1, 2006 represented a $963.5 million increase from the $3,749.8 million balance at April 2, 2006. This increase principally reflects the addition of SMC assets totaling $894.2 million (including assets from discontinued operations) and additional working capital assets required to support expected revenue growth. Total capitalization at October 1, 2006 was $3,415.3 million, consisting of $956.9 million of debt and $2,458.4 million of equity. The debt-to-capitalization ratio was 28.0 percent at October 1, 2006 compared with 24.0 percent at the end of fiscal 2006, reflecting the impact of increased debt to finance the acquisition of SMC, partially offset by the impact of higher equity resulting from record earnings during the first half of fiscal 2007.

Cash as of October 1, 2006 was $108.7 million, up $48.8 million from the end of fiscal 2006, and total debt increased from $676.6 million (including $14.0 million related to discontinued operations) at April 2, 2006 to $956.9 million (including $0.1 million related to discontinued operations) at October 1, 2006, for a total increase of $280.3 million. Debt net of cash, which includes borrowings to finance the acquisition of SMC, increased by $231.5 million during the first six months of fiscal 2007. Adjusting this increase in net debt to reflect $542.0 million of cash used to acquire SMC and $2.8 million of SMC debt assumed with the acquisition, and excluding $17.4 million of FRISA debt that was sold, the Company generated $295.9 million of positive net cash flow during the first six months of fiscal 2007. This positive net cash flow consisted primarily of $298.0 million from operating activities and $55.5 million from various asset dispositions and business divestitures, partially offset by capital expenditures of $73.3 million.

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

Management believes that the Company can fund requirements for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt, and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

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

PCC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to Company management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This conclusion was based on the inadvertent late filings of Form 8-K relating to the Company’s press releases disclosing financial results for the first and second quarters of fiscal 2007. The disclosure controls and procedures have been modified to ensure timely filings in future periods. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially effected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 25, 2006, PCC acquired SMC in a purchase business combination. Because of the timing of the acquisition, management has excluded SMC from its assessment of internal control over financial reporting as of October 1, 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 16, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders and Issuer Purchases of Securities

(a)	The Company held its Annual Meeting of Shareholders on August 16, 2006.

(b)	The Shareholders voted as follows on the following matters:

1.	Election of Directors. The voting results for each nominee is as follows:

Nominee	Votes For	Votes Withheld
Mark Donegan	122,205,186	3,738,224
Vernon E. Oechsle	120,165,354	5,778,056

Mr. Donegan and Mr. Oechsle were elected to serve three-year terms.

2	Amending the Restated Articles of Incorporation to increase the authorized Common Stock to 450,000,000 shares. The voting result is as follows:

Votes For	Votes Withheld
123,102,349	2,841,061

3	Reapproving the 2001 Stock Incentive Plan. The voting result is as follows:

Votes For	Votes Withheld
119,936,045	6,007,365

Item 5.	Other Information

None.

Item 6.	Exhibits

(3) (i)	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: November 8, 2006	/s/ William D. Larsson
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)