Form 10-Q
period 2006-12-31
PRECISION CASTPARTS CORP
filed 2007-02-09
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2006

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

Number of shares of Common Stock, no par value, outstanding as of January 31, 2007: 137,120,904

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	12/31/06	1/1/06
Net sales	$1,384.6	$857.3
Cost of goods sold	1,050.6	661.6
Selling and administrative expenses	87.1	57.7
Restructuring and impairment	—	2.3
Interest expense, net	12.3	9.9

Income before income taxes and minority interest	234.6	125.8
Income tax expense	75.9	34.0
Minority interest in earnings of consolidated entities	(0.4)	(0.5)

Net income from continuing operations	158.3	91.3
Net income from discontinued operations	0.4	2.4

Net income	$158.7	$93.7

Net income per common share – basic:
Net income from continuing operations	$1.16	$0.68
Net income from discontinued operations	0.01	0.02

	$1.17	$0.70

Net income per common share – diluted:
Net income from continuing operations	$1.15	$0.67
Net income from discontinued operations	—	0.02

	$1.15	$0.69

Weighted average common shares outstanding:
Basic	136.1	133.3
Diluted	138.1	135.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Nine Months Ended
	12/31/06	1/1/06
Net sales	$3,814.7	$2,576.1
Cost of goods sold	2,899.6	1,993.9
Selling and administrative expenses	248.0	185.5
Restructuring and impairment	—	2.3
Interest expense, net	40.6	30.7

Income before income taxes and minority interest	626.5	363.7
Income tax expense	210.5	112.2
Minority interest in earnings of consolidated entities	(1.2)	(1.2)

Net income from continuing operations	414.8	250.3
Net income (loss) from discontinued operations	13.8	(0.1)

Net income	$428.6	$250.2

Net income per common share – basic:
Net income from continuing operations	$3.06	$1.88
Net income from discontinued operations	0.10	—

	$3.16	$1.88

Net income per common share – diluted:
Net income from continuing operations	$3.01	$1.85
Net income from discontinued operations	0.10	—

	$3.11	$1.85

Weighted average common shares outstanding:
Basic	135.6	132.9
Diluted	137.6	135.5

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	12/31/06	4/2/06
ASSETS
Current assets:
Cash and cash equivalents	$125.3	$59.9
Receivables, net	784.5	495.4
Inventories	887.8	557.0
Prepaid expenses	24.3	28.6
Deferred income taxes	67.9	65.2
Discontinued operations	22.5	27.7

Total current assets	1,912.3	1,233.8

Property, plant and equipment, at cost	1,650.9	1,317.3
Less - accumulated depreciation	(730.7)	(645.7)

Net property, plant and equipment	920.2	671.6

Goodwill	1,785.8	1,655.3
Acquired intangible assets, net	9.1	4.5
Other assets	194.6	152.2
Discontinued operations	3.9	32.4

	$4,825.9	$3,749.8

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$345.6	$47.5
Long-term debt currently due	20.9	21.3
Accounts payable	448.1	365.3
Accrued liabilities	409.0	283.4
Income taxes payable	58.8	33.1
Discontinued operations	23.8	17.8

Total current liabilities	1,306.2	768.4

Long-term debt	473.5	593.8
Pension and other postretirement benefit obligations	266.8	174.9
Other long-term liabilities	88.9	49.8
Deferred tax liability	8.7	4.2
Discontinued operations	3.9	18.2

Total liabilities	2,148.0	1,609.3

Shareholders’ investment:
Common stock	136.5	135.1
Paid-in capital	839.9	780.2
Retained earnings	1,706.9	1,290.5
Accumulated comprehensive income (loss):
Foreign currency translation	96.4	38.8
Derivatives qualifying as hedges	1.5	(0.8)
Minimum pension liability	(103.3)	(103.3)

Total shareholders’ investment	2,677.9	2,140.5

	$4,825.9	$3,749.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	12/31/06	1/1/06
Cash flows from operating activities:
Net income	$428.6	$250.2
Net (income) loss from discontinued operations	(13.8)	0.1
Non-cash items included in net income:
Depreciation and amortization	83.3	72.4
Impairment of long-lived assets	—	1.7
Non-cash investigation adjustments	—	1.3
Stock-based compensation expense	17.7	—
Deferred income taxes	(3.2)	36.8
Tax benefit from stock option exercises	—	12.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	(20.7)	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(107.0)	(33.5)
Inventories	70.3	(22.0)
Other current assets	(4.0)	5.1
Payables, accruals and current taxes	43.4	(76.3)
Retirement benefit obligations	18.8	(28.2)
Other non-current assets and liabilities	(49.0)	(7.6)
Net cash provided by operating activities of discontinued operations	2.4	0.3

Net cash provided by operating activities	466.8	212.9

Cash flows from investing activities:
Acquisitions of businesses	(542.0)	(2.5)
Capital expenditures	(152.6)	(65.6)
Proceeds from the sale of businesses	34.3	25.4
Other	27.1	2.2
Net cash used by investing activities of discontinued operations	(1.5)	(1.7)

Net cash used by investing activities	(634.7)	(42.2)

Cash flows from financing activities:
Net change in short-term borrowings	297.9	20.0
Net change in long-term debt	(122.5)	(220.4)
Common stock issued	24.6	15.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	20.7	—
Cash dividends	(12.2)	(8.0)
Other	2.3	(2.2)
Net cash provided (used) by financing activities of discontinued operations	2.7	(1.1)

Net cash provided (used) by financing activities	213.5	(196.1)

Effect of exchange rate changes on cash and cash equivalents	19.8	(9.7)

Net increase (decrease) in cash and cash equivalents	65.4	(35.1)
Cash and cash equivalents at beginning of period	59.9	153.9

Cash and cash equivalents at end of period	$125.3	$118.8

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data)

(1) Basis of Presentation

The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC” or the “Company”), without audit and subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America, except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Stock option plans

PCC has stock incentive plans for certain officers, key salaried employees and directors under three plans: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 43,642,000 shares. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and sale of restricted stock. The Compensation Committee of the Board of Directors determines awards under the officer and employee stock incentive plans. To date, all awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other exercise terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized for the three and nine months ended December 31, 2006 was approximately $4.9 million and $12.3 million, respectively.

Employee stock purchase plan

PCC has an Employee Stock Purchase Plan (“ESPP”) whereby the Company is authorized to issue shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company’s common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized for the three and nine months ended December 31, 2006 was approximately $1.0 million and $3.3 million, respectively.

Deferred compensation plan

The Company has a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made in either cash or shares of PCC common stock, at the individual’s election. PCC accounts for the Phantom Stock Units as a liability award. The expense is calculated based on the current fair value and the liability associated with the deferred compensation is adjusted accordingly. Total expense recognized for the three and nine months ended December 31, 2006 was approximately $1.5 million and $1.9 million, respectively.

Deferred stock unit award

The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $100,000 divided by the closing price of the Company’s common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. On each dividend payment date, the director will receive additional whole or fractional DSUs in an amount equal to the value of the dividends that would have been paid on the stock underlying the DSUs divided by the closing stock price on the dividend payment date. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized for the three and nine months ended December 31, 2006 was approximately $0.1 million and $0.2 million, respectively.

Periods prior to adoption of SFAS No. 123(R)

Prior to April 2, 2006, PCC accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No significant stock-based compensation expense was recognized prior to the adoption of SFAS No. 123(R) since options granted under the Company’s plans had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended January 1, 2006:

	Three Months Ended 1/1/06	Nine Months Ended 1/1/06
Net income as reported	$93.7	$250.2
Deduct: Stock-based compensation, net of tax, as determined under fair value based method for all awards	(3.2)	(9.3)

Pro forma net income	$90.5	$240.9

Net income per share – basic:
Reported	$0.70	$1.88
Pro forma	$0.68	$1.81

Net income per share – diluted:
Reported	$0.69	$1.85
Pro forma	$0.67	$1.78

Current period expense

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Condensed Consolidated Statement of Income:

	Three Months 12/31/06	Nine Months 12/31/06
Cost of goods sold	$2.0	$5.6
Selling, general and administrative	5.5	12.1

Stock-based compensation expense before income taxes	7.5	17.7

Income tax benefit	(2.0)	(4.6)

Total stock-based compensation expense after income taxes	$5.5	$13.1

No stock-based compensation costs were capitalized as of December 31, 2006 as they were not material. As of December 31, 2006, the Company had $48.6 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, to be recognized over a weighted average period of 3.7 years.

Valuation assumptions

The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Stock Option Plans:

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Risk-free interest rate	4.7%	4.3%	4.7%	4.3%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
Expected volatility	35.7%	35.4%	35.7%	35.4%
Expected life (in years)	2.7-4.4	2.7-4.4	2.7-4.4	2.7-4.4

Employee Stock Purchase Plan:

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Risk-free interest rate	5.0%	4.3%	5.0%	4.3%
Expected dividend yield	0.2%	0.2%	0.2%	0.2%
Expected volatility	35.7%	35.4%	35.7%	35.4%
Expected life (in years)	0.9	0.9	0.9	0.9

The Company uses the US Treasury (constant maturity) interest rate as the risk-free interest rate and uses 10-year historical volatility as the expected volatility. The Company’s determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Stock option awards:
Grant date fair value per share	$25.07	$15.96	$24.78	$15.94
Total fair value of awards granted	$35.2	$1.4	$37.8	$1.4
Total intrinsic value of options exercised	$49.9	$8.4	$67.6	$35.5

Employee stock purchase plan:
Grant date fair value per share	$12.47	$7.48	$12.47	$7.48
Total fair value	$1.1	$0.8	$3.3	$2.7

The total amount of cash received from the exercise of stock options in the three and nine months ended December 31, 2006 was $34.0 million and $46.1 million, respectively, and the related tax benefit was $17.2 million and $23.6 million, respectively.

Additional information with respect to stock option activity is as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 2, 2006	6,223,000	$26.29
Granted	1,543,000	69.76
Exercised	(1,325,000)	17.00
Forfeited or expired	(104,000)	41.21

Outstanding at December 31, 2006	6,337,000	$38.54	7.82	$167.9

Vested or expected to vest (1)	5,625,000	$36.41	7.66	$159.6

Exercisable at December 31, 2006	2,517,000	$21.29	6.32	$106.0

(1)	Represents outstanding options reduced by expected forfeitures

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2008 to fiscal 2017. At December 31, 2006, approximately 4,194,000 stock incentive plan shares were available for future grants.

There were no shares issued under the ESPP during the three and nine months ended December 31, 2006. There were approximately 2,367,000 shares available for future issuances at December 31, 2006. The Company expects to issue approximately 345,000 shares under the ESPP in the fourth quarter of fiscal 2007.

(3) Acquisition

On May 25, 2006, PCC completed the acquisition of Special Metals Corporation (“SMC”), a leading manufacturer of high-performance nickel-based alloys and super alloys. SMC provides PCC with an internal supply of nickel-based billet for its Forged Products operations, in addition to strengthening and diversifying PCC’s sales profile. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The transaction was funded through the Company’s credit facilities. The financial results of SMC since the acquisition are reported in PCC’s Forged Products segment. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

Because of the timing of the SMC acquisition, PCC is in the process of finalizing the allocation of the purchase price to certain inventories, intangibles, contingent liabilities and valuation allowances as of December 31, 2006; thus, the allocation shown below is preliminary and subject to further refinement as analyses are completed.

5/25/06
Current assets	$613.0
Property, plant and equipment	164.6
Goodwill	116.9
Intangible assets	5.5
Other assets	14.3

Total assets acquired	914.3

Notes payable and current portion long-term debt	1.2
Accounts payable and other current liabilities	223.9
Long-term debt	1.6
Other long-term liabilities	139.5

Total liabilities assumed	366.2

Net assets acquired	$548.1

Acquired intangible assets of $5.5 million include patents totaling $5.2 million with an 8-year weighted average useful life and a license agreement valued at $0.3 million with a 3-year useful life. The $116.9 million of goodwill was assigned to the Forged Products segment and is not deductible for tax purposes.

On January 6, 2006, PCC completed the acquisition of the Shur-Lok Group, which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million in cash. Shur-Lok is a leading manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line significantly enhances the basket of fastener products the Company can offer to its commercial airframe customers, while increasing market reach into other critical fastener applications. The results of Shur-Lok’s operations are included within the Fastener Products segment in the consolidated financial statements since the acquisition. Goodwill relating to this transaction of $82.4 million is assigned to the Fastener Product segment, of which $79.4 million is deductible for tax purposes. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

1/6/06
Current assets	$24.4
Property, plant and equipment	14.5
Goodwill	82.4
Other assets	1.1

Total assets acquired	122.4

Accounts payable and other current liabilities	9.1
Other long-term liabilities	0.3

Total liabilities assumed	9.4

Net assets acquired	$113.0

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

These businesses meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Condensed Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified. In addition, gains and losses on operations discontinued in prior periods are also included below. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Net sales	$8.8	$17.2	$40.3	$51.5
Cost of goods sold	7.1	13.6	31.3	43.8
Selling and administrative expenses	0.6	2.0	3.7	6.8
Interest expense	—	0.2	0.5	0.6

Net income from discontinued operations before income taxes	1.1	1.4	4.8	0.3
Income tax (income) expense	(1.9)	0.4	(0.7)	0.6

Net income (loss) from discontinued operations	3.0	1.0	5.5	(0.3)

Net (loss) gain on disposal	(2.6)	1.4	8.3	0.2

Net gain (loss) from discontinued operations	$0.4	$2.4	$13.8	$(0.1)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/31/06	4/2/06
Assets of discontinued operations
Current assets	$22.5	$27.7
Net property, plant and equipment	3.6	30.3
Other assets	0.3	2.1

	$26.4	$60.1

Liabilities of discontinued operations
Short-term borrowings	$—	$6.0
Long-term debt currently due	—	2.0
Other current liabilities	23.8	9.8
Long-term debt	—	6.0
Other liabilities	3.9	12.2

	$27.7	$36.0

(5) Inventories

Inventories consisted of the following:

	12/31/06	4/2/06
Finished goods	$182.2	$125.7
Work-in-process	483.1	269.8
Raw materials and supplies	259.8	129.5

	925.1	525.0
LIFO provision	(37.3)	32.0

Total inventory	$887.8	$557.0

(6) Goodwill and Acquired Intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2007, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 31, 2006, were as follows:

	Balance at 4/2/06	Acquired	Currency Translation and Other	Balance at 12/31/06
Investment Cast Products	$298.2	$—	$2.6	$300.8
Forged Products	507.7	116.9	15.1	639.7
Fastener Products	678.1	(1.9)	(2.4)	673.8
Industrial Products	171.3	—	0.2	171.5

Total	$1,655.3	$115.0	$15.5	$1,785.8

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	12/31/06		4/2/06
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$8.2	$1.9	$3.0	$1.2
Proprietary technology	2.3	0.5	2.4	0.4
Tradenames	1.2	0.2	0.8	0.1
Long-term customer agreements	0.2	0.2	0.2	0.2

	$11.9	$2.8	$6.4	$1.9

Amortization expense for acquired intangible assets for the three and nine months ended December 31, 2006 was $0.3 million and $0.9 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $1.3 million for fiscal 2007. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2008	$1.4
2009	$1.3
2010	$1.1
2011	$0.9
2012	$0.7

(7) Guarantees

In the ordinary course of business, the Company warrants certain of its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of December 31, 2006 and April 2, 2006 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(8) Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Basic weighted average shares outstanding	136.1	133.3	135.6	132.9
Dilutive stock options	2.0	2.5	2.0	2.6

Weighted average shares outstanding assuming dilution	138.1	135.8	137.6	135.5

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and nine months ended December 31, 2006, stock options to purchase 0.9 million shares and 0.3 million shares of common stock, respectively, were not dilutive. For the three and nine months ended January 1, 2006, stock options to purchase zero and 0.2 million shares of common stock, respectively, were not dilutive. These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

(9) Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Net income	$158.7	$93.7	$428.6	$250.2
Other comprehensive income (loss) , net of tax:
Unrealized translation adjustments	29.9	(12.9)	57.6	(33.7)
Minimum pension liability	—	0.5	—	—
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax of $(1.7), $0.3, $0.5 and $(0.6), respectively)	(5.1)	0.9	1.4	(1.8)
Reclassification to net income of previously deferred gains and loss (net of income tax of $0.3, $(0.1), $0.3 and $(0.1))	0.8	(0.4)	0.9	(0.4)

Other comprehensive income (loss)	25.6	(11.9)	59.9	(35.9)

Total comprehensive income	$184.3	$81.8	$488.5	$214.3

(10) Financing Arrangements

During the third quarter of fiscal 2007, the Company began issuing unsecured, short-term Commercial Paper notes (“CP”). Outstanding balances under the CP program totaled $345.5 million as of December 31, 2006, with a weighted average interest rate of approximately 5.4%. The Company may issue CP in an amount not to exceed the amount available to be drawn under its Amended and Restated Credit Agreement, currently $1.0 billion. CP obligations are guaranteed by certain U.S. subsidiaries of the Company, as disclosed in Note 16 – Condensed Consolidating Financial Statements.

In connection with the acquisition of SMC in the first quarter of fiscal 2007, the Company increased borrowings under its $1.0 billion revolving credit facility which matures in fiscal 2011. As the Company has the option to pay down and borrow debt under this facility through fiscal 2011, it has classified amounts outstanding as long-term. Outstanding amounts under this facility totaled $105.5 million at April 2, 2006. There were no amounts outstanding as of December 31, 2006, as the CP notes were used to repay outstanding balances under the revolving credit facility during the current period.

Also available to the Company is a 364-day Credit and Security Agreement (“Receivable Facility”), under which allowable borrowings are based on the level of eligible trade accounts receivable, which cannot exceed $150.0 million. This facility was also used in connection with the acquisition of SMC. Included in short-term borrowings were outstanding amounts under this Receivable Facility totaling $47.0 million as of April 2, 2006. There were no amounts outstanding as of December 31, 2006, as the CP notes were used to repay outstanding balances under this facility during the current period.

At December 31, 2006, the Company was in compliance with all restrictive provisions of its loan agreements.

Long-term debt is summarized as follows:

	12/31/06	4/2/06
5.60% Public notes due fiscal 2014	$200.0	$200.0
6.75% Public notes due fiscal 2008	150.0	150.0
Private notes, payable annually through fiscal 2015	133.6	149.4
Revolving credit facility due fiscal 2011	—	105.5
Other	10.8	10.2

	494.4	615.1
Less: Long-term debt currently due	20.9	21.3

	$473.5	$593.8

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

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Service cost	$8.7	$6.6	$26.6	$21.9
Interest cost	17.2	13.7	52.4	44.8
Expected return on plan assets	(20.9)	(15.0)	(63.7)	(49.2)
Recognized net actuarial loss	4.3	2.9	13.1	9.4
Amortization of prior service cost	0.6	0.5	1.8	1.8

Net periodic benefit cost	$9.9	$8.7	$30.2	$28.7

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/31/06	1/1/06	12/31/06	1/1/06
Service cost	$0.3	$0.1	$0.8	$0.3
Interest cost	1.6	1.2	4.7	3.4
Recognized net actuarial loss	0.3	0.4	0.9	1.2
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic benefit cost	$2.1	$1.6	$6.1	$4.6

The Company made contributions to the defined benefit pension plans of $23.4 million and $30.9 million for the three and nine months ended December 31, 2006, respectively. Voluntary contributions totaled $19.6 million for both the three and nine months ended December 31, 2006. Projected contributions are expected to total approximately $34.5 million for fiscal year 2007, which includes $19.6 million of voluntary contributions.

(12) Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or business.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take related to a tax return. FIN 48 is effective beginning in our first quarter of fiscal 2008. PCC is currently evaluating the impact of this interpretation on the Company’s financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, PCC uses a December 31 measurement date for its pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. PCC is currently evaluating the impact of this statement on the Company’s financial statements.

(14) Segment Information

The Company’s operations are classified into four reportable business segments: Investment Cast Products, Forged Products, Fastener Products and Industrial Products. The Company’s four reportable business segments are identified separately based on similar economic characteristics and separate management of the operations. The results of operations of SMC have been included within the Forged Products segment since the date of acquisition, as described in Note 3 – Acquisitions.

	Three Months Ended
	12/31/06	1/1/06
Net sales:
Investment Cast Products	$451.5	$399.3
Forged Products	623.3	205.1
Fastener Products	254.5	199.8
Industrial Products	55.3	53.1

Total net sales	$1,384.6	$857.3

Operating income (loss):
Investment Cast Products	$98.7	$81.2
Forged Products	108.6	21.9
Fastener Products	55.7	36.4
Industrial Products	10.0	7.7
Corporate expense	(26.1)	(9.2)

Total operating income	246.9	138.0
Restructuring and impairment	—	2.3
Interest expense, net	12.3	9.9

Income before income taxes and minority interest	$234.6	$125.8

	Nine Months Ended
	12/31/06	1/1/06
Net sales:
Investment Cast Products	$1,320.6	$1,188.9
Forged Products	1,581.7	615.0
Fastener Products	740.9	603.0
Industrial Products	171.5	169.2

Total net sales	$3,814.7	$2,576.1

Operating income (loss):
Investment Cast Products	$287.7	$234.7
Forged Products	255.0	72.9
Fastener Products	155.8	99.8
Industrial Products	30.9	24.6
Corporate expense	(62.3)	(35.3)

Total operating income	667.1	396.7
Restructuring and impairment	—	2.3
Interest expense, net	40.6	30.7

Income before income taxes and minority interest	$626.5	$363.7

Total assets for the Forged Products segment increased $951.8 million from the end of fiscal 2006, from $905.5 million at April 2, 2006 to $1,857.3 million at December 31, 2006, including $861.0 million associated with SMC, which was acquired during the first quarter of fiscal 2007.

(15) Subsequent Events

On February 2, 2007, PCC acquired GSC Foundries, Inc. (“GSC”), a leading manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets. GSC employs approximately 375 people at its operations in Ogden, Utah, and Saltillo, Mexico. GSC will enhance PCC’s small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition will be treated as an asset acquisition for tax purposes.

On January 8, 2007, PCC agreed to acquire Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”). Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is one of the leading manufacturers of aerospace rivets and blind bolts. The company employs approximately 500 people at its facility in Santa Ana, California. Cherry will fill a significant gap in SPS’s product line of critical aerospace fasteners and will open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition will be treated as an asset acquisition for tax purposes, and is expected to be completed in the fourth quarter of fiscal 2007 subject to regulatory approvals (including Hart-Scott-Rodino) and other required consents.

On January 26, 2007, PCC agreed to acquire the assets of McWilliams Forge Company, Inc. (“McWilliams”), a privately held-company headquartered in Rockaway, New Jersey. Founded in 1880, McWilliams is a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. The company, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open- and closed-die forging. The McWilliams acquisition is expected to be completed in the fourth quarter of fiscal 2007 subject to regulatory approvals (including Hart-Scott-Rodino) and other required consents.

(16) Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due 2007, as well as the Company’s private notes, bank credit facilities and CP. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of December 31, 2006 and April 2, 2006, income statements for the three and nine months ended December 31, 2006 and January 1, 2006 and cash flows for the nine months ended December 31, 2006. The Notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products, Fastener Products and Industrial Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended December 31, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,145.2	$289.8	$(50.4)	$1,384.6
Cost of goods sold	2.0	877.1	221.9	(50.4)	1,050.6
Selling and administrative expenses	24.1	44.7	18.3	—	87.1
Other expense (income)	(0.4)	—	0.4	—	—
Interest (income) expense, net	(8.7)	27.3	(6.3)	—	12.3
Equity in earnings of subsidiaries	160.9	6.9	—	(167.8)	—

Income (loss) before income tax and minority interest	143.9	203.0	55.5	(167.8)	234.6
Income tax (benefit) expense	(14.8)	77.0	13.7	—	75.9
Minority interest	—	—	(0.4)	—	(0.4)

Net income (loss) from continuing operations	158.7	126.0	41.4	(167.8)	158.3

Net income from discontinued operations	—	0.2	0.2	—	0.4

Net income (loss)	$158.7	$126.2	$41.6	$(167.8)	$158.7

Condensed Consolidating Statements of Income

Three Months Ended January 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$697.2	$163.8	$(3.7)	$857.3
Cost of goods sold	—	537.0	128.3	(3.7)	661.6
Selling and administrative expenses	9.3	34.8	13.6	—	57.7
Restructuring and impairment	—	—	2.3	—	2.3
Other (income) expense	(0.3)	1.5	(1.2)	—	—
Interest (income) expense, net	(4.2)	18.9	(4.8)	—	9.9
Equity in earnings of subsidiaries	89.9	(1.4)	—	(88.5)	—

Income (loss) before income tax and minority interest	85.1	103.6	25.6	(88.5)	125.8
Income tax (benefit) expense	(8.6)	36.9	5.7	—	34.0
Minority interest	—	—	(0.5)	—	(0.5)

Net income (loss) from continuing operations	93.7	66.7	19.4	(88.5)	91.3

Net (loss) income from discontinued operations	—	(0.2)	2.6	—	2.4

Net income (loss)	$93.7	$66.5	$22.0	$(88.5)	$93.7

Condensed Consolidating Statements of Income

Nine Months Ended December 31, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,094.0	$831.0	$(110.3)	$3,814.7
Cost of goods sold	5.6	2,357.7	646.6	(110.3)	2,899.6
Selling and administrative expenses	56.5	138.5	53.0	—	248.0
Other expense (income)	(1.4)	—	1.4	—	—
Interest (income) expense, net	(18.6)	74.0	(14.8)	—	40.6
Equity in earnings of subsidiaries	443.7	16.0	—	(459.7)	—

Income (loss) before income tax and minority interest	401.6	539.8	144.8	(459.7)	626.5
Income tax (benefit) expense	(27.0)	199.1	38.4	—	210.5
Minority interest	—	—	(1.2)	—	(1.2)

Net income (loss) from continuing operations	428.6	340.7	105.2	(459.7)	414.8

Net (loss) income from discontinued operations	—	(3.6)	17.4	—	13.8

Net income (loss)	$428.6	$337.1	$122.6	$(459.7)	$428.6

Condensed Consolidating Statements of Income

Nine Months Ended January 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,078.4	$538.8	$(41.1)	$2,576.1
Cost of goods sold	—	1,601.7	433.3	(41.1)	1,993.9
Selling and administrative expenses	35.0	110.8	39.7	—	185.5
Restructuring and impairment	—	—	2.3	—	2.3
Other (income) expense	(1.2)	1.5	(0.3)	—	—
Interest (income) expense, net	(7.8)	53.3	(14.8)	—	30.7
Equity in earnings of subsidiaries	261.1	(5.8)	—	(255.3)	—

Income (loss) before income tax and minority interest	235.1	305.3	78.6	(255.3)	363.7
Income tax (benefit) expense	(15.1)	106.9	20.4	—	112.2
Minority interest	—	—	(1.2)	—	(1.2)

Net income (loss) from continuing operations	250.2	198.4	57.0	(255.3)	250.3
Net (loss) income from discontinued operations	—	(0.5)	0.4	—	(0.1)

Net income (loss)	$250.2	$197.9	$57.4	$(255.3)	$250.2

Condensed Consolidating Balance Sheets

December 31, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$13.8	$—	$111.5	$—	$125.3
Receivables	41.3	746.3	518.0	(521.1)	784.5
Inventories	—	671.0	216.8	—	887.8
Prepaid expenses	4.2	7.7	12.4	—	24.3
Income tax receivable	—	—	—	—	—
Deferred income taxes	2.8	44.2	20.9	—	67.9
Discontinued operations	—	10.8	56.7	(45.0)	22.5

Total current assets	62.1	1,480.0	936.3	(566.1)	1,912.3

Property, plant and equipment, net	35.8	620.4	264.0	—	920.2
Goodwill, net	—	1,350.6	435.2	—	1,785.8
Deferred income taxes	14.9	—	24.4	(39.3)	—
Investments in subsidiaries	3,898.2	287.2	—	(4,185.4)	—
Other assets	135.9	34.0	33.8	—	203.7
Discontinued operations	—	—	3.9	—	3.9

	$4,146.9	$3,772.2	$1,697.6	$(4,790.8)	$4,825.9

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$345.5	$—	$0.1	$—	$345.6
Long-term debt currently due	19.6	1.1	0.2	—	20.9
Accounts payable	461.2	311.9	241.1	(566.1)	448.1
Accrued liabilities	33.5	302.0	74.6	(1.1)	409.0
Income taxes payable	47.7	—	11.1	—	58.8
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	—	23.8	—	23.8

Total current liabilities	907.5	615.0	350.9	(567.2)	1,306.2

Long-term debt	464.0	9.4	0.1	—	473.5
Pension and other postretirement benefit obligations	97.5	166.1	3.2	—	266.8
Deferred tax liability	—	48.0	—	(39.3)	8.7
Other long-term liabilities	—	77.5	11.4	—	88.9
Discontinued operations	—	—	3.9	—	3.9

Shareholders’ investment:
Common stock and paid-in capital	976.4	2,134.3	1,118.7	(3,253.0)	976.4
Retained earnings	1,706.9	781.7	151.9	(933.6)	1,706.9
Accumulated other comprehensive loss	(5.4)	(59.8)	57.5	2.3	(5.4)

Total shareholders’ investment	2,677.9	2,856.2	1,328.1	(4,184.3)	2,677.9

	$4,146.9	$3,772.2	$1,697.6	$(4,790.8)	$4,825.9

Condensed Consolidating Balance Sheets

April 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$10.6	$—	$49.3	$—	$59.9
Receivables, net	0.7	584.8	348.0	(438.1)	495.4
Inventories	—	429.4	127.6	—	557.0
Prepaid expenses	14.4	3.8	10.4	—	28.6
Deferred income taxes	—	49.2	16.2	(0.2)	65.2
Discontinued operations	—	16.1	51.9	(40.3)	27.7

Total current assets	25.7	1,083.3	603.4	(478.6)	1,233.8

Property, plant and equipment, net	7.8	465.6	198.2	—	671.6
Goodwill, net	—	1,235.6	419.7	—	1,655.3
Deferred income taxes	20.6	—	20.4	(41.0)	—
Investments in subsidiaries	3,050.6	284.3	—	(3,334.9)	—
Other assets	125.6	16.6	13.6	0.9	156.7
Discontinued operations	—	1.9	31.9	(1.4)	32.4

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term borrowings	$—	$—	$47.5	$—	$47.5
Long-term debt currently due	19.9	1.2	0.2	—	21.3
Accounts payable	349.8	384.6	109.3	(478.4)	365.3
Accrued liabilities	21.4	202.8	60.3	(1.1)	283.4
Income taxes payable	22.9	—	10.2	—	33.1
Deferred income taxes	0.2	—	—	(0.2)	—
Discontinued operations	—	0.2	17.6	—	17.8

Total current liabilities	414.2	588.8	245.1	(479.7)	768.4

Long-term debt	585.0	8.7	0.1	—	593.8
Pension and other postretirement benefit obligations	90.6	83.0	1.3	—	174.9
Deferred tax liability	—	46.6	—	(42.4)	4.2
Other long-term liabilities	—	34.1	15.7	—	49.8
Discontinued operations	—	—	18.2	—	18.2

Shareholders’ investment:
Common stock and paid-in capital	915.3	1,941.4	977.4	(2,918.8)	915.3
Retained earnings	1,290.5	444.6	29.3	(473.9)	1,290.5
Accumulated other comprehensive loss	(65.3)	(59.9)	0.1	59.8	(65.3)

Total shareholders’ investment	2,140.5	2,326.1	1,006.8	(3,332.9)	2,140.5

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$302.5	$65.2	$99.1	$—	$466.8

Acquisitions of businesses	(564.3)	12.9	9.4	—	(542.0)
Capital expenditures	(29.2)	(98.3)	(25.1)	—	(152.6)
Proceeds from the sale of businesses	34.3	—	—	—	34.3
Other	0.2	21.4	5.5	—	27.1
Net cash used by investing activities of discontinued operations	—	—	(1.5)	—	(1.5)

Net cash used by investing activities	(559.0)	(64.0)	(11.7)	—	(634.7)

Net change in short-term borrowings	345.5	(0.2)	(47.4)	—	297.9
Net change in long-term debt	(121.3)	(1.1)	(0.1)	—	(122.5)
Common stock issued	24.6	—	—	—	24.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	20.7	—	—	—	20.7
Cash dividends	(12.2)	—	—	—	(12.2)
Other	2.4	0.1	(0.2)	—	2.3
Net cash provided (used) by financing activities of discontinued operations	—	—	2.7	—	2.7

Net cash provided by financing activities	259.7	(1.2)	(45.0)	—	213.5

Effect of exchange rate changes on cash and cash equivalents	—	—	19.8	—	19.8

Net increase in cash and cash equivalents	3.2	—	62.2	—	65.4
Cash and cash equivalents at beginning of period	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of period	$13.8	$—	$111.5	$—	$125.3

Condensed Consolidating Statements of Cash Flows

Nine Months Ended January 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$117.1	$35.1	$61.2	$(0.5)	$212.9

Capital expenditures	(6.0)	(37.6)	(22.0)	—	(65.6)
Acquisitions of businesses	(2.5)	—	—	—	(2.5)
Disposition of businesses and other	25.4	4.4	(2.2)	—	27.6
Net cash used by investing activities of discontinued operations	—	—	(1.7)	—	(1.7)

Net cash provided (used) by investing activities	16.9	(33.2)	(25.9)	—	(42.2)

Net change in short-term borrowings	—	—	20.0	—	20.0
Net change in long-term debt	(219.1)	(1.1)	(0.2)	—	(220.4)
Proceeds from exercise of stock options	15.6	—	—	—	15.6
Cash dividends	(8.0)	—	(0.5)	0.5	(8.0)
Other financing activities, net	(2.0)	—	(0.2)	—	(2.2)
Net cash used by financing activities of discontinued operations	—	—	(1.1)	—	(1.1)

Net cash (used) provided by financing activities	(213.5)	(1.1)	18.0	0.5	(196.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	(9.7)	—	(9.7)

Net (decrease) increase in cash and cash equivalents	(79.5)	0.8	43.6	—	(35.1)
Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$4.9	$3.3	$110.6	$—	$118.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended December 31, 2006 and January 1, 2006

	Three Months Ended		Inc/(Dec)
	12/31/06	1/1/06	$	%
Net sales	$1,384.6	$857.3	$527.3	61.5%
Cost of goods sold	1,050.6	661.6	389.0	58.8
Selling and administrative expenses	87.1	57.7	29.4	51.0
Restructuring and impairment	—	2.3	(2.3)	(100.0)
Interest expense, net	12.3	9.9	2.4	24.2

Income before income taxes and minority interest	234.6	125.8	108.8	86.5
Income tax expense	75.9	34.0	41.9	123.2
Effective tax rate	32.4%	27.0%
Minority interest	(0.4)	(0.5)	0.1	(20.0)

Net income from continuing operations	158.3	91.3	67.0	73.4
Net income from discontinued operations	0.4	2.4	(2.0)	(83.3)

Net income	$158.7	$93.7	$65.0	69.4%

Net income per share from continuing operations – diluted	$1.15	$0.67	$0.48	71.6%
Net income per share from discontinued operations – diluted	—	0.02	(0.02)	(100.0)

Net income per share - diluted	$1.15	$0.69	$0.46	66.7%

Sales for the third quarter of fiscal 2007 were $1,384.6 million, up $527.3 million, or 61.5 percent from $857.3 million in the same quarter last year. The year-over-year increase in sales was principally driven by the addition of Special Metals Corporation (“SMC”), which was acquired on May 25, 2006, and by improving conditions in PCC’s core aerospace and power generation markets. In addition, material pass-through pricing increased sales by approximately $94 million this year versus approximately $48 million last year in the base businesses. According to JSA Research as of August 2006, commercial aircraft deliveries were forecast to increase approximately 6 percent in calendar year 2007 from calendar year 2006 and are forecast to continue to increase approximately 6 percent in calendar year 2008. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during the second half of fiscal 2006.

Net income from continuing operations for the third quarter of fiscal 2007 was $158.3 million, or $1.15 per share (diluted). By comparison, net income from continuing operations for the third quarter of fiscal 2006 was $91.3 million, or $0.67 per share (diluted). Net income (after discontinued operations) for the third quarter of fiscal 2007 was $158.7 million, or $1.15 per share (diluted), compared with net income of $93.7 million, or $0.69 per share (diluted), in the same period last year. Reported net income for the third quarter of fiscal 2007 and fiscal 2006 included $4.9 million, or $0.04 per share (diluted) and $5.3 million, or $0.04 per share (diluted), respectively, of income associated with changes in tax reserves from completed and on-going audits of the Company’s tax returns.

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2007 was $12.3 million, compared with $9.9 million for the third quarter of last year. The higher expense is primarily due to increased debt levels associated with the acquisition of SMC in the first quarter of fiscal 2007 and higher interest rates compared to last year.

The effective tax rate for the third quarter of fiscal 2007 was 32.4 percent, 5.4 percentage points higher than the 27.0 percent effective rate in the same quarter last year. The increase in the tax rate was driven by the phase-out of US export incentives, reduced benefit (as a percentage of pre-tax income) from tax settlements in the third quarter of fiscal 2007 compared to the same quarter last year, and incremental taxes on SMC’s domestic earnings.

Restructuring

There were no restructuring or impairment charges during the current period. During the third quarter of fiscal 2006, PCC recorded restructuring and asset impairment charges of $2.3 million, or $0.02 per share (diluted), which included $1.7 million primarily due to the write down of a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment, and $0.6 million for severance costs associated with headcount reductions related to downsizing the Company’s tooling operation in Ireland.

Business Acquisitions

On May 25, 2006, PCC completed the acquisition of SMC, a leading manufacturer of high-performance nickel-based alloys and super alloys. SMC provides PCC with an internal supply of nickel-based billet for its Forged Products operations, in addition to strengthening and diversifying PCC’s sales profile. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The cash transaction was funded through the Company’s credit facilities. SMC operates as part of the Forged Products Segment.

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

Discontinued Operations

The Company’s financial statements were affected by activities relating to the planned divestiture of a number of PCC’s businesses. These businesses have been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Condensed Consolidated Statements of Operations as discontinued operations, net of tax, and all prior periods have been reclassified.

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

Net income from discontinued operations was $0.4 million in the third quarter of fiscal 2007, or $0.00 per share (diluted), compared with net income of $2.4 million, or $0.02 per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of the gain on the sale of AFT Composites and operating income from a small foreign business held-for-sale from the acquisition of SMC, partially offset by miscellaneous shutdown expenses at other discontinued operations. The net income from discontinued operations in the third quarter of last year consists of a revision in estimated tax benefits related to the shutdown of the pumps and valves businesses of PCC Flow Technologies and a gain on the sale of PCC Eurovalves, partially offset by continued costs associated with the shutdown of the PCC Flow Technologies businesses.

Results of Operations by Segment – Comparison Between Three Months Ended December 31, 2006 and January 1, 2006

	Three Months Ended		Inc/(Dec)
	12/31/06	1/1/06	$	%
Net sales:
Investment Cast Products	$451.5	$399.3	$52.2	13.1%
Forged Products	623.3	205.1	418.2	203.9
Fastener Products	254.5	199.8	54.7	27.4
Industrial Products	55.3	53.1	2.2	4.1

Consolidated net sales	$1,384.6	$857.3	$527.3	61.5%

Operating income (loss):
Investment Cast Products	$98.7	$81.2	$17.5	21.6%
% of sales	21.9%	20.3%
Forged Products	108.6	21.9	86.7	395.9
% of sales	17.4%	10.7%
Fastener Products	55.7	36.4	19.3	53.0
% of sales	21.9%	18.2%
Industrial Products	10.0	7.7	2.3	29.9
% of sales	18.1%	14.5%
Corporate expense	(26.1)	(9.2)	(16.9)	183.7

Consolidated segment operating income	246.9	138.0	$108.9	78.9%
% of sales	17.8%	16.1%
Restructuring and impairment	—	2.3
Interest expense, net	12.3	9.9

Income before income taxes and minority interest	$234.6	$125.8

Investment Cast Products

Investment Cast Products’ sales increased 13.1 percent from $399.3 million in the third quarter of fiscal 2006 to $451.5 million this year. Operating income increased 21.6 percent from $81.2 million in the third quarter of fiscal 2006 to $98.7 million in the same quarter this year, and operating income as a percent of sales increased from 20.3 percent to 21.9 percent of sales. The increase in sales was driven by continued market share gains, strengthened commercial and military aerospace markets and strengthening demand in the aerospace and power generation aftermarket business. Third quarter sales also included approximately $35 million of higher pricing related to pass-through of increased material costs compared to approximately $18 million last year. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by increased dilution from the pass-through of higher raw material costs, mainly nickel, which has increased approximately 149 percent on the London Metal Exchange (LME) compared to the same quarter last year. The improvement in operating income as a percentage of sales was mainly due to the leverage from higher sales volumes and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

Sales within this segment are expected to continue to benefit from improved conditions in the aerospace and power generation markets through the remainder of fiscal 2007. Operating income as a percent of sales are also expected to continue to improve in fiscal 2007 as a result of leverage from higher sales volume and continued improvements in operating efficiencies, partially offset by the impact of higher material costs and pass-through pricing.

Forged Products

Forged Products’ sales were $623.3 million for the quarter, an increase of 203.9 percent, compared to sales of $205.1 million in the third quarter of fiscal 2006. Operating income increased 395.9 percent from $21.9 million in the third quarter of fiscal 2006 to $108.6 million in the same quarter this year, and operating income as a percent of sales increased from 10.7 percent to 17.4 percent of sales. The increase in sales reflects the addition of SMC, as well as increased demand for commercial aerospace products and aftermarket growth, and continued penetration into the Asian power generation market with higher sales of extruded pipe. Current quarter sales also include approximately $54 million of higher pricing related to pass-through of increased raw material costs compared to approximately $25 million last year in the base businesses. Operating income for the base businesses improved in the current quarter compared to the third quarter of fiscal 2006, reflecting leverage from increased sales volume of higher margin aircraft turbine components, partially offset by higher material costs, mainly nickel, which has increased approximately 149 percent on the LME since the third quarter of fiscal 2006. During the third quarter of fiscal 2007, the segment’s operating income was negatively impacted by $5.0 million of increased LIFO expense related to higher material costs that were not offset by pass-through pricing. The segment had a similar charge in the third quarter of last year.

Sales for the remainder of fiscal 2007 within the Forged Products segment are expected to benefit from continued growth in the aerospace and power generation markets and from the addition of SMC. In the upcoming fourth quarter, the segment expects to recover the $5.0 million of higher costs associated with material purchased in the third quarter as this material is converted to finished products and shipped under new pricing agreements. Also during the fourth quarter, SMC is expected to continue its progress in improving yields, increasing production volumes and reducing inventories. The expected overall improvement in operating income as a percentage of sales will be partially offset by the impact of higher material costs and pass-through pricing.

Fastener Products

Fastener Products’ sales were $254.5 million for the quarter, an increase of 27.4 percent, compared to sales of $199.8 million in the third quarter of fiscal 2006. Operating income increased 53.0 percent from $36.4 million in the third quarter of fiscal 2006 to $55.7 million in the same quarter this year, and operating income as a percent of sales increased from 18.2 percent to 21.9 percent of sales. The increase in sales was due to the favorable impact of strong aerospace sales, as well as the addition of sales from Shur-Lok, which was acquired in the fourth quarter of fiscal 2006, partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the increased higher margin aerospace business and the impact of continued cost take-outs and improved manufacturing processes.

Sales within this segment are expected to have modest growth during the remainder of fiscal 2007, but will be up significantly compared to last year as a result of increased sales volume to the aerospace market and a full year of operations from Shur-Lok. Operating income as a percentage of sales is also expected to improve due to continuing cost take-outs and leverage from higher sales.

Industrial Products

Industrial Products’ sales of $55.3 million for the third quarter of fiscal 2007 increased 4.1 percent from $53.1 million in the same period last year. Operating income increased to $10.0 million in the third quarter of fiscal 2007 compared with $7.7 million in the same period last year, and operating income as a percent of sales increased to 18.1 percent in the third quarter of fiscal 2007 from 14.5 percent in the same period last year. The slight increase in sales compared to last year was driven by higher sales in the sewer system and pulp and paper businesses, partially offset by soft conditions in the automotive market and scheduled holiday shutdowns at automotive customers. The increase in operating income was primarily due to continued performance improvements despite the difficult market conditions.

For the remainder of fiscal 2007, sales within the Industrial Products segment are expected to show modest growth, while operating income as a percentage of sales is expected to increase through fiscal 2007 as a result of performance improvements and leverage from higher sales volume.

Consolidated Results of Operations - Comparison Between Nine Months Ended December 31, 2006 and January 1, 2006

	Nine Months Ended		Inc/(Dec)
	12/31/06	1/1/06	$	%
Net sales	$3,814.7	$2,576.1	$1,238.6	48.1%
Cost of goods sold	2,899.6	1,993.9	905.7	45.4
Selling and administrative expenses	248.0	185.5	62.5	33.7
Restructuring and impairment	—	2.3	(2.3)	(100.0)
Interest expense, net	40.6	30.7	9.9	32.2

Income before income taxes and minority interest	626.5	363.7	262.8	72.3
Income tax expense	210.5	112.2	98.3	87.6
Effective tax rate	33.6%	30.8%
Minority interest	(1.2)	(1.2)	—	—

Net income from continuing operations	414.8	250.3	164.5	65.7
Net income (loss) from discontinued operations	13.8	(0.1)	13.9	(13,900.0)

Net income	$428.6	$250.2	$178.4	71.3%

Net income per share from continuing operations – diluted	$3.01	$1.85	$1.16	62.7%
Net income per share from discontinued operations – diluted	0.10	—	0.10	N/A

Net income per share - diluted	$3.11	$1.85	$1.26	68.1%

Sales for the first nine months of fiscal 2007 were $3,814.7 million, an increase of 48.1 percent from $2,576.1 million in the same period last year. The year-over-year increase in sales was principally driven by the addition of the SMC businesses, which were acquired in the first quarter of fiscal 2007, and by improving conditions in PCC’s core aerospace and power generation markets. In addition, material pass-through pricing increased sales by approximately $257 million this year versus approximately $138 million last year in the base businesses. According to JSA Research as of August 2006, commercial aircraft deliveries were forecast to increase approximately 6 percent in calendar year 2007 from calendar year 2006 and are forecast to continue to increase approximately 6 percent in calendar year 2008.

Net income from continuing operations for the first nine months of fiscal 2007 was $414.8 million, or $3.01 per share (diluted), compared to net income from continuing operations for the first nine months of fiscal 2006 of $250.3 million, or $1.85 per share (diluted). Net income for the first nine months of fiscal 2007 was $428.6 million, or $3.11 per share (diluted), compared with net income of $250.2 million, or $1.85 per share (diluted), in the same period last year. Reported net income for the first nine months of fiscal 2007 and fiscal 2006 included $4.9 million, or $0.04 per share (diluted) and $5.3 million, or $0.04 per share (diluted), respectively, of income associated with changes in tax reserves from completed and on-going audits of the Company’s tax returns.

Interest and Income Tax

Net interest expense for the nine months ended December 31, 2006 was $40.6 million, as compared with $30.7 million for the same period last year. The increase in expense is primarily due to increased debt levels associated with the acquisition of Special Metals in the first quarter of fiscal 2007 and higher interest rates compared to last year.

The effective tax rate for the first nine months of fiscal 2007 was 33.6 percent, as compared with 30.8 percent for the nine months ended January 1, 2006. The increase in the tax rate was driven by the phase-out of US export incentives, reduced benefit (as a percentage of pre-tax income) from tax settlements in the third quarter of fiscal 2007 compared to the same quarter last year, and incremental taxes on SMC’s domestic earnings.

Discontinued Operations

The net income from discontinued operations was $13.8 million, or $0.10 per share (diluted), for the nine months ended December 31, 2006 compared with a net loss of $0.1 million, or $0.00 per share (diluted), in the same period last year. The net income from discontinued operations in the first nine months of fiscal 2007 consists primarily of the gain on the sale of Wyman-Gordon’s FRISA business, partially offset by shutdown costs from other discontinued operations. The net loss from discontinued operations in the first nine months of last year consists of continued costs associated with the shutdown of the PCC Flow Technologies businesses, partially offset by a revision in estimated tax benefits related to these businesses, and a gain on the sale of PCC Eurovalves.

Results of Operations by Segment – Comparison Between Nine Months Ended December 31, 2006 and January 1, 2006

	Nine Months Ended		Inc/(Dec)
	12/31/06	1/1/06	$	%
Net sales:
Investment Cast Products	$1,320.6	$1,188.9	$131.7	11.1%
Forged Products	1,581.7	615.0	966.7	157.2
Fastener Products	740.9	603.0	137.9	22.9
Industrial Products	171.5	169.2	2.3	1.4

Consolidated net sales	$3,814.7	$2,576.1	$1,238.6	48.1%

Operating income (loss):
Investment Cast Products	$287.7	$234.7	$53.0	22.6%
% of sales	21.8%	19.7%
Forged Products	255.0	72.9	182.1	249.8
% of sales	16.1%	11.9%
Fastener Products	155.8	99.8	56.0	56.1
% of sales	21.0%	16.6%
Industrial Products	30.9	24.6	6.3	25.6
% of sales	18.0%	14.5%
Corporate expense	(62.3)	(35.3)	(27.0)	76.5

Consolidated segment operating income	667.1	396.7	$270.4	68.2%
% of sales	17.5%	15.4%
Restructuring and impairment	—	2.3
Interest expense, net	40.6	30.7

Income before income taxes and minority interest	$626.5	$363.7

Investment Cast Products

Investment Cast Products’ sales increased 11.1 percent from $1,188.9 million in the first nine months of fiscal 2006 to $1,320.6 million this year. Operating income for the segment increased 22.6 percent, from $234.7 million, or 19.7 percent of sales, a year ago to $287.7 million, or 21.8 percent of sales, in the first nine months of fiscal 2007. The increase in sales was driven by continued strength in the aerospace and power generation markets, with improved commercial aerospace build rates and solid aftermarket growth as well as market share gains. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly nickel, which has increased approximately 82 percent on the London Metal Exchange (LME) compared to the same period last year. The improvement in operating income as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing.

Forged Products

Forged Products’ sales were $1,581.7 million for the first nine months of fiscal 2007, an increase of 157.2 percent, compared to sales of $615.0 million in the same period last year. Operating income increased 249.8 percent from $72.9 million, or 11.9 percent of sales, in the first nine months of fiscal 2006 to $255.0 million, or 16.1 percent of sales, this year. The increase in sales is primarily due to the addition of SMC, in addition to increased demand for aerospace products and extruded pipe in the base businesses. The first nine months of fiscal 2007 also included approximately $153 million related to pass-through of higher material costs versus approximately $68 million in the base businesses in the same period last year. Operating income as a percent of sales benefited in the current period from the higher volume, partially offset by higher material costs, mainly nickel, which has increased approximately 82 percent on the LME since the first nine months of fiscal 2006.

Fastener Products

The Fastener Products segment reported $740.9 million of sales with operating income of $155.8 million, or 21.0 percent of sales, in the first nine months of fiscal 2007, compared to sales of $603.0 million and operating income of $99.8 million, or 16.6 percent of sales in the same period last year. The increase in sales was due to the addition of Shur-Lok, which was acquired in the fourth quarter of fiscal 2006, and the favorable impact of strong aerospace sales, partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the higher margin aerospace business and the impact of continued cost take-outs and improved manufacturing processes.

Industrial Products

Industrial Products’ sales of $171.5 million for the first nine months of fiscal 2007 increased $2.3 million, or 1.4 percent, from $169.2 million in the comparable prior year period. Operating income was $30.9 million, or 18.0 percent of sales, in the first nine months of fiscal 2007, compared to operating income of $24.6 million, or 14.5 percent of sales, in the same period last year. The relatively flat sales compared to last year reflects improved conditions in the pulp and paper market and market share gains in the electric power generation market, partially offset by softness in the automotive market. The year-over-year increase in operating income as a percent of sales is primarily due to the impact of a previously reported cumulative charge of $5.6 million in the first nine months of fiscal 2006 to correct an understatement of expenses from fiscal 2003 through the second quarter of fiscal 2006.

Changes in Financial Condition and Liquidity

Total assets of $4,825.9 million at December 31, 2006 represented a $1,076.1 million increase from the $3,749.8 million balance at April 2, 2006. This increase principally reflects the addition of SMC assets totaling $871.2 million (including assets from discontinued operations) and additional working capital assets required to support expected revenue growth. Total capitalization at December 31, 2006 was $3,517.9 million, consisting of $840.0 million of debt and $2,677.9 million of equity. The debt-to-capitalization ratio was 23.9 percent at December 31, 2006 compared with 24.0 percent at the end of fiscal 2006, reflecting the impact of increased debt to finance the acquisition of SMC, partially offset by the impact of higher equity resulting from record earnings during the first nine months of fiscal 2007.

Cash as of December 31, 2006 was $125.3 million, up $65.4 million from the end of fiscal 2006, and total debt increased from $676.6 million (including $14.0 million related to discontinued operations) at April 2, 2006 to $840.0 million at December 31, 2006, for a total increase of $163.4 million. Debt net of cash, which includes borrowings to finance the acquisition of SMC, increased by $98.0 million during the first nine months of fiscal 2007. Adjusting this increase in net debt to reflect $542.0 million of cash used to acquire SMC and $2.8 million of SMC debt assumed with the acquisition, and excluding $17.4 million of FRISA debt that was sold, the Company generated $429.4 million of positive net cash flow during the first nine months of fiscal 2007. This positive net cash flow consisted primarily of $466.8 million from operating activities, $61.4 million from various asset dispositions and business divestitures, $24.6 million from the issuance of common stock, and $19.8 million related to the effect of exchange rate changes on foreign cash balances, partially offset by capital expenditures of $152.6 million.

Capital spending during fiscal 2007, which is expected to be in the $200-225 million range, will principally provide for equipment maintenance and upgrades, capacity expansion, cost reduction and safety projects. Company contributions to its defined benefit pension plans are expected to be approximately $34.5 million during fiscal 2007, of which $19.6 million will be voluntary.

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

Subsequent Events

On February 2, 2007, PCC acquired GSC Foundries, Inc. (“GSC”), a leading manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets. GSC employs approximately 375 people at its operations in Ogden, Utah, and Saltillo, Mexico. GSC will enhance PCC’s small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition will be treated as an asset acquisition for tax purposes.

On January 8, 2007, PCC agreed to acquire Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”). Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is one of the leading manufacturers of aerospace rivets and blind bolts. The company employs approximately 500 people at its facility in Santa Ana, California. Cherry will fill a significant gap in SPS’s product line of critical aerospace fasteners and will open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition will be treated as an asset acquisition for tax purposes, and is expected to be completed in the fourth quarter of fiscal 2007 subject to regulatory approvals (including Hart-Scott-Rodino) and other required consents.

On January 26, 2007, PCC agreed to acquire the assets of McWilliams Forge Company, Inc. (“McWilliams”), a privately held-company headquartered in Rockaway, New Jersey. Founded in 1880, McWilliams is a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. The company, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open- and closed-die forging. The McWilliams acquisition is expected to be completed in the fourth quarter of fiscal 2007 subject to regulatory approvals (including Hart-Scott-Rodino) and other required consents.

Forward-Looking Statements

Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, automotive, and other general industrial cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of materials, energy, supplies, and insurance, the cost of pension and postretirement medical benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

On May 25, 2006, PCC acquired SMC in a purchase business combination. Because of the timing of the acquisition, management has excluded SMC from its assessment of internal control over financial reporting as of December 31, 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 16, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders and Issuer Purchases of Securities

None.

Item 5.	Other Information

None.

Item 6. Exhibits

10.1	Deferred Stock Units Award Agreement.

10.2	Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants.

10.3	Nonemployee Directors’ Deferred Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: February 9, 2007	/s/ William D. Larsson
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)