Form 10-K
period 2007-04-01
PRECISION CASTPARTS CORP
filed 2007-05-31
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 1, 2007
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 1, 2006, was $8,564,240,202.

As of the close of business on May 21, 2007, the Registrant had 137,590,455 shares of Common Stock, without par value, outstanding.

Portions of the Registrant’s Proxy Statement to be filed in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Precision Castparts Corp. (“PCC” or “the Company”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings and fasteners/fastener systems for critical aerospace and industrial gas turbine (“IGT”) applications. The Company also provides investment castings and forgings for general industrial, automotive, armament, medical and other applications; nickel alloys and product forms, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; fasteners for automotive and general industrial markets; specialty alloys, waxes and metal processing solutions for the investment casting industry; refiner plates, screen cylinders and other products for the pulp and paper industry; metal-injection-molded and ThixoFormed™ parts for automotive and other markets; sewer systems; utility systems; and metalworking tools for the fastener market and other applications.

Products and Markets

We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Fastener Products. Each of these three business segments is described below.

Investment Cast Products

Our Investment Cast Products segment includes our subsidiaries PCC Structurals, PCC Airfoils and Specialty Materials and Alloys Group (“SMAG”). These operations manufacture investment castings for aircraft engines, industrial gas turbine engines, airframes, medical prostheses and other industrial applications primarily in the aerospace and power generation markets. The segment also provides alloys and waxes to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 34 percent of our sales in fiscal 2007.

We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every jet aircraft engine program in production or under development by our key customers. We are also the market leader in manufacturing structural and airfoil investment castings for industrial gas turbine (“IGT”) and aeroderivative engines used for electric power generation, and we have expanded into the structural airframe and armament markets. In addition, we make investment castings for use in the automotive, medical prosthesis, satellite launch vehicle and general industrial markets.

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

The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the terrorist attacks on September 11, 2001, air travel declined significantly, resulting in several large bankruptcies for some commercial airline companies and weak financial conditions for others. This situation reduced demand for our commercial aerospace products, partially offset by military production, which increased in the aftermath of September 11. At the outset of fiscal 2005, however, the commercial replacement market began a vigorous and sustained recovery, driven by higher production rates of commercial aircraft at Airbus and Boeing that has lasted throughout fiscal 2007 and is anticipated to continue through fiscal 2008 and beyond.

Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 40 years, and we have been supplying Pratt & Whitney with castings for more than 30 years for its military and commercial jet engines. In addition, we have supplied small structural investment castings to Rolls-Royce for nearly 25 years and large structural castings for nearly 20 years, most recently for use in its Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

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

We believe that trends in the manufacturing of aircraft jet engines will continue to increase our revenue per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used in all but the hottest parts of the engine because of its considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reaction with other elements. However, we have developed the advanced technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs.

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

In February 2007, we completed the acquisition of GSC Foundries, Inc. (“GSC”), a leading manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets. GSC enhances our small structural investment casting portfolio, enabling us both to produce larger aluminum and smaller steel components than those in our current product line and to extend our product reach.

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

IGT Castings

In fiscal 1994, we began to manufacture investment castings for IGT engines. Due to contractual gains over the past several years, our market share has increased significantly, and we believe we are the leading supplier of investment castings used in IGT engines. Domestic IGT production began a significant decline in calendar 2001 due to weak economic conditions and falling demand for power generation capacity, mitigated slightly by continued international growth. However, stronger aftermarket activity began to emerge in fiscal 2005, as IGT engines delivered before the decline required overhaul and replacement of critical components. In fiscal 2006, the market started to flatten, and PCC’s IGT business benefited from continued market share gains and the beginning stages of a recovery in OEM deliveries. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

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

Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and utilization rate of the installed base.

Other Investment Casting Products

Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have been expanding the application of our investment casting technology in the medical prosthesis, automotive, satellite and general industrial markets by manufacturing such products as artificial hips and knees, turbocharger wheels, parts for satellite launch vehicles, and impellers for pumps and compressors. In addition, we are manufacturing an increasing number of large titanium components for armament systems, including the BAE lightweight howitzer, which entered full-scale production in fiscal 2005.

Specialty Materials and Alloys

Our Specialty Materials and Alloys (“SMAG”) operation principally provides alloys and waxes to the Company’s investment casting operations, as well as to other companies with investment casting or other foundry operations. SMAG is comprised of Cannon Muskegon, M. Argüeso & Company (“Argüeso”), and Greenville Metals, Inc.

Cannon Muskegon principally produces alloys used by manufacturers of investment castings, which include several patented and trademarked alloys formulated specifically for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. Cannon Muskegon supplies alloys to us, as well as to other companies with investment casting operations. The alloys produced by Cannon Muskegon also serve such diverse markets as medical, recreational and general industrial.

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

Forged Products

We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe structural components. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. In addition, we manufacture high performance nickel-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The Forged Products segment accounted for approximately 43 percent of our sales in fiscal 2007.

Forged Components

We manufacture forged components from sophisticated titanium and nickel-based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps and housings. These parts are made of titanium, steel or other alloys. We also provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and industrial gas turbine engines, as well as shafts, cases, and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded, seamless pipe, for the domestic and international energy markets, which include coal and nuclear power plants, co-generation projects, and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

Our forging business, which employs six different manufacturing processes, involves heating titanium, steel or high-temperature nickel alloys and then shaping them through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The six manufacturing processes are summarized below:

Open-Die Forging—In this process, the metal is pressed between dies that never completely surround the metal, thus allowing it to be observed during the process. This manufacturing method is used to create relatively simple, preliminary shapes to be processed further by closed-die forging.

Closed-Die Forging—Closed-die forging involves pressing heated metal into shapes and sizes determined by machined impressions in specially prepared dies that completely surround the metal. This process allows the metal to flow more easily within the die cavity and, thus, produces forgings with superior surface finish and tighter tolerances, with enhanced repeatability of the part shape.

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

Extrusion—The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48 inches and a wall thickness from 0.5 inches up to 7 inches for applications in the power generation and oil and gas industries, including tension leg platforms, riser systems and production manifolds. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered materials can be compacted and extruded into forging billets with this press.

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

High Performance Forging Alloys

In May 2006, we completed the acquisition of Special Metals Corporation (“SMC”), a world leader in the production of high-performance, nickel-based alloys and super alloys, principally used in the manufacture of forged components designed to operate under extreme conditions in gas turbines and other critical applications. SMC, in conjunction with our existing high performance alloy production facilities in western Australia and the U.S., provides us with an expanded internal supply of nickel-based alloys for our forging operations, which will enable us to better manage our overall value stream now and in the future.

With the acquisition of SMC, we are the world’s largest and most diversified producer of high performance nickel-based alloys, supplying over 5,000 customers. Our alloys, which provide high temperature strength and corrosion resistance, aqueous corrosion resistance, and toughness and strength in certain embrittling environments, are principally used to manufacture forged components required in the most technically demanding industries and applications. Although commercial and military aerospace represents the largest market served by SMC, other non-aerospace markets include high performance, nickel-based alloys for oil & gas, chemical & petrochemical processing, power generation, pollution control, automotive, thermal processing, electrical and heating elements, marine and welding applications.

Our alloying processes utilize electric arc, air induction, and vacuum induction melting (“VIM”) furnaces, while a few specialized alloys are made using a mechanical alloying process. Refining facilities include furnaces for Argon-Oxygen-Decarburization (“AOD”), vacuum arc remelting (VAR) and electroslag remelting (ESR). Our major hot finishing processes include rotary forging, plate rolling, bar rolling, press forging and extrusion of seamless tubulars and shapes. The latter two processes are extensions of other similar operations within the Forged Products segment. Cold finishing processes include cold rolled sheet and strip, tube and pipe pilgering, and cold drawing of bar and wire. The Company produces nickel alloys in all standard mill forms from large ingots and billets to plate, sheet, strip, tubing, bar and wire, the latter of which includes core and filler wires for welding products. The Company’s alloys are classified into unique families recognized worldwide and are sold under such trademarks as INCONEL®, INCOLOY®, MONEL®, NIMONIC®, UDIMET®, BRIGHTRAY®, and NILO®.

Fastener Products

With the acquisition of SPS Technologies, Inc., we have become a leading developer and manufacturer of highly engineered fasteners, fastener systems and precision components, primarily for critical aerospace and automotive applications. Approximately 73 percent of Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales derives from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 23 percent of our sales in fiscal 2007.

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

In February 2007 we completed the acquisition of Cherry Aerospace LLC (“Cherry”), one of the leading manufacturers of aerospace blind rivets and blind bolts. Primarily used in structural applications, Cherry brand products are found on all major commercial and military aircraft in production or development today. In addition to enhancing our product portfolio of critical aerospace fasteners, this acquisition continued to grow our presence in Southern California, opening up potential synergies and economies of scale with our other fastener operations.

During the fourth quarter of fiscal 2007, the former Industrial Products segment was renamed the Industrial Products group and was integrated into the Fastener Products segment. The Industrial Products Group includes our subsidiaries J&L Fiber Services, Advanced Forming Technology (“AFT”), Environmental One (“E/One”) and the PCC Precision Tool Group (“PTG”). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry. AFT manufactures metal-injection-molded and ThixoFormed™ components for numerous industrial applications. E/One produces low-pressure sewer systems for residential and commercial applications and monitoring units utilized in the power generation industry. PTG manufactures a broad range of thread-rolling dies, trimming dies, punches and pins and steel and carbide forging tools for fastener production, principally for automotive, aerospace and general industrial and other applications.

Sales and Distribution

We sell our complex metal components and products into four major market areas: aerospace, power generation, general industrial and automotive. The percentage of sales to these markets is shown below for fiscal 2007, 2006 and 2005.

Our sales to the aerospace market of $2,828.4 million in fiscal 2007 increased 37 percent from $2,071.0 million in fiscal 2006. Sales to the aerospace market as a percentage of total net sales decreased from 59 percent in fiscal 2006 to 53 percent in fiscal 2007, principally reflecting the impact of SMC’s substantial non-aerospace sales.

Our sales of investment castings products and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers, as well as through distributors. Our fastener products and services are sold by a direct sales and marketing staff and through a worldwide network of independent sales representatives and distributors. Industrial metalworking tools and machines and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.

For information on revenue to external customers, profit or loss and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data.

Major Customers

Sales to General Electric were 11.4 percent, 16.8 percent and 16.6 percent of total sales in fiscal 2007, 2006 and 2005, respectively, as follows:

	Fiscal
	2007	2006	2005
Investment Cast Products	$372.3	$384.8	$330.3
Forged Products	212.0	180.6	126.5
Fastener Products	27.5	25.5	25.4

	$611.8	$590.9	$482.2

No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls-Royce are also considered key customers, and the loss of their business could have a material adverse effect on the Company’s financial results.

Backlog

The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $4,764.8 million as of April 1, 2007, $3,101.0 million as of April 2, 2006, and $2,343.0 million as of April 3, 2005. The majority of the backlog is for sales to aerospace customers in the Investment Cast Products, Forged Products and Fastener Products segments. The growth at the end of fiscal 2007 is due to higher levels of material pass-through pricing related to higher material costs, the Company’s overall sales growth and several acquisitions. Approximately 80 percent of the Company’s backlog is expected to be filled within the 2008 fiscal year.

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

In the Investment Cast Products segment, our principal competitor is Howmet, a subsidiary of Alcoa Inc. Howmet produces stainless steel, superalloy, aluminum and titanium investment castings principally for the aerospace and IGT markets. We believe that Howmet is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. In addition, Pacific Cast Technologies (“PCT”), a subsidiary of Ladish Co., manufactures large titanium investment castings for jet engine and airframe applications. Many other companies throughout the world also produce stainless steel, superalloy, aluminum or titanium investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.

In the Forged Products segment, our largest competitors are Ladish Co., Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Inc. and Schultz Steel Company for aerospace structural products, Vallourec & Mannesmann Tubes and Sumitomo Corporation for energy products and Allegheny Technologies, Inc., Carpenter Technology Corporation, and Haynes International, Inc. for nickel-based alloys and super-alloys. In the future, we may face increased competition from international companies as customers seek lower cost sources of supply.

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

In the Fastener Products segment, our Fastener operations compete with a large number of companies based primarily on technology, price, service, product quality and performance. Of these companies, we consider Alcoa Inc., LISI, and McKecknie to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance and service to our customers.

Research and Development

We have departments involved in research and development at all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities amounted to $9.1 million in fiscal 2007, $6.6 million in fiscal 2006 and $5.2 million in fiscal 2005. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

At April 1, 2007, we had approximately 19,800 employees within our three segments, including approximately 8,500 employees in the Investment Cast Products segment, 4,700 employees in the Forged Products segment and 6,600 employees in the Fasteners segment. In addition, we had nearly 100 employees in corporate functions and approximately 100 in discontinued operations, for a total of approximately 20,000 employees. Approximately 17 percent of the Company’s employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate two collective bargaining agreements affecting approximately 2 percent of the workforce during fiscal 2008. Management believes that labor relations in the Company have generally been satisfactory.

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

Materials & Supplies

We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used or manufactured in our investment casting, forged and fastener product segments. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of the tool-grade steel we use may also be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations

We purchase products from and supply products to businesses located outside the U.S. We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches. Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. Information with respect to sales and assets by geographic location is included in “Item 8. Financial Statements and Supplementary Data,” Note 20.

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

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. At April 1, 2007, we had accrued aggregate environmental reserves of approximately $74.3 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our reserves represent the Company’s best estimate of its probable future obligations for the investigation and remediation of known contaminated sites. The reserves include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration the Company’s prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants Although recorded liabilities include the Company’s best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether the Company has any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites identified by the Company vary across the spectrum, approximately half of the Company’s sites could be considered at an early stage of the investigation and remediation process. Therefore, the Company’s cost estimates, and its accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. The Company expects that it will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of April 1, 2007, may be paid out over the next ten years, the Company anticipates that no individual site will be considered to be material.

The Company has been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under CERCLA, and under similar state statutes, PRPs are jointly and severally liable, and therefore, the Company is potentially liable to the government or third parties for the full cost of remediating contamination at the Company’s facilities or former facilities or at third-party sites where the Company has been designated a PRP. In estimating its current reserves for environmental matters, the Company has assumed that it will not bear the entire cost of remediation of every site to the exclusion of other PRPs, who may be jointly and severally liable. The Company is a party to various cost-sharing arrangements with other PRPs at certain sites. In addition to PRPs, some of these arrangements involve one or more regulatory agencies. These cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of their respective obligations, and as a consequence, although the Company assumes it will not bear the entire cost at these sites, the assumption is based on these cost-sharing arrangements and on an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that the Company is required to fully fund the remediation of a site, the statutory framework would allow the Company to pursue rights of contribution from other PRPs. The Company is identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $4.8 million, or 6 percent of our current environmental reserves.

The Company has notified its insurers of potential environmental cleanup liabilities at various facilities, including the Superfund sites identified above, and has asserted that it is entitled to recover its defense and indemnity costs incurred, and to be incurred, under certain historic insurance policies. Our accruals include the Company’s best estimate of all probable costs, without reduction for anticipated recovery from insurance or third parties unless collection is probable. During 2002, the Company settled its defense and indemnity claims with Wyman-Gordon’s primary carrier. The Company did not settle any defense or indemnity claims against Wyman-Gordon’s excess carriers. The Company has also asserted indemnity claims against third-parties for certain sites and we expect to recover a portion of our losses with respect to these sites.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarified the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a large obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with FAS 143 and FIN 47, PCC will record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, PCC has identified a known asset retirement obligation associated with environmental contamination at one of its manufacturing facilities. The Company, however, has not recognized a liability under FIN 47 for this retirement obligation because the fair value of remediation at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of this site is not required until production ceases, and the Company has no current or future plans to cease production. This asset retirement obligation, when estimable, is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

Forward-Looking Statements

Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, general industrial and automotive cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information

The Company’s Annual Report on Form 10-K, quarterly report on Form 10-Q, proxy statement, current reports on Form 8-K, and amendments to these report filed with the Securities and Exchange Commission, as well as the annual report to shareholders, quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Business Conduct and Ethics (the code of ethics that applies to the Registrants’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) may be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 1A.	RISK FACTORS

We may encounter difficulties associated with integration of acquired businesses and fail to realize anticipated benefits.

In May 2006, we acquired Special Metals Corporation (“SMC”). In February 2007, we completed the acquisitions of GSC Foundries, Inc. and Cherry Aerospace LLC. In April 2007, we completed the purchase of substantially all of the assets of McWilliams Forge Company, Inc. The success of those and prior transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate many new employees and to implement reporting, monitoring and forecasting procedures. Our failure to adequately address these acquisition risks could cause us to fail to realize the benefits we anticipated from the transactions.

Recent and future acquisitions could subject us to a number of operational risks.

We have completed many recent acquisitions and expect that we will continue to make acquisitions of, investments in, and strategic alliances with complementary businesses, products and technologies to enable us to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Implementation of this strategy entails a number of risks, including:

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

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 53 percent of our total sales in fiscal 2007, 59 percent of total sales in fiscal 2006 and 55 percent of total sales in fiscal 2005. Our power generation sales constituted 21 percent of our total sales in fiscal 2007, 18 percent of total sales in fiscal 2006 and 18 percent of total sales in fiscal 2005.

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. commercial aviation industry continues to face challenges arising from competitive pressures and increased fuel costs. Demand for commercial aircraft is further influenced by airline industry profitability, trends in airline passenger traffic, by the state of U.S. and world economies and numerous other factors including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy and the level of activity in regulatory changes, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. A future downturn or reduction in demand could have a material adverse effect on the Company’s business.

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

In addition to the aerospace and power generation markets, we sell products and services to customers in the automotive, medical, oil and gas, chemical and petrochemical, pulp and paper, and other general industrial markets. Each of these markets is cyclical in nature. Customer demand for the Company’s products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on the Company’s business.

Our business is dependent on a small number of customers.

A substantial portion of our business is conducted with a relatively small number of large customers, including General Electric Company, United Technologies Corporation and Rolls Royce plc. General Electric accounted for approximately 11 percent, 17 percent and 17 percent of our total sales for fiscal 2007, 2006 and 2005, respectively. No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls Royce are also considered our key customers. A financial hardship experienced by any one of these three customers, the loss of any of them, or a further reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.

Sales to the military sector constituted approximately 13 percent, 18 percent and 19 percent of our fiscal 2007, 2006 and 2005 sales, respectively. U.S. defense spending is subject to U.S. Congressional appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in defense budgets or military aircraft procurement or delays in funding could adversely affect the Company’s business.

The competitive nature of our business results in significant price concessions to our customers and increased pressure to reduce our costs.

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant long term price concessions to our customers in the aerospace and power generation markets in recent years, and we expect customer pressure for further long term price concessions to continue. Maintenance of our profitability will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, or if we are unable to continue to compete effectively, our business will suffer. Our effectiveness in managing our cost structure will be a key determinator of future profitability and competitiveness.

Our business is dependent on a number of raw materials that are subject to volatility in price and availability.

We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals may be influenced by private or government cartels, changes in world politics, unstable governments in exporting nations and inflation. These metals are required for the alloys used or manufactured in our investment castings, forged products and fasteners segments. In fiscal 2007, we and other industry participants experienced periods of increased delivery times and increased prices for nickel-based and titanium alloys, tool-grade steel and certain other raw materials critical to our business. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased margins or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

Our business is affected by federal rules, regulations and orders applicable to government contractors.

A number of our products are manufactured and sold under U.S. government contracts or subcontracts. Consequently, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consuming of internal resources. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect.

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

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. The Company’s accruals for known environmental liabilities represent our best estimate of the Company’s probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration the Company’s prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants Although recorded liabilities include our best estimate of all probable costs, the Company’s total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether the Company has any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites identified by the Company vary across the spectrum, approximately half of the Company’s sites could be considered at an early stage of the investigation and remediation process. Therefore, the Company’s cost estimates, and its accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of April 1, 2007 may be paid out over the next ten years, the Company anticipates that no individual site will be considered to be material. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

We have been named as a “potentially responsible party” at sites identified by the Environmental Protection Agency and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and similar state statutes. Under CERCLA, and under similar state statutes, potentially responsible parties are jointly and severally liable, and therefore, the Company will continue to be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a potentially responsible party. The Company is a party to various cost-sharing arrangements with other PRPs at certain sites. In addition to PRPs, some of these arrangements involve one or more regulatory agencies. These cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations, and as a consequence, although the Company assumes it will not bear the entire cost at these sites, the assumption is based on these cost sharing arrangements and on an assessment of the likelihood that such parties will fulfill their obligations at such sites. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs, who may be jointly and severally liable. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other potentially responsible parties. It is also possible that we will be designated a potentially responsible party at additional sites in the future.

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

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2007, approximately 21 percent of our total sales were attributable to our non-U.S. subsidiaries, in 2006, approximately 15 percent and in 2005, approximately 16 percent. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

Two rating agencies, Moody’s and Standard & Poor’s (S&P), rate our debt securities. S&P maintained our debt rating and Moody’s upgraded our debt rating during fiscal 2007. However, if the rating agencies were to reduce their current ratings, our interest expense would increase and the instruments governing our indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or our ability to take advantage of potential business opportunities. These modifications also could require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.

Our business involves risks associated with complex manufacturing processes.

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our businesses requires us continuously to implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns and increased costs. Any disruption of operations at our facilities due to equipment failures or process interruptions could have a material adverse effect on our business.

If our relations with our union employees were to deteriorate, we could be faced with labor shortages, disruptions or stoppages, which could adversely affect our business and reduce our operating margins and income.

Our operations rely heavily on maintaining good relations with our employees, and any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 17 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate two collective bargaining agreements affecting approximately 2 percent of the workforce during fiscal 2008. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

We are subject to litigation including product warranty and product liability risks that could adversely affect our operating results.

We produce many critical parts for commercial and military aircraft. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture our parts to strict contractually-established standards and tolerances using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to product warranty costs and claims. These costs are generally not insured. We are parties to legal proceedings and other contingencies, the outcomes of which cannot be predicted with certainty. We estimate material loss contingencies and establish reserves based on our analysis of the contingencies in accordance with GAAP. Developments in the legal proceedings may affect our assessment and estimates recorded as a liability or reserve and could result in an adverse effect on our results of operations in the period in which a liability would be recognized. See Item 3. “Legal Proceedings” in this Form 10-K.

We could be required to make additional contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.

Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Our results of operations, liquidity or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability or changes in employee workforce assumptions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	30,948	—	30,948
Foreign	—	—	—	—
Investment Cast Products
Domestic	49	714,820	2,839,776	3,554,596
Foreign	7	174,006	372,960	546,966
Forged Products
Domestic	22	303,496	5,369,260	5,672,756
Foreign	18	291,534	1,318,527	1,610,061
Fastener Products
Domestic	36	1,130,819	2,120,850	3,251,669
Foreign	21	493,207	820,232	1,313,439
Discontinued Operations
Domestic	4	38,289	143,532	181,821
Foreign	1	150,000	—	150,000
Total Company
Domestic	113	2,218,372	10,473,418	12,691,790
Foreign	47	1,108,747	2,511,719	3,620,466

Total	160	3,327,119	12,985,137	16,312,256

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

Various claims and lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will have not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT(a)

Name	Officer Since	Age	Position Held With the Registrant
Mark Donegan	(b) 1992	50	Chairman and Chief Executive Officer
William D. Larsson	(c) 1980	61	Senior Vice President and Chief Financial Officer and Assistant Secretary
Ross M. Lienhart	(d) 2004	54	Senior Vice President and President-Large Structurals Casting Operations
Steven G. Hackett	(e) 2004	50	Executive Vice President and President-Fastener Products
Dennis L. Konkol	(f) 2004	48	Senior Vice President and President-Industrial Products
Christopher L. Ayers	(g) 2005	40	Executive Vice President and President-Forged Products
Kenneth D. Buck	(h) 2005	47	Senior Vice President and President-PCC Airfoils
Roger A. Cooke	(i) 2000	58	Vice President-Regulatory and Legal Affairs and Secretary
Shawn R. Hagel	(j) 1997	41	Vice President, Corporate Controller and Assistant Secretary
Geoffrey A. Hawkes	(k) 1999	48	Vice President, Treasurer and Assistant Secretary
Mark R. Roskopf	(l) 1999	45	Vice President-Corporate Taxes and Assistant Secretary
Byron J. Gaddis	(m) 2000	50	Vice President and Chief Information Officer
Kirk G. Pulley	(n) 2004	38	Vice President-Strategic Planning and Corporate Development
Joseph I. Snowden	(o) 2006	50	Senior Vice President and President-Special Metals Corporation
Kenneth A. Koncilja	(p) 2006	49	Vice President-Internal Audit
John W. Ericksen	(q) 2006	45	Senior Vice President and President-Small Structurals Casting Operations

(a)	The above information is reported as of April 1, 2007. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.
(b)	Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President-Wyman-Gordon in 1999. Previously served as President-PCC Structurals.
(c)	Elected Senior Vice President and Assistant Secretary in 2000.
(d)	Elected Senior Vice President and President-Large Structurals Casting Operations in 2006. Previously served as Senior Vice President and President-PCC Structurals.
(e)	Elected Senior Vice President and President-Fastener Products Division in 2004. Previously, he was Vice President in charge of PCC Structurals’ small structural business operations.
(f)	Elected Senior Vice President and President-Industrial Products Division in 2004. He was named President of PCC’s Industrial Products business in March 2003. Previously, he was President of J&L Fiber Services.
(g)	Elected Executive Vice President and President-Forged Products in 2006. Previously served as Senior Vice President and President-Wyman-Gordon in 2005. Prior to 2005, he served as the President of Wyman-Gordon Forgings West.
(h)	Elected Senior Vice President and President-PCC Airfoils in 2005. Previously served as the President of PCC Airfoils and Vice President and General Manager of the Minerva Plant.
(i)	Elected Vice President-Regulatory and Legal Affairs and Secretary in 2000.
(j)	Elected Corporate Controller and Assistant Secretary in 1997 and Vice President in 2000.
(k)	Elected Treasurer and Assistant Secretary in 1999 and Vice President in 2000.
(l)	Elected Director of Corporate Taxes and Assistant Secretary in 1999 and Vice President-Corporate Taxes in 2000.
(m)	Elected Chief Information Officer and Vice President in 2000.
(n)	Elected Vice President-Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.
(o)	Elected Senior Vice President and President-Special Metals Corporation in 2006. Previously served as President of Specialty Material and Alloys Group.
(p)	Elected Vice President-Internal Audit in 2006. Prior to joining PCC, he held various executive positions in internal audit and corporate financial reporting at American Axle & Manufacturing.
(q)	Elected Senior Vice President and President-Small Structurals Casting Operations in 2006. Previously served as Vice President-Corporate Organizational Development since May 2006 and President-Wyman-Gordon Forgings East.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 1, 2007, there were 7,075 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. For information concerning the quarterly high and low closing prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

Return to Shareholders Performance Graph

The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2002 in the Company’s common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends. In addition, information has been adjusted to reflect the two-for-one stock split effective in September 2005.

MEASUREMENT PERIOD

(by fiscal year)

	2002	2003	2004	2005	2006	2007
S&P 500	100.0	75.24	100.03	107.76	121.19	135.53
S&P 500 Aerospace & Defense	100.0	67.03	93.25	119.29	146.89	170.47
Precision Castparts Corp.	100.0	67.62	122.47	216.78	339.60	595.84

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (1)

(Unaudited) (In millions, except employee, shareholder and per share data)	2007	2006	2005	2004	2003
Net sales	$5,361.2	$3,518.4	$2,900.0	$1,899.3	$1,796.8
Net income (loss):
Continuing operations	$614.7	$349.7	$243.2	$127.1	$149.2
Net income (loss)	$633.1	$350.6	$(1.7)	$117.9	$124.3
Return on sales from continuing operations	11.5%	9.9%	8.4%	6.7%	8.3%
Return on beginning shareholders’ equity from continuing operations	28.7%	19.6%	14.2%	12.0%	15.7%
Net income (loss) per common share (basic):
Continuing operations	$4.52	$2.62	$1.86	$1.13	$1.42
Net income (loss)	$4.66	$2.63	$(0.01)	$1.05	$1.19
Net income (loss) per common share (diluted):
Continuing operations	$4.45	$2.58	$1.83	$1.10	$1.41
Net income (loss)	$4.59	$2.58	$(0.01)	$1.02	$1.17
Weighted average shares of common stock outstanding
Basic	136.0	133.3	130.6	112.8	104.8
Diluted	138.0	135.7	133.0	115.2	106.0
Cash dividends declared per common share (2)	$0.12	$0.105	$0.06	$0.06	$0.06
Working capital	$378.7	$465.4	$433.4	$274.7	$161.1
Total assets	$5,258.7	$3,749.8	$3,625.0	$3,755.5	$2,467.6
Total debt	$873.0	$676.6	$843.0	$1,077.5	$692.1
Total equity	$2,836.2	$2,140.5	$1,780.4	$1,714.6	$1,061.7
Total debt as a percent of total debt and equity	23.5%	24.0%	32.1%	38.6%	39.5%
Book value per share	$20.67	$15.84	$13.45	$13.25	$10.05
Capital expenditures (3)	$223.1	$99.4	$67.6	$68.0	$71.3
Number of employees (4)	20,026	16,040	15,384	16,672	11,866
Number of shareholders of record	7,075	6,564	5,633	5,429	5,685

(1)	All share and per share information has been restated to reflect the 2-for-1 stock split effective September 2005
(2)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters
(3)	Includes capital expenditures of discontinued operations
(4)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share data)

Business overview

Precision Castparts Corp. (“PCC” or the “Company”) completed another very successful year in fiscal 2007, attaining for the third consecutive year record levels of sales, operating income, net income from continuing operations, and earnings per share. These results were principally driven by exceptional performance from Special Metals Corporation (“SMC”) following its acquisition, by continuing strong conditions in PCC’s core aerospace and power generation markets, and by the Company’s never ending focus on cost reduction and operational improvements across all of its businesses. Also, during the year, the Company successfully acquired GSC Foundries, Inc. (“GSC”) and Cherry Aerospace (“Cherry”), two strategically important tuck-in acquisitions for the Investment Cast Products and Fastener Products segments, respectively, and the Company added critical production capacity in its investment casting and forging operations to meet the increasing demand for aerospace products.

On the acquisition front, in May 2006 PCC acquired SMC, a world leader in the production of high-performance nickel-based alloys and super alloys. These alloys are principally used to make forged components that operate under extreme conditions in gas turbines and other critical applications. While SMC currently provides our forging operations with a limited quantity of nickel-based alloys for manufacturing aerospace components, it is expected that this internal supply will grow substantially over time, enabling us to manage our overall value stream more cost effectively from raw material to forged components. In addition, SMC supplies nickel-based alloys to companies other than PCC that serve both aerospace and non-aerospace markets. These non-aerospace markets, which represent approximately 73% of SMC’s sales, provide diversification and additional growth opportunities for PCC. SMC has performed well beyond our initial projections, making rapid progress in improving yields, increasing production volumes, reducing inventories, and leveraging operational efficiencies.

In the fourth quarter of fiscal 2007, PCC completed the acquisitions of GSC and Cherry, both of which fit strategically into our current framework of companies by expanding our product portfolio and market position. GSC will enhance our portfolio of small structural investment casting products, enabling us to produce larger aluminum and smaller steel components than those in our current product line, thereby extending our product reach. Cherry will fill a significant gap in our line of critical aerospace fasteners with its rivets and blind bolts, and will open up potential synergies and economies of scale with our other fastener operations.

Also, during the year, PCC increased manufacturing capacity to support higher demand for aerospace products by completing key large-scale capital expenditure projects, which included the expansion of the titanium facility at PCC Structurals, additional DS furnaces at PCC Airfoils, a second isothermal forging press at Wyman-Gordon, and a GFM rotary forging machine at SMC. These projects, which required approximately $70 million of capital spending during fiscal 2007, will provide approximately $145 million of incremental sales capacity in fiscal 2008. PCC expects fiscal 2008 capital expenditures to approximate fiscal 2007 spending levels, with approximately 30 percent of spending allocated to capacity expansion projects.

PCC has positioned itself on new and expanding aerospace and IGT platforms, and continues to capitalize on its strong foundation across all of its markets. This robust market position, coupled with the Company’s relentless focus on cost reduction and performance improvement, has converged with positive market forces to create an environment for profitable growth. Looking ahead to fiscal 2008 and beyond, we believe the Company will continue to benefit from increases in OEM aircraft build rates, which include new high-content wide-body commercial aircraft models and new military aircraft, and from continuing high aircraft utilization rates. The Company also expects solid growth in demand for

IGT components and extruded pipe products, as well as for other non-aerospace products serving the oil and gas, chemical processing and pollution control industries.

	Fiscal Year		Increase/(Decrease)
	2007	2006	$	%
Net sales	$5,361.2	$3,518.4	$1,842.8	52%
Cost of goods sold	4,051.0	2,714.2	1,336.8	49
Selling and administrative expenses	337.2	247.3	89.9	36
Restructuring and asset impairment	—	2.3	(2.3)	(100)
Interest expense, net	52.2	40.6	11.6	29

Income before income tax and minority interest	920.8	514.0	406.8	79
Income tax expense	304.7	162.7	142.0	87
Minority interest	(1.4)	(1.6)	0.2	(13)

Net income from continuing operations	614.7	349.7	265.0	76
Net income from discontinued operations	18.4	0.9	17.5	1,944

Net income	$633.1	$350.6	$282.5	81%

Net income per share from continuing operations (basic)	$4.52	$2.62	$1.90	73%
Net income per share from discontinued operations (basic)	0.14	0.01	0.13	1300

Net income per share (basic)	$4.66	$2.63	$2.03	77%

Net income per share from continuing operations (diluted)	$4.45	$2.58	$1.87	72%
Net income per share from discontinued operations (diluted)	0.14	—	0.14	N/A

Net income per share (diluted)	$4.59	$2.58	$2.01	78%

	Fiscal Year		Increase/(Decrease)
Sales by Market	2007	2006	$	%
Aerospace	$2,828.4	$2,071.0	$757.4	37%
% of total	53%	59%
Power Generation	1,131.7	641.3	490.4	76
% of total	21%	18%
General Industrial	1,074.6	525.2	549.4	105
% of total	20%	15%
Automotive	326.5	280.9	45.6	16
% of total	6%	8%

Total Sales	$5,361.2	$3,518.4	$1,842.8	52%
% of total	100%	100%

Total sales for fiscal 2007 were $5,361.2 million, an increase of $1,842.8 million, or 52 percent, from fiscal 2006 sales of $3,518.4 million. Total aerospace sales increased 37 percent over fiscal 2006 levels, and decreased from 59 percent of total sales in fiscal 2006 to 53 percent of total sales in fiscal 2007. Power generation sales increased 76 percent over fiscal 2006 levels, and increased from 18 percent of total sales in fiscal 2006 to 21 percent of total sales in fiscal 2007. Sales to the general industrial markets increased 105 percent over the prior year, and increased from 15 percent of total sales in fiscal 2006 to 20 percent of total sales in fiscal 2007. Sales to the automotive market grew by 16 percent, decreasing from 8 percent of total sales in fiscal 2006 to 6 percent of total sales in fiscal 2007. The shift in product mix from aerospace to non-aerospace markets during the year was driven by the acquisition of SMC in May 2006. Approximately 73% of SMC’s sales are to non-aerospace markets, which include oil and gas, chemical processing, and pollution control. The overall increase in sales was principally driven by the addition of 10 months of sales from SMC, and by improving conditions in PCC’s core aerospace and power generation markets. In addition, pass-through pricing of higher material costs increased sales by approximately $393 million this year versus approximately $210 million in fiscal 2006. With regard to growth in the commercial aircraft industry, forecasts from JSA Research as of August 2006 indicate aircraft deliveries are expected to increase approximately 6 percent in calendar year 2007 from calendar year 2006 and are forecast to continue to increase approximately 6 percent in calendar year 2008. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during the second half of fiscal 2006.

Cost of goods sold was $4,051.0 million, or 76 percent of sales, in fiscal 2007 as compared to $2,714.2 million, or 77 percent of sales, in fiscal 2006. The improvement in the year-over-year percentage reflects the impact of leverage from higher sales volume and improved operating efficiencies, partially offset by increased raw material costs in fiscal 2007, primarily nickel and titanium, which have increased approximately 103 percent and 11 percent, respectively, on the London Metals Exchange (Bloomberg) and the TI 6-4 Bulk Weldables Index (metalprices.com), respectively, compared to fiscal 2006.

Selling and administrative expenses were $337.2 million, or 6 percent of sales, in fiscal 2007 compared to $247.3 million, or 7 percent of sales, in fiscal 2006. The improved year-over-year percentage was primarily due to leverage from the higher sales volume.

Net income from continuing operations for fiscal 2007 was $614.7 million, or $4.45 per share (diluted). By comparison, net income from continuing operations for fiscal 2006 was $349.7 million, or $2.58 per share (diluted), which included restructuring and impairment charges totaling $0.01 per share (diluted). Fiscal 2007 net income from continuing operations includes a tax benefit of $11.1 million, or $0.08 per share (diluted), associated with tax refund claims recognized and changes in tax reserves resulting from completed and ongoing audits, compared to a tax benefit of $5.3 million, or $0.04 per share (diluted), in the prior year. Fiscal 2007 net income (including discontinued operations) was $633.1 million, or $4.59 per share (diluted), compared with net income of $350.6 million, or $2.58 per share (diluted) in fiscal 2006. Fiscal 2007 net income includes income of $18.4 million, or $0.14 per share (diluted), from discontinued operations, compared to income of $0.9 million, or no per share impact, in the prior year.

Business acquisitions

Fiscal 2007

On February 23, 2007, PCC acquired the LLC membership interests of Cherry from Acument Global Technologies, Inc. (“Acument”) for $300.4 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. Cherry will fill a gap in our product line of critical aerospace fasteners and will open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset acquisition for tax purposes and operates as part of the Fastener Products segment.

On February 2, 2007, PCC acquired the stock of GSC, a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people, primarily at its operations in Ogden, Utah, in addition to a small location in Saltillo, Mexico. GSC will enhance PCC’s small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset acquisition for tax purposes and operates as part of the Investment Cast Products segment.

On May 25, 2006, PCC completed the acquisition of SMC, a manufacturer of high-performance nickel-based alloys and super alloys. SMC currently provides our forging operations with a limited quantity of nickel-based alloys for manufacturing aerospace components, and it is expected that this internal supply will grow substantially over time. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The transaction was funded through the Company’s credit facilities. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

Fiscal 2006

On January 6, 2006, PCC completed the acquisition of the Shur-Lok Group, which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million in cash. Shur-Lok is a manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line enhances the basket of fastener products the Company can offer to its commercial airframe customers, while increasing market reach into other critical fastener applications. The Shur-Lok acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Fiscal 2005

On March 8, 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation (“AIC”) for approximately $198.3 million in cash. AIC is a manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys. This acquisition enhances PCC’s presence in the aerospace fastener market by expanding the range of fastener products offered to PCC’s aerospace customers. The AIC acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Discontinued operations

The Company’s financial statements were impacted by activities relating to the planned divestiture of a number of PCC’s businesses. These businesses have been accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified.

Fiscal 2007

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

In the first quarter of fiscal 2007, the Company decided to sell the refiner rebuild business of J&L Fiber Services and to close its AFT Composites business. These businesses were reclassified from the former Industrial Products segment (now the Fastener Products segment) to discontinued operations. Both transactions were completed during the third quarter of fiscal 2007.

Fiscal 2005

In the second quarter of fiscal 2005, the Company decided to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One and PCC Eurovalves. The businesses held for sale were reclassified from the Fluid Management Products segment to discontinued operations.

The E/One business was retained and is now included in the Fastener Products segment. The sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005, and PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006. PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill. The remainder of the charge related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less cost to sell. Approximately $240.0 million of the charge was non-cash.

Restructuring, asset impairment and other non-recurring charges

PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets served by the Company. There were no restructuring or asset impairment charges in fiscal 2007. The following restructuring and asset impairment charges were recorded in fiscal 2006 and 2005.

Fiscal 2006

During the third quarter of fiscal 2006, PCC recorded restructuring and asset impairment charges of $2.3 million, which included $1.7 million primarily due to the write down of a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment, and $0.6 million for severance costs associated with headcount reductions related to downsizing the Company’s tooling operation in Ireland. The tax-effected impact of these charges was $1.9 million, or $0.01 per share (diluted).

Fiscal 2005

During the fourth quarter of fiscal 2005, PCC recorded restructuring and asset impairment charges of $1.6 million, principally related to additional costs associated with a business that was closed several years ago. The tax-effected impact of these charges was $1.1 million, or $0.01 per share (diluted).

Subsequent events

On April 3, 2007, PCC acquired the assets of McWilliams Forge Company, Inc. (“McWilliams”), a privately held company headquartered in Rockaway, New Jersey, for $90.5 million in cash. Founded in 1880, McWilliams is a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open- and closed-die forging. McWilliams will operate as part of the Forged Products segment.

During May 2007, the Company amended its $1.0 billion bank revolving credit facility. The amendment, among other things, reduces the facility fee and borrowing spread under the Credit Agreement, extends the maturity date of the Credit Agreement to May 2012, with an option, exercisable by the Company, to request up to two one-year extensions in the maturity date, subject to the approval of each lender, and permits the Company to request increases in the aggregate principal amount available under the Credit Agreement to a maximum of $1.5 billion, subject to the agreement of each lender to increase their respective commitment.

Outlook

The Company expects that the same factors contributing to the success of fiscal 2007 will continue through fiscal 2008. These drivers include continued strength in the aerospace and power generation markets resulting from increases in OEM build rates, continued aftermarket demand and market share gains.

PCC expects fiscal 2008 sales to grow organically by approximately 10-15%, primarily as a result of growth in the commercial aerospace industry, regaining strength in the IGT market, increased manufacturing capacity, and higher prices related to pass through of increased raw material costs. In addition, the Company will benefit from a full year of sales from the businesses acquired in the current year. PCC expects the shift in product mix trend to continue into fiscal 2008, as SMC penetrates further into non-aerospace markets, diversifying the Company’s sales profile.

Operating earnings are expected to benefit from the sales volume increases and continued operating improvements. Operating margin as a percent of sales is also expected to show improvement over fiscal 2007 levels principally due to leverage from higher sales volume and improved operating performance, partially offset by the dilutive impact of increased material pass-through pricing.

The Company will remain active on the acquisition front, particularly with tuck-in acquisitions that provide a strong strategic fit, while at the same time continually assessing the fit of its existing businesses in order to maintain the Company’s strong financial position and competitive profile.

Financial results by segment

PCC analyzes its operating segments in accordance with Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and manages its business across three reportable segments: Investment Cast Products, Forged Products and Fastener Products. Effective in the fourth quarter of fiscal 2007, the former Industrial Products segment was integrated into the Fastener Products segment, and all prior periods have been restated to reflect this change in reportable segments. Segment operating income amounts presented below exclude restructuring and asset impairment charges.

	Fiscal Year			% Increase/(Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales
Investment Cast Products	$1,797.9	$1,609.4	$1,360.6	12%	18%
Forged Products	2,309.5	856.4	625.3	170	37
Fastener Products	1,253.8	1,052.6	914.1	19	15

Consolidated net sales	$5,361.2	$3,518.4	$2,900.0	52%	21%

Segment operating income
Investment Cast Products	$391.5	$321.9	$256.0	22%	26%
% of sales	21.8%	20.0%	18.8%
Forged Products	403.0	107.1	80.2	276	34
% of sales	17.4%	12.5%	12.8%
Fastener Products	265.5	176.9	129.2	50	37
% of sales	21.2%	16.8%	14.1%
Corporate expense	(87.0)	(49.0)	(42.6)	(78)	(15)

Total segment operating income	973.0	556.9	422.8	75%	32%
% of sales	18.1%	15.8%	14.6%
Provision for restructuring and asset impairment	—	2.3	1.6
Interest expense, net	52.2	40.6	56.0

Consolidated income before income taxes and minority interest	$920.8	$514.0	$365.2

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and SMAG. These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Sales by Market
Aerospace	$1,137.9	$1,023.4	$847.7	11%	21%
% of total	63%	64%	62%
Power Generation	409.5	371.8	333.0	10	12
% of total	23%	23%	24%
General Industrial	235.0	196.1	170.2	20	15
% of total	13%	12%	13%
Automotive	15.5	18.1	9.7	(14)	87
% of total	1%	1%	1%

Total Sales	$1,797.9	$1,609.4	$1,360.6	12%	18%
% of total	100%	100%	100%

Operating income	$391.5	$321.9	$256.0	22%	26%
% of sales	21.8%	20.0%	18.8%

Fiscal 2007 compared with fiscal 2006

The Investment Cast Products segment reported fiscal 2007 sales of $1,797.9 million, an increase of 12 percent from the prior year’s sales of $1,609.4 million. The increase in sales reflects growth in the commercial and military aerospace markets, strengthening demand in the aerospace aftermarket businesses, and approximately $7 million of sales from GSC, which was acquired in the fourth quarter. Sales also include approximately $141 million of higher pricing related to pass-through of increased material costs compared to $76 million last year.

Operating income for the Investment Cast Products segment was $391.5 million, or 21.8 percent of sales in fiscal 2007, compared to $321.9 million, or 20.0 percent of sales, in fiscal 2006. The increase in operating income reflects the impact of higher sales volume and improved performance, partially offset by higher raw material costs, primarily nickel and titanium, which have increased approximately 103 percent and 11 percent, respectively, on the London Metals Exchange (Bloomberg) and the TI 6-4 Bulk Weldables Index (metalprices.com), respectively, compared to fiscal 2006. The continued improvement in operating margins as a percent of sales was driven by leverage from the increased sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing. While the majority of the higher material costs were recovered from favorable contract terms that allow for pass-through pricing and protect operating income, they dilute operating income as a percent of sales. Material pass-through pricing diluted operating margins by 1.9 percentage points in fiscal 2007 compared to 1.0 percentage point last year.

The Investment Cast Products segment anticipates higher sales in fiscal 2008, primarily driven by increased demand from commercial aerospace customers and from a full year of sales from GSC. Additional production capacity has been provided at PCC Structurals and PCC Airfoils to accommodate expected growth in fiscal 2008. Operating margins, as a percent of sales, are expected to improve slightly in fiscal 2008 as a result of leverage from the higher sales volume and continued improvements in operating efficiencies, partially offset by the dilution from pass-through pricing.

Fiscal 2006 compared with fiscal 2005

The Investment Cast Products segment reported fiscal 2006 sales of $1,609.4 million and operating income of $321.9 million, or 20.0 percent of sales. Fiscal 2006 sales increased 18 percent from the prior year’s $1,360.6 million, and operating income increased by 26 percent over the prior year’s $256.0 million, or 18.8 percent of sales. The increase in sales reflected market share gains, ramped-up commercial aerospace OEM build schedules and strengthening demand in the aerospace and IGT aftermarket businesses. The increase in operating income principally reflected the impact of the higher sales volume and operating improvements, partially offset by lower selling prices from contractual agreements. In addition, material pass-through pricing for fiscal 2006 contributed $76 million to sales, diluting operating margins by 1.0 percentage points, compared to fiscal 2005 pass-through pricing of $42 million, diluting operating margins by 0.6 percentage points.

Forged Products

The Forged Products segment includes the operations of Wyman-Gordon and SMC, which was acquired in the first quarter of fiscal 2007. These businesses manufacture forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power generation markets, or manufacture nickel and cobalt-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. Forged Products’ sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe for the power generation and the oil and gas industries.

	Fiscal Year			% Increase/(Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Sales by Market
Aerospace	$1,022.5	$579.7	$431.2	76%	34%
% of total	44%	68%	69%
Power Generation	703.4	254.6	166.9	176	53
% of total	30%	30%	27%
General Industrial	525.2	21.6	24.6	n/m	(12)
% of total	23%	2%	4%
Automotive	58.4	0.5	2.6	n/m	(81)
% of total	3%	0%	0%

Total Sales	$2,309.5	$856.4	$625.3	170%	37%
% of total	100%	100%	100%

Operating income	$403.0	$107.1	$80.2	276%	34%
% of sales	17.4%	12.5%	12.8%

Fiscal 2007 compared with fiscal 2006

The Forged Products segment reported fiscal 2007 sales of $2,309.5 million, an increase of 170 percent from the prior year’s sales of $856.4 million. Approximately 84% of the increase in sales compared to the prior year reflects the addition of approximately 10 months of sales from SMC. The remaining increase in year-over-year sales was driven by increased demand for aerospace products, continued penetration into the Asian power generation market, and improving demand in the North American market for extruded pipe. Sales of extruded pipe increased 53 percent year-over-year, from $177.7 million in fiscal 2006 to $272.6 million in fiscal 2007. Fiscal 2007 sales also include approximately $233 million of higher pricing related to pass-through of increased raw material costs, compared to $111 million last year.

Operating income for the Forged Products segment was $403.0 million, or 17.4 percent of sales in fiscal 2007, compared to $107.1 million, or 12.5 percent of sales, in fiscal 2006. Operating income as a percent of sales benefited from increased sales volume of higher margin aircraft turbine components, as well as from the impact of successful cost-reduction initiatives. In addition to continuing improvements from base businesses, SMC exceeded initial projections and rapidly accelerated its progress in improving yields, increasing production volumes and reducing inventories, thereby significantly improving operating margins each quarter in its first 10 months of operation under PCC. As a result of improving margins at SMC, coupled with more modest improvements in the base business, the segment reported operating margins of 14.0% in the first quarter, 16.1% in the second quarter, 17.4% in the third quarter, and 20.3% in the fourth quarter. These improvements were partially offset by higher material costs, primarily nickel and titanium, which have increased approximately 103 percent and 11 percent, respectively, on the London Metals Exchange (Bloomberg) and the TI 6-4 Bulk Weldables Index (metalprices.com), respectively, compared to fiscal 2006. The pass-through of higher raw material costs diluted operating margins by 1.9 percentage points for both fiscal 2007 and fiscal 2006.

Sales in fiscal 2008 within this segment are expected to increase principally due to continuing strength in the commercial aerospace cycle and SMC’s market share gains in non-aerospace markets. We also expect continued growth in extruded pipe sales and regaining strength in the IGT market. Additional production capacity has been provided at Wyman-Gordon and SMC to accommodate expected growth in fiscal 2008. Operating income as a percent of sales for SMC is expected to show continued improvement, although trending at a more moderate pace than the first three quarters of ownership. The segment’s margins will also continue to benefit from the leverage of higher sales volume and further cost reductions, partially offset by the dilution from increased material pass-through pricing.

Fiscal 2006 compared with fiscal 2005

The Forged Products segment reported fiscal 2006 sales of $856.4 million and operating income of $107.1 million, or 12.5 percent of sales. Fiscal 2006 sales increased 37 percent from the prior year’s sales of $625.3 million, and operating income increased by 34 percent over the prior year’s operating income of $80.2 million, or 12.8 percent of sales. The increase in sales was primarily due to increased demand for aerospace products, market share gains and aftermarket growth, as well as continued penetration into the Asian power generation market with higher sales of extruded pipe. Fiscal 2006 sales also included approximately $111 million of higher pricing related to pass-through of increased raw material costs compared to $19 million in fiscal 2005. Operating income as a percent of sales benefited in fiscal 2006 from higher volume, but overall remained flat year-over-year due to higher material costs.

Fastener Products

The Fastener Products segment includes the Aerospace Fasteners and Engineered Fasteners groups. In addition, the segment includes the integration of the former Industrial Products segment, which was effective in the fourth quarter of fiscal 2007. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

	Fiscal Year			% Increase/(Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Sales by Market
Aerospace	$668.0	$467.9	$322.2	43%	45%
% of total	53%	45%	35%
Power Generation	18.8	14.9	10.2	26	46
% of total	2%	1%	1%
General Industrial & Other	314.4	307.5	321.4	2	(4)
% of total	25%	29%	35%
Automotive	252.6	262.3	260.3	(4)	1
% of total	20%	25%	29%

Total Sales	$1,253.8	$1,052.6	$914.1	19%	15%
% of total	100%	100%	100%

Operating income	$265.5	$176.9	$129.2	50%	37%
% of sales	21.2%	16.8%	14.1%

Fiscal 2007 compared with fiscal 2006

The Fastener Products segment reported fiscal 2007 sales of $1,253.8 million, a 19 percent increase from fiscal 2006 sales of $1,052.6 million. The increase in sales resulted from higher sales from the Aerospace Fastener operations, of which approximately $15 million was from the acquisition of Cherry Aerospace in the fourth quarter of fiscal 2007 and approximately $51 million from the acquisition of Shur-Lok in the fourth quarter of fiscal 2006. Sales from the Engineered Fastener and IPG operations demonstrated a slower growth rate at 6 percent year-over-year, principally due to weaker demand from the automotive industry.

Operating income for the Fasteners segment was $265.5 million, or 21.2 percent of sales in fiscal 2007, compared to $176.9 million, or 16.8 percent of sales, in fiscal 2006. The improvement in operating margins reflected leverage from the increased sales volume and higher margin aerospace business, as well as the impact of continued efforts to reduce costs and improve manufacturing processes.

Sales and operating income within the Fastener Products segment are expected to grow during fiscal 2008 as a result of increased sales volume to the aerospace market and a full year of operations from Cherry. Operating income as a percent of sales is also expected to improve due to continuing cost take-outs and leverage from higher sales.

Fiscal 2006 compared with fiscal 2005

The Fastener Products segment reported fiscal 2006 sales of $1,052.6 million and operating income of $176.9 million, or 16.8 percent of sales. Fiscal 2006 sales increased 15 percent from the prior year’s sales of $914.1 million, and operating income increased by 37 percent over the prior year’s operating income of $129.2 million, or 14.1 percent of sales. The increase in sales was due to the addition of AIC, which was acquired in March 2005, and the Shur-Lok Group, which was acquired in January 2006, and the favorable impact of strong aerospace sales, partially offset by weaker demand from the automotive industry. Operating margins, as a percent of sales, benefited from cost take-outs and improved manufacturing processes, as well as increased higher margin aerospace aftermarket business.

Interest and taxes

Net interest expense in fiscal 2007 was $52.2 million, as compared with $40.6 million in fiscal 2006. The higher interest expense is primarily due to higher borrowing levels in fiscal 2007, partially offset by a lower effective interest rate resulting from lower borrowing costs associated with the Company’s commercial paper program.

The effective tax rate for fiscal 2007 was 33.1 percent, compared with 31.7 percent in fiscal 2006. The increase in the fiscal 2007 tax rate was driven by the phase-out of U.S. export incentives, taxes on incremental domestic earnings that are taxed at a higher rate, and decreased tax holiday benefits in foreign jurisdictions (as a percentage of pretax income). The fiscal 2007 effective rate reflects a 1.2 percentage point ($11.1 million) tax benefit from tax audit settlements compared to a 1.0 percentage point ($5.3 million) tax benefit in fiscal 2006.

Liquidity and capital resources

Total assets of $5,258.7 million at April 1, 2007 represented a $1,508.9 million increase from the $3,749.8 million balance at April 2, 2006. This increase was driven by the addition of SMC, GSC and Cherry assets totaling $1,294.7 million and by increased inventories and receivables to support expected revenue growth in the base businesses. Total capitalization at April 1, 2007, was $3,709.2 million, consisting of $873.0 million of debt and $2,836.2 million of equity. The debt-to-capitalization ratio improved to 23.5% at April 1, 2007 from 24.0% at the end of fiscal 2006.

Cash as of April 1, 2007 was $150.4 million, up $90.5 million from the end of fiscal 2006, and total debt increased from $676.6 million (including $14.0 million related to discontinued operations) at April 2, 2006 to $873.0 million at April 1, 2007, for a total increase of $196.4 million. Debt net of cash, which includes borrowings to finance the acquisitions of SMC, GSC and Cherry, increased to $722.6 million at the end of fiscal 2007 from $616.7 million at the end of fiscal 2006, reflecting an increase of $105.9 million. Adjusting this increase in net debt for the $919.2 million of cash paid to acquire SMC, GSC and Cherry, along with FRISA debt that was sold ($17.4 million) and debt that was assumed with the SMC acquisition ($2.8 million), the Company generated $798.7 million of positive net cash flow for the year. This positive net cash flow consisted primarily of $865.5 million from operating activities, $71.7 million from various asset dispositions and business divestitures, $78.2 million from the issuance of common stock and related tax benefit, and $21.6 million related to the effect of exchange rate changes on foreign cash balances, partially offset by capital expenditures of $221.5 million and dividend payments of $16.3 million.

Capital spending of $221.5 million in fiscal 2007 principally provided for equipment maintenance and upgrades, capacity expansion, cost reduction and safety projects. The capital spending plan for fiscal 2008, which is anticipated to approximate spending in fiscal 2007, provides for additional capacity expansion, cost reduction, and equipment maintenance and upgrades throughout the company.

During May 2007, the Company amended its $1.0 billion bank revolving credit facility. The amendment, among other things, reduces the facility fee and borrowing spread under the Credit Agreement, extends the maturity date of the Credit Agreement to May 2012, with an option, exercisable by the Company, to request up to two one-year extensions in the maturity date, subject to the approval of each lender, and permits the Company to request increases in the aggregate principal amount available under the Credit Agreement to a maximum of $1.5 billion, subject to the agreement of each lender to increase their respective commitment.

Management believes that the Company can fund requirements for at least the next 12 months for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

Contractual obligations and commercial commitments

The Company is obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents the Company’s contractual cash obligations as of April 1, 2007 (in millions) and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$489.9	$170.7	$20.2	$54.9	$15.1	$14.7	$214.3
Operating leases	78.4	18.8	16.5	12.2	7.3	4.9	18.7
Interest on fixed-rate debt	103.4	25.3	16.7	15.3	13.5	12.1	20.5
Interest on variable-rate debt(1)	73.7	21.2	21.1	21.0	10.4	—	—

Total	$745.4	$236.0	$74.5	$103.4	$46.3	$31.7	$253.5

(1)	Interest on variable-rate debt is based on current prevailing interest rates.

The table above excludes estimated required cash contributions to the Company’s qualified pension plans totaling approximately $170.5 million over the next five years: $30.2 million in fiscal 2008, $31.0 million in fiscal 2009, $32.0 million in fiscal 2010, $36.8 million in fiscal 2011 and $40.5 million in fiscal 2012. The Company also has benefit payments due under its non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See Note 14 to the Consolidated Financial Statements for additional information.

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

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to the Company’s accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at April 1, 2007 and April 2, 2006 were $74.3 million and $35.5 million, respectively. Generally, the increase in environmental reserves over the last year reflects existing liabilities associated with the Company’s acquisitions, as discussed in Note 3 to the Consolidated Financial Statements, and is not the result of newly discovered environmental liabilities.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarified the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a large obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with FAS 143 and FIN 47, PCC will record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, PCC has identified a known asset retirement obligation associated with environmental contamination at one of its manufacturing facilities. The Company, however, has not recognized a liability under FIN 47 for this retirement obligation because the fair value of remediation at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of this site is not required until production ceases, and the Company has no current or future plans to cease production. This asset retirement obligation, when estimable, is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

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

Recently issued accounting standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective for our fiscal 2008 beginning April 2, 2007. The Company does not expect that the adoption will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and also expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires the Company to recognize in accumulated other comprehensive income (loss), apart from expenses, the actuarial gains and losses and the prior service costs and credits that arise during the period, but that were not recognized as components of net periodic benefit cost of the period pursuant to SFAS No 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS No. 158 does not impact the calculation of net periodic benefit cost. This portion of SFAS No. 158 is effective for the Company for the year ending April 1, 2007. The adoption of SFAS No. 158 resulted in the following impacts: a reduction of $112.4 million in existing prepaid pension costs and intangible assets, the recognition of $64.6 million in accrued pension and postretirement liabilities, and a charge of $177 million ($115.3 million after-tax) to accumulated other comprehensive loss. See Note 14—“Pension and other postretirement benefit plans” for additional information. SFAS No. 158 also requires that an employer measure plan assets and obligations as of the end of the employer’s fiscal year, eliminating the option in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure up to three months prior to the financial statement date. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for PCC’s fiscal year ending March 29, 2009.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

Forward-looking statements

Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, general industrial and automotive cycles; the relative success of the Company’s entry into new markets; competitive pricing; the financial viability of the Company’s significant customers; the availability and cost of energy, materials, supplies, and insurance, the cost of pension and postretirement medical benefits; equipment failures; relations with the Company’s employees; the Company’s ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

Interest Rate Risk

The Company has variable rate debt obligations that expose the Company to interest rate risk. If market interest rates had averaged 10 percent higher than actual levels in fiscal 2007 or 2006, the effect on the Company’s interest expense and net income would not have been material.

Foreign Currency Risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, the Company is exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, the Company had foreign currency hedges in place at April 1, 2007 and April 2, 2006 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of April 1, 2007, from a hypothetical 10 percent adverse change in exchange rates relative to USD, would not have been material.

Material Cost Risk

As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, the Company had entered into long-term supply agreements to fix the purchase price of strategic raw materials at April 1, 2007 and April 2, 2006. In addition, PCC had escalation clauses related to raw material pricing in certain of the Company’s contracts at April 1, 2007 and April 2, 2006. If market rates had averaged 10 percent higher than actual levels in either fiscal 2007 or 2006, the effect on the Company’s cost of sales and net earnings, after considering the effects of these agreements and contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except per share data)	April 1, 2007	April 2, 2006	April 3, 2005
Net sales	$5,361.2	$3,518.4	$2,900.0
Cost of goods sold	4,051.0	2,714.2	2,246.4
Selling and administrative expenses	337.2	247.3	230.8
Restructuring and asset impairment	—	2.3	1.6
Interest expense, net	52.2	40.6	56.0

Income before income tax and minority interest	920.8	514.0	365.2
Income tax expense	304.7	162.7	120.7
Minority interest	(1.4)	(1.6)	(1.3)

Net income from continuing operations	614.7	349.7	243.2
Net income (loss) from discontinued operations	18.4	0.9	(244.9)

Net income (loss)	$633.1	$350.6	$(1.7)

Net income per share from continuing operations (basic)	$4.52	$2.62	$1.86
Net income (loss) per share from discontinued operations (basic)	0.14	0.01	(1.87)

Net income (loss) per share (basic)	$4.66	$2.63	$(0.01)

Net income per share from continuing operations (diluted)	$4.45	$2.58	$1.83
Net income (loss) per share from discontinued operations (diluted)	0.14	—	(1.84)

Net income (loss) per share (diluted)	$4.59	$2.58	$(0.01)

Average common shares outstanding:
Basic	136.0	133.3	130.6

Diluted	138.0	135.7	133.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	April 1, 2007	April 2, 2006
Assets
Current assets:
Cash and cash equivalents	$150.4	$59.9
Receivables, net of reserves of $7.4 in 2007 and $6.1 in 2006	847.7	495.4
Inventories	876.2	557.0
Prepaid expenses	22.9	28.6
Deferred income taxes	109.0	65.2
Discontinued operations	30.7	27.7

Total current assets	2,036.9	1,233.8

Property, plant and equipment:
Land	60.0	34.5
Buildings and improvements	297.0	234.7
Machinery and equipment	1,272.5	1,001.5
Construction in progress	131.6	46.6

	1,761.1	1,317.3
Accumulated depreciation	(759.9)	(645.7)

Net property, plant and equipment	1,001.2	671.6

Goodwill	2,088.8	1,655.3
Acquired intangible assets, net	10.8	4.5
Other assets	117.1	152.2
Discontinued operations	3.9	32.4

	$5,258.7	$3,749.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$383.1	$47.5
Long-term debt currently due	170.7	21.3
Accounts payable	580.5	365.3
Accrued liabilities	435.9	283.4
Income taxes payable	67.1	33.1
Discontinued operations	20.9	17.8

Total current liabilities	1,658.2	768.4

Long-term debt	319.2	593.8
Deferred income taxes	26.7	4.2
Pension and other postretirement benefit obligations	320.5	174.9
Other long-term liabilities	94.5	49.8
Discontinued operations	3.4	18.2
Commitments and contingencies (See Notes)	—	—
Shareholders’ equity:
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 137,208,948 and 135,133,263 shares in 2007 and 2006	137.2	135.1
Paid-in capital	878.5	780.2
Retained earnings	1,903.2	1,290.5
Accumulated other comprehensive loss	(82.7)	(65.3)

Total shareholders’ equity	2,836.2	2,140.5

	$5,258.7	$3,749.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	April 1, 2007	April 2, 2006	April 3, 2005
Operating Activities
Net income (loss)	$633.1	$350.6	$(1.7)
Net (income) loss from discontinued operations	(18.4)	(0.9)	244.9
Non-cash items included in net income (loss):
Depreciation and amortization	112.5	96.4	94.0
Deferred income taxes	17.3	31.3	6.5
Stock-based compensation expense	26.8	—	—
Excess tax benefits on equity instruments issued under share-based payment arrangements	(28.9)	—	—
Tax benefit from stock option exercises	—	27.8	16.0
Impairment of long-lived assets	—	1.7	—
Other non-cash adjustments	—	1.3	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(147.3)	(81.9)	(31.3)
Inventories	105.3	(27.4)	(48.0)
Other current assets	(2.3)	(1.9)	18.5
Payables, accruals and current taxes	201.8	(21.0)	125.6
Retirement benefit obligations	16.4	(132.4)	(32.7)
Other non-current assets and liabilities	(48.4)	(14.3)	(27.1)
Net cash (used) provided by operating activities of discontinued operations	(2.4)	1.5	(8.2)

Net cash provided by operating activities	865.5	230.8	356.5

Investing Activities
Acquisitions of businesses	(919.2)	(115.5)	(192.1)
Capital expenditures	(221.5)	(97.5)	(60.8)
Dispositions of businesses and other	71.7	30.7	174.2
Net cash used by investing activities of discontinued operations	(1.6)	(1.9)	(6.8)

Net cash used by investing activities	(1,070.6)	(184.2)	(85.5)

Financing Activities
Net change in short-term borrowings	335.4	47.5	(5.8)
Net change in long-term debt	(127.1)	(212.4)	(223.9)
Common stock issued	49.3	47.9	41.2
Excess tax benefits on equity instruments issued under share-based payment arrangements	28.9	—	—
Cash dividends	(16.3)	(11.9)	(7.7)
Other	1.1	(1.4)	0.6
Net cash provided (used) by financing activities of discontinued operations	2.7	(1.5)	(4.9)

Net cash provided (used) by financing activities	274.0	(131.8)	(200.5)

Effect of exchange rate changes on cash and cash equivalents	21.6	(8.8)	3.1

Net increase (decrease) in cash and cash equivalents	90.5	(94.0)	73.6
Cash and cash equivalents at beginning of year	59.9	153.9	80.3

Cash and cash equivalents at end of year	$150.4	$59.9	$153.9

Supplemental Disclosures
Cash paid during the year for:
Interest	$59.2	$43.5	$59.4
Income taxes, net of refunds received	$203.2	$151.1	$35.5
Non-cash investing and financing activity:
Debt assumed in connection with business acquisition	$2.8	$—	$—
Dividends declared but not paid	$4.1	$4.1	$2.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Comprehensive Income/(Loss)
(In millions)	Shares	Amount
Balance at March 28, 2004	64.7	$64.7	$717.7	$961.2	$(29.0)
Common stock issued pursuant to stock plans	1.5	1.5	55.7	—	—
Cash dividends ($0.12 per share, pre-split)	—	—	—	(7.7)	—
Net loss	—	—	—	(1.7)	—	$(1.7)
Unrealized translation adjustments	—	—	—	—	23.9	23.9
Unrecognized gains (losses) on derivatives, net of $0.4 tax:
Periodic revaluations	—	—	—	—	1.0	1.0
Reclassified to income	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment, net of $4.2 tax	—	—	—	—	(6.6)	(6.6)

Balance at April 3, 2005	66.2	66.2	773.4	951.8	(11.0)	$16.3

Common stock issued pursuant to stock plans	2.4	2.4	73.4	—	—
2-for-1 common stock split	66.5	66.5	(66.6)
Cash dividends ($0.12 per share, pre-split) (1)	—	—	—	(11.9)	—
Net income	—	—	—	350.6	—	$350.6
Unrealized translation adjustments	—	—	—	—	(33.5)	(33.5)
Unrecognized losses on derivatives, net of $0.4 tax:
Periodic revaluations	—	—	—	—	(0.6)	(0.6)
Reclassified to income	—	—	—	—	(0.8)	(0.8)
Minimum pension liability adjustment, net of $10.9 tax benefit	—	—	—	—	(19.4)	(19.4)

Balance at April 2, 2006	135.1	135.1	780.2	1,290.5	(65.3)	$296.3

Common stock issued pursuant to stock plans	2.1	2.1	47.2	—	—
Stock-based compensation expense	—	—	22.2	—	—
Tax benefit from stock-based compensation	—	—	28.9	—	—
Cash dividends ($0.12 per share)	—	—	—	(20.4)	—
Net income	—	—	—	633.1	—	$633.1
Unrealized translation adjustments	—	—	—	—	68.2	68.2
Unrecognized gains on derivatives, net of $0.3 tax:
Reclassified to income	—	—	—	—	1.2	1.2
Pension and postretirement obligations	—	—	—	—	28.5	28.5
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of tax	—	—	—	—	(115.3)

Balance at April 1, 2007	137.2	$137.2	$878.5	$1,903.2	$(82.7)	$731.0

(1)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters of fiscal 2006.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

(In millions, except option share and per share data)

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Precision Castparts Corp. (“PCC” or the “Company”) and affiliates after elimination of intercompany accounts and transactions. Affiliates include majority-owned subsidiaries and companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under Accounting Principles Generally Accepted in the United States (“GAAP”); subsidiaries and companies are accounted for using the equity method when PCC has a non-controlling ownership interest between twenty and fifty percent; and subsidiaries and companies are accounted for using the cost method when PCC has a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations. PCC’s fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid short-term investments with maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost.

Inventories

All inventories are stated at the lower of cost or current market values. Cost for inventories at the majority of the Company’s operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are 20-40 years for buildings and improvements, 5-15 years for machinery and equipment and 3-5 years for computer hardware and software. Depreciation expense was $108.6 million, $92.5 million and $89.8 million in fiscal 2007, 2006 and 2005, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of operations and were not material. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.

Goodwill and acquired intangible assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames, backlog and long term customer agreements that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill

and Other Intangible Assets.” Goodwill and intangible assets with indefinite lives are tested for impairment at a minimum each fiscal year in the second quarter, or when impairment indicators exist, using the guidance and criteria described in the standard. This testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value.

Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1-15 years; proprietary technology, 15 years; tradenames, 15 years; long-term customer agreements, 1-2 years; and backlog, 0-1 year.

Long-lived assets

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

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to the Company’s accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at April 1, 2007 and April 2, 2006 were $74.3 million and $35.5 million, respectively. Generally, the increase in environmental reserves over the last year reflects existing liabilities associated with the Company’s acquisitions, as discussed in Note 3 to the Consolidated Financial Statements, and is not the result of newly discovered environmental liabilities.

Foreign currency translation

Assets and liabilities of the Company’s foreign affiliates are translated at current foreign currency exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of shareholders’ equity.

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

The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income or loss) depending on whether the derivative is being used to hedge designated changes in fair value or cash flows.

Derivative financial instruments in place at year end included hedges to cover exposures related to changes in foreign currency exchange rates in certain of the Company’s operations. At April 1, 2007, and April 2, 2006, there was no material off-balance-sheet risk from financial instruments. The Company does not hold or issue financial instruments for trading purposes.

Stock-based compensation

Prior to April 3, 2006, the Company followed the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans, which are described more fully in Note 17—Stock-based compensation plans. On April 3, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial results for prior periods.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statement of Operations for fiscal 2007:

April 1, 2007
Cost of good sold	$7.9
Selling, general and administrative	18.9

Stock-based compensation before income taxes	26.8
Income tax benefit	(8.4)

Total stock-based compensation expense after income taxes	$18.4

No stock-based compensation expense was capitalized as of April 1, 2007 as it was not material. As of April 1, 2007, the Company had $44.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 3.5 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for fiscal 2006 and 2005:

	2006	2005
Net income (loss) as reported	$350.6	$(1.7)
Stock-based compensation, net of tax, included in net income as reported	0.1	—
Stock-based compensation, net of tax, as determined under fair value based method for all awards	(12.8)	(9.2)

Pro forma net income (loss)	$337.9	$(10.9)

Net income (loss) per share-basic:
Reported	$2.63	$(0.01)
Pro forma	$2.53	$(0.08)

Net income (loss) per share-diluted:
Reported	$2.58	$(0.01)
Pro forma	$2.49	$(0.08)

The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2007	2006	2005
Stock option plans:
Risk-free interest rate	4.5%	4.9%	4.0%
Expected dividend yield	0.1%	0.2%	0.2%
Expected volatility	35.8%	35.4%	38.8%
Expected life (in years)	2.7 – 4.4	2.7 – 4.4	5
Employee Stock Purchase Plan:
Risk-free interest rate	4.9%	4.9%	4.0%
Expected dividend yield	0.1%	0.2%	0.2%
Expected volatility	35.8%	35.4%	38.8%
Expected life (in years)	1.0	0.9	0.9

The Company uses the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate and uses 10-year historical volatility as the expected volatility. The Company’s determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2007	2006	2005
Stock option plans:
Grant date fair value per share	$24.47	$15.96	$11.95
Total fair value of awards granted	$38.6	$22.8	$24.0
Total intrinsic value of options exercised	$94.9	$83.1	$45.3
Employee Stock Purchase Plan:
Grant date fair value per share	$13.97	$8.54	$5.99
Total fair value	$4.6	$3.7	$2.5

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

Pension and Other Postretirement Benefit Plans

The Company sponsors various pension plans covering substantially all employees. The Company also provides postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. The liabilities and net periodic cost of our pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend (rate of growth for medical costs). For the U.S. plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA or higher that match the Company’s pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx long-term bond index was used as the basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal year 2007, 2006 and 2005, the Company made voluntary contributions to pension plans totaling $19.6 million, $151.9 million and $60.0 million, respectively.

Effective April 1, 2007, PCC adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income (loss) in the period in which they occur. See Note 14—“Pension and other postretirement benefit plans,” for more information.

Earnings per share

Earnings per share is computed in accordance with SFAS No.128, “Earnings Per Share.”

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Recently issued accounting standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective for our fiscal 2008 beginning April 2, 2007. The Company does not expect that the adoption will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and also expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize an asset or liability for the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires the Company to recognize in accumulated other comprehensive income (loss), apart from expenses, the actuarial gains and losses and the prior service costs and credits that arise during the period, but that were not recognized as components of net periodic benefit cost of the period pursuant to SFAS No 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS No. 158 does not impact the calculation of net periodic benefit cost. This portion of SFAS No. 158 is effective for the Company for the year ended April 1, 2007. The adoption of SFAS No. 158 resulted in the following impacts: a reduction of $112.4 million in existing prepaid pension costs and intangible assets, the recognition of $64.6 million in accrued pension and postretirement liabilities, and a charge of $177 million ($115.3 million after-tax) to accumulated other comprehensive loss. See Note 14—“Pension and other postretirement benefit plans” for additional information. SFAS No. 158 also requires that an employer measure plan assets and obligations as of the end of the employer’s fiscal year, eliminating the option in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure up to three months prior to the financial statement date. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for PCC’s fiscal year ending March 29, 2009.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

3. Business acquisitions

The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Operations since the acquisition dates.

Fiscal 2007

On February 23, 2007, PCC acquired the LLC membership interests of Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”) for $300.4 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. Cherry will fill a gap in our product line of critical aerospace fasteners and will open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset acquisition for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $249.8 million of goodwill, which is deductible for tax purposes.

On February 2, 2007, PCC acquired the stock of GSC Foundries, Inc. (“GSC”), a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people at its operations in Ogden, Utah, and Saltillo, Mexico. GSC will enhance PCC’s small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset acquisition for tax purposes and operates as part of the Investment Cast Products segment. This transaction resulted in $53.8 million of goodwill, which is deductible for tax purposes.

On May 25, 2006, PCC completed the acquisition of Special Metals Corporation (“SMC”), a manufacturer of high-performance nickel-based alloys and super alloys. SMC currently provides our forging operations with a limited quantity of nickel-based alloys for manufacturing aerospace components, and it is expected that this internal supply will grow substantially over time. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The transaction was funded through the Company’s credit facilities. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

PCC is in the process of finalizing the allocation of the purchase price to certain contingent liabilities as of April 1, 2007; thus, the allocation shown below is preliminary and subject to further refinement as analyses are completed.

May 25, 2006
Current assets	$620.9
Property, plant and equipment	166.1
Goodwill	112.5
Intangible assets	5.5
Other assets	14.3

Total assets acquired	919.3

Notes payable and current portion long-term debt	1.2
Accounts payable and other current liabilities	227.5
Long-term debt	1.6
Other long-term liabilities	140.9

Total liabilities assumed	371.2

Net assets acquired	$548.1

The operating results for SMC, GSC and Cherry have been included in the Company’s consolidated statement of operations since the closing date of each acquisition. The following pro forma information presents a summary of the results of operations of the Company assuming the fiscal 2007 acquisitions had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

Fiscal	2007	2006
Net sales	$5,631.6	$4,640.2
Net income	$650.3	$392.9
Net income per share—basic	$4.78	$2.95
Net income per share—diluted	$4.71	$2.90

Fiscal 2006

On January 6, 2006, PCC completed the acquisition of the Shur-Lok Group (“Shur-Lok”), which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million in cash. Shur-Lok is a manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line significantly enhances the basket of fastener products the Company can offer to its commercial airframe customers, while increasing market reach into other critical fastener applications. The Shur-Lok acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $82.4 million of goodwill, of which $79.4 million is deductible for tax purposes.

Fiscal 2005

In March 2005, PCC acquired 100 percent of the outstanding shares of common stock of Air Industries Corporation (“AIC”), a manufacturer of airframe fasteners, which include bolts, pins, and screws made from titanium and nickel-based alloys. The acquisition of AIC, which was funded with $198.3 million of cash on hand, expands PCC’s manufacturing capabilities and the range of fastener product families the Company can offer to its customers. The AIC acquisition is an asset purchase for stock purposes and operates as part of the Fastener Products segment. Goodwill relating to this transaction of $150.0 million is assigned to the Fastener Product segment and is deductible for tax purposes.

4. Discontinued operations

Fiscal 2007

In the second quarter of fiscal 2007, the Company sold its interest in Wyman-Gordon FRISA to its 50% joint venture partner. PCC received $30.0 million in cash for the sale. In addition, the buyer assumed and subsequently paid off $17.4 million of debt upon closing. At the time of the closing, the joint venture entity operated a manufacturing facility located in Mexico that was engaged in the manufacture of forged products using the ring rolling process. FRISA has been reclassified from the Forged Products segment to discontinued operations.

In the first quarter of fiscal 2007, the Company decided to sell the refiner rebuild business of J&L Fiber Services and to close its AFT Composites business. These businesses have been reclassified from the former Industrial Products segment to discontinued operations. Both transactions were completed by the third quarter of fiscal 2007.

Fiscal 2005

In the second quarter of fiscal 2005, the Company entered into agreements to sell all of the pumps and valves businesses of PCC Flow Technologies, with the exception of E/One and PCC Eurovalves. The businesses held for sale were reclassified to discontinued operations. The sale of the pumps and valves businesses of PCC Flow Technologies was completed in the third quarter of fiscal 2005, and PCC Eurovalves, which is located in The Netherlands, was sold in the third quarter of fiscal 2006. PCC’s decision to sell the pumps and valves businesses in the second quarter of fiscal 2005 resulted in a charge of $245.0 million, of which $219.1 million was associated with the write-down of goodwill. The remainder of the charge related to the write-down of inventory, other amortizable assets and machinery and equipment to fair value less costs to sell. Approximately $240.0 million of the charge was non-cash.

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

Fiscal	2007	2006	2005
Net sales	$52.9	$61.8	$312.5
Cost of goods sold	41.5	51.9	248.2
Selling and administrative expenses	4.9	7.8	49.8
Interest expense	0.5	0.8	1.1

Net income from operations before income taxes	6.0	1.3	13.4
Income tax (benefit) expense	(5.5)	(3.1)	10.8
Minority interest	—	—	(0.3)

Net income from operations	11.5	4.4	2.3
Gain (loss) on disposal, net of tax expense (benefit) of $1.4, $(0.7), and $1.7	6.9	(3.5)	(247.2)

Net income (loss) from discontinued operations	$18.4	$0.9	$(244.9)

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	April 1, 2007	April 2, 2006
Assets of discontinued operations:
Current assets	$30.7	$27.7
Net property, plant and equipment	3.9	30.3
Other assets	—	2.1

	$34.6	$60.1

Liabilities of discontinued operations:
Short-term borrowings	$—	$6.0
Long-term debt currently due	—	2.0
Other current liabilities	20.9	9.8
Long-term debt	—	6.0
Other liabilities	3.4	12.2

	$24.3	$36.0

5. Restructuring, asset impairment and other non-recurring charges

As of April 1, 2007 and April 2, 2006, accrued amounts remaining related to the Company’s restructuring plans amounted to $0.4 million and $2.1 million, respectively.

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

Fiscal 2005

During the fourth quarter of fiscal 2005, PCC recorded provisions for restructuring and impairment of long-lived assets totaling $1.6 million, principally related to additional costs associated with a business within the Investment Cast Products segment that was closed several years prior.

6. Fair value of financial instruments

The fair value of the Company’s long-term fixed rate debt instruments is $474.2 million compared to a book value of $479.5 million at April 1, 2007. At April 2, 2006, the fair value of PCC’s long-term debt instruments was $495.7 million compared to a book value of $499.4 million. The fair value of long-term debt was estimated using the Company’s borrowing rate at year-end for similar types of borrowing arrangements.

7. Concentration of credit risk

Approximately 53 percent, 59 percent and 55 percent of PCC’s business activity was with companies in the aerospace industry in fiscal 2007, 2006 and 2005, respectively, and approximately 11.4 percent, 16.8 percent and 16.6 percent of total sales were to General Electric in fiscal 2007, 2006 and 2005, respectively. Accordingly, PCC is exposed to a concentration of credit risk for this portion of receivables. The Company has long-standing relationships with its aerospace customers and management considers the credit risk to be low.

8. Inventories

Inventories consisted of the following:

	April 1, 2007	April 2, 2006
Finished goods	$178.2	$125.7
Work-in-process	509.9	269.8
Raw materials and supplies	253.0	129.5

	941.1	525.0
LIFO provision	(64.9)	32.0

	$876.2	$557.0

Approximately 93 percent and 90 percent of total inventories were valued on a LIFO basis at April 1, 2007 and April 2, 2006, respectively. The change in the LIFO provision from fiscal 2006 to fiscal 2007 was primarily due to the acquisition of SMC and the significant increase in nickel and other alloy costs during fiscal 2007.

9. Goodwill and acquired intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2007, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the fiscal year ended April 1, 2007, were as follows:

	April 2, 2006	Acquired	Currency translation and other	April 1, 2007
Investment Cast Products	$298.2	$53.8	$2.6	$354.6
Forged Products	507.7	112.5	15.7	635.9
Fastener Products	849.4	249.8	(0.9)	1,098.3

Total	$1,655.3	$416.1	$17.4	$2,088.8

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	April 1, 2007		April 2, 2006
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Patents	$9.0	$2.2	$3.0	$1.2
Proprietary technology	2.3	0.5	2.4	0.4
Tradenames	1.2	0.3	0.8	0.1
Long-term customer agreements	0.2	0.2	0.2	0.2
Backlog	1.5	0.2	—	—

	$14.2	$3.4	$6.4	$1.9

Amortization expense for acquired intangible assets was $1.5 million, $0.7 million and $0.9 million for fiscal 2007, 2006 and 2005, respectively. All of the Company’s acquired intangible assets are subject to amortization. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2008	$2.8
2009	$1.3
2010	$1.2
2011	$0.9
2012	$0.8

10. Accrued liabilities

Accrued liabilities consisted of the following:

	April 1, 2007	April 2, 2006
Salaries and wages payable	$162.3	$120.0
Other accrued liabilities	273.6	163.4

	$435.9	$283.4

11. Financing arrangements

Long-term debt is summarized as follows:

	April 1, 2007	April 2, 2006
5.60% Public notes due fiscal 2014	$200.0	$200.0
6.75% Public notes due fiscal 2008	150.0	150.0
Private notes payable annually through fiscal 2015, 4.04% at April 1, 2007	129.5	149.4
Revolving credit facility due fiscal 2013, 5.38% at April 2, 2006	—	105.5
Other	10.4	10.2

	489.9	615.1
Less: Long-term debt currently due	170.7	21.3

	$319.2	$593.8

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt
2008	$170.7
2009	$20.2
2010	$54.9
2011	$15.1
2012	$14.7
Thereafter	$214.3

Fiscal 2007

During the third quarter of fiscal 2007, the Company began issuing unsecured, short-term Commercial Paper notes (“CP”). Outstanding balances under the CP program totaled $382.9 million as of April 1, 2007, with a weighted average interest rate of approximately 5.4%. The Company may issue CP in an amount not to exceed the amount available to be drawn under its Amended and Restated Credit Agreement, currently $1.0 billion. CP obligations are guaranteed by certain U.S. subsidiaries of the Company, as disclosed in Note 22—Condensed Consolidating Financial Statements.

In connection with the acquisition of SMC in the first quarter of fiscal 2007, the Company increased borrowings under its $1.0 billion revolving credit facility which matures in fiscal 2013. As the Company has the option to pay down and borrow debt under this facility through fiscal 2013, it has classified amounts outstanding as long-term. Outstanding amounts under this facility totaled $105.5 million at April 2, 2006. There were no amounts outstanding as of April 1, 2007, as the CP notes were used to repay outstanding balances under the revolving credit facility during the current period. In May 2007, PCC amended its revolving credit facility, see Note 21, “Subsequent Events” for more information.

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

Also available to the Company is a 364-day Credit and Security Agreement (“Receivable Facility”), under which allowable borrowings are a function of the level of eligible trade accounts receivable, which cannot exceed $150.0 million. As of April 2, 2006, $47.0 million was outstanding under the Receivable Facility and included in short-term borrowings. There was no amount outstanding under this facility at April 1, 2007.

The Credit Facility and Private Notes contain various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The Public Notes also contain various standard financial covenants. The Company’s debt agreements also contain cross default provisions. At April 1, 2007, the Company was in compliance with all restrictive provisions of its loan agreements.

12. Income taxes

Total pre-tax income before minority interest was:

Fiscal	2007	2006	2005
Domestic	$763.4	$452.4	$318.6
Foreign	157.4	61.6	46.6

Total pretax income	$920.8	$514.0	$365.2

The provision for income taxes consisted of the following:

Fiscal	2007	2006	2005
Current taxes:
Federal	$223.2	$129.2	$85.5
Foreign	39.2	14.7	9.9
State	20.5	9.6	7.9

	282.9	153.5	103.3
Change in deferred income taxes	21.8	9.2	17.4

Provision for income taxes	$304.7	$162.7	$120.7

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings and repatriate the earnings only when it is tax efficient to do so. Accordingly, the Company believes that any United States tax on repatriated earnings would be substantially offset by foreign tax credits. As of April 1, 2007, undistributed earnings of international subsidiaries were $597.1 million.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2007	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.8	1.6	1.8
Export sales benefit	(0.7)	(1.4)	(1.4)
Domestic manufacturing deduction	(0.7)	(0.8)	—
Valuation allowance	—	—	0.5
Earnings taxed at different rates	(1.0)	(0.9)	(1.3)
Tax benefit from write-off of intercompany loans	—	—	(1.1)
Reversal of foreign and federal tax reserves no longer required	(1.2)	(1.0)	—
Other	(0.1)	(0.8)	(0.4)

Effective rate	33.1%	31.7%	33.1%

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	April 1, 2007	April 2, 2006
Deferred tax assets arising from:
Expense accruals	$136.7	$66.0
Customer deposits	11.1	6.2
Post-retirement benefits other than pensions	22.7	14.8
Pension accruals	86.9	66.1
Tax loss carryforwards	20.1	27.3
Tax credit carryforwards	2.3	1.1
Inventory reserves	—	19.2
Valuation allowances	(16.0)	(9.2)

Gross deferred tax assets	263.8	191.5

Deferred tax liabilities arising from:
Depreciation/amortization	(125.2)	(101.4)
Goodwill	(48.0)	—
Inventory basis differences	(2.4)	(22.6)
Inventory reserves	(1.5)	—
Foreign operations	(0.3)	(0.3)
Other	(4.1)	(6.2)

Gross deferred tax liabilities	(181.5)	(130.5)

Net deferred tax asset	$82.3	$61.0

At April 1, 2007, the Company had net operating loss and tax credit carryforward benefits of approximately $1.8 million that expire in the fiscal years ending March 2008 through March 2017. For financial reporting purposes, a valuation allowance of $1.8 million was recognized to offset the deferred tax asset relating to those carryforward benefits.

13. Earnings per share

The weighted average number of shares outstanding used to compute earnings per share is as follows:

	2007	2006	2005
Weighted average shares outstanding-basic	136.0	133.3	130.6
Effect of dilutive stock options and stock purchases under the employee stock purchase plan	2.0	2.4	2.4

Weighted average shares outstanding-diluted	138.0	135.7	133.0

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

Options to purchase 0.6 million, 0.6 million and 0.8 million shares of common stock were outstanding during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

14. Pension and other postretirement benefit plans

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

The adoption of SFAS No. 158 resulted in the following impacts: a reduction of $112.4 million in existing prepaid pension costs and intangible assets, the recognition of $64.6 million in accrued pension and postretirement liabilities, and a charge of $177 million ($115.3 million after-tax) to accumulated other comprehensive loss. See table “Change due to SFAS 158 at April 1, 2007” for details of these impacts.

In connection with the Cherry acquisition, the Company will establish a new defined benefit plan for Cherry employees. Such plan had not yet been established at year end as the former owners of Cherry are still determining the amount of assets and projected benefit obligation associated with Cherry employees who will continue employment with the Company. As outlined under the terms of the acquisition agreement, the Company will receive plan assets equal to the projected benefit obligation for Cherry employees continuing with the Company, determined as of the closing date, adjusted for investment earnings and benefit payments between the closing date and the date of transfer.

Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2007	2006	2007	2006
Change in plan assets:
Beginning fair value of plan assets	$1,018.7	$869.7	$0.4	$0.4
Actual return on plan assets	102.5	56.4	—	—
Business acquisition	165.7	—	—	—
Business disposition	—	(9.1)	—	—
Company contributions	39.0	171.5	15.9	8.4
Plan participants’ contributions	3.9	3.1	—	—
Benefits paid	(59.1)	(50.5)	(13.4)	(8.4)
Exchange rate and other	48.0	(22.4)	—	—

Ending fair value of plan assets	$1,318.7	$1,018.7	$2.9	$0.4

Change in projected benefit obligations:
Beginning projected benefit obligations	$1,198.8	$1,118.1	$65.2	$71.0
Service cost	34.8	27.9	1.0	0.3
Interest cost	70.8	59.0	6.4	3.9
Plan participants’ contributions	3.9	3.1	—	—
Amendments	8.1	—	—	—
Business acquisition	180.3	0.4	82.1	—
Business disposition	—	(11.5)	—	—
Actuarial (gains) losses	(25.1)	82.2	(6.3)	(1.6)
Benefits paid	(59.1)	(50.5)	(13.4)	(8.4)
Exchange rate and other	53.9	(29.9)	—	—

Ending projected pension and postretirement benefit obligations	$1,466.4	$1,198.8	$135.0	$65.2

Funded Status
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(147.6)	$(180.1)	$(132.1)	$(64.8)
Unrecognized net loss	262.3	308.2	7.1	14.6
Unrecognized prior service cost	22.8	16.9	(2.5)	(2.9)
Unrecognized net transition obligation	1.5	1.5	—	—

Net amount recognized	$139.0	$146.5	$(127.5)	$(53.1)

Amounts recognized in the balance sheets:
Before the adoption of SFAS 158
Intangible assets	$20.3	$15.1	$—	$—
Prepaid pension costs	94.6	44.9	—	—
Accrued benefit liability—long term	(90.1)	(74.7)	(127.5)	(53.1)
Accumulated other comprehensive loss	114.2	161.2	—	—

Net amount recognized	$139.0	$146.5	$(127.5)	$(53.1)

After the adoption of SFAS 158
Intangible assets	$2.5	$—	$—	$—
Accrued benefit liability—current	(14.7)	—	(6.8)	—
Accrued benefit liability—long term	(135.4)	—	(125.3)	—

Net amount recognized	$(147.6)	$—	$(132.1)	$—

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$262.3	$—	$7.1	$—
Prior service cost (benefit)	24.3	—	(2.5)	—

Net amount recognized, before tax effect	$286.6	$—	$4.6	$—

The incremental effect of adopting SFAS 158 on individual line items in the Consolidated Statements of Financial Position at April 1, 2007 is shown below:

	Balance Prior to SFAS 158 Adjustments	SFAS 158 Adjustments	Balance After AML & SFAS 158 Adjustments
Change due to SFAS 158 at April 1, 2007
Pension:
Intangible assets	$20.3	$(20.3)	$—
Prepaid pension costs	$94.6	$(92.1)	$2.5
Accrued benefit liability—current	$—	$(14.7)	$(14.7)
Accrued benefit liability—long term	$(90.1)	$(45.3)	$(135.4)

Accumulated other comprehensive loss (before tax)	$114.2	$172.4	$286.6
Deferred tax assets	39.4	60.0	99.4

Accumulated other comprehensive loss (after tax)	$74.8	$112.4	$187.2

Postretirement benefits:
Accrued benefit liability—current	$—	$(6.8)	$(6.8)
Accrued benefit liability—long-term	$(127.5)	$2.2	$(125.3)

Accumulated other comprehensive loss (before tax)	$—	$4.6	$4.6
Deferred tax assets	—	1.7	1.7

Accumulated other comprehensive loss (after tax)	$—	$2.9	$2.9

Components of net periodic pension expense

The net periodic pension cost for the Company’s pension plans consisted of the following components:

Fiscal	2007	2006	2005
Service cost	$35.5	$28.5	$29.7
Interest cost	70.8	59.0	60.1
Expected return on plan assets	(86.1)	(64.8)	(59.7)
Amortization of prior service cost/curtailment gain	2.1	2.1	1.3
Amortization of transition asset	0.2	0.3	0.2
Business acquisition	—	0.1	(3.1)
Unrecognized net actuarial loss	17.7	12.4	11.0

Net periodic pension cost	$40.2	$37.6	$39.5

The net postretirement benefit cost of the Company’s postretirement benefit plans consisted of the following components:

Fiscal	2007	2006	2005
Service cost	$1.0	$0.3	$0.2
Interest cost	6.4	3.9	4.0
Amortization of prior service cost/curtailment gain	(0.4)	(0.4)	(0.1)
Amortization of transition asset	—	1.3	(0.1)
Unrecognized net actuarial loss	1.3	—	—

Net postretirement benefit cost	$8.3	$5.1	$4.0

The expense related to employer contributions to the Company’s 401(k) savings plans was $11.0 million, $8.9 million and $7.5 million in 2007, 2006 and 2005, respectively.

Weighted-average assumptions

The weighted-average assumptions used in determining the pension and postretirement benefit obligations in the Company’s U.S. pension and postretirement plans in fiscal 2007 and 2006 were as follows:

	Pension Benefits		Other Postretirement Benefits
Fiscal	2007	2006	2007	2006
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	3.25%	3.00%	3.25%	—

As of April 1, 2007, the U.S. pension benefit obligation was $792.6 million.

The weighted-average assumptions used in determining the benefit obligations in the Company’s non-U.S. pension plans in 2007 and 2006 were as follows:

	Pension Benefits
Fiscal	2007	2006
Discount rate	5.22%	4.68%
Return on plan assets	3.22%	2.97%

As of April 1, 2007, the non-U.S. pension benefit obligation was $673.8 million.

The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in the Company’s U.S. pension and postretirement plans in fiscal 2007, 2006 and 2005 were as follows:

	Pension Benefits			Other Postretirement Benefits
Fiscal	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	2.00%	—	—
Rate of compensation increase	3.00%	3.00%	3.25%	—	—	—

For the year ended April 1, 2007, the Company’s U.S. net periodic pension cost was $30.9 million.

The weighted-average assumptions used in determining the net periodic benefit cost in the Company’s non-U.S. pension plans in fiscal 2007, 2006 and 2005 were as follows:

	Pension Benefits
Fiscal	2007	2006	2005
Discount rate	5.22%	5.33%	5.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.22%	2.96%	3.00%

For the year ended April 1, 2007, the Company’s non-U.S. net periodic benefit cost was $9.3 million.

A reduction of  1/4 of 1 percent in the discount rate would increase net periodic benefit cost by approximately $2.6 million for the next year.

A reduction of  1/4 of 1 percent in the expected return on assets of would increase net periodic benefit cost by approximately $1.7 million for the next year.

Health care trend rates

The health care cost trend rates used in 2007 and 2006 were as follows:

	Other Postretirement Benefits
Fiscal	2007	2006
Health care cost trend assumed for next year	9.32%	9.06%
Ultimate trend rate	4.50%	4.50%
Year ultimate rate is reached	2015	2014

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on postretirement benefit obligation	$2.1	$(2.0)

Plan Asset Allocations

The Company’s asset allocation strategy is designed to balance the objectives of achieving the expected return on plan assets assumption consistently over the long-term while minimizing the volatility of the plans’ funded status and the Company’s net periodic pension cost. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification.

The table below sets forth the Company’s target asset allocation for 2007 and the actual allocations at December 31, 2006 and 2005:

	Target Allocation 2007	Actual Allocation 12/31/2006	Actual Allocation 12/31/2005
Equity	30-50%	39%	44%
Fixed Income	20-40%	30%	25%
Real Estate	0-2%	0%	1%
Other	15-35%	26%	25%
Cash	3-5%	5%	5%

Total		100%	100%

The Company expects to contribute approximately $74.7 million to the defined benefit pension plans during fiscal year 2008, of which approximately $58.0 million is voluntary. The Company expects to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2008.

Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal year	Pension Benefits	Other Postretirement Benefits
2008	$71.2	$11.2
2009	62.5	11.0
2010	72.1	10.8
2011	72.6	10.7
2012	69.8	10.2
2013-2016	394.8	47.4

	$743.0	$101.3

15. Commitments and contingencies

The Company leases certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at April 1, 2007 are as follows:

Fiscal year
2008	$18.8
2009	16.5
2010	12.2
2011	7.3
2012	4.9
Thereafter	18.7

$78.4

Total rent expense for all operating leases was $21.3 million, $21.0 million and $21.4 million for fiscal 2007, 2006 and 2005, respectively.

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on PCC’s consolidated financial position, results of operations, cash flows or business.

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship over various time periods. The warranty accrual as of April 1, 2007 and April 2, 2006, and the change in the accrual for fiscal 2007, is not material to the Company’s consolidated financial position, results of operations or cash flows.

In connection with certain transactions, primarily divestitures, the Company may provide routine indemnifications (e.g., retention of previously existing environmental and tax liabilities) with terms that range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, the Company has not historically made significant payments for these indemnifications.

16. Shareholders’ equity

Authorized shares of common stock without par value consisted of 450.0 million shares at April 1, 2007 and 300.0 million shares at April 2, 2006 and April 3, 2005. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at April 1, 2007, April 2, 2006 and April 3, 2005.

17. Stock-based compensation plans

On April 2, 2006, PCC adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. PCC has elected the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated the financial statements for prior periods. The Company also adopted FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under FSP 123(R)-3, the Company elected not to use the short-cut method for determining the historical pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock option plans

PCC has stock incentive plans for certain officers, key salaried employees and directors under three plans: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 25,192,000 shares. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and sale of restricted stock. The Compensation Committee of the Board of Directors determines awards under the officer and employee stock incentive plans. To date, all awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other exercise terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized for fiscal year 2007 was approximately $17.3 million.

Employee stock purchase plan

PCC has an Employee Stock Purchase Plan (“ESPP”) whereby the Company is authorized to issue shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings withheld to purchase the Company’s common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized for fiscal year 2007 was approximately $4.6 million.

Deferred compensation plan

The Company has a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. The Company’s promise to pay amounts deferred under this plan is an unsecured obligation. Balances at April 1, 2007 and April 2, 2006 of approximately $59.1 million and $49.4 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.

One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made in either cash or shares of PCC common stock, at the individual’s election. PCC accounts for the Phantom Stock Units as a liability award. The expense is calculated based on the current fair value and the liability associated with the deferred compensation is adjusted accordingly. Total expense recognized for fiscal year 2007 was approximately $4.6 million.

Deferred stock unit award

The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $100,000 divided by the closing price of the Company’s common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. On each dividend payment date, the director will receive additional whole or fractional DSUs in an amount equal to the value of the dividends that would have been paid on the stock underlying the DSUs divided by the closing stock price on the dividend payment date. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized for the year ended April 1, 2007 was approximately $0.3 million.

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

The total amount of cash received from the exercise of stock options in the year ended April 1, 2007 was $31.6 million and the related tax benefit was $31.5 million.

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2008 to fiscal 2017. At April 1, 2007, approximately 4,198,000 stock incentive plan shares were available for future grants.

There were approximately 345,000 shares issued under the ESPP during the year ended April 1, 2007. There were approximately 2,022,000 shares available for future issuances at April 1, 2007.

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 2, 2006	6,223,000	$26.29
Granted	1,593,000	70.49
Exercised	(1,731,000)	18.20
Forfeited or expired	(158,000)	43.02

Outstanding at April 1, 2007	5,927,000	$40.05	7.67	$181.6

Vested or expected to vest (1)	5,054,000	$37.71	7.48	$166.3

Exercisable at April 1, 2007	2,132,000	$21.25	6.03	$104.8

(1)	Represents outstanding options reduced by expected forfeitures

18. Accumulated comprehensive income (loss)

Comprehensive income (loss) is the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

Fiscal	April 1, 2007	April 2, 2006
Cumulative unrealized foreign currency translation gains	$107.0	$38.8
Pension and postretirement obligations	(190.1)	(103.3)
Unrecognized gain (loss) on derivatives	0.4	(0.8)

Accumulated comprehensive loss	$(82.7)	$(65.3)

19. Derivatives and hedging activities

Derivative financial instruments are to be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income/(loss)) depending on whether the derivative is being used to hedge changes in fair value or cash flows.

The $0.4 million gain relating to derivative activity in accumulated comprehensive income/(loss) at April 1, 2007, is expected to be transferred to net earnings over the period when the forecasted transactions actually occur. As of April 1, 2007, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is eighteen months. No material gains or losses due to ineffectiveness were recognized in fiscal 2007.

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

Cash flow hedges

The Company has variable rate debt obligations that expose the Company to interest rate risk. The Company has exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in other comprehensive income/(loss). The gains and losses on cash flow hedge transactions that are reported in other comprehensive income/(loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for fiscal 2007, are recognized in current period earnings.

The Company has metal and commodity obligations which subject the Company to risk from fluctuations of commodity prices. Prior to the acquisition, SMC had entered into cash flow hedges to fix the price of nickel through fiscal 2007. As of April 1, 2007, no nickel hedges remained.

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

20. Segment information

Information regarding segments is presented in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on the criteria outlined in SFAS 131, the Company’s operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. Effective in the fourth quarter of fiscal 2007, the former Industrial Products segment was integrated into the Fastener Products segment, and all prior periods have been restated to reflect the change in reportable segments. This integration will help drive operating synergies, provide for potential plant consolidations and establish a better overall cost platform.

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and the Specialty Materials and Alloys Group (“SMAG”), which was acquired with SPS in the third quarter of fiscal 2004. These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, industrial gas turbine (“IGT”) engines, airframes, armaments, medical prostheses and other industrial applications.

Forged Products

The Forged Products segment consists of the forging operations of Wyman-Gordon and the nickel-based alloys and super alloy production operations of SMC, acquired in the first quarter of fiscal 2007. The Forged Products segment manufactures forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power generation markets, or manufactures metal alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. Forged Products’ sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe for the power generation and the oil and gas industries.

Fastener Products

The Fastener Products segment includes the Aerospace Fasteners, Engineered Fasteners, and Industrial Products operations. The businesses that comprise this segment primarily produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

The Company’s chief operating decision maker evaluates performance and allocates resources based on revenues, operating income and net assets employed. Operating income amounts discussed below exclude restructuring and asset impairment charges and other (income) expense. The accounting policies of the reportable segments are the same as those described in Note 1—Summary of Significant Accounting Policies. There are no material intersegment sales. Segment results are as follows:

Fiscal	2007	2006	2005
Net sales:
Investment Cast Products	$1,797.9	$1,609.4	$1,360.6
Forged Products	2,309.5	856.4	625.3
Fastener Products	1,253.8	1,052.6	914.1

Consolidated net sales	$5,361.2	$3,518.4	$2,900.0

Segment operating income (loss):
Investment Cast Products	$391.5	$321.9	$256.0
Forged Products	403.0	107.1	80.2
Fastener Products	265.5	176.9	129.2
Corporate expense	(87.0)	(49.0)	(42.6)

Total segment operating income:	973.0	556.9	422.8
Restructuring and impairment	—	2.3	1.6
Interest expense, net	52.2	40.6	56.0

Consolidated income before income taxes and minority interest	$920.8	$514.0	$365.2

Total assets:
Investment Cast Products	$993.6	$866.2	$815.8
Forged Products	1,866.3	905.6	902.8
Fastener Products	1,861.2	1,485.6	1,347.3
Corporate (1)	503.0	432.3	455.5
Discontinued operations	34.6	60.1	103.6

Consolidated total assets	$5,258.7	$3,749.8	$3,625.0

Depreciation and amortization expense:
Investment Cast Products	$31.1	$31.5	$34.6
Forged Products	42.0	29.8	28.4
Fastener Products	35.5	31.8	28.5
Corporate	3.9	3.3	2.5

Consolidated depreciation and amortization expense	$112.5	$96.4	$94.0

Capital expenditures:
Investment Cast Products	$35.7	$28.6	$19.5
Forged Products	116.3	31.3	19.6
Fastener Products	39.8	31.4	19.9
Corporate	29.7	6.2	1.8

Consolidated capital expenditures	$221.5	$97.5	$60.8

(1)	Corporate assets consist principally of accounts receivable, cash and cash equivalents, deferred income taxes and other assets.

Sales to General Electric were 11.4 percent, 16.8 percent and 16.6 percent of total sales in fiscal 2007, 2006 and 2005, respectively, as follows:

Fiscal	2007	2006	2005
Investment Cast Products	$372.3	$384.8	$330.3
Forged Products	212.0	180.6	126.5
Fastener Products	27.5	25.5	25.4

	$611.8	$590.9	$482.2

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

Fiscal	2007	2006	2005
United States	$4,249.0	$2,978.8	$2,426.7
United Kingdom	746.1	364.5	312.3
Other countries	366.1	175.1	161.0

Net sales	$5,361.2	$3,518.4	$2,900.0

United States	$719.1	$576.5	$571.9
United Kingdom	147.0	92.7	91.8
Other countries	123.5	83.9	70.1
Assets of discontinued operations	3.9	30.4	40.9

Total tangible long-lived assets	$993.5	$783.5	$774.7

21. Subsequent events

On April 3, 2007, PCC acquired the assets of McWilliams Forge Company, Inc. (“McWilliams”), a privately held company headquartered in Rockaway, New Jersey, for $90.5 million in cash. Founded in 1880, McWilliams is a manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open- and closed-die forging. McWilliams will operate as part of the Forged Products segment.

During May 2007, the Company amended its $1.0 billion bank revolving credit facility. The amendment, among other things, reduces the facility fee and borrowing spread under the Credit Agreement, extends the maturity date of the Credit Agreement to May 2012, with an option, exercisable by the Company, to request up to two one-year extensions in the maturity date, subject to the approval of each lender, and permits the Company to request increases in the aggregate principal amount available under the Credit Agreement to a maximum of $1.5 billion, subject to the agreement of each lender to increase their respective commitment.

22. Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due fiscal 2008, as well as the Company’s private notes, bank credit facilities and CP. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of April 1, 2007 and April 2, 2006, and income statements and cash flows for the twelve months ended April 1, 2007, April 2, 2006 and April 3, 2005. The Notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Operations

Year Ended April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,269.5	$1,264.0	$(172.3)	$5,361.2
Cost of goods sold	7.9	3,218.8	996.6	(172.3)	4,051.0
Selling and administrative expenses	78.8	182.7	75.7	—	337.2
Other (income) expense	(2.4)	—	2.4	—	—
Interest (income) expense, net	(27.2)	101.8	(22.4)	—	52.2
Equity in earnings of subsidiaries	(649.0)	(26.6)	—	675.6	—

Income (loss) before income tax and minority interest	591.9	792.8	211.7	(675.6)	920.8
Provision for income taxes	(41.2)	299.3	46.6	—	304.7
Minority interest	—	—	(1.4)	—	(1.4)

Net income (loss) from continuing operations	633.1	493.5	163.7	(675.6)	614.7
Net (loss) income from discontinued operations	—	(4.1)	22.5	—	18.4

Net income (loss)	$633.1	$489.4	$186.2	$(675.6)	$633.1

Condensed Consolidating Statements of Operations

Year Ended April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,867.1	$744.2	$(92.9)	$3,518.4
Cost of goods sold	—	2,204.2	602.9	(92.9)	2,714.2
Selling and administrative expenses	48.8	145.3	53.2	—	247.3
Restructuring and impairment	—	1.5	0.8	—	2.3
Other (income) expense	(1.6)	—	1.6	—	—
Interest (income) expense, net	(7.2)	67.0	(19.2)	—	40.6
Equity in earnings of subsidiaries	(378.9)	4.0	—	374.9	—

Income (loss) before income tax and minority interest	338.9	445.1	104.9	(374.9)	514.0
Provision for income taxes	(11.7)	146.6	27.8	—	162.7
Minority interest	—	—	(1.6)	—	(1.6)

Net income (loss) from continuing operations	350.6	298.5	75.5	(374.9)	349.7
Net income from discontinued operations	—	(0.8)	1.7	—	0.9

Net income (loss)	$350.6	$297.7	$77.2	$(374.9)	$350.6

Condensed Consolidating Statements of Operations

Year Ended April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,306.1	$656.1	$(62.2)	$2,900.0
Cost of goods sold	—	1,775.9	532.7	(62.2)	2,246.4
Selling and administrative expenses	42.7	138.5	49.6	—	230.8
Restructuring and impairment	—	1.7	(0.1)	—	1.6
Other (income) expense	(12.1)	—	12.1	—	—
Interest expense (income), net	16.1	50.1	(10.2)	—	56.0
Equity in earnings of subsidiaries	(22.0)	(57.7)	—	79.7	—

(Loss) income before income tax and minority interest	(24.7)	397.6	72.0	(79.7)	365.2
Income tax (benefit) expense	(23.0)	127.8	15.9	—	120.7
Minority interest	—	(0.1)	(1.2)	—	(1.3)

Net (loss) income from continuing operations	(1.7)	269.7	54.9	(79.7)	243.2
Net income (loss) from discontinued operations	—	0.8	(245.7)	—	(244.9)

Net (loss) income	$(1.7)	$270.5	$(190.8)	$(79.7)	$(1.7)

Condensed Consolidating Balance Sheets

April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$18.1	$7.6	$124.7	$—	$150.4
Receivables, net	35.5	686.0	576.6	(450.4)	847.7
Inventories	—	665.7	210.5	—	876.2
Prepaid expenses	4.7	6.9	11.3	—	22.9
Deferred income taxes	7.0	75.8	26.2	—	109.0
Discontinued operations	—	10.8	71.1	(51.2)	30.7

Total current assets	65.3	1,452.8	1,020.4	(501.6)	2,036.9

Property, plant and equipment, net	32.5	695.6	273.1	—	1,001.2
Goodwill	—	1,651.7	437.1	—	2,088.8
Deferred income taxes	47.7	—	10.8	(58.5)	—
Investments in subsidiaries	4,144.6	320.5	—	(4,465.1)	—
Other assets	7.4	16.1	92.8	11.6	127.9
Discontinued operations	—	0.3	3.6	—	3.9

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term borrowings	$382.9	$—	$0.2	$—	$383.1
Long-term debt currently due	169.4	1.1	0.2	—	170.7
Accounts payable	374.9	414.0	293.2	(501.6)	580.5
Accrued liabilities	33.6	318.0	85.4	(1.1)	435.9
Income taxes payable	47.5	—	19.6	—	67.1
Deferred income tax	—	—	—	—	—
Discontinued operations	—	—	20.9	—	20.9

Total current liabilities	1,008.3	733.1	419.5	(502.7)	1,658.2

Long-term debt	310.1	9.0	0.1	—	319.2
Deferred income taxes	—	85.2	—	(58.5)	26.7
Pension and other postretirement benefit obligations	142.9	164.2	13.4	—	320.5
Other long-term liabilities	—	83.4	11.1	—	94.5
Discontinued operations	—	—	3.4	—	3.4
Shareholders’ equity:
Common stock and paid-in capital	1,015.7	2,194.3	1,145.2	(3,339.5)	1,015.7
Retained earnings	1,903.2	934.0	215.5	(1,149.5)	1,903.2
Accumulated other comprehensive income (loss)	(82.7)	(66.2)	29.6	36.6	(82.7)

Total shareholders’ equity	2,836.2	3,062.1	1,390.3	(4,452.4)	2,836.2

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

Condensed Consolidating Balance Sheets

April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$10.6	$—	$49.3	$—	$59.9
Receivables, net	0.7	584.8	348.0	(438.1)	495.4
Inventories	—	429.4	127.6	—	557.0
Prepaid expenses	14.4	3.8	10.4	—	28.6
Deferred income taxes	—	49.2	16.2	(0.2)	65.2
Discontinued operations	—	16.1	51.9	(40.3)	27.7

Total current assets	25.7	1,083.3	603.4	(478.6)	1,233.8

Property, plant and equipment, net	7.8	465.6	198.2	—	671.6
Goodwill	—	1,235.6	419.7	—	1,655.3
Deferred income taxes	20.6	—	20.4	(41.0)	—
Investments in subsidiaries	3,050.6	284.3	—	(3,334.9)	—
Other assets	125.6	16.6	13.6	0.9	156.7
Discontinued operations	—	1.9	31.9	(1.4)	32.4

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

Liabilities and Shareholder’s Equity
Current liabilities:
Short-term borrowings	$—	$—	$47.5	$—	$47.5
Long-term debt currently due	19.9	1.2	0.2	—	21.3
Accounts payable	349.8	384.6	109.3	(478.4)	365.3
Accrued liabilities	21.4	202.8	60.3	(1.1)	283.4
Income taxes payable	22.9	—	10.2	—	33.1
Deferred income tax	0.2	—	—	(0.2)	—
Discontinued operations	—	0.2	17.6	—	17.8

Total current liabilities	414.2	588.8	245.1	(479.7)	768.4

Long-term debt	585.0	8.7	0.1	—	593.8
Deferred income taxes	—	46.6	—	(42.4)	4.2
Pension and other postretirement benefit obligations	90.6	83.0	1.3	—	174.9
Other long-term liabilities	—	34.1	15.7	—	49.8
Discontinued operations	—	—	18.2	—	18.2
Shareholders’ equity:
Common stock and paid-in capital	915.3	1,941.4	977.4	(2,918.8)	915.3
Retained earnings	1,290.5	444.6	29.3	(473.9)	1,290.5
Accumulated other comprehensive income (loss)	(65.3)	(59.9)	0.1	59.8	(65.3)

Total shareholders’ equity	2,140.5	2,326.1	1,006.8	(3,332.9)	2,140.5

	$3,230.3	$3,087.3	$1,287.2	$(3,855.0)	$3,749.8

Condensed Consolidating Statements of Cash Flows

Year Ended April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$319.0	$423.2	$123.3	$—	$865.5

Acquisitions of businesses	(641.6)	(287.0)	9.4	—	(919.2)
Capital expenditures	(29.6)	(155.6)	(36.3)	—	(221.5)
Dispositions of business and other	37.4	28.8	5.5	—	71.7
Net cash used by investing activities of discontinued operations	—	—	(1.6)	—	(1.6)

Net cash used by investing activities	(633.8)	(413.8)	(23.0)	—	(1,070.6)

Net change in long-term debt	(125.4)	(1.8)	0.1	—	(127.1)
Net change in short-term borrowings	382.9	—	(47.5)	—	335.4
Common stock issued	49.3	—	—	—	49.3
Cash dividends	(16.3)	—	—	—	(16.3)
Excess tax benefits on equity instruments issues under share-based payment arrangements	28.9	—	—	—	28.9
Other	2.9	—	(1.8)	—	1.1
Net cash provided by investing activities of discontinued operations	—	—	2.7	—	2.7

Net cash provided (used) provided by financing activities	322.3	(1.8)	(46.5)	—	274.0

Effect of exchange rate changes on cash and cash equivalents	—	—	21.6	—	21.6

Net increase in cash and cash equivalents	7.5	7.6	75.4	—	90.5
Cash and cash equivalents at beginning of year	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of year	$18.1	$7.6	$124.7	$—	$150.4

Condensed Consolidating Statements of Cash Flows

Year Ended April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$187.9	$52.8	$(7.9)	$(2.0)	$230.8

Acquisitions of businesses	(105.2)	—	(10.3)	—	(115.5)
Capital expenditures	(6.2)	(60.6)	(30.7)	—	(97.5)
Dispositions of business and other	26.1	6.5	(1.9)	—	30.7
Net cash used by investing activities of discontinued operations	—	—	(1.9)	—	(1.9)

Net cash used by investing activities	(85.3)	(54.1)	(44.8)	—	(184.2)

Net change in long-term debt	(211.0)	(1.2)	(0.2)	—	(212.4)
Net change in short-term borrowings	—	—	47.5	—	47.5
Common stock issued	47.9	—	—	—	47.9
Cash dividends	(11.9)	—	(2.0)	2.0	(11.9)
Other	(1.4)	—	—	—	(1.4)
Net cash used by financing activities of discontinued operations	—	—	(1.5)	—	(1.5)

Net cash (used) provided by financing activities	(176.4)	(1.2)	43.8	2.0	(131.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8.8)	—	(8.8)

Net decrease in cash and cash equivalents	(73.8)	(2.5)	(17.7)	—	(94.0)
Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$10.6	$—	$49.3	$—	$59.9

Condensed Consolidating Statements of Cash Flows

Year Ended April 3, 2005	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$247.7	$(7.2)	$93.6	$22.4	$356.5

Acquisitions of businesses	—	(190.7)	(1.4)	—	(192.1)
Capital expenditures	(1.8)	(41.7)	(17.3)	—	(60.8)
Investments in subsidiaries	(174.1)	247.0	—	(72.9)	—
Dispositions of business and other	164.2	5.8	4.2	—	174.2
Net cash used by investing activities of discontinued operations	—	(0.4)	(6.4)	—	(6.8)

Net cash (used) provided by investing activities	(11.7)	20.0	(20.9)	(72.9)	(85.5)

Repayment of long-term debt	(221.0)	(0.8)	(2.1)	—	(223.9)
Net change in short-term borrowings	—	—	(5.8)	—	(5.8)
Common stock issued	41.2	—	—	—	41.2
Cash dividends	(7.7)	—	—	—	(7.7)
Other	2.7	(9.5)	(43.1)	50.5	0.6
Net cash used by financing activities of discontinued operations	—	—	(4.9)	—	(4.9)

Net cash (used) provided by financing activities	(184.8)	(10.3)	(55.9)	50.5	(200.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	3.1	—	3.1

Net increase in cash and cash equivalents	51.2	2.5	19.9	—	73.6
Cash and cash equivalents at beginning of year	33.2	—	47.1	—	80.3

Cash and cash equivalents at end of year	$84.4	$2.5	$67.0	$—	$153.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Precision Castparts Corp.:

Portland, Oregon

We have audited the accompanying consolidated balance sheet of Precision Castparts Corp. and subsidiaries (the “Company”) as of April 1, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended April 1, 2007, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements of the Company for the years ended April 2, 2006 and April 3, 2005, before the effects of the retrospective adjustments for operations discontinued by the Company during 2007 discussed in Note 4 and for the change in the segments of the Company discussed in Note 20 to the consolidated financial statements, were audited by other auditors whose report, dated June 14, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of April 1, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 14 to the consolidated financial statements, on April 1, 2007, the Company changed its method of accounting for defined benefit and other postretirement plans upon the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited the retrospective adjustments to the 2006 and 2005 consolidated financial statements for the operations discontinued by the Company during 2007 discussed in Note 4 and for the change in the segments of the Company discussed in Note 20 to the consolidated financial statements. Our procedures included (1) comparing the retrospective adjustment amounts for operations discontinued by the Company during 2007 and the adjustment amounts of the Company’s segment revenues, assets and operating income to the Company’s underlying analyses and (2) testing the mathematical accuracy of the reconciliations of the amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 and 2005 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 and 2005 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Portland, Oregon May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Precision Castparts Corp.:

In our opinion, the consolidated balance sheet as of April 2, 2006 and the related consolidated statements of operations, of shareholders’ equity and of cash flows for each of the two years in the period ended April 2, 2006, before the effects of the adjustments to retrospectively reflect the discontinued operations and the change in the composition of reportable segments described in Notes 4 and 20, present fairly, in all material respects, the financial position of Precision Castparts Corp. and its subsidiaries at April 2, 2006, and the results of their operations and their cash flows for each of the two years in the period ended April 2, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Notes 4 and 20 are not presented herein). In addition, in our opinion, the financial statement schedule, before the effects of the adjustments described above, for the each of the two years in the period ended April 2, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations and the change in the composition of reportable segments described in Notes 4 and 20 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Portland, OR June 14, 2006

Quarterly Financial Information (1, 2)

(Unaudited) (In millions, except per share data) 2007	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
Net sales	$1,112.4	$1,317.7	$1,384.6	$1,546.5
Gross profit	$262.8	$318.3	$334.0	$395.1
Net income:
Continuing operations	$114.5	$142.0	$158.3	$199.9
Discontinued operations	0.6	12.8	0.4	4.6

	$115.1	$154.8	$158.7	$204.5

Net income per share—basic:
Continuing operations	$0.85	$1.05	$1.16	$1.46
Discontinued operations	—	0.09	0.01	0.03

	$0.85	$1.14	$1.17	$1.49

Net income per share—diluted:
Continuing operations	$0.83	$1.03	$1.15	$1.44
Discontinued operations	0.01	0.10	—	0.03

	$0.84	$1.13	$1.15	$1.47

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$67.25	$63.16	$79.71	$104.80
Low	$50.26	$53.34	$62.28	$80.50
End	$59.76	$63.16	$78.28	$104.05

2006	1st Quarter	2nd Quarter	3rd Quarter(5)	4th Quarter
Net sales	$849.5	$869.3	$857.3	$942.3
Gross profit	$192.5	$194.0	$195.7	$222.0
Net income (loss):
Continuing operations	$78.7	$80.3	$91.3	$99.4
Discontinued operations	(1.3)	(1.2)	2.4	1.0

	$77.4	$79.1	$93.7	$100.4

Net income (loss) per share—basic:
Continuing operations	$0.59	$0.60	$0.68	$0.74
Discontinued operations	(0.01)	(0.01)	0.02	0.01

	$0.58	$0.59	$0.70	$0.75

Net income (loss) per share—diluted:
Continuing operations	$0.58	$0.59	$0.67	$0.73
Discontinued operations	(0.01)	(0.01)	0.02	—

	$0.57	$0.58	$0.69	$0.73

Cash dividends per share	$0.015	$0.03	$0.03	$0.03
Common stock prices:
High	$39.74	$53.10	$52.90	$59.65
Low	$36.42	$39.47	$47.19	$49.26
End	$38.50	$53.10	$51.81	$59.40

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.
(2)	All per share information has been restated to reflect the 2-for-1 stock split effective September 2005.

(3)	The third quarter of fiscal 2007 includes a tax benefit of $4.9 million associated with tax refund claims and changes in tax reserves resulting from completed and ongoing tax audits.
(4)	The fourth quarter of fiscal 2007 includes a tax benefit of $6.2 million associated with tax refund claims and changes in tax reserves resulting from completed and ongoing tax audits.
(5)	The third quarter of fiscal 2006 includes a $2.3 million charge for costs associated with restructuring and impairment activities within the Investment Cast Products and Fastener Products segments, but include a tax benefit of $5.3 million associated with tax refund claims and changes in tax reserves resulting from completed and ongoing tax audits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information about our change in independent registered public accounting firms from PricewaterhouseCoopers LLP, our auditors for the fiscal year ended April 2, 2006, to Deloitte & Touche LLP for the fiscal year ended April 1, 2007, please refer to our Form 8-K filed with the SEC on June 21, 2006.

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in August 2006, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) an annual certification of compliance with NYSE listing standards without qualification.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of April 1, 2007, the Company’s internal control over financial reporting was effective.

During fiscal 2007, PCC acquired Special Metals Corporation, GSC Foundries, Inc., and Cherry Aerospace on May 25, 2006, February 2, 2007, and February 23, 2007, respectively, in purchase business combinations. Management has excluded Special Metals Corporation, GSC Foundries, Inc., and Cherry Aerospace from its assessment of internal control over financial reporting as of April 1, 2007 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition dates and the date of management’s assessment. Total assets and revenues of these three acquisitions represent approximately 24.8 percent and 22.3 percent, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended April 1, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 1, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Precision Castparts Corp.:

Portland, Oregon

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Precision Castparts Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Special Metals Corporation (“SMC”), GSC Foundries, Inc. (“GSC”), and Cherry Aerospace LLC (“Cherry”), which were acquired on May 25, 2006, February 2, 2007, and February 23, 2007, respectively and whose financial statements constitute 24.8 percent of total assets and 22.3 percent of revenues of the consolidated financial statement amounts as of and for the year ended April 1, 2007. Accordingly, our audit did not include the internal control over financial reporting at SMC, GSC, or Cherry. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 1, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended April 1, 2007 of the Company and our report dated May 31, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on April 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Portland, Oregon

May 31, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2007 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2007 Annual Meeting of Shareholders of the Registrant.

The Company has adopted a code of ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Business Conduct and Ethics on the PCC Corporate Center at www.precast.com/PCC/Governance.html. A copy may also be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference to “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2007 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2007 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to Principal Accountant Fees and Services is incorporated herein by reference to “Principal Accounting Firm Fees” in the Proxy Statement to be filed for the 2007 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The following consolidated financial statements of Precision Castparts Corp. are included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedule

The following schedule is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

(a)(3) Exhibits

3.1	-	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit 3(A) in the Form 10-K filed June 11, 2002.) (File number 1-10348)

3.2	-	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3(i) in the Form 10-Q filed November 8, 2006.) (File number 1-10348)

3.3	-	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

4.1	-	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.) (File number 1-10348)

4.2	-	Officers’ Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit (4)B to the Form 10-K filed June 11, 2002) (File number 1-10348)

4.3	-	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003) (File number 333-109033)

4.4	-	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.) (File number 1-10348)

4.5	-	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.6	-	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.8	-	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee (Incorporated herein by reference to Exhibit 4.8 to the Form 10-K filed June 14, 2006.) (File number 1-10348)

4.9	-	Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.10	-	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.11	-	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.12	-	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998.) (File number 1-10348)

10.1	-	Precision Castparts Corp. Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)

10.2	-	Precision Castparts Corp. 1994 Stock Incentive Plan, as amended (Incorporated by reference to Appendix A in the Company’s June 28, 1999 Proxy Statement.)(File number 1-10348)

10.5	-	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant’s July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)

10.6	-	Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). (File number 1-10348)

10.9	-	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended (Incorporated herein by reference to Exhibit 10.9 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.10	-	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed October 19, 2005.) (File number 1-10348)

10.12	-	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.13	-	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed June 14, 2006.) (File number 1-10348)

10.14	-	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)

10.15	-	Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)

10.16	-	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.17	-	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.15 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.18	-	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.16 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.19	-	Peter Waite agreement, dated as of February 24, 2005 (Incorporated herein by reference to Exhibit 10.18 in the Form 10-K filed June 17, 2005.) (File number 1-10348)

10.20	-	Precision Castparts Corp. Executive Deferred Compensation Plan, 2005 Restatement, effective January 1, 2005 (Incorporated herein by reference to Exhibit 10.1 in the Form 8-K filed December 19, 2006.) (File number 1-10348)
10.21	-	Precision Castparts Corp. Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 in the Form 8-K filed December 19, 2006.) (File number 1-10348)

10.22	-	Precision Castparts Corp. Supplemental Executive Retirement Program-Level One Plan—Ongoing (Incorporated herein by reference to Exhibit 10.3 in the Form 8-K filed December 19, 2006.) (File number 1-10348)

10.23	-	Precision Castparts Corp. Supplemental Executive Retirement Program-Level Two Plan—Ongoing (Incorporated herein by reference to Exhibit 10.4 in the Form 8-K filed December 19, 2006.) (File number 1-10348)

10.24	-	Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.1 in the Form 10-Q filed February 9, 2007.) (File number 1-10348)

10.25	-	Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.2 in the Form 10-Q filed February 9, 2007.) (File number 1-10348)

10.26	-	Nonemployee Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.3 in the Form 10-Q filed February 9, 2007.) (File number 1-10348)

10.27	-	Amendment No. 4 to Amended and Restated Credit Agreement and Amendment No. 2 to Guaranty Agreement dated as of May 16, 2007 (Incorporated by reference to Exhibit 10.1 in the Form 8-K filed May 21, 2007.) (File number 1-10348)

10.28	-	Employment Letter Agreement, dated March 13, 2000, between Precision Castparts Corp. and Roger A. Cooke

11	-	Calculation of Earnings Per Share for the Year Ended April 1, 2007*

16.1	-	Letter from PricewaterhouseCoopers LLP (Incorporated herein by reference to Exhibit 16.1 in the Form 8-K filed June 21, 2006) (File number 1-10348)

21	-	Subsidiaries of Precision Castparts Corp.

23.1	-	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

23.2	-	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Information required to be presented in Exhibit 11 is included in the “Earnings per Share” note in “Item 8. Financial Statement and Supplementary Data.”

(b) See a(3) above.

(c) See a(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/s/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer Dated: May 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/s/ MARK DONEGAN Mark Donegan	Chairman and Chief Executive Officer	May 31, 2007

/s/ WILLIAM D. LARSSON William D. Larsson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2007

/s/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	May 31, 2007

/s/ DEAN T. DUCRAY Dean T. DuCray	Director	May 31, 2007

/s/ DON R. GRABER Don R. Graber	Director	May 31, 2007

/s/ DANIEL J. MURPHY Daniel J. Murphy	Director	May 31, 2007

/s/ VERNON E. OECHSLE Vernon E. Oechsle	Director	May 31, 2007

/s/ BYRON O. POND, JR. Byron O. Pond, Jr.	Director	May 31, 2007

/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	May 31, 2007

/s/ ULRICH SCHMIDT Ulrich Schmidt	Director	May 31, 2007

/s/ J. FRANK TRAVIS J. Frank Travis	Director	May 31, 2007

SCHEDULE II

Precision Castparts Corp. and Subsidiaries

Valuation and Qualifying Accounts

For the years ended

(000’s Omitted)

Column A	Column B	Column C			Column D		Column E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period
Deducted from assets to which they apply:
Reserve for doubtful accounts:
April 3, 2005	$8,600	$2,800		$500	$7,000	(1)	$4,900

April 2, 2006	$4,900	$3,800		$100	$2,700	(1)	$6,100

April 1, 2007	$6,100	$1,000		$2,600	$2,300	(1)	$7,400

Deferred tax asset valuation allowance:
April 3, 2005	$9,000	$2,200	(2)	$—	$2,100		$9,100

April 2, 2006	$9,100	$400	(2)	$—	$600		$8,900

April 1, 2007	$8,900	$(4,500	) (2)	$11,600	$—		$16,000

(1)	Write off of bad debts and foreign currency translation.
(2)	Establishment of valuation allowances for capital loss carry-forwards or operating loss carry-forwards and benefits from reversal of valuation reserves and impact of tax rate changes on existing valuation reserves.

INDEX TO EXHIBITS

3.1	-	Restated Articles of Incorporation of Precision Castparts Corp. as amended. (Incorporated herein by reference to Exhibit 3(A) in the Form 10-K filed June 11, 2002.) (File number 1-10348)

3.2	-	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3(i) in the Form 10-Q filed November 8, 2006.) (File number 1-10348)

3.3	-	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

4.1	-	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.) (File number 1-10348)

4.2	-	Officers’ Certificate dated December 17, 1997 pursuant to Indenture dated December 17, 1997 (Incorporated herein by reference to Exhibit (4)B to the Form 10-K filed June 11, 2002) (File number 1-10348)

4.3	-	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003) (File number 333-109033)

4.4	-	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.) (File number 1-10348)

4.5	-	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.6	-	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.8	-	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee (Incorporated herein by reference to Exhibit 4.8 to the Form 10-K filed June 14, 2006.) (File number 1-10348)

4.9	-	Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.10	-	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.11	-	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

4.12	-	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated by reference to Exhibit 4.1 in the Form 8-K filed December 4, 1998.) (File number 1-10348)

10.1	-	Precision Castparts Corp. Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B in the Form 10-Q filed August 8, 1997.) (File number 1-10348)

10.2	-	Precision Castparts Corp. 1994 Stock Incentive Plan, as amended (Incorporated by reference to Appendix A in the Company’s June 28, 1999 Proxy Statement.)(File number 1-10348)

10.5	-	Precision Castparts Corp. Executive Performance Compensation Plan (Incorporated herein by reference to Exhibit A in Registrant’s July 8, 2002 Definitive Proxy Statement.) (File number 1-10348)

10.6	-	Form of Change of Control Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). (File number 1-10348)

10.9	-	Precision Castparts Corp. 1998 Employee Stock Purchase Plan, as amended (Incorporated herein by reference to Exhibit 10.9 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.10	-	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed October 19, 2005.) (File number 1-10348)

10.12	-	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.) (File number 1-10348)

10.13	-	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed June 14, 2006.) (File number 1-10348)

10.14	-	Form of Indemnity Agreement for Officers and Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M in the Form 10-K filed June 12, 2001.) (File number 1-10348)

10.15	-	Amended and Restated Credit and Security Agreement dated as of January 31, 2001 among Precision Receivables Corp., as Borrower, Precision Castparts Corp., as Initial Servicer, Blue Ridge Asset Funding Corporation, as a Lender and Wachovia Bank, N.A., individually and as Agent (Incorporated herein by reference to Exhibit (10) in the Form 10-Q filed February 14, 2001.) (File number 1-10348)

10.16	-	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.17	-	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.15 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.18	-	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.16 in the Form 10-K filed June 14, 2004.) (File number 1-10348)

10.19	-	Peter Waite agreement, dated as of February 24, 2005 (Incorporated herein by reference to Exhibit 10.18 in the Form 10-K filed June 17, 2005.) (File number 1-10348)

10.20	-	Precision Castparts Corp. Executive Deferred Compensation Plan, 2005 Restatement, effective January 1, 2005 (Incorporated herein by reference to Exhibit 10.1 in the Form 8-K filed December 19, 2006.) (File number 1-10348)

10.21	-	Precision Castparts Corp. Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 in the Form 8-K filed December 19, 2006.) (File number 1-10348)

10.22	-	Precision Castparts Corp. Supplemental Executive Retirement Program-Level One Plan—Ongoing (Incorporated herein by reference to Exhibit 10.3 in the Form 8-K filed December 19, 2006.) (File number 1-10348)

10.23	-	Precision Castparts Corp. Supplemental Executive Retirement Program-Level Two Plan—Ongoing (Incorporated herein by reference to Exhibit 10.4 in the Form 8-K filed December 19, 2006.) (File number 1-10348)

10.24	-	Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.1 in the Form 10-Q filed February 9, 2007.) (File number 1-10348)

10.25	-	Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.2 in the Form 10-Q filed February 9, 2007.) (File number 1-10348)

10.26	-	Nonemployee Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.3 in the Form 10-Q filed February 9, 2007.) (File number 1-10348)

10.27	-	Amendment No. 4 to Amended and Restated Credit Agreement and Amendment No. 2 to Guaranty Agreement dated as of May 16, 2007 (Incorporated by reference to Exhibit 10.1 in the Form 8-K filed May 21, 2007.) (File number 1-10348)

10.28	-	Employment Letter Agreement, dated March 13, 2000, between Precision Castparts Corp. and Roger A. Cooke

11	-	Calculation of Earnings Per Share for the Year Ended April 1, 2007*

16.1	-	Letter from PricewaterhouseCoopers LLP (Incorporated herein by reference to Exhibit 16.1 in the Form 8-K filed June 21, 2006) (File number 1-10348)

21	-	Subsidiaries of Precision Castparts Corp.

23.1	-	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

23.2	-	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Information required to be presented in Exhibit 11 is included in the “Earnings per Share” note in “Item 8. Financial Statement and Supplementary Data.”