Form 10-Q
period 2007-07-01
PRECISION CASTPARTS CORP
filed 2007-08-10
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended July 1, 2007

Commission File No. 1-10348

Precision Castparts Corp.

An Oregon Corporation

IRS Employer Identification No. 93-0460598

4650 S.W. Macadam Avenue

Suite 400

Portland, Oregon 97239-4254

Telephone: (503) 417-4800

Former address changed since last report:

4650 S.W. Macadam Avenue

Suite 440

Portland, Oregon 97239-4254

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

Number of shares of Common Stock, no par value, outstanding as of August 1, 2007: 137,855,284

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	7/01/07	7/02/06
Net sales	$1,660.1	$1,112.4
Cost of goods sold	1,214.9	849.6
Selling and administrative expenses	91.6	75.1
Interest expense, net	12.6	13.2

Income before income taxes and minority interest	341.0	174.5
Income tax expense	115.3	59.5
Minority interest	(0.3)	(0.5)

Net income from continuing operations	225.4	114.5
Net income from discontinued operations	1.0	0.6

Net income	$226.4	$115.1

Net income per common share – basic:
Net income from continuing operations	$1.64	$0.85
Net income from discontinued operations	0.01	—

	$1.65	$0.85

Net income per common share – diluted:
Net income from continuing operations	$1.61	$0.83
Net income from discontinued operations	0.01	0.01

	$1.62	$0.84

Weighted average common shares outstanding:
Basic	137.5	135.3
Diluted	139.6	137.2

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	7/01/07	4/01/07
ASSETS
Current assets:
Cash and cash equivalents	$201.4	$150.4
Receivables, net	939.6	847.7
Inventories	930.6	876.2
Prepaid expenses	26.0	22.9
Deferred income taxes	127.6	109.0
Discontinued operations	33.8	30.7

Total current assets	2,259.0	2,036.9

Property, plant and equipment, at cost	1,846.3	1,761.1
Less - accumulated depreciation	(791.3)	(759.9)

Net property, plant and equipment	1,055.0	1,001.2

Goodwill	2,153.9	2,088.8
Acquired intangible assets, net	10.1	10.8
Other assets	121.0	117.1
Discontinued operations	4.1	3.9

	$5,603.1	$5,258.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$0.1	$383.1
Long-term debt currently due	170.5	170.7
Accounts payable	616.8	580.5
Accrued liabilities	387.7	435.9
Income taxes payable	128.9	67.1
Discontinued operations	32.5	20.9

Total current liabilities	1,336.5	1,658.2
Long-term debt	723.1	319.2
Pension and other postretirement benefit obligations	268.9	320.5
Other long-term liabilities	138.5	94.5
Deferred tax liability	23.3	26.7
Discontinued operations	3.4	3.4

Total liabilities	2,493.7	2,422.5

Shareholders’ equity:
Common stock	137.7	137.2
Paid-in capital	910.3	878.5
Retained earnings	2,124.9	1,903.2
Accumulated other comprehensive loss	(63.5)	(82.7)

Total shareholders’ equity	3,109.4	2,836.2

	$5,603.1	$5,258.7

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	7/01/07	7/02/06
Cash flows from operating activities:
Net income	$226.4	$115.1
Net income from discontinued operations	(1.0)	(0.6)
Non-cash items included in net income:
Depreciation and amortization	32.1	25.7
Stock-based compensation expense	8.4	4.9
Deferred income taxes	2.8	4.8
Excess tax benefits on equity instruments issued under share-based payment arrangements	(14.9)	(2.6)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(80.2)	(28.0)
Inventories	(27.8)	(14.4)
Other current assets	(1.9)	—
Payables, accruals and current taxes	49.7	33.9
Retirement benefit obligations	(50.8)	10.5
Other non-current assets and liabilities	(0.7)	(2.0)
Net cash provided by operating activities of discontinued operations	2.7	1.3

Net cash provided by operating activities	144.8	148.6

Cash flows from investing activities:
Acquisitions of businesses	(89.4)	(542.0)
Capital expenditures	(55.0)	(28.5)
Dispositions of businesses and other	0.4	11.1
Net cash used by investing activities of discontinued operations	(0.1)	(0.6)

Net cash used by investing activities	(144.1)	(560.0)

Cash flows from financing activities:
Net change in short-term borrowings	(0.1)	84.6
Net change in long-term debt	20.9	361.1
Common stock issued	10.8	2.7
Excess tax benefits on equity instruments issued under share-based payment arrangements	14.9	2.6
Cash dividends	(4.2)	(4.1)
Other	0.5	0.4
Net cash provided by financing activities of discontinued operations	—	0.2

Net cash provided by financing activities	42.8	447.5

Effect of exchange rate changes on cash and cash equivalents	7.5	1.8

Net increase in cash and cash equivalents	51.0	37.9
Cash and cash equivalents at beginning of period	150.4	59.9

Cash and cash equivalents at end of period	$201.4	$97.8

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

During the three months ended July 1, 2007 and July 2, 2006, the Company recorded stock-based compensation expense under its stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 1, 2007.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	7/01/07	7/02/06
Cost of goods sold	$2.4	$1.8
Selling, general and administrative	6.0	3.1

Stock-based compensation expense before income taxes	8.4	4.9
Income tax benefit	(2.6)	(1.3)

Total stock-based compensation expense after income taxes	$5.8	$3.6

(3)	Business acquisitions

On April 3, 2007, PCC acquired the assets of McWilliams Forge Company, Inc. (“McWilliams”), a privately held company headquartered in Rockaway, New Jersey, for $89.4 million in cash. Founded in 1880, McWilliams is a manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open- and closed-die forging. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $51.9 million of goodwill and other intangibles. As of July 1, 2007, the purchase price allocation is subject to further refinement as analyses are completed. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

On February 23, 2007, PCC acquired the LLC membership interests of Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”) for $300.4 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. Cherry will fill a gap in our product line of critical aerospace fasteners and will open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $251.8 million of goodwill and other intangibles. As of July 1, 2007, the purchase price allocation is subject to further refinement as analyses are completed.

On February 2, 2007, PCC acquired the stock of GSC Foundries, Inc. (“GSC”), a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people at its operations in Ogden, Utah, and Saltillo, Mexico. GSC will enhance our small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment. This transaction resulted in $54.1 million of goodwill and other intangibles. As of July 1, 2007, the purchase price allocation is subject to further refinement as analyses are completed.

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

The allocation of SMC’s purchase price as of July 1, 2007 is summarized below:

5/25/06
Current assets	$627.2
Property, plant and equipment	165.9
Goodwill	121.2
Intangible assets	5.5
Other assets	16.6

Total assets acquired	936.4

Notes payable and current portion long-term debt	1.2
Accounts payable and other current liabilities	238.7
Long-term debt	1.6
Other long-term liabilities	146.8

Total liabilities assumed	388.3

Net assets acquired	$548.1

Acquired intangible assets of $5.5 million include patents totaling $5.2 million with an 8-year weighted average useful life and a license agreement valued at $0.3 million with a 3-year useful life. The $121.2 million of goodwill was assigned to the Forged Products segment and is not deductible for tax purposes.

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

Three Months Ended 7/02/06
Net sales	$1,290.4
Net income	$121.2
Net income per share-basic	$0.90
Net income per share-diluted	$0.88

(4)	Discontinued Operations

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

The net income from discontinued operations in the current quarter consists primarily of operating income from a small foreign business held-for-sale from the acquisition of SMC, partially offset by miscellaneous shutdown expenses at other discontinued operations. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	7/01/07	7/02/06
Net sales	$14.5	$14.9
Cost of goods sold	11.2	11.7
Selling and administrative expenses	1.2	1.4
Interest expense	—	0.2

Income from operations before income taxes	2.1	1.6
Income tax expense (benefit)	0.8	(2.6)

Net income from operations	1.3	4.2
Loss on disposal, net of $0.1 and $0.2 tax benefit	(0.3)	(3.6)

Net income from discontinued operations	$1.0	$0.6

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	7/01/07	4/01/07
Assets of discontinued operations
Current assets	$33.8	$30.7
Net property, plant and equipment	4.1	3.9

	$37.9	$34.6

Liabilities of discontinued operations
Other current liabilities	$32.5	$20.9
Other liabilities	3.4	3.4

	$35.9	$24.3

(5)	Income Taxes

On April 2, 2007, PCC adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in income tax positions. It prescribes a minimum recognition threshold that an income tax position is required to meet before being recognized in the financial statements. To recognize the financial statement benefits of a particular income tax filing position, it must be determined that it is more likely than not that based on the technical merits of the filing position, the filing position would be sustained upon examination. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions.

As a result of adopting FIN 48, PCC had a decrease in retained earnings of $0.5 million. After considering the impact of FIN 48, the Company’s reserve for unrecognized tax benefits on April 1, 2007 was $40.6 million. Of the total amount of reserves for unrecognized tax benefits, $14.8 million would affect the tax rate if recognized.

The reserve for unrecognized tax benefits as of April 2, 2007 included an accrual for interest and penalties of $6.2 million. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes.

As of adoption, the Company reasonably anticipated $14.0 million of the unrecognized tax benefits would be resolved within one year. These primarily relate to settlement of an audit with the state of Oregon covering fiscal years 1995 through 2005, resolution of certain nexus issues through voluntary disclosure with various states, and settlement of other state audit issues.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”), as well as various state, local, and foreign jurisdictions. As of adoption, the IRS has completed examination of tax years through April 3, 2005. For other significant jurisdictions, the statutes are closed for all tax years through March 31, 2002.

During the quarter ended July 1, 2007, the Company had a decrease in the liability for unrecognized tax benefits of $10.2 million related to settlements with various taxing jurisdictions. As a result, the amount anticipated to be resolved within the next 12 months has been reduced to $4.1 million. These are primarily issues that PCC is in the process of negotiating resolution with various taxing jurisdictions.

(6)	Inventories

Inventories consisted of the following:

	7/01/07	4/01/07
Finished goods	$198.2	$178.2
Work-in-process	553.7	509.9
Raw materials and supplies	297.8	253.0

	1,049.7	941.1
LIFO provision	(119.1)	(64.9)

Total inventory	$930.6	$876.2

(7)	Goodwill and Acquired Intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year.

There were no triggering events during the first quarter of fiscal 2008 requiring a goodwill impairment test in accordance with SFAS No. 142.

The changes in the carrying amount of goodwill by reportable segment for the three months ended July 1, 2007, were as follows:

	Balance at 4/01/07	Acquired	Currency Translation and Other	Balance at 7/01/07
Investment Cast Products	$354.6	$—	$0.5	$355.1
Forged Products	635.9	51.9	12.3	700.1
Fastener Products	1,098.3	—	0.4	1,098.7

Total	$2,088.8	$51.9	$13.2	$2,153.9

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	7/01/07		4/01/07
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$9.0	$2.5	$9.0	$2.2
Proprietary technology	2.3	0.6	2.3	0.5
Tradenames	1.2	0.3	1.2	0.3
Long-term customer agreements	0.2	0.2	0.2	0.2
Backlog	1.5	0.5	1.5	0.2

	$14.2	$4.1	$14.2	$3.4

Amortization expense for acquired intangible assets for the three months ended July 1, 2007 and July 2, 2006 was $0.7 million and $0.2 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $2.8 million for fiscal 2008. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2009	$1.3
2010	1.2
2011	0.9
2012	0.8
2013	0.8

(8)	Guarantees

In the ordinary course of business, the Company generally warrants that its products will conform to its customers’ specifications over various time periods. The warranty accrual as of July 1, 2007 and April 1, 2007 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(9)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended
	7/01/07	7/02/06
Basic weighted average shares outstanding	137.5	135.3
Dilutive stock options	2.1	1.9

Average shares outstanding assuming dilution	139.6	137.2

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three months ending July 1, 2007 and July 2, 2006, stock options to purchase 0.1 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because to do so would have been antidilutive. These options could be dilutive in the future.

(10)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended
	7/01/07	7/02/06
Net income	$226.4	$115.1
Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	18.7	11.6
Unrealized gain on derivatives:
Periodic revaluations (net of income tax of $0.3 and $0.1, respectively)	0.4	0.3
Reclassification to net income of previously deferred gains and losses (net of income tax of $0.1 and $0.1, respectively)	0.1	0.1

Other comprehensive income	19.2	12.0

Total comprehensive income	$245.6	$127.1

Accumulated other comprehensive loss consisted of the following:

	7/01/07	4/01/07
Cumulative unrealized foreign currency translation gains	$125.7	$107.0
Pension and postretirement obligations	(190.1)	(190.1)
Unrealized gain on derivatives	0.9	0.4

Accumulated comprehensive loss	$(63.5)	$(82.7)

(11)	Pensions and Other Postretirement Benefit Plans

The Company and its subsidiaries sponsor many domestic and foreign defined benefit pension plans. In addition, the Company offers postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 1, 2007.

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Pension Benefits		Other Postretirement Benefits
	7/01/07	7/02/06	7/01/07	7/02/06
Service cost	$9.6	$8.7	$0.4	$0.2
Interest cost	20.9	17.2	1.9	1.4
Expected return on plan assets	(26.6)	(20.9)	—	—
Recognized net actuarial loss	3.2	4.3	—	0.3
Amortization of prior service cost	0.8	0.6	(0.1)	(0.1)

Net periodic benefit cost	$7.9	$9.9	$2.2	$1.8

The Company made contributions of $62.5 million, of which $58.0 million were voluntary, to the defined benefit pension plans during the first quarter of fiscal year 2008. Projected contributions are expected to total approximately $75.0 million for fiscal year 2008, of which $58.0 million will be voluntary.

(12)	Financing Arrangements

In May 2007, the Company amended its $1.0 billion bank revolving credit facility. The amendment, among other things, reduced the facility fee and borrowing spread under the Credit Agreement, extended the maturity date of the Credit Agreement to May 2012, with an option, exercisable by the Company, to request up to two one-year extensions in the maturity date, subject to the approval of each lender, and permits the Company to request increases in the aggregate principal amount available under the Credit Agreement to a maximum of $1.5 billion, subject to the agreement of each lender to increase their respective commitment. There were no amounts outstanding under this facility at July 1, 2007 or April 1, 2007.

Also available to the Company is a Commercial Paper (“CP”) program in which the Company may issue CP in an amount not to exceed the amount available to be drawn under its Amended and Restated Credit Agreement. Outstanding balances under the CP program totaled $397.9 million and $382.9 million as of July 1, 2007 and April 1, 2007, respectively. The CP balance is classified as long-term debt as of July 1, 2007 as the Company has the intent and ability to refinance the obligation on a long-term basis through its existing Credit Agreement.

(13)	Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on PCC’s consolidated financial position, results of operations, cash flows or business.

(14)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and also expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for the Company’s fiscal 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

(15)	Segment Information

Information regarding segments is presented in accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on the criteria outlined in SFAS 131, the Company’s operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. Effective in the fourth quarter of fiscal 2007, the former Industrial Products segment was integrated into the Fastener Products segment, and all prior periods have been reclassified to reflect the change in reportable segments.

	Three Months Ended
	7/01/07	7/02/06
Net sales:
Investment Cast Products	$530.3	$428.1
Forged Products	755.3	385.2
Fastener Products	374.5	299.1

Consolidated net sales	$1,660.1	$1,112.4

Segment operating income (loss):
Investment Cast Products	$122.4	$91.9
Forged Products	167.5	53.9
Fastener Products	87.5	58.7
Corporate expenses	(23.8)	(16.8)

Total segment operating income	353.6	187.7
Interest expense, net	12.6	13.2

Consolidated income before income taxes and minority interest	$341.0	$174.5

(16)	Subsequent Event

On July 5, 2007, PCC acquired the stock of Caledonian Alloys Group Limited (“Caledonian”) for approximately $212 million in cash, of which $167 million was paid at close, and two additional contingent payments of approximately $22.5 million each will be paid over the next two years. Caledonian is the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. Caledonian’s results will be reported as part of the Forged Products segment. PCC financed the acquisition with cash on hand and its existing credit facilities.

(17)	Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due fiscal 2008, as well as the Company’s private notes, bank credit facilities and CP. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of July 1, 2007 and April 1, 2007, and income statements and cash flows for the three months ended July 1, 2007 and July 2, 2006. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended July 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,338.9	$381.2	$(60.0)	$1,660.1
Cost of goods sold	4.0	975.0	295.9	(60.0)	1,214.9
Selling and administrative expenses	21.4	52.8	17.4	—	91.6
Other (income) expense	(0.4)	—	0.4	—	—
Interest (income) expense, net	(7.1)	28.7	(9.0)	—	12.6
Equity in earnings of subsidiaries	(237.3)	(10.1)	—	247.4	—

Income (loss) before income tax and minority interest	219.4	292.5	76.5	(247.4)	341.0
Income tax (benefit) expense	(7.0)	101.5	20.8	—	115.3
Minority interest	—	1.2	(1.5)	—	(0.3)

Net income (loss) from continuing operations	226.4	192.2	54.2	(247.4)	225.4
Net income from discontinued operations	—	—	1.0	—	1.0

Net income (loss)	$226.4	$192.2	$55.2	$(247.4)	$226.4

Condensed Consolidating Statements of Income

Three Months Ended July 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$893.1	$244.5	$(25.2)	$1,112.4
Cost of goods sold	1.8	679.2	193.8	(25.2)	849.6
Selling and administrative expenses	14.8	45.9	14.4	—	75.1
Other (income) expense	(0.7)	—	0.7	—	—
Interest (income) expense, net	(3.6)	20.2	(3.4)	—	13.2
Equity in earnings of subsidiaries	(98.4)	(6.2)	—	104.6	—

Income (loss) before income tax and minority interest	86.1	154.0	39.0	(104.6)	174.5
Income tax (benefit) expense	(29.0)	76.8	11.7	—	59.5
Minority interest	—	—	(0.5)	—	(0.5)

Net income (loss) from continuing operations	115.1	77.2	26.8	(104.6)	114.5
Net (loss) income from discontinued operations	—	(3.6)	4.2	—	0.6

Net income (loss)	$115.1	$73.6	$31.0	$(104.6)	$115.1

Condensed Consolidating Balance Sheets

July 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$27.7	$6.4	$167.3	$—	$201.4
Receivables, net	34.6	796.0	656.2	(547.2)	939.6
Inventories	—	711.8	218.8	—	930.6
Prepaid expenses	0.5	13.1	12.4	—	26.0
Deferred income taxes	21.5	79.8	26.3	—	127.6
Discontinued operations	—	10.8	73.5	(50.5)	33.8

Total current assets	84.3	1,617.9	1,154.5	(597.7)	2,259.0

Property, plant and equipment, net	41.8	734.9	278.3	—	1,055.0
Goodwill, net	—	1,712.4	441.5	—	2,153.9
Deferred income taxes	52.2	—	11.1	(63.3)	—
Investments in subsidiaries	4,492.1	384.7	—	(4,876.8)	—
Investments in affiliates	0.2	12.3	(12.5)	—	—
Other assets	94.0	15.9	21.2	—	131.1
Discontinued operations	—	—	4.1	—	4.1

	$4,764.6	$4,478.1	$1,898.2	$(5,537.8)	$5,603.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$0.1	$—	$0.1
Long-term debt currently due	169.2	1.1	0.2	—	170.5
Accounts payable	506.9	439.0	268.6	(597.7)	616.8
Accrued liabilities	13.9	289.4	85.5	(1.1)	387.7
Income taxes payable	106.4	—	22.5	—	128.9
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	1.9	30.6	—	32.5

Total current liabilities	796.4	731.4	407.5	(598.8)	1,336.5

Long-term debt	714.3	8.7	0.1	—	723.1
Pension and other postretirement benefit obligations	117.4	139.1	12.4	—	268.9
Deferred tax liability	—	87.8	(1.2)	(63.3)	23.3
Other long-term liabilities	27.1	99.5	11.9	—	138.5
Discontinued operations	—	—	3.4	—	3.4
Shareholders’ equity:
Common stock and paid-in capital	1,048.0	2,351.5	1,145.2	(3,496.7)	1,048.0
Retained earnings	2,124.9	1,126.2	270.7	(1,396.9)	2,124.9
Accumulated other comprehensive loss	(63.5)	(66.1)	48.2	17.9	(63.5)

Total shareholders’ equity	3,109.4	3,411.6	1,464.1	(4,875.7)	3,109.4

	$4,764.6	$4,478.1	$1,898.2	$(5,537.8)	$5,603.1

Condensed Consolidating Balance Sheets

April 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$7.6	$124.7	$—	$150.4
Receivables, net	35.5	686.0	576.6	(450.4)	847.7
Inventories	—	665.7	210.5	—	876.2
Prepaid expenses	4.7	6.9	11.3	—	22.9
Deferred income taxes	7.0	75.8	26.2	—	109.0
Discontinued operations	—	10.8	71.1	(51.2)	30.7

Total current assets	65.3	1,452.8	1,020.4	(501.6)	2,036.9

Property, plant and equipment, net	32.5	695.6	273.1	—	1,001.2
Goodwill, net	—	1,651.7	437.1	—	2,088.8
Deferred income taxes	47.7	—	10.8	(58.5)	—
Investments in subsidiaries	4,144.6	320.5	—	(4,465.1)	—
Other assets	7.4	16.1	92.8	11.6	127.9
Discontinued operations	—	0.3	3.6	—	3.9

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$382.9	$—	$0.2	$—	$383.1
Long-term debt currently due	169.4	1.1	0.2	—	170.7
Accounts payable	374.9	414.0	293.2	(501.6)	580.5
Accrued liabilities	33.6	318.0	85.4	(1.1)	435.9
Income taxes payable	47.5	—	19.6	—	67.1
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	—	20.9	—	20.9

Total current liabilities	1,008.3	733.1	419.5	(502.7)	1,658.2

Long-term debt	310.1	9.0	0.1	—	319.2
Pension and other postretirement benefit obligations	142.9	164.2	13.4	—	320.5
Deferred tax liability	—	85.2	—	(58.5)	26.7
Other long-term liabilities	—	83.4	11.1	—	94.5
Discontinued operations	—	—	3.4	—	3.4
Shareholders’ equity:
Common stock and paid-in capital	1,015.7	2,194.3	1,145.2	(3,339.5)	1,015.7
Retained earnings	1,903.2	934.0	215.5	(1,149.5)	1,903.2
Accumulated other comprehensive loss	(82.7)	(66.2)	29.6	36.6	(82.7)

Total shareholders’ equity	2,836.2	3,062.1	1,390.3	(4,452.4)	2,836.2

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

Condensed Consolidating Statements of Cash Flows

Three Months Ended July 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$67.3	$35.5	$42.0	$—	$144.8

Acquisitions of businesses	(90.9)	1.5	—	—	(89.4)
Capital expenditures	(9.9)	(37.7)	(7.4)	—	(55.0)
Dispositions of businesses and other	—	0.2	0.2	—	0.4
Net cash used by investing activities of discontinued operations	—	—	(0.1)	—	(0.1)

Net cash used by investing activities	(100.8)	(36.0)	(7.3)	—	(144.1)

Net change in short-term borrowings	—	—	(0.1)	—	(0.1)
Net change in long-term debt	21.1	(0.3)	0.1	—	20.9
Common stock issued	10.8	—	—	—	10.8
Excess tax benefits on equity instruments issued under share-based payment arrangements	14.9	—	—	—	14.9
Cash dividends	(4.2)	—	—	—	(4.2)
Other	0.5	(0.4)	0.4	—	0.5

Net cash provided (used) by financing activities	43.1	(0.7)	0.4	—	42.8

Effect of exchange rate changes on cash and cash equivalents	—	—	7.5	—	7.5

Net increase (decrease) in cash and cash equivalents	9.6	(1.2)	42.6	—	51.0
Cash and cash equivalents at beginning of year	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of year	$27.7	$6.4	$167.3	$—	$201.4

Condensed Consolidating Statements of Cash Flows

Three Months Ended July 2, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$209.8	$2.3	$(63.5)	$—	$148.6

Acquisitions of businesses	(564.3)	12.9	9.4	—	(542.0)
Capital expenditures	—	(19.8)	(8.7)	—	(28.5)
Dispositions of businesses and other	2.3	8.1	0.7	—	11.1
Net cash used by investing activities of discontinued operations	—	—	(0.6)	—	(0.6)

Net cash (used) provided by investing activities	(562.0)	1.2	0.8	—	(560.0)

Net change in short-term borrowings	—	—	84.6	—	84.6
Net change in long-term debt	361.5	(0.3)	(0.1)	—	361.1
Common stock issued	2.7	—	—	—	2.7
Excess tax benefits on equity instruments issued under share-based payment arrangements	2.6	—	—	—	2.6
Cash dividends	(4.1)	—	—	—	(4.1)
Other	—	—	0.4	—	0.4
Net cash provided by financing activities of discontinued operations	—	—	0.2	—	0.2

Net cash provided (used) by financing activities	362.7	(0.3)	85.1	—	447.5

Effect of exchange rate changes on cash and cash equivalents	—	—	1.8	—	1.8

Net increase in cash and cash equivalents	10.5	3.2	24.2	—	37.9
Cash and cash equivalents at beginning of year	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of year	$21.1	$3.2	$73.5	$—	$97.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended July 1, 2007 and July 2, 2006

(in millions, except per share data)	Three Months Ended		Increase/(Decrease)
	7/01/07	07/02/06	$	%
Net sales	$1,660.1	$1,112.4	$547.7	49.2%
Cost of goods sold	1,214.9	849.6	365.3	43.0
Selling and administrative expenses	91.6	75.1	16.5	22.0
Interest expense, net	12.6	13.2	(0.6)	(4.5)

Income before income taxes and minority interest	341.0	174.5	166.5	95.4
Income tax expense	115.3	59.5	55.8	93.8
Effective tax rate	33.8%	34.1%
Minority interest	(0.3)	(0.5)	0.2	40.0

Net income from continuing operations	225.4	114.5	110.9	96.9
Net income from discontinued operations	1.0	0.6	0.4	66.7

Net income	$226.4	$115.1	$111.3	96.7%

Net income per share from continuing operations – diluted	$1.61	$0.83	$0.78	94.0%
Net income per share from discontinued operations – diluted	0.01	0.01	—	—

Net income per share – diluted	$1.62	$0.84	$0.78	92.9%

Sales for the first quarter of fiscal 2008 were $1,660.1 million, up $547.7 million, or 49.2 percent from $1,112.4 million in the same quarter last year. The increase in sales was driven by continuing strong economic conditions in the Company’s core aerospace and power generation markets, in addition to sales from the acquisitions of Special Metals Corporation (“SMC”), GSC Foundries, Inc. (“GSC”), Cherry Aerospace LLC (“Cherry”) and McWilliams Forge Company, Inc. (“McWilliams”), which contributed approximately $348 million of incremental sales to the current quarter. In addition, contractual pass-through of higher material costs, which reflects the impact of escalation formulas included in certain long-term agreements principally at the Company’s Investment Cast Products and Forged Products segments increased sales by approximately $108 million this quarter versus approximately $58 million the same period a year ago. With regard to growth in the commercial aircraft industry, forecasts from JSA Research as of August 2006 indicate aircraft deliveries are expected to increase approximately 6 percent in calendar year 2007 from calendar year 2006 and are forecast to continue to increase approximately 6 percent in calendar year 2008. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during the second half of fiscal 2006.

Net income from continuing operations for the first quarter of fiscal 2008 was $225.4 million, or $1.61 per share (diluted). By comparison, net income from continuing operations for the first quarter of fiscal 2007 was $114.5 million, or $0.83 per share (diluted). Net income (including discontinued operations) for the first quarter of fiscal 2008 was $226.4 million, or $1.62 per share (diluted), compared with net income of $115.1 million, or $0.84 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first quarter of fiscal 2008 was $12.6 million, compared with $13.2 million for the first quarter last year. The lower expense is primarily due to reduced debt levels compared to the same quarter last year, and lower borrowing rates associated with the

Company’s commercial paper program, which became effective in the third quarter of fiscal 2007. Interest expense is expected to decrease moderately throughout the remainder of fiscal 2008, in line with reduced debt levels.

The effective tax rate for the first quarter of fiscal 2008 was 33.8 percent, 0.3 percentage points lower than the 34.1 percent effective rate in the same quarter last year. The slight decrease in the effective rate compared to last year was due to a larger U.S. manufacturing deduction and settlement of an Oregon income tax audit, partially offset by the elimination of the extraterritorial income exclusion benefit.

Restructuring

PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets served by the Company. There were no restructuring or asset impairment charges in the periods presented.

Business Acquisitions

On April 3, 2007, PCC acquired the assets of McWilliams, a privately held-company headquartered in Rockaway, New Jersey, for $89.4 million in cash. Founded in 1880, McWilliams is a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. The company, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open- and closed-die forging. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.

On February 23, 2007, PCC acquired the LLC membership interests of Cherry from Acument Global Technologies, Inc. (“Acument”) for $300.4 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. Cherry will fill a gap in our product line of critical aerospace fasteners and will open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On February 2, 2007, PCC acquired the stock of GSC, a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people at its operations in Ogden, Utah and Saltillo, Mexico. GSC will enhance our small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment.

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

Discontinued Operations

The Company’s financial statements were affected by activities relating to the planned divestiture of a number of our businesses. These businesses have been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of

Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Condensed Consolidated Statements of Operations as discontinued operations, net of tax, and all prior periods have been reclassified.

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

The net income from discontinued operations was $1.0 million, or $0.01 per share (diluted) in the first quarter of fiscal 2008 compared with net income of $0.6 million, or $0.01 per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of operating income from a small foreign business held-for-sale from the acquisition of SMC, partially offset by miscellaneous shutdown expenses at other discontinued operations. The net income from discontinued operations in the first quarter of last year principally reflects operating income from FRISA and a gain on the sale of an SPS Magnetics property, partially offset by shutdown costs at AFT Composites and J&L Fiber Services, in addition to miscellaneous expenses associated with the Flow pumps & valves businesses.

Subsequent Event

On July 5, 2007, PCC acquired the stock of Caledonian Alloys Group Limited (“Caledonian”) for approximately $212 million in cash, of which $167 million was paid at close, and two additional contingent payments of approximately $22.5 million each will be paid over the next two years. Caledonian is the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. Caledonian’s results will be reported as part of the Forged Products segment. PCC financed the acquisition with cash on hand and its existing credit facilities.

Results of Operations by Segment – Comparison Between Three Months Ended July 1, 2007 and July 2, 2006

(in millions)	Three Months Ended		Increase/(Decrease)
	07/01/07	07/02/06	$	%
Net sales:
Investment Cast Products	$530.3	$428.1	$102.2	23.9%
Forged Products	755.3	385.2	370.1	96.1
Fastener Products	374.5	299.1	75.4	25.2

Consolidated net sales	$1,660.1	$1,112.4	$547.7	49.2%

Segment operating income (loss):
Investment Cast Products	$122.4	$91.9	$30.5	33.2%
% of sales	23.1%	21.5%
Forged Products	167.5	53.9	113.6	210.8
% of sales	22.2%	14.0%
Fastener Products	87.5	58.7	28.8	49.1
% of sales	23.4%	19.6%
Corporate expenses	(23.8)	(16.8)	(7.0)	(41.7)

Total segment operating income	353.6	187.7	165.9	88.4%
% of sales	21.3%	16.9%
Interest expense, net	12.6	13.2

Consolidated income before income taxes and minority interest	$341.0	$174.5

Investment Cast Products

Investment Cast Products’ sales increased 23.9 percent from $428.1 million in the first quarter of fiscal 2007 to $530.3 million this year. Operating income increased 33.2 percent from $91.9 million in the first quarter of fiscal 2007 to $122.4 million in the same quarter this year. Operating income as a percent of sales also increased from 21.5 percent to 23.1 percent of sales. The year-over-year increase in sales, which includes the recent GSC acquisition, reflects strengthened commercial and military aerospace markets, increased demand in the aerospace aftermarket businesses and growth in the IGT markets. Sales also include approximately $26 million of higher contractual pricing related to pass-through of increased material costs in the first quarter of fiscal 2008 compared to $9 million in the same period last year. The increase in operating income reflected the impact of the higher sales volume and improved performance, partially offset by the impact of higher raw material costs, mainly nickel, which has increased approximately 133 percent on the London Metal Exchange (LME) compared to the same quarter last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volumes and improved manufacturing performance, partially offset by the impact of higher raw material costs and contractual pass-through pricing. Contractual material pass-through pricing diluted operating margins by 1.2 percentage points in the first quarter of fiscal 2008 compared to 0.4 percentage points in the same period a year ago.

Sales within this segment are expected to continue to benefit from increased demand from commercial aerospace customers and renewed strength in the power generation market through the remainder of fiscal 2008. The segment will also benefit from a full year of operations from GSC.

Forged Products

Forged Products’ sales were $755.3 million for the quarter, an increase of 96.1 percent, compared to sales of $385.2 million in the first quarter of fiscal 2007. Operating income increased 210.8 percent from $53.9 million in the first quarter of fiscal 2007 to $167.5 million in the same quarter this year. Operating income as a percent of sales increased from 14.0 percent to 22.2 percent. The increase in sales, which includes the current quarter McWilliams acquisition, reflects a full quarter of sales from SMC versus 5 weeks in the previous year. Base business sales continued to benefit from increased demand for aerospace products, continued penetration into the Asian power generation market and improving demand in the North American market for extruded pipe. In addition, higher contractual pricing related to pass-through of increased raw material costs accounted for approximately $78 million of sales in the first quarter of fiscal 2008 compared to $45 million in the same period last year. Operating income as a percent of sales continued to benefit from significant margin improvements associated with the SMC businesses, which provided approximately 74 percent of the segment’s increase in operating income for the quarter compared to the same quarter last year. In addition, the increased sales volume of higher margin power generation products, as well as the impact of successful cost-reduction initiatives helped drive improved operating margins in the base business. These improvements were partially offset by higher material costs, primarily nickel, which has increased approximately 133 percent on the LME since the first quarter of fiscal 2007. The contractual pass-through of higher raw material costs diluted operating margins by 2.5 percentage points in the current quarter compared to 1.8 percentage points the same period a year ago.

Sales for the remainder of fiscal 2008 within the Forged Products segment are expected to increase from the addition of the McWilliams and Caledonian acquisitions. Organic sales are expected to benefit from continuing strength in the commercial aerospace cycle, and from SMC’s market share gains in non-aerospace markets. Overall, outside sales for the segment are expected to show more moderate growth, as SMC increases the quantity of alloys it provides internally to the Company’s forging operations.

Fastener Products

The Fastener Products segment reported $374.5 million of sales with operating income of $87.5 million, or 23.4 percent of sales, in the first quarter of fiscal 2008, compared to sales of $299.1 million and operating income of $58.7 million, or 19.6 percent of sales, in the first quarter of fiscal 2007. The increase in sales, which includes the recent Cherry acquisition, was due to the favorable impact of strong aerospace sales, partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the higher sales volume and continued efforts to reduce costs and improve manufacturing processes.

Sales within this segment are expected to have modest growth during the remainder of fiscal 2008, but will be up significantly compared to last year as a result of increased sales volume to the aerospace market and a full year of operations from Cherry.

Changes in Financial Condition and Liquidity

Total assets of $5,603.1 million at July 1, 2007 represented a $344.4 million increase from the $5,258.7 million balance at April 1, 2007, principally reflecting the addition of assets from the McWilliams acquisition totaling $109.2 million, and increased inventories and receivables to support revenue growth. Total capitalization at July 1, 2007 was $4,003.1 million, consisting of $893.7 million of debt and $3,109.4 million of equity. The debt-to-capitalization ratio improved to 22.3% at July 1, 2007 from 23.5% at the end of fiscal 2007.

Cash as of July 1, 2007 was $201.4 million, up $51.0 million from the end of fiscal 2007, and total debt was $893.7 million, up $20.7 million since the end of fiscal 2007. Debt net of cash, which includes borrowings to finance the acquisitions of SMC, GSC, Cherry and McWilliams, decreased from $722.6 million at the end of fiscal 2007 to $692.3 million at July 1, 2007, reflecting a decrease of $30.3 million. Adjusting this decrease in net debt for the cash paid to acquire McWilliams in the first quarter ($89.4 million) and cash used for voluntary contributions to its defined benefit pension plans ($58.0 million), the Company generated $177.7 million of positive net cash flow in the quarter, consisting primarily of $202.8 million from operating activities (excluding cash used for voluntary pension contributions) and $25.7 million from the issuance of common stock and related tax benefit, partially offset by capital expenditures of $55.0 million.

Capital spending during fiscal 2008, which is expected to be slightly higher than fiscal 2007 capital spending, will principally provide for additional capacity expansion, cost reduction, and equipment maintenance and upgrades throughout the Company. Company contributions to its defined benefit pension plans are expected to be approximately $75.0 million during fiscal 2008, which includes $58.0 million of voluntary contributions made in the first quarter.

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

There have been no material changes to the Company’s market risk exposure since April 1, 2007.

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

See Note 13, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There has been no material change in the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 31, 2007.

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

PRECISION CASTPARTS CORP. Registrant

DATE: August 10, 2007	/s/ William D. Larsson
William D. Larsson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)