Form 10-Q
period 2007-09-30
PRECISION CASTPARTS CORP
filed 2007-11-09
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

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

Number of shares of Common Stock, no par value, outstanding as of October 30, 2007: 138,126,313

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/30/07	10/01/06
Net sales	$1,727.0	$1,317.7
Cost of goods sold	1,260.8	999.4
Selling and administrative expenses	97.4	85.8
Interest expense, net	13.6	15.1

Income before income taxes and minority interest	355.2	217.4
Income tax expense	120.6	75.1
Minority interest in earnings of consolidated entities	(0.3)	(0.3)

Net income from continuing operations	234.3	142.0
Net income from discontinued operations	1.1	12.8

Net income	$235.4	$154.8

Net income per common share – basic:
Net income from continuing operations	$1.70	$1.05
Net income from discontinued operations	0.01	0.09

	$1.71	$1.14

Net income per common share – diluted:
Net income from continuing operations	$1.67	$1.03
Net income from discontinued operations	0.01	0.10

	$1.68	$1.13

Weighted average common shares outstanding:
Basic	137.9	135.5
Diluted	140.1	137.3

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Six Months Ended
	9/30/07	10/01/06
Net sales	$3,387.1	$2,430.1
Cost of goods sold	2,475.7	1,849.0
Selling and administrative expenses	189.0	160.9
Interest expense, net	26.2	28.3

Income before income taxes and minority interest	696.2	391.9
Income tax expense	235.9	134.6
Minority interest in earnings of consolidated entities	(0.6)	(0.8)

Net income from continuing operations	459.7	256.5
Net income from discontinued operations	2.1	13.4

Net income	$461.8	$269.9

Net income per common share – basic:
Net income from continuing operations	$3.34	$1.89
Net income from discontinued operations	0.01	0.10

	$3.35	$1.99

Net income per common share – diluted:
Net income from continuing operations	$3.29	$1.87
Net income from discontinued operations	0.01	0.10

	$3.30	$1.97

Weighted average common shares outstanding:
Basic	137.7	135.4
Diluted	139.9	137.3

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	9/30/07	4/01/07
ASSETS
Current assets:
Cash and cash equivalents	$212.5	$150.4
Receivables, net	958.6	847.7
Inventories	940.6	876.2
Prepaid expenses	29.9	22.9
Deferred income taxes	124.5	109.0
Discontinued operations	32.8	30.7

Total current assets	2,298.9	2,036.9

Property, plant and equipment, at cost	1,910.2	1,761.1
Less - accumulated depreciation	(822.2)	(759.9)

Net property, plant and equipment	1,088.0	1,001.2

Goodwill	2,353.0	2,088.8
Acquired intangible assets, net	9.4	10.8
Other assets	124.8	117.1
Discontinued operations	4.4	3.9

	$5,878.5	$5,258.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$0.1	$383.1
Long-term debt currently due	170.5	170.7
Accounts payable	598.9	580.5
Accrued liabilities	420.1	435.9
Income taxes payable	77.2	67.1
Discontinued operations	27.9	20.9

Total current liabilities	1,294.7	1,658.2
Long-term debt	741.6	319.2
Pension and other postretirement benefit obligations	276.4	320.5
Other long-term liabilities	164.3	94.5
Deferred tax liability	25.1	26.7
Discontinued operations	3.3	3.4

Total liabilities	2,505.4	2,422.5

Shareholders’ equity:
Common stock	137.9	137.2
Paid-in capital	928.3	878.5
Retained earnings	2,356.2	1,903.2
Accumulated other comprehensive loss	(49.3)	(82.7)

Total shareholders’ equity	3,373.1	2,836.2

	$5,878.5	$5,258.7

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/30/07	10/01/06
Cash flows from operating activities:
Net income	$461.8	$269.9
Net income from discontinued operations	(2.1)	(13.4)
Non-cash items included in net income:
Depreciation and amortization	64.6	54.1
Stock-based compensation expense	18.1	10.2
Deferred income taxes	7.4	0.5
Excess tax benefits on equity instruments issued under share-based payment arrangements	(20.4)	(6.4)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(98.3)	(59.4)
Inventories	3.8	20.8
Other current assets	(3.2)	0.8
Payables, accruals and current taxes	(26.2)	18.8
Retirement benefit obligations	(43.9)	13.6
Other non-current assets and liabilities	(22.4)	(17.0)
Net cash (used) provided by operating activities of discontinued operations	(0.7)	5.5

Net cash provided by operating activities	338.5	298.0

Cash flows from investing activities:
Acquisitions of businesses	(254.2)	(542.0)
Capital expenditures	(108.1)	(73.3)
Proceeds from the sale of businesses	—	33.5
Other	3.9	22.0
Net cash used by investing activities of discontinued operations	(0.3)	(1.3)

Net cash used by investing activities	(358.7)	(561.1)

Cash flows from financing activities:
Net change in short-term borrowings	(0.2)	92.6
Net change in long-term debt	39.1	199.6
Common stock issued	16.6	5.2
Excess tax benefits on equity instruments issued under share-based payment arrangements	20.4	6.4
Cash dividends	(8.3)	(8.1)
Other	(0.1)	6.6
Net cash provided by financing activities of discontinued operations	0.5	2.7

Net cash provided by financing activities	68.0	305.0

Effect of exchange rate changes on cash and cash equivalents	14.3	6.9

Net increase in cash and cash equivalents	62.1	48.8
Cash and cash equivalents at beginning of period	150.4	59.9

Cash and cash equivalents at end of period	$212.5	$108.7

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

During the three and six months ended September 30, 2007 and October 1, 2006, the Company recorded stock-based compensation expense under its stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 1, 2007.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	9/30/07	10/01/06	9/30/07	10/01/06
Cost of goods sold	$2.5	$1.8	$4.9	$3.6
Selling, general and administrative	7.2	3.5	13.2	6.6

Stock-based compensation expense before income taxes	9.7	5.3	18.1	10.2
Income tax benefit	(3.1)	(1.3)	(5.7)	(2.6)

Total stock-based compensation expense after income taxes	$6.6	$4.0	$12.4	$7.6

(3)	Acquisition

On July 5, 2007, PCC acquired the stock of Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and two additional contingent payments of approximately $21.5 million each will be paid over the next two years. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $191.1 million of goodwill and other intangibles. As of September 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

On April 3, 2007, PCC acquired the assets of McWilliams Forge Company, Inc. (“McWilliams”), a privately held company headquartered in Rockaway, New Jersey, for $91.4 million in cash. Founded in 1880, McWilliams is a manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open and closed die forging. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $57.4 million of goodwill and other intangibles. As of September 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

On February 23, 2007, PCC acquired the LLC membership interests of Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”) for $298.1 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. The Cherry acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $250.4 million of goodwill and other intangibles. As of September 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles.

On February 2, 2007, PCC acquired the stock of GSC Foundries, Inc. (“GSC”), a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people at its operations in Ogden, Utah, and Saltillo, Mexico. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment. This transaction resulted in $55.2 million of goodwill and other intangibles. As of September 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles.

On May 25, 2006, PCC completed the acquisition of Special Metals Corporation (“SMC”), a manufacturer of high-performance nickel-based alloys and super alloys. SMC currently provides our forging operations with a limited quantity of nickel-based alloys for manufacturing aerospace components, and it is expected that this internal supply will continue to grow over time. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The transaction was funded through the Company’s credit facilities. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

The allocation of SMC’s purchase price is summarized below:

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

The operating results for the fiscal 2007 acquisitions, including SMC, GSC and Cherry, have been included in the Company’s consolidated statement of operations since the closing date of each acquisition. The following pro forma information presents a summary of the results of operations of the Company assuming these acquisitions had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended	Six Months Ended
	10/01/06	10/01/06
Net sales	$1,354.4	$2,644.8
Net income	$159.5	$280.7
Net income per share-basic	$1.17	$2.07
Net income per share-diluted	$1.16	$2.04

(4)	Discontinued Operations

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

These businesses meet the criteria as a component of an entity under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Condensed Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified. In addition, gains and losses on operations discontinued in prior periods are also included below.

The net income from discontinued operations in the current quarter and year to date consists primarily of operating income from a small foreign business held-for-sale from the acquisition of SMC, partially offset by miscellaneous shutdown expenses at other discontinued operations. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/30/07	10/01/06	9/30/07	10/01/06
Net sales	$10.6	$16.6	$25.1	$31.5
Cost of goods sold	8.0	12.5	19.2	24.2
Selling and administrative expenses	0.6	1.7	1.8	3.1
Interest expense	—	0.3	—	0.5

Net income from discontinued operations before income taxes	2.0	2.1	4.1	3.7
Income tax expense	0.6	3.8	1.4	1.2

Net income (loss) from discontinued operations	1.4	(1.7)	2.7	2.5
Net (loss) gain on disposal	(0.3)	14.5	(0.6)	10.9

Net income from discontinued operations	$1.1	$12.8	$2.1	$13.4

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/30/07	4/01/07
Assets of discontinued operations
Current assets	$32.8	$30.7
Net property, plant and equipment	4.4	3.9

	$37.2	$34.6

Liabilities of discontinued operations
Short-term borrowings	$0.5	$—
Other current liabilities	27.4	20.9
Other liabilities	3.3	3.4

	$31.2	$24.3

(5)	Income Taxes

On April 2, 2007, PCC adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in income tax positions. It prescribes a minimum recognition threshold that an income tax position is required to meet before being recognized in the financial statements. To recognize the financial statement benefits of a particular income tax filing position, it must be determined that it is more likely than not that based on the technical merits of the filing position, the filing position would be sustained upon examination. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions.

As a result of adopting FIN 48, PCC had a decrease in retained earnings of $0.5 million. After considering the impact of FIN 48, the Company’s reserve for unrecognized tax benefits on April 2, 2007 was $40.6 million. Of the total amount of reserves for unrecognized tax benefits, $14.8 million would affect the tax rate if recognized.

The reserve for unrecognized tax benefits as of April 2, 2007 included an accrual for interest and penalties of $6.2 million. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes.

As of adoption, the Company reasonably anticipated $14.0 million of the unrecognized tax benefits will be resolved within one year. These primarily relate to settlement of an audit with the state of Oregon covering fiscal years 1995 through 2005, resolution of certain nexus issues through voluntary disclosure with various states, and settlement of other state audit issues.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”), as well as various state, local, and foreign jurisdictions. As of adoption, the IRS has completed examination of tax years through April 3, 2005. For other significant jurisdictions, the statutes are closed for all tax years through March 31, 2002.

During the quarter ended September 30, 2007, the Company had a net increase in the liability for unrecognized tax benefits of $0.6 million primarily related to additional interest on those items. The amount anticipated to be resolved within the next 12 months is $4.1 million. These are primarily issues that PCC is in the process of negotiating resolution with various taxing jurisdictions.

(6)	Inventories

Inventories consisted of the following:

	9/30/07	4/01/07
Finished goods	$207.7	$178.2
Work-in-process	541.3	509.9
Raw materials and supplies	292.2	253.0

	1,041.2	941.1
LIFO provision	(100.6)	(64.9)

Total inventory	$940.6	$876.2

(7)	Goodwill and Acquired Intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2008, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 30, 2007, were as follows:

	Balance at 4/01/07	Acquired	Currency Translation and Other	Balance at 9/30/07
Investment Cast Products	$354.6	$—	$1.9	$356.5
Forged Products	635.9	248.5	14.6	899.0
Fastener Products	1,098.3	—	(0.8)	1,097.5

Total	$2,088.8	$248.5	$15.7	$2,353.0

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	9/30/07		4/01/07
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$9.0	$2.8	$9.0	$2.2
Proprietary technology	2.3	0.6	2.3	0.5
Tradenames	1.2	0.4	1.2	0.3
Long-term customer agreements	0.2	0.2	0.2	0.2
Backlog	1.5	0.8	1.5	0.2

	$14.2	$4.8	$14.2	$3.4

Amortization expense for acquired intangible assets for the three and six months ended September 30, 2007 was $0.7 million and $1.4 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $2.8 million for fiscal 2008. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2009	$1.3
2010	1.2
2011	0.9
2012	0.8
2013	0.8

(8)	Guarantees

In the ordinary course of business, the Company generally warrants that its products will conform to its customers’ specifications over various time periods. The warranty accrual as of September 30, 2007 and April 1, 2007 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(9)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended		Six Months Ended
	9/30/07	10/01/06	9/30/07	10/01/06
Basic weighted average shares outstanding	137.9	135.5	137.7	135.4
Dilutive stock options	2.2	1.8	2.2	1.9

Average shares outstanding assuming dilution	140.1	137.3	139.9	137.3

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and six months ended September 30, 2007, stock options to purchase 0.1 million shares and 0.1 million shares of common stock, respectively, were not dilutive. For the three and six months ended October 1, 2006, stock options to purchase 1.2 million and 1.1 million shares of common stock, respectively, were not dilutive. These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

(10)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	9/30/07	10/01/06	9/30/07	10/01/06
Net income	$235.4	$154.8	$461.8	$269.9
Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	14.9	16.1	33.6	27.7
Minimum pension liability	—	—	—	—
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax of $0.5, $(2.2), $0.2 and $(2.3), respectively)	(1.0)	6.2	(0.6)	6.5
Reclassification to net income of previously deferred gains and loss (net of income tax of $0, $0.2, $0.1 and $0, respectively	0.4	—	0.5	0.1

Other comprehensive income	14.3	22.3	33.5	34.3

Total comprehensive income	$249.7	$177.1	$495.3	$304.2

Accumulated other comprehensive loss consisted of the following:

	9/30/07	4/01/07
Cumulative unrealized foreign currency translation gains	$140.5	$107.0
Pension and postretirement obligations	(190.1)	(190.1)
Unrealized gain on derivatives	0.3	0.4

Accumulated other comprehensive loss	$(49.3)	$(82.7)

(11)	Financing Arrangements

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

Also available to the Company is a Commercial Paper (“CP”) program in which the Company may issue CP in an amount not to exceed the amount available to be drawn under its Credit Agreement. Outstanding balances under the CP program totaled $431.8 million and $382.9 million as of September 30, 2007 and April 1, 2007, respectively. The CP balance is classified as long-term debt as of September 30, 2007 as the Company has the intent and ability to refinance the obligation on a long-term basis through its existing Credit Agreement.

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

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/30/07	10/01/06	9/30/07	10/01/06
Service cost	$9.0	$9.2	$18.6	$17.9
Interest cost	19.5	18.0	40.4	35.2
Expected return on plan assets	(24.8)	(21.9)	(51.4)	(42.8)
Recognized net actuarial loss	2.9	4.5	6.1	8.8
Amortization of prior service cost	0.8	0.6	1.6	1.2

Net periodic benefit cost	$7.4	$10.4	$15.3	$20.3

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/30/07	10/01/06	9/30/07	10/01/06
Service cost	$0.4	$0.3	$0.8	$0.5
Interest cost	1.9	1.7	3.8	3.1
Recognized net actuarial loss	—	0.3	—	0.6
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$2.2	$2.2	$4.4	$4.0

The Company made contributions to the defined benefit pension plans of $4.1 million and $66.6 million for the three and six months ended September 30, 2007, respectively. Projected contributions are expected to total approximately $75.0 million for fiscal year 2008, of which $58.0 million will be voluntary.

(13)	Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material adverse effect on PCC’s consolidated financial position, results of operations, cash flows or business.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for the Company’s fiscal 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

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

	Three Months Ended
	9/30/07	10/01/06
Net sales:
Investment Cast Products	$552.8	$441.0
Forged Products	793.8	573.2
Fastener Products	380.4	303.5

Consolidated net sales	$1,727.0	$1,317.7

Segment operating income (loss):
Investment Cast Products	$130.4	$97.1
Forged Products	171.9	92.5
Fastener Products	91.5	62.3
Corporate expense	(25.0)	(19.4)

Total segment operating income	368.8	232.5
Interest expense, net	13.6	15.1

Consolidated income before income taxes and minority interest	$355.2	$217.4

	Six Months Ended
	9/30/07	10/01/06
Net sales:
Investment Cast Products	$1,083.1	$869.1
Forged Products	1,549.1	958.4
Fastener Products	754.9	602.6

Consolidated net sales	$3,387.1	$2,430.1

Segment operating income (loss):
Investment Cast Products	$252.8	$189.0
Forged Products	339.4	146.4
Fastener Products	179.0	121.0
Corporate expense	(48.8)	(36.2)

Total segment operating income	722.4	420.2
Interest expense, net	26.2	28.3

Consolidated income before income taxes and minority interest	$696.2	$391.9

(16)	Condensed Consolidating Financial Statements

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million 5.6% Senior Notes due 2013 and $150 million 6.75% Senior Notes due fiscal 2008, as well as the Company’s private notes, bank credit facilities and CP. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of September 30, 2007 and April 1, 2007, statements of operations for the three and six months ended September 30, 2007 and October 1, 2006, and statement of cash flows for the six months ended September 30, 2007 and October 1, 2006. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,400.6	$398.3	$(71.9)	$1,727.0
Cost of goods sold	2.6	1,023.8	306.3	(71.9)	1,260.8
Selling and administrative expenses	22.4	55.4	19.6	—	97.4
Other (income) expense	(0.5)	—	0.5	—	—
Interest (income) expense, net	(10.3)	29.1	(5.2)	—	13.6
Equity in earnings of subsidiaries	(244.1)	(14.0)	—	258.1	—

Income (loss) before income tax and minority interest	229.9	306.3	77.1	(258.1)	355.2
Income tax expense (benefit)	(5.5)	103.3	22.8	—	120.6
Minority interest	—	1.1	(1.4)	—	(0.3)

Net income (loss) from continuing operations	235.4	204.1	52.9	(258.1)	234.3
Net (loss) income from discontinued operations	—	(0.1)	1.2	—	1.1

Net income (loss)	$235.4	$204.0	$54.1	$(258.1)	$235.4

Condensed Consolidating Statements of Operations

Three Months Ended October 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,055.7	$296.7	$(34.7)	$1,317.7
Cost of goods sold	1.8	801.4	230.9	(34.7)	999.4
Selling and administrative expenses	17.6	47.9	20.3	—	85.8
Other expense (income)	4.7	—	(4.7)	—	—
Interest (income) expense, net	(6.3)	26.5	(5.1)	—	15.1
Equity in earnings of subsidiaries	189.4	2.9	—	(192.3)	—

Income (loss) before income tax and minority interest	171.6	182.8	55.3	(192.3)	217.4
Income tax expense	16.8	45.3	13.0	—	75.1
Minority interest	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operations	154.8	137.5	42.0	(192.3)	142.0
Net (loss) income from discontinued operations	—	(0.2)	13.0	—	12.8

Net income (loss)	$154.8	$137.3	$55.0	$(192.3)	$154.8

Condensed Consolidating Statements of Operations

Six Months Ended September 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,739.5	$779.5	$(131.9)	$3,387.1
Cost of goods sold	6.6	1,998.8	602.2	(131.9)	2,475.7
Selling and administrative expenses	43.8	108.2	37.0	—	189.0
Other (income) expense	(0.9)	—	0.9	—	—
Interest (income) expense, net	(17.4)	57.8	(14.2)	—	26.2
Equity in earnings of subsidiaries	(481.4)	(24.1)	—	505.5	—

Income (loss) before income tax and minority interest	449.3	598.8	153.6	(505.5)	696.2
Income tax (benefit) expense	(12.5)	204.8	43.6	—	235.9
Minority interest	—	2.3	(2.9)	—	(0.6)

Net income (loss) from continuing operations	461.8	396.3	107.1	(505.5)	459.7
Net (loss) income from discontinued operations	—	(0.1)	2.2	—	2.1

Net income (loss)	$461.8	$396.2	$109.3	$(505.5)	$461.8

Condensed Consolidating Statements of Operations

Six Months Ended October 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,948.8	$541.2	$(59.9)	$2,430.1
Cost of goods sold	3.6	1,480.6	424.7	(59.9)	1,849.0
Selling and administrative expenses	32.4	93.8	34.7	—	160.9
Other expense (income)	4.0	—	(4.0)	—	—
Interest (income) expense, net	(9.9)	46.7	(8.5)	—	28.3
Equity in earnings of subsidiaries	287.8	9.1	—	(296.9)	—

Income (loss) before income tax and minority interest	257.7	336.8	94.3	(296.9)	391.9
Income tax (benefit) expense	(12.2)	122.1	24.7	—	134.6
Minority interest	—	—	(0.8)	—	(0.8)

Net income (loss) from continuing operations	269.9	214.7	68.8	(296.9)	256.5
Net (loss) income from discontinued operations	—	(3.8)	17.2	—	13.4

Net income (loss)	$269.9	$210.9	$86.0	$(296.9)	$269.9

Condensed Consolidating Balance Sheets

September 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$18.3	$—	$194.2	$—	$212.5
Receivables	34.7	967.2	598.3	(641.6)	958.6
Inventories	—	689.9	250.7	—	940.6
Prepaid expenses	6.3	13.1	10.5	—	29.9
Income tax receivable	—	—	—	—	—
Deferred income taxes	21.1	79.6	23.8	—	124.5
Discontinued operations	—	11.1	74.4	(52.7)	32.8

Total current assets	80.4	1,760.9	1,151.9	(694.3)	2,298.9

Property, plant and equipment, net	43.3	751.8	292.9	—	1,088.0
Goodwill, net	—	1,738.3	614.7	—	2,353.0
Deferred income taxes	49.9	—	11.8	(61.7)	—
Investments in subsidiaries	4,771.6	410.4	(11.8)	(5,170.2)	—
Other assets	94.3	16.2	23.7	—	134.2
Discontinued operations	—	0.3	4.1	—	4.4

	$5,039.5	$4,677.9	$2,087.3	$(5,926.2)	$5,878.5

Liabilities and Shareholders Investment

Current liabilities:
Short-term borrowings	$—	$—	$0.1	$—	$0.1
Long-term debt currently due	169.2	1.1	0.2	—	170.5
Accounts payable	552.7	412.8	327.7	(694.3)	598.9
Accrued liabilities	26.8	283.6	110.8	(1.1)	420.1
Income taxes payable	33.6	2.3	41.3	—	77.2
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	—	27.9	—	27.9

Total current liabilities	782.3	699.8	508.0	(695.4)	1,294.7

Long-term debt	732.8	8.4	0.4	—	741.6
Pension and other postretirement benefit obligations	123.6	141.0	11.8	—	276.4
Deferred tax liability	—	86.8	—	(61.7)	25.1
Other long-term liabilities	27.7	102.8	33.8	—	164.3
Discontinued operations	—	1.2	2.1	—	3.3
Shareholders’ equity:
Common stock and paid-in capital	1,066.2	2,374.1	1,145.0	(3,519.1)	1,066.2
Retained earnings	2,356.2	1,330.2	324.8	(1,655.0)	2,356.2
Accumulated other comprehensive loss	(49.3)	(66.4)	61.4	5.0	(49.3)

Total shareholders’ investment	3,373.1	3,637.9	1,531.2	(5,169.1)	3,373.1

	$5,039.5	$4,677.9	$2,087.3	$(5,926.2)	$5,878.5

Condensed Consolidating Balance Sheets

April 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$7.6	$124.7	$—	$150.4
Receivables, net	35.5	686.0	576.6	(450.4)	847.7
Inventories	—	665.7	210.5	—	876.2
Prepaid expenses	4.7	6.9	11.3	—	22.9
Deferred income taxes	7.0	75.8	26.2	—	109.0
Discontinued operations	—	10.8	71.1	(51.2)	30.7

Total current assets	65.3	1,452.8	1,020.4	(501.6)	2,036.9

Property, plant and equipment, net	32.5	695.6	273.1	—	1,001.2
Goodwill, net	—	1,651.7	437.1	—	2,088.8
Deferred income taxes	47.7	—	10.8	(58.5)	—
Investments in subsidiaries	4,144.6	320.5	—	(4,465.1)	—
Other assets	7.4	16.1	92.8	11.6	127.9
Discontinued operations	—	0.3	3.6	—	3.9

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$382.9	$—	$0.2	$—	$383.1
Long-term debt currently due	169.4	1.1	0.2	—	170.7
Accounts payable	374.9	414.0	293.2	(501.6)	580.5
Accrued liabilities	33.6	318.0	85.4	(1.1)	435.9
Income taxes payable	47.5	—	19.6	—	67.1
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	—	20.9	—	20.9

Total current liabilities	1,008.3	733.1	419.5	(502.7)	1,658.2

Long-term debt	310.1	9.0	0.1	—	319.2
Pension and other postretirement benefit obligations	142.9	164.2	13.4	—	320.5
Deferred tax liability	—	85.2	—	(58.5)	26.7
Other long-term liabilities	—	83.4	11.1	—	94.5
Discontinued operations	—	—	3.4	—	3.4
Shareholders’ equity:
Common stock and paid-in capital	1,015.7	2,194.3	1,145.2	(3,339.5)	1,015.7
Retained earnings	1,903.2	934.0	215.5	(1,149.5)	1,903.2
Accumulated other comprehensive loss	(82.7)	(66.2)	29.6	36.6	(82.7)

Total shareholders’ equity	2,836.2	3,062.1	1,390.3	(4,452.4)	2,836.2

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$55.6	$64.1	$218.8	$—	$338.5

Acquisitions of businesses	(113.3)	1.2	(142.1)	—	(254.2)
Capital expenditures	(13.1)	(73.0)	(22.0)	—	(108.1)
Other	0.9	1.3	1.7	—	3.9
Net cash used by investing activities of discontinued operations	—	—	(0.3)	—	(0.3)

Net cash used by investing activities	(125.5)	(70.5)	(162.7)	—	(358.7)

Net change in short-term borrowings	—	(0.2)	—	—	(0.2)
Issuance of long-term debt	39.6	(0.4)	(0.1)	—	39.1
Common stock issued	16.6	—	—	—	16.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	20.4	—	—	—	20.4
Cash dividends	(8.3)	—	—	—	(8.3)
Other	1.8	(0.6)	(1.3)	—	(0.1)
Net cash provided by financing activities of discontinued operations	—	—	0.5	—	0.5

Net cash provided (used) by financing activities	70.1	(1.2)	(0.9)	—	68.0

Effect of exchange rate changes on cash and cash equivalents	—	—	14.3	—	14.3

Net increase (decrease) in cash and cash equivalents	0.2	(7.6)	69.5	—	62.1
Cash and cash equivalents at beginning of period	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of period	$18.3	$—	$194.2	$—	$212.5

Condensed Consolidating Statements of Cash Flows

Six Months Ended October 1, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used)by operating activities	$328.7	$21.6	$(52.3)	$—	$298.0

Acquisitions of businesses	(564.3)	12.9	9.4	—	(542.0)
Capital expenditures	(2.4)	(53.5)	(17.4)	—	(73.3)
Proceeds from the sale of businesses	33.5	—	—	—	33.5
Other	—	16.4	5.6	—	22.0
Net cash used by investing activities of discontinued operations	—	—	(1.3)	—	(1.3)

Net cash used by investing activities	(533.2)	(24.2)	(3.7)	—	(561.1)

Net change in short-term borrowings	—	—	92.6	—	92.6
Issuance of long-term debt	200.7	(1.1)	—	—	199.6
Common stock issued	5.2	—	—	—	5.2
Excess tax benefits on equity instruments issued under share-based payment arrangements	6.4	—	—	—	6.4
Cash dividends	(8.1)	—	—	—	(8.1)
Other	(0.3)	3.7	3.2	—	6.6
Net cash provided by financing activities of discontinued operations	—	—	2.7	—	2.7

Net cash provided by financing activities	203.9	2.6	98.5	—	305.0

Effect of exchange rate changes on cash and cash equivalents	—	—	6.9	—	6.9

Net (decrease) increase in cash and cash equivalents	(0.6)	—	49.4	—	48.8
Cash and cash equivalents at beginning of period	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of period	$10.0	$—	$98.7	$—	$108.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between the Three Months Ended September 30, 2007 and October 1, 2006

	Three Months Ended		Increase/(Decrease)
(In millions, except per share data)	9/30/07	10/01/06	$	%
Net sales	$1,727.0	$1,317.7	$409.3	31.1%
Cost of goods sold	1,260.8	999.4	261.4	26.2
Selling and administrative expenses	97.4	85.8	11.6	13.5
Interest expense, net	13.6	15.1	(1.5)	(9.9)

Income before income taxes and minority interest	355.2	217.4	137.8	63.4
Income tax expense	120.6	75.1	45.5	60.6
Effective tax rate	34.0%	34.5%
Minority interest	(0.3)	(0.3)	—	—

Net income from continuing operations	234.3	142.0	92.3	65.0
Net income from discontinued operations	1.1	12.8	(11.7)	(91.4)

Net income	$235.4	$154.8	$80.6	52.1%

Net income per share from continuing operations – diluted	$1.67	$1.03	$0.64	62.1%
Net income per share from discontinued operations – diluted	0.01	0.10	(0.09)	(90.0)

Net income per share - diluted	$1.68	$1.13	$0.55	48.7%

Sales for the second quarter of fiscal 2008 were $1,727.0 million, up $409.3 million from $1,317.7 million in the same quarter last year. The acquisitions of GSC, Cherry, McWilliams and Caledonian collectively contributed $92.5 million, or 22.6 percent of the total year-over-year increase. The increase in base business sales was principally driven by continuing strong conditions in PCC’s core aerospace and power generation markets. In addition, contractual material pass-through pricing increased sales by approximately $115 million this year versus approximately $70 million last year. With regard to growth in the commercial aircraft industry, forecasts from The Airline Monitor as of July 2007 indicate aircraft deliveries are expected to increase approximately 8 percent in calendar year 2007 from calendar year 2006 and are forecast to increase approximately 17 percent in calendar year 2008. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during the second half of fiscal 2006.

Net income from continuing operations for the second quarter of fiscal 2008 was $234.3 million, or $1.67 per share (diluted). By comparison, net income from continuing operations for the second quarter of fiscal 2007 was $142.0 million, or $1.03 per share (diluted). Net income (after discontinued operations) for the second quarter of fiscal 2008 was $235.4 million, or $1.68 per share (diluted), compared with net income of $154.8 million, or $1.13 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2008 was $13.6 million, compared with $15.1 million for the second quarter of last year. The lower expense is primarily due to reduced debt levels compared to the same quarter last year, and lower borrowing rates associated with the Company’s commercial paper program, which became effective in the third quarter of fiscal 2007.

The effective tax rate for the second quarter of fiscal 2008 was 34.0 percent, 0.5 percentage points lower than the 34.5 percent effective rate in the same quarter last year. The slight decrease in the tax rate was due to a larger U.S. manufacturing deduction and a reduction in overall state taxes, partially offset by the elimination of the extraterritorial income exclusion benefit and the impact of the recently enacted United Kingdom tax rate reduction on deferred taxes.

Restructuring

PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets served by the Company. There were no restructuring or asset impairment charges in the periods presented.

Business Acquisitions

On July 5, 2007, PCC acquired the stock of Caledonian Alloys Group Limited (“Caledonian”) for $208.1 million in cash, of which $165.1 million was paid at close, and two additional contingent payments of approximately $21.5 million each will be paid over the next two years. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. PCC financed the acquisition with cash on hand and its existing credit facilities.

On April 3, 2007, PCC acquired the assets of McWilliams, a privately held-company headquartered in Rockaway, New Jersey, for $91.4 million in cash. Founded in 1880, McWilliams is a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. The company, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open and closed die forging. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.

On February 23, 2007, PCC acquired the LLC membership interests of Cherry from Acument Global Technologies, Inc. (“Acument”) for $298.1 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. Cherry fills a gap in our product line of critical aerospace fasteners and opens up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On February 2, 2007, PCC acquired the stock of GSC, a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people at its operations in Ogden, Utah and Saltillo, Mexico. GSC enhances our small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment.

On May 25, 2006, PCC completed the acquisition of SMC, a manufacturer of high-performance nickel-based alloys and super alloys. SMC currently provides our forging operations with a limited quantity of nickel-based alloys for manufacturing aerospace components, and it is expected that this internal supply will continue to grow over time. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The transaction was funded through the Company’s credit facilities. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

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

The net income from discontinued operations was $1.1 million, or $0.01 per share (diluted) in the second quarter of fiscal 2008 compared with net income of $12.8 million, or $0.10 per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of operating income from a small foreign business held-for-sale from the acquisition of SMC, partially offset by miscellaneous shutdown expenses at other discontinued operations. The net income from discontinued operations in the second quarter of last year consists primarily of the gain on the sale of Wyman-Gordon’s FRISA business.

Results of Operations by Segment – Comparison Between the Three Months Ended September 30, 2007 and October 1, 2006

	Three Months Ended		Increase/(Decrease)
(In millions, except per share data)	9/30/07	10/01/06	$	%
Net sales:
Investment Cast Products	$552.8	$441.0	$111.8	25.4%
Forged Products	793.8	573.2	220.6	38.5
Fastener Products	380.4	303.5	76.9	25.3

Consolidated net sales	$1,727.0	$1,317.7	$409.3	31.1%

Segment operating income (loss):
Investment Cast Products	$130.4	$97.1	$33.3	34.3%
% of sales	23.6%	22.0%
Forged Products	171.9	92.5	79.4	85.8
% of sales	21.7%	16.1%
Fastener Products	91.5	62.3	29.2	46.9
% of sales	24.1%	20.5%
Corporate expense	(25.0)	(19.4)	(5.6)	(28.9)

Consolidated segment operating income	368.8	232.5	$136.3	58.6%
% of sales	21.4%	17.6%
Interest expense, net	13.6	15.1

Income before income taxes and minority interest	$355.2	$217.4

Investment Cast Products

Investment Cast Products’ sales increased 25.4 percent from $441.0 million in the second quarter of fiscal 2007 to $552.8 million this year. Operating income increased 34.3 percent from $97.1 million in the second quarter of fiscal 2007 to $130.4 million in the same quarter this year, while operating income as a percent of sales increased from 22.0 percent to 23.6 percent of sales. The year-over-year increase in sales, which includes the GSC acquisition, reflects strengthened commercial and military aerospace markets, increased demand in aerospace OEM and aftermarket businesses and growth in the IGT markets. Sales also include approximately $23 million of higher contractual pricing related to pass-through of increased material costs in the second quarter of fiscal 2008 compared to approximately $11 million in the same period last year. The increase in operating income reflected the impact of the higher sales volume and improved performance, partially offset by the impact of higher raw material costs, mainly nickel, which has increased approximately 14 percent on the London Metal Exchange (“LME”) compared to the same quarter last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volumes and improved manufacturing performance, partially offset by the impact of higher raw material costs and contractual pass-through pricing. Contractual material pass-through pricing diluted operating margins by 1.0 percentage points in the second quarter of fiscal 2008 compared to 0.6 percentage points in the same period a year ago.

Sales within this segment are expected to continue to benefit from increased demand from commercial aerospace customers and renewed strength in the power generation market through the remainder of fiscal 2008. The segment will also benefit from a full year of operations from GSC. To support higher aerospace and IGT production schedules going forward, the segment plans to increase manufacturing capacity by making significant capital investments over the next 12 to 15 months.

Forged Products

Forged Products’ sales were $793.8 million for the quarter, an increase of 38.5 percent, compared to sales of $573.2 million in the second quarter of fiscal 2007. Operating income increased 85.8 percent from $92.5 million in the second quarter of fiscal 2007 to $171.9 million in the same quarter this year, while operating income as a percent of sales increased from 16.1 percent to 21.7 percent of sales. The increase in sales reflects the addition of sales from Caledonian and McWilliams, as well as increased demand for aerospace products and continued penetration into the Asian power generation market. In addition, higher contractual pricing related to pass-through of increased raw material costs accounted for approximately $88 million of sales in the second quarter of fiscal 2008 compared to $54 million in the same period last year. Operating income as a percent of sales continued to benefit from significant margin improvements associated with the SMC businesses, as well as increased sales volume of higher margin power generation products and the impact of successful cost-reduction initiatives. These improvements were partially offset by inefficiencies related to a planned six-week shutdown of the 50,000 ton forging press in Grafton, MA, and a brief strike in Houston, TX. In addition, higher material costs, primarily nickel, which has increased approximately 14 percent on the LME since the second quarter of fiscal 2007, diluted operating margins by 2.6 percentage points in the current quarter compared to 1.7 percentage points the same period a year ago.

Sales for the remainder of fiscal 2008 within the Forged Products segment are expected to increase from the addition of the McWilliams and Caledonian acquisitions. Organic sales are expected to benefit from continuing strength in the commercial aerospace and power generation markets, and from SMC’s market share gains in non-aerospace markets. Future sales growth for the segment is expected to moderate as SMC increases the quantity of alloys it provides internally to the Company’s forging operations.

Fastener Products

The Fastener Products segment reported $380.4 million of sales with operating income of $91.5 million, or 24.1 percent of sales, in the second quarter of fiscal 2008, compared to sales of $303.5 million and operating income of $62.3 million, or 20.5 percent of sales, in the second quarter of fiscal 2007. The increase in sales, which includes the recent Cherry acquisition, was primarily due to the favorable impact of strong aerospace sales, which increased 22 percent organically over the second quarter of last year. This increase was partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the higher sales volume and continued efforts to reduce costs and improve manufacturing processes.

Sales within this segment are expected to grow at a rate equal to or better than the segment’s two primary end markets of aerospace and power generation.

Consolidated Results of Operations—Comparison Between the Six Months Ended September 30, 2007 and October 1, 2006

	Six Months Ended		Increase/(Decrease)
(In millions, except per share data)	9/30/07	10/01/06	$	%
Net sales	$3,387.1	$2,430.1	$957.0	39.4%
Cost of goods sold	2,475.7	1,849.0	626.7	33.9
Selling and administrative expenses	189.0	160.9	28.1	17.5
Interest expense, net	26.2	28.3	(2.1)	(7.4)

Income before income taxes and minority interest	696.2	391.9	304.3	77.6
Income tax expense	235.9	134.6	101.3	75.3
Effective tax rate	33.9%	34.3%
Minority interest	(0.6)	(0.8)	0.2	25.0

Net income from continuing operations	459.7	256.5	203.2	79.2
Net income from discontinued operations	2.1	13.4	(11.3)	(84.3)

Net income	$461.8	$269.9	$191.9	71.1%

Net income per share from continuing operations – diluted	$3.29	1.87	$1.42	75.9%
Net income per share from discontinued operations – diluted	0.01	0.10	(0.09)	(90.0)

Net income per share - diluted	$3.30	$1.97	$1.33	67.5%

Sales for the first six months of fiscal 2008 were $3,387.1 million, up $957.0 million from $2,430.1 million in the same period last year. The acquisitions of GSC, Cherry, McWilliams and Caledonian collectively contributed $160.2 million, or 17 percent of the total year-over-year increase. The increase in base business sales benefited from continuing strong conditions in PCC’s core aerospace and power generation markets. In addition, material pass-through pricing increased sales by approximately $223 million this year versus approximately $128 million last year. According to The Airline Monitor as of July 2007, aircraft deliveries are expected to increase approximately 8 percent in calendar year 2007 from calendar year 2006 and are forecast to increase approximately 17 percent in calendar year 2008. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during the second half of fiscal 2006.

Net income from continuing operations for the first six months of fiscal 2008 was $459.7 million, or $3.29 per share (diluted), compared to net income from continuing operations for the first six months of fiscal 2007 of $256.5 million, or $1.87 per share (diluted). Net income (after discontinued operations) for the first six months of fiscal 2008 was $461.8 million, or $3.30 per share (diluted), compared with net income of $269.9 million, or $1.97 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the six months ended September 30, 2007 was $26.2 million, as compared with $28.3 million for the same period last year. The slightly lower expense is primarily due to reduced debt levels compared to the same quarter last year, and lower borrowing rates associated with the Company’s commercial paper program, which became effective in the third quarter of fiscal 2007.

The effective tax rate for the first six months of fiscal 2008 was 33.9 percent, as compared with 34.3 percent for the six months ended October 1, 2006. The slight decrease in the tax rate was due to a larger U.S. manufacturing deduction, settlement of an Oregon income tax audit, and a reduction in overall state taxes, partially offset by the elimination of the extraterritorial income exclusion benefit and the impact of the recently enacted United Kingdom tax rate reduction on deferred taxes.

Discontinued Operations

The net income from discontinued operations was $2.1 million, or $0.01 per share (diluted), for the six months ended September 30, 2007 compared with net income of $13.4 million, or $0.10 per share diluted), in the same period last year. The net income from discontinued operations in the first six months of fiscal 2008 consists primarily of operating income from a small foreign business held-for-sale from the acquisition of SMC, partially offset by miscellaneous shutdown expenses at other discontinued operations. The net income from discontinued operations in the first half of last year principally reflects the gain on the sale of Wyman-Gordon’s FRISA business.

Results of Operations by Segment – Comparison Between the Six Months Ended September 30, 2007 and October 1, 2006

	Six Months Ended		Inc/(Dec)
	9/30/07	10/01/06	$	%
Net sales:
Investment Cast Products	$1,083.1	$869.1	$214.0	24.6%
Forged Products	1,549.1	958.4	590.7	61.6
Fastener Products	754.9	602.6	152.3	25.3

Consolidated net sales	$3,387.1	$2,430.1	$957.0	39.4%

Operating income (loss):
Investment Cast Products	$252.8	$189.0	$63.8	33.8%
% of sales	23.3%	21.7%
Forged Products	339.4	146.4	193.0	131.8
% of sales	21.9%	15.3%
Fastener Products	179.0	121.0	58.0	47.9
% of sales	23.7%	20.1%
Corporate expense	(48.8)	(36.2)	(12.6)	(34.8)

Consolidated segment operating income	722.4	420.2	$302.2	71.9%
% of sales	21.3%	17.3%
Interest expense, net	26.2	28.3

Income before income taxes and minority interest	$696.2	$391.9

Investment Cast Products

Investment Cast Products’ sales increased 24.6 percent from $869.1 million in the first six months of fiscal 2007 to $1,083.1 million this year. Operating income for the segment increased 33.8 percent, from $189.0 million, or 21.7 percent of sales, a year ago to $252.8 million, or 23.3 percent of sales, in the first six months of fiscal 2008. The increase in sales was driven by continued strength in the aerospace and power generation markets, with improved commercial aerospace build rates and solid aftermarket growth as well as market share gains and the addition of GSC. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly nickel, which has increased approximately 63 percent on the LME compared to the same period last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing, which diluted operating margins by 1.1 percentage points in the first half of fiscal 2008 compared to 0.5 percentage points in the same period a year ago.

Forged Products

Forged Products’ sales were $1,549.1 million for the first six months of fiscal 2008, an increase of 61.6 percent, compared to sales of $958.4 million in the same period last year. Operating income increased 131.8 percent from $146.4 million, or 15.3 percent of sales, in the first six months of fiscal 2007 to $339.4 million, or 21.9 percent of sales, this year. The increase in sales reflects the addition of sales from Caledonian and McWilliams, and a full six months of SMC, in addition to increased demand for aerospace products and extruded pipe in the base businesses. The first six months of fiscal 2008 also included approximately $166 million related to pass-through of higher material costs versus approximately $99 million in the same period last year. Operating income as a percent of sales benefited in the current quarter from the increased sales volume and the impact of successful cost-reduction initiatives, partially offset by higher material costs, mainly nickel, which has increased approximately 63 percent on the LME since the first half of fiscal 2007. Contractual material pass-through pricing diluted operating margins by 2.6 percentage points in the first half of fiscal 2008 compared to 1.7 percentage points in the same period a year ago.

Fastener Products

The Fastener Products segment reported $754.9 million of sales with operating income of $179.0 million, or 23.7 percent of sales, in the first half of fiscal 2008, compared to sales of $602.6 million and operating income of $121.0 million, or 20.1 percent of sales in the same period last year. The increase in sales, which includes the Cherry acquisition, was driven by continued strength in the aerospace markets, resulting in a 24 percent increase in organic aerospace sales over the same period a year ago. This increase was partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from the higher margin aerospace business and the impact of continued cost take-outs and improved manufacturing processes.

Changes in Financial Condition and Liquidity

Total assets of $5,878.5 million at September 30, 2007 represented a $619.8 million increase from the $5,258.7 million balance at April 1, 2007, principally reflecting the addition of assets from the McWilliams acquisition ($113.3 million) and the Caledonian acquisition ($253.3 million), in addition to increased inventories and receivables to support revenue growth. Total capitalization at September 30, 2007 was $4,285.8 million, consisting of $912.7 million of debt and $3,373.1 million of equity. The debt-to-capitalization ratio improved to 21.3 percent at September 30, 2007 from 23.5 percent at the end of fiscal 2007.

Cash as of September 30, 2007 was $212.5 million, up $62.1 million from the end of fiscal 2007, and total debt was $912.7 million, up $39.7 million since the end of fiscal 2007. Debt net of cash, which includes borrowings to finance the acquisitions of SMC, GSC, Cherry, McWilliams and Caledonian, decreased from $722.6 million at the end of fiscal 2007 to $700.2 million at September 30, 2007, reflecting a decrease of $22.4 million. Adjusting this decrease in net debt for the cash paid for acquisitions ($254.2 million), the Company generated $276.6 million of positive net cash flow in the first half of the year, consisting primarily of $338.5 million from operating activities and $37.0 million from the issuance of common stock and related tax benefit, partially offset by capital expenditures of $108.1 million.

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

PCC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to Company management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on August 14, 2007.

(c)	The Shareholders voted as follows on the following matters:

1.	Election of Directors. The voting results for each nominee is as follows:

Nominee	Votes For	Votes Withheld
Peter R. Bridenbaugh	121,066,657	6,018,799
Daniel J. Murphy	123,882,563	3,202,893
Steven G. Rothmeier	122,232,577	4,852,879
Rick Schmidt	122,828,007	4,257,449

Mr. Bridenbaugh, Mr. Murphy and Mr. Rothmeier were elected to serve three-year terms; Mr. Schmidt was elected to serve a two-year term.

2	Approving the Executive Performance Incentive Plan. The voting result is as follows:

Votes For	Votes Against	Votes Withheld
107,193,639	7,083,828	822,760

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Time Sharing Agreement dated October 23, 2007 between Precision Castparts Corp. and Mark Donegan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: November 9, 2007	/s/ William D. Larsson
William D. Larsson
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)