Form 10-Q
period 2007-12-30
PRECISION CASTPARTS CORP
filed 2008-02-08
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended December 30, 2007

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

Number of shares of Common Stock, no par value, outstanding as of January 30, 2008: 138,933,502

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	12/30/07	12/31/06
Net sales	$1,696.6	$1,382.6
Cost of goods sold	1,232.3	1,049.5
Selling and administrative expenses	90.8	86.9
Interest expense, net	10.1	12.3

Income before income taxes and minority interest	363.4	233.9
Income tax expense	120.9	75.6
Minority interest in earnings of consolidated entities	(0.3)	(0.4)

Net income from continuing operations	242.2	157.9
Net income from discontinued operations	4.3	0.8

Net income	$246.5	$158.7

Net income per common share – basic:
Net income from continuing operations	$1.75	$1.16
Net income from discontinued operations	0.03	0.01

	$1.78	$1.17

Net income per common share – diluted:
Net income from continuing operations	$1.73	$1.14
Net income from discontinued operations	0.03	0.01

	$1.76	$1.15

Weighted average common shares outstanding:
Basic	138.3	136.1
Diluted	140.4	138.1

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share data)

	Nine Months Ended
	12/30/07	12/31/06
Net sales	$5,078.7	$3,810.2
Cost of goods sold	3,704.9	2,897.0
Selling and administrative expenses	279.4	247.5
Interest expense, net	36.3	40.6

Income before income taxes and minority interest	1,058.1	625.1
Income tax expense	356.2	210.0
Minority interest in earnings of consolidated entities	(0.9)	(1.2)

Net income from continuing operations	701.0	413.9
Net income from discontinued operations	7.3	14.7

Net income	$708.3	$428.6

Net income per common share – basic:
Net income from continuing operations	$5.08	$3.05
Net income from discontinued operations	0.06	0.11

	$5.14	$3.16

Net income per common share – diluted:
Net income from continuing operations	$5.00	$3.01
Net income from discontinued operations	0.06	0.10

	$5.06	$3.11

Weighted average common shares outstanding:
Basic	137.9	135.6
Diluted	140.1	137.6

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	12/30/07	4/01/07
ASSETS
Current assets:
Cash and cash equivalents	$176.5	$150.4
Receivables, net	961.5	846.8
Inventories	956.7	872.6
Prepaid expenses	25.4	22.9
Deferred income taxes	93.9	109.1
Discontinued operations	40.6	35.1

Total current assets	2,254.6	2,036.9

Property, plant and equipment, at cost	1,941.7	1,757.5
Less - accumulated depreciation	(847.8)	(759.7)

Net property, plant and equipment	1,093.9	997.8

Goodwill	2,349.5	2,088.8
Acquired intangible assets, net	8.7	10.8
Other assets	127.6	117.1
Discontinued operations	7.9	7.3

	$5,842.2	$5,258.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$150.1	$383.1
Long-term debt currently due	20.5	170.7
Accounts payable	566.2	580.2
Accrued liabilities	420.0	435.9
Income taxes payable	58.4	67.1
Discontinued operations	25.3	21.2

Total current liabilities	1,240.5	1,658.2
Long-term debt	476.1	319.2
Pension and other postretirement benefit obligations	278.7	320.5
Other long-term liabilities	158.3	94.5
Deferred tax liability	21.9	25.4
Discontinued operations	4.3	4.7

Total liabilities	2,179.8	2,422.5

Shareholders’ equity:
Common stock: $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 138,542,833 and 137,208,948	138.5	137.2
Paid-in capital	977.0	878.5
Retained earnings	2,598.6	1,903.2
Accumulated other comprehensive loss	(51.7)	(82.7)

Total shareholders’ equity	3,662.4	2,836.2

	$5,842.2	$5,258.7

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	12/30/07	12/31/06
Cash flows from operating activities:
Net income	$708.3	$428.6
Net income from discontinued operations	(7.3)	(14.7)
Non-cash items included in net income:
Depreciation and amortization	97.8	83.2
Stock-based compensation expense	26.9	17.7
Deferred income taxes	36.4	(3.2)
Excess tax benefits on equity instruments issued under share-based payment arrangements	(38.9)	(20.7)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(101.9)	(106.8)
Inventories	(15.7)	70.5
Other current assets	1.3	(4.0)
Payables, accruals and current taxes	(59.6)	42.9
Retirement benefit obligations	(38.4)	18.8
Other non-current assets and liabilities	(31.6)	(49.0)
Net cash (used) provided by operating activities of discontinued operations	(1.6)	3.5

Net cash provided by operating activities	575.7	466.8

Cash flows from investing activities:
Acquisitions of businesses	(254.2)	(542.0)
Capital expenditures	(154.9)	(152.6)
Proceeds from the sale of businesses	—	34.3
Other	7.8	27.1
Net cash used by investing activities of discontinued operations	(0.3)	(1.5)

Net cash used by investing activities	(401.6)	(634.7)

Cash flows from financing activities:
Net change in short-term borrowings	149.8	297.9
Net change in long-term debt	(376.4)	(122.5)
Common stock issued	37.6	24.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	38.9	20.7
Cash dividends	(12.4)	(12.2)
Other	(2.1)	2.3
Net cash provided by financing activities of discontinued operations	—	2.7

Net cash (used) provided by financing activities	(164.6)	213.5

Effect of exchange rate changes on cash and cash equivalents	16.6	19.8

Net increase in cash and cash equivalents	26.1	65.4
Cash and cash equivalents at beginning of period	150.4	59.9

Cash and cash equivalents at end of period	$176.5	$125.3

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

During the three and nine months ended December 30, 2007 and December 31, 2006, the Company recorded stock-based compensation expense under its stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended April 1, 2007.

The following table sets forth total stock-based compensation expense and the related tax benefit recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	12/30/07	12/31/06	12/30/07	12/31/06
Cost of goods sold	$3.1	$2.0	$8.0	$5.6
Selling, general and administrative	5.7	5.5	18.9	12.1

Stock-based compensation expense before income taxes	8.8	7.5	26.9	17.7
Income tax benefit	(2.7)	(2.0)	(8.4)	(4.6)

Total stock-based compensation expense after income taxes	$6.1	$5.5	$18.5	$13.1

(3)	Acquisition

On July 5, 2007, PCC acquired the stock of Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and two additional contingent payments of approximately $21.5 million each will be paid over the two years subsequent to acquisition. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $191.5 million of goodwill and other intangibles. As of December 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles. The impact of this acquisition was not material to the Company’s consolidated results of operations; consequently, pro forma information has not been included.

On April 3, 2007, PCC acquired the assets of McWilliams Forge Company, Inc. (“McWilliams”), a privately held company headquartered in Rockaway, New Jersey, for $91.4 million in cash. Founded in 1880, McWilliams is a manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open and closed die forging. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $57.6 million of goodwill and other intangibles. As of December 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles. The impact of this acquisition was not material to the Company’s results of operations; consequently, pro forma information has not been included.

On February 23, 2007, PCC acquired the LLC membership interests of Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”) for $298.1 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. The Cherry acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $250.4 million of goodwill and other intangibles. As of December 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles.

On February 2, 2007, PCC acquired the stock of GSC Foundries, Inc. (“GSC”), a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people at its operations in Ogden, Utah, and Saltillo, Mexico. The Mexico operation was closed subsequent to the acquisition. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment. This transaction resulted in $55.4 million of goodwill and other intangibles. As of December 30, 2007, the purchase price allocation is subject to further refinement as analyses are completed, including the valuation of intangibles.

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

The allocation of SMC’s purchase price is summarized below:

5/25/06
Current assets	$627.2
Property, plant and equipment	165.9
Goodwill	118.9
Intangible assets	5.5
Other assets	16.6

Total assets acquired	934.1

Notes payable and current portion long-term debt	1.2

Accounts payable and other current liabilities	236.4
Long-term debt	1.6
Other long-term liabilities	146.8

Total liabilities assumed	386.0

Net assets acquired	$548.1

Acquired intangible assets of $5.5 million include patents totaling $5.2 million with an 8-year weighted average useful life and a license agreement valued at $0.3 million with a 3-year useful life. The $118.9 million of goodwill was assigned to the Forged Products segment and is not deductible for tax purposes.

The operating results for the fiscal 2007 acquisitions, including SMC, GSC and Cherry, have been included in the Company’s consolidated statement of operations since the closing date of each acquisition. The following pro forma information presents a summary of the results of operations of the Company assuming these acquisitions had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had these acquisitions been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended	Nine Months Ended
	12/31/06	12/31/06
Net sales	$1,421.4	$4,062.8
Net income	$163.3	$444.0
Net income per share-basic	$1.20	$3.27
Net income per share-diluted	$1.19	$3.23

(4)	Discontinued Operations

In the third quarter of fiscal 2008, the Company entered into an agreement to sell the Shape Memory Alloys (“SMA”) business that was purchased with the SMC acquisition. SMA has been reclassified from the Forged Products segment to discontinued operations. The sale of SMA was completed in the fourth quarter of fiscal 2008.

Also subsequent to quarter-end, PCC completed the sale of Rescal, a small foreign business held-for-sale from the acquisition of SMC.

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

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/30/07	12/31/06	12/30/07	12/31/06
Net sales	$13.2	$10.7	$43.3	$44.7
Cost of goods sold	10.8	8.2	33.2	33.9
Selling and administrative expenses	1.6	0.7	3.7	4.1
Interest (income) expense	(0.1)	—	(0.1)	0.5

Net income from discontinued operations before income taxes	0.9	1.8	6.5	6.2
Income tax expense	0.3	3.0	2.3	3.8

Net income (loss) from discontinued operations	0.6	(1.2)	4.2	2.4
Net gain on disposal	3.7	2.0	3.1	12.3

Net income from discontinued operations	$4.3	$0.8	$7.3	$14.7

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/30/07	4/01/07
Assets of discontinued operations
Current assets	$40.6	$35.1
Net property, plant and equipment	7.9	7.3

	$48.5	$42.4

Liabilities of discontinued operations
Current liabilities	$25.3	$21.2
Other liabilities	4.3	4.7

	$29.6	$25.9

(5)	Income Taxes

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

As a result of adopting FIN 48, PCC had a decrease in retained earnings of $0.5 million. After considering the impact of FIN 48, the Company’s liability for unrecognized tax benefits on April 2, 2007 was $40.6 million. Of the total amount of liabilities for unrecognized tax benefits, $14.8 million would affect the tax rate if recognized.

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

During the quarter ended December 30, 2007, the Company had a net decrease in the liability for unrecognized tax benefits of $3.0 million, primarily related the settlement of foreign country and domestic state audits. The amount anticipated to be resolved within the next 12 months is $3.5 million. These are primarily issues that PCC is in the process of negotiating resolution with various taxing jurisdictions.

(6)	Inventories

Inventories consisted of the following:

	12/30/07	4/01/07
Finished goods	$222.9	$178.0
Work-in-process	502.0	508.2
Raw materials and supplies	292.6	252.8

	1,017.5	939.0
LIFO provision	(60.8)	(66.4)

Total inventory	$956.7	$872.6

(7)	Goodwill and Acquired Intangibles

The Company performs its annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2008, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. There were no triggering events during the current quarter requiring a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 30, 2007, were as follows:

	Balance at 4/01/07	Acquired	Currency Translation and Other	Balance at 12/30/07
Investment Cast Products	$347.3	$—	$1.7	$349.0
Forged Products	643.2	249.1	10.6	902.9
Fastener Products	1,098.3	—	(0.7)	1,097.6

Total	$2,088.8	$249.1	$11.6	$2,349.5

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets were as follows:

	12/30/07		4/01/07
	Gross Carrying Accumulated		Gross Carrying Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$9.0	$3.1	$9.0	$2.2
Proprietary technology	2.3	0.6	2.3	0.5
Tradenames	1.2	0.4	1.2	0.3
Long-term customer agreements	0.2	0.2	0.2	0.2
Backlog	1.5	1.2	1.5	0.2

	$14.2	$5.5	$14.2	$3.4

Amortization expense for acquired intangible assets for the three and nine months ended December 30, 2007 was $0.7 million and $2.1 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended December 31, 2006 was $0.3 million and $0.9 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $2.8 million for fiscal 2008. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2009	$1.3
2010	1.2
2011	0.9
2012	0.8
2013	0.8

(8)	Guarantees

In the ordinary course of business, the Company generally warrants that its products will conform to its customers’ specifications over various time periods. The warranty accrual as of December 30, 2007 and April 1, 2007 is immaterial to the financial position of the Company, and the change in the accrual for the current quarter is immaterial to the Company’s results of operations and cash flows.

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

(9)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended		Nine Months Ended
	12/30/07	12/31/06	12/30/07	12/31/06
Basic weighted average shares outstanding	138.3	136.1	137.9	135.6
Dilutive stock options	2.1	2.0	2.2	2.0

Average shares outstanding assuming dilution	140.4	138.1	140.1	137.6

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and nine months ended December 30, 2007, stock options to purchase 0.6 million shares and 0.2 million shares of common stock, respectively, were not dilutive. For the three and nine months ended December 31, 2006, stock options to purchase 0.9 million and 0.3 million shares of common stock, respectively, were not dilutive. These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

(10)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	12/30/07	12/31/06	12/30/07	12/31/06
Net income	$246.5	$158.7	$708.3	$428.6
Other comprehensive (loss) income, net of tax:
Unrealized translation adjustments	(0.4)	29.9	33.1	57.6
Unrealized (loss) gain on derivatives:
Periodic revaluations (net of income tax of $0.7, $(2.2), $0.9 and $(2.3), respectively)	(2.0)	(5.1)	(2.6)	1.4
Reclassification to net income of previously deferred gains and loss (net of income tax of $0.1, $0.2, $0.2 and $0, respectively)	—	0.8	0.5	0.9

Other comprehensive (loss) income	(2.4)	25.6	31.0	59.9

Total comprehensive income	$244.1	$184.3	$739.3	$488.5

Accumulated other comprehensive loss consisted of the following:

	12/30/07	4/01/07
Cumulative unrealized foreign currency translation gains	$140.1	$107.0
Pension and postretirement obligations	(190.1)	(190.1)
Unrealized (loss) gain on derivatives	(1.7)	0.4

Accumulated other comprehensive loss	$(51.7)	$(82.7)

(11)	Financing Arrangements

In the first quarter of fiscal 2008, the Company amended its $1.0 billion bank revolving credit facility. The amendment, among other things, reduced the facility fee and borrowing spread under the Credit Agreement, extended the maturity date of the Credit Agreement to May 2012, with an option, exercisable by the Company, to request up to two one-year extensions in the maturity date, subject to the approval of each lender, and permits the Company to request increases in the aggregate principal amount available under the Credit Agreement to a maximum of $1.5 billion, subject to the agreement of each lender to increase their respective commitment.

In the third quarter of fiscal 2008, PCC repaid its $150.0 million 6.75% Senior Notes, which matured December 17, 2007.

During the third quarter of fiscal 2007, PCC initiated its Commercial Paper (“CP”) program in which the Company may issue CP in an amount not to exceed the amount available to be drawn under its Credit Agreement. Outstanding balances under the CP program totaled $166.6 million and $382.9 million as of December 30, 2007 and April 1, 2007, respectively. The CP balance is classified as long-term debt as of December 30, 2007 as the Company has the intent and ability to refinance the obligation on a long-term basis through its existing Credit Agreement.

Also available to the Company is a 364-day Credit and Security Agreement (“Receivable Facility”), under which allowable borrowings are based on the level of eligible trade accounts receivable, which cannot exceed $150.0 million. Included in short-term borrowings were outstanding amounts under this Receivable Facility totaling $150.0 million as of December 30, 2007. There was no amount outstanding under this facility as of April 1, 2007.

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

The net periodic benefit cost for the Company’s pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/31/06	12/30/07	12/31/06	12/30/07
Service cost	$9.1	$8.7	$27.7	$26.6
Interest cost	19.7	17.2	60.1	52.4
Expected return on plan assets	(25.2)	(20.9)	(76.6)	(63.7)
Recognized net actuarial loss	3.0	4.3	9.1	13.1
Amortization of prior service cost	0.8	0.6	2.4	1.8

Net periodic benefit cost	$7.4	$9.9	$22.7	$30.2

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/31/06	12/30/07	12/31/06	12/30/07
Service cost	$0.4	$0.3	$1.2	$0.8
Interest cost	2.0	1.6	5.8	4.7
Recognized net actuarial loss	—	0.3	—	0.9
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic benefit cost	$2.3	$2.1	$6.7	$6.1

The Company made contributions to the defined benefit pension plans of $4.2 million and $70.8 million for the three and nine months ended December 30, 2007, respectively. Projected contributions are expected to total approximately $75.0 million for fiscal year 2008, of which $58.0 million will be voluntary.

(13)	Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against PCC. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material adverse effect on PCC’s consolidated financial position, results of operations, cash flows or business.

(14)	New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for the Company’s fiscal 2010. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

Information regarding segments is presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on the criteria outlined in SFAS No. 131, the Company’s operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. Effective in the fourth quarter of fiscal 2007, the former Industrial Products segment was integrated into the Fastener Products segment. Effective in the third quarter of fiscal 2008, PCC’s Greenville Metals, a metal processing operation, was moved from the Investment Cast Products segment to the Forged Products segment. The transfer was a management decision in order to take advantage of synergies with Caledonian Alloys. All prior periods have been reclassified to reflect the changes in reportable segments.

	Three Months Ended
	12/30/07	12/31/06
Net sales:
Investment Cast Products	$540.9	$436.2
Forged Products	771.8	636.6
Fastener Products	383.9	309.8

Consolidated net sales	$1,696.6	$1,382.6

Segment operating income (loss):
Investment Cast Products	$131.6	$96.2
Forged Products	169.2	110.4
Fastener Products	98.2	65.7
Corporate expense	(25.5)	(26.1)

Total segment operating income	373.5	246.2
Interest expense, net	10.1	12.3

Consolidated income before income taxes and minority interest	$363.4	$233.9

	Nine Months Ended
	12/30/07	12/31/06
Net sales:
Investment Cast Products	$1,581.4	$1,286.2
Forged Products	2,358.5	1,611.6
Fastener Products	1,138.8	912.4

Consolidated net sales	$5,078.7	$3,810.2

Segment operating income (loss):
Investment Cast Products	$376.8	$281.4
Forged Products	514.7	259.9
Fastener Products	277.2	186.7
Corporate expense	(74.3)	(62.3)

Total segment operating income	1,094.4	665.7
Interest expense, net	36.3	40.6

Consolidated income before income taxes and minority interest	$1,058.1	$625.1

(16)	Subsequent Event

On January 3, 2008, PCC completed the sale of SMA for $29.4 million in cash. The SMA business was acquired with SMC in the first quarter of fiscal 2007, and was reclassified from the Forged Products segment to discontinued operations during the third quarter of fiscal 2008. PCC is in the process of calculating the gain on the sale, which will be recognized in the fourth quarter of fiscal 2008.

On January 4, 2008, PCC completed the sale of Rescal, a small foreign business held-for-sale from the acquisition of SMC. PCC does not anticipate any significant gain or loss on this sale.

(17)	Condensed Consolidating Financial Information

Certain of the Company’s subsidiaries guarantee the Company’s registered securities consisting of $200 million and 5.6% Senior Notes due 2013, as well as the Company’s private notes, bank credit facilities and CP. The following condensed consolidating financial information presents, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of December 30, 2007 and April 1, 2007, statements of operations for the three and nine months ended December 30, 2007 and December 31, 2006, and statement of cash flows for the nine months ended December 30, 2007 and December 31, 2006. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the Company’s domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

The condensed consolidating statements of cash flows for the nine months ended December 31, 2006 have been restated to correct the presentation of transactions that are settled, on a net basis, through the Company’s intercompany payables and receivables.

The Company had previously presented intercompany payables and receivables transactions between Precision Castparts Corp. (parent) and its guarantor and non-guarantor subsidiaries as operating activities. These transactions should have been presented in investing and financing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the nine months ended December 31, 2006.

Condensed Consolidating Statements of Operations

Three Months Ended December 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total
Net sales	$—	$1,362.3	$410.0	$(75.7	) $	1,696.6
Cost of goods sold	1.4	984.7	321.9	(75.7)		1,232.3
Selling and administrative expenses	22.4	48.1	20.3	—		90.8
Other (income) expense	(0.4)	(1.7)	2.1	—		—
Interest (income) expense, net	(12.3)	31.7	(9.3)	—		10.1
Equity in earnings of subsidiaries	(248.0)	(12.1)	—	260.1		—

Income (loss) before income tax and minority interest	236.9	311.6	75.0	(260.1)		363.4
Income tax expense (benefit)	(9.6)	108.7	21.8	—		120.9
Minority interest	—	0.3	(0.6)	—		(0.3)

Net income (loss) from continuing operations	246.5	203.2	52.6	(260.1)		242.2
Net income from discontinued operations	—	1.7	2.6	—		4.3

Net income (loss)	$246.5	$204.9	$55.2	$(260.1	) $	246.5

Condensed Consolidating Statements of Income

Three Months Ended December 31, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total
Net sales	$—	$1,143.2	$289.8	$(50.4	) $	1,382.6
Cost of goods sold	2.0	876.0	221.9	(50.4)		1,049.5
Selling and administrative expenses	24.1	44.5	18.3	—		86.9
Other expense (income)	(0.4)	—	0.4	—		—
Interest (income) expense, net	(8.7)	27.3	(6.3)	—		12.3
Equity in earnings of subsidiaries	160.9	6.9	—	(167.8)		—

Income (loss) before income tax and minority interest	143.9	202.3	55.5	(167.8)		233.9
Income tax (benefit) expense	(14.8)	76.7	13.7	—		75.6
Minority interest	—	—	(0.4)	—		(0.4)

Net income (loss) from continuing operations	158.7	125.6	41.4	(167.8)		157.9
Net income from discontinued operations	—	0.6	0.2	—		0.8

Net income (loss)	$158.7	$126.2	$41.6	$(167.8	) $	158.7

Condensed Consolidating Statements of Operations

Nine Months Ended December 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total
Net sales	$—	$4,096.8	$1,189.5	$(207.6	) $	5,078.7
Cost of goods sold	8.0	2,980.4	924.1	(207.6)		3,704.9
Selling and administrative expenses	66.2	155.9	57.3	—		279.4
Other (income) expense	(1.3)	(1.7)	3.0	—		—
Interest (income) expense, net	(29.7)	89.5	(23.5)	—		36.3
Equity in earnings of subsidiaries	729.4	36.2	—	(765.6)		—

Income (loss) before income tax and minority interest	686.2	908.9	228.6	(765.6)		1,058.1
Income tax (benefit) expense	(22.1)	312.9	65.4	—		356.2
Minority interest	—	2.6	(3.5)	—		(0.9)

Net income (loss) from continuing operations	708.3	598.6	159.7	(765.6)		701.0
Net income from discontinued operations	—	5.0	2.3	—		7.3

Net income (loss)	$708.3	$603.6	$162.0	$(765.6	) $	708.3

Condensed Consolidating Statements of Income

Nine Months Ended December 31, 2006

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total
Net sales	$—	$3,089.5	$831.0	$(110.3	) $	3,810.2
Cost of goods sold	5.6	2,355.1	646.6	(110.3)		2,897.0
Selling and administrative expenses	56.5	138.0	53.0	—		247.5
Other expense (income)	(1.4)	—	1.4	—		—
Interest (income) expense, net	(18.6)	74.0	(14.8)	—		40.6
Equity in earnings of subsidiaries	443.7	16.0	—	(459.7)		—

Income (loss) before income tax and minority interest	401.6	538.4	144.8	(459.7)		625.1
Income tax (benefit) expense	(27.0)	198.6	38.4	—		210.0
Minority interest	—	—	(1.2)	—		(1.2)

Net income (loss) from continuing operations	428.6	339.8	105.2	(459.7)		413.9
Net (loss) income from discontinued operations	—	(2.7)	17.4	—		14.7

Net income (loss)	$428.6	$337.1	$122.6	$(459.7	) $	428.6

Condensed Consolidating Balance Sheets

December 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$6.6	$—	$169.9	$—	$176.5
Receivables	35.9	1,171.2	709.0	(954.6)	961.5
Inventories	—	696.2	260.5	—	956.7
Prepaid expenses	1.5	12.6	11.3	—	25.4
Income tax receivable	—	—	—	—	—
Deferred income taxes	21.2	47.9	24.8	—	93.9
Discontinued operations	—	11.7	86.3	(57.4)	40.6

Total current assets	65.2	1,939.6	1,261.8	(1,012.0)	2,254.6

Property, plant and equipment, net	42.7	758.6	292.6	—	1,093.9
Goodwill, net	—	1,738.7	610.8	—	2,349.5
Deferred income taxes	45.0	—	10.7	(55.7)	—
Investments in subsidiaries	5,016.1	423.4	(12.8)	(5,426.7)	—
Other assets	94.7	16.1	25.5	—	136.3
Discontinued operations	—	—	7.9	—	7.9

	$5,263.7	$4,876.4	$2,196.5	$(6,494.4)	$5,842.2

Liabilities and Shareholders Investment
Current liabilities:
Short-term borrowings	$—	$—	$150.1	$—	$150.1
Long-term debt currently due	19.2	1.1	0.2	—	20.5
Accounts payable	923.6	402.1	252.4	(1,011.9)	566.2
Accrued liabilities	21.6	293.0	106.5	(1.1)	420.0
Income taxes payable	18.5	3.6	36.3	—	58.4
Deferred income taxes	—	—	—	—	—
Discontinued operations	0.1	—	25.3	(0.1)	25.3

Total current liabilities	983.0	699.8	570.8	(1,013.1)	1,240.5

Long-term debt	467.6	8.3	0.2	—	476.1
Pension and other postretirement benefit obligations	125.4	142.9	10.4	—	278.7
Deferred tax liability	—	77.6	—	(55.7)	21.9
Other long-term liabilities	25.2	99.6	33.5	—	158.3
Discontinued operations	0.1	2.3	1.9	—	4.3
Shareholders’ equity:
Common stock and paid-in capital	1,115.5	2,374.2	1,144.9	(3,519.1)	1,115.5
Retained earnings	2,598.6	1,537.6	377.5	(1,915.1)	2,598.6
Accumulated other comprehensive loss	(51.7)	(65.9)	57.3	8.6	(51.7)

Total shareholders’ investment	3,662.4	3,845.9	1,579.7	(5,425.6)	3,662.4

	$5,263.7	$4,876.4	$2,196.5	$(6,494.4)	$5,842.2

Condensed Consolidating Balance Sheets

April 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$7.6	$124.7	$—	$150.4
Receivables, net	35.5	685.1	576.6	(450.4)	846.8
Inventories	—	662.1	210.5	—	872.6
Prepaid expenses	4.7	6.9	11.3	—	22.9
Deferred income taxes	7.0	75.9	26.2	—	109.1
Discontinued operations	—	15.2	71.1	(51.2)	35.1

Total current assets	65.3	1,452.8	1,020.4	(501.6)	2,036.9

Property, plant and equipment, net	32.5	692.2	273.1	—	997.8
Goodwill, net	—	1,651.7	437.1	—	2,088.8
Deferred income taxes	47.7	—	10.8	(58.5)	—
Investments in subsidiaries	4,144.6	320.5	—	(4,465.1)	—
Other assets	7.4	16.1	92.8	11.6	127.9
Discontinued operations	—	3.7	3.6	—	7.3

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$382.9	$—	$0.2	$—	$383.1
Long-term debt currently due	169.4	1.1	0.2	—	170.7
Accounts payable	374.9	413.7	293.2	(501.6)	580.2
	`
Accrued liabilities	33.6	318.0	85.4	(1.1)	435.9
Income taxes payable	47.5	—	19.6	—	67.1
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	0.3	20.9	—	21.2

Total current liabilities	1,008.3	733.1	419.5	(502.7)	1,658.2

Long-term debt	310.1	9.0	0.1	—	319.2
Pension and other postretirement benefit obligations	142.9	164.2	13.4	—	320.5
Deferred tax liability	—	83.9	—	(58.5)	25.4
Other long-term liabilities	—	83.4	11.1	—	94.5
Discontinued operations	—	1.3	3.4	—	4.7
Shareholders’ equity:
Common stock and paid-in capital	1,015.7	2,194.3	1,145.2	(3,339.5)	1,015.7
Retained earnings	1,903.2	934.0	215.5	(1,149.5)	1,903.2
Accumulated other comprehensive loss	(82.7)	(66.2)	29.6	36.6	(82.7)

Total shareholders’ equity	2,836.2	3,062.1	1,390.3	(4,452.4)	2,836.2

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(115.6)	$538.7	$194.4	$(41.8)	$575.7

Acquisitions of businesses	(113.3)	1.2	(142.1)	—	(254.2)
Capital expenditures	(13.2)	(105.5)	(36.2)	—	(154.9)
Intercompany advances	—	(476.1)	(187.4)	663.5	—
Intercompany receivables securitization	—	—	(41.8)	41.8	—
Intercompany loans	(125.0)	—	—	125.0	—
Other	0.9	5.1	1.8	—	7.8
Net cash provided (used) by investing activities of discontinued operations	—	0.3	(0.4)	(0.2)	(0.3)

Net cash (used) provided by investing activities	(250.6)	(575.0)	(406.1)	830.1	(401.6)

Net change in short-term borrowings	—	(0.1)	149.9	—	149.8
Net change in long-term debt	(375.6)	(0.5)	(0.3)	—	(376.4)
Common stock issued	37.6	—	—	—	37.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	38.9	—	—	—	38.9
Cash dividends	(12.4)	—	—	—	(12.4)
Intercompany advances	663.3	—	—	(663.3)	—
Intercompany loans	—	29.7	95.3	(125.0)	—
Other	2.9	(0.4)	(4.6)	—	(2.1)

Net cash provided (used) by financing activities	354.7	28.7	240.3	(788.3)	(164.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	16.6	—	16.6

Net (decrease) increase in cash and cash equivalents	(11.5)	(7.6)	45.2	—	26.1
Cash and cash equivalents at beginning of period	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of period	$6.6	$—	$169.9	$—	$176.5

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2006 (As Restated)

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$13.5	$483.3	$(12.4)	$(17.6)	$466.8

Acquisitions of businesses	(564.3)	12.9	9.4	—	(542.0)
Capital expenditures	(29.2)	(98.3)	(25.1)	—	(152.6)
Proceeds from the sale of businesses	34.3	—	—	—	34.3
Intercompany advances	—	(414.1)	87.6	326.5	—
Intercompany receivables securitization	—	—	(17.6)	17.6	—
Intercompany loans	(38.8)	—	—	38.8	—
Other	0.2	21.4	5.5	—	27.1
Net cash (used) provided by investing activities of discontinued operations	—	(4.0)	1.2	1.3	(1.5)

Net cash (used) provided by investing activities	(597.8)	(482.1)	61.0	384.2	(634.7)

Net change in short-term borrowings	345.5	(0.2)	(47.4)	—	297.9
Net change in long-term debt	(121.3)	(1.1)	(0.1)	—	(122.5)
Common stock issued	24.6	—	—	—	24.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	20.7	—	—	—	20.7
Cash dividends	(12.2)	—	—	—	(12.2)
Intercompany advances	327.8	—	—	(327.8)	—
Intercompany loans	—	—	48.6	(48.6)	—
Other	2.4	0.1	(0.2)	—	2.3
Net cash (used) provided by financing activities of discontinued operations	—	—	(7.1)	9.8	2.7

Net cash provided (used) by financing activities	587.5	(1.2)	(6.2)	(366.6)	213.5

Effect of exchange rate changes on cash and cash equivalents	—	—	19.8	—	19.8

Net increase in cash and cash equivalents	3.2	—	62.2	—	65.4
Cash and cash equivalents at beginning of period	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of period	$13.8	$—	$111.5	$—	$125.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between the Three Months Ended December 30, 2007 and December 31, 2006

	Three Months Ended		Increase/(Decrease)
(In millions, except per share data)	12/30/07	12/31/06	$	%
Net sales	$1,696.6	$1,382.6	$314.0	22.7%
Cost of goods sold	1,232.3	1,049.5	182.8	17.4
Selling and administrative expenses	90.8	86.9	3.9	4.5
Interest expense, net	10.1	12.3	(2.2)	(17.9)

Income before income taxes and minority interest	363.4	233.9	129.5	55.4
Income tax expense	120.9	75.6	45.3	59.9
Effective tax rate	33.3%	32.3%
Minority interest	(0.3)	(0.4)	0.1	25.0

Net income from continuing operations	242.2	157.9	84.3	53.4
Net income from discontinued operations	4.3	0.8	3.5	437.5

Net income	$246.5	$158.7	$87.8	55.3%

Net income per share from continuing operations – diluted	$1.73	$1.14	$0.59	51.8%
Net income per share from discontinued operations – diluted	0.03	0.01	0.02	200.0

Net income per share - diluted	$1.76	$1.15	$0.61	53.0%

Sales for the third quarter of fiscal 2008 were $1,696.6 million, up $314.0 million from $1,382.6 million in the same quarter last year. The acquisitions of GSC, Cherry, McWilliams and Caledonian collectively contributed approximately $92 million of the year-over-year increase. The increase in base business sales was principally driven by continuing strong conditions in PCC’s core aerospace and power generation markets. In addition, contractual material pass-through pricing increased sales by approximately $117 million this year versus approximately $71 million last year. With regard to growth in the commercial aircraft industry, aircraft deliveries increased 9 percent in calendar year 2007 from calendar year 2006 and forecasts from the Airline Monitor as of July 2007 indicate aircraft deliveries are expected to increase approximately 16 percent in calendar year 2008. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during the second half of fiscal 2006.

Net income from continuing operations for the third quarter of fiscal 2008 was $242.2 million, or $1.73 per share (diluted). By comparison, net income from continuing operations for the third quarter of fiscal 2007 was $157.9 million, or $1.14 per share (diluted). Net income (after discontinued operations) for the third quarter of fiscal 2008 was $246.5 million, or $1.76 per share (diluted), compared with net income of $158.7 million, or $1.15 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2008 was $10.1 million, compared with $12.3 million for the third quarter of last year. The lower expense is due to reduced debt levels and lower borrowing rates compared to the same quarter last year.

The effective tax rate for the third quarter of fiscal 2008 was 33.3 percent, 1.0 percentage point higher than the 32.3 percent effective rate in the same quarter last year. The increase in tax rate was principally due to reduced tax benefits from audit settlements in fiscal 2008 compared to fiscal 2007.

Restructuring

PCC regularly assesses its cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets served by the Company. There were no restructuring or asset impairment charges in the periods presented.

Business Acquisitions

On July 5, 2007, PCC acquired the stock of Caledonian Alloys Group Limited (“Caledonian”) for $208.1 million in cash, of which $165.1 million was paid at close, and two additional contingent payments of approximately $21.5 million each will be paid over the two years subsequent to acquisition. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. PCC financed the acquisition with cash on hand and its existing credit facilities.

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

On February 2, 2007, PCC acquired the stock of GSC, a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employs approximately 375 people at its operations in Ogden, Utah and Saltillo, Mexico. The Mexico operation was closed subsequent to the acquisition. GSC enhances our small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment.

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

In the third quarter of fiscal 2008, the Company entered into an agreement to sell the Shape Memory Alloys (“SMA”) business that was purchased with the SMC acquisition. SMA has been reclassified from the Forged Products segment to discontinued operations. The sale of SMA was completed in the fourth quarter of fiscal 2008.

Also subsequent to quarter-end, PCC completed the sale of Rescal, a small foreign business held-for-sale from the acquisition of SMC.

In the third quarter of fiscal 2007, the Company sold its interest in Wyman-Gordon FRISA to its 50% joint venture partner. PCC received $30.0 million in cash for the sale. In addition, the buyer assumed and subsequently paid off $17.4 million of debt upon closing. At the time of the closing, the joint venture entity operated a manufacturing facility located in Mexico that was engaged in the manufacture of forged products using the ring rolling process. FRISA was reclassified from the Forged Products segment to discontinued operations.

In the first quarter of fiscal 2007, the Company decided to sell the refiner rebuild business of J&L Fiber Services and to close its AFT Composites business. These businesses were reclassified from the former Industrial Products segment (now the Fastener Products segment) to discontinued operations. Both transactions were completed during the third quarter of fiscal 2007.

The net income from discontinued operations was $4.3 million, or $0.03 per share (diluted) in the third quarter of fiscal 2008 compared with net income of $0.8 million, or $0.01 per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of tax benefits resulting from the anticipated sale of SMA, plus operating income from SMA, partially offset by miscellaneous shutdown expenses at other discontinued operations. The net income from discontinued operations in the third quarter of last year principally reflects the gain on the sale of the Forged Product’s FRISA business.

Contractual obligations and commercial commitments

Since the Company’s previous disclosure of contractual obligations and commercial commitments, the Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There are no material changes in the contractual obligations as a result of adopting FIN 48 or any other activity in the period.

Subsequent Events

On January 3, 2008, PCC completed the sale of SMA for $29.4 million in cash. The SMA business was acquired with SMC in the first quarter of fiscal 2007, and was reclassified from the Forged Products segment to discontinued operations during the third quarter of fiscal 2008. PCC is in the process of calculating the gain on the sale, which will be recognized in the fourth quarter of fiscal 2008.

On January 4, 2008, PCC completed the sale of Rescal, a small foreign business held-for-sale from the acquisition of SMC. PCC does not anticipate any significant gain or loss on this sale.

Results of Operations by Segment – Comparison Between the Three Months Ended December 30, 2007 and December 31, 2006

	Three Months Ended		Increase/(Decrease)
(In millions)	12/30/07	12/31/06	$	%
Net sales:
Investment Cast Products	$540.9	$436.2	$104.7	24.0%
Forged Products	771.8	636.6	135.2	21.2
Fastener Products	383.9	309.8	74.1	23.9

Consolidated net sales	$1,696.6	$1,382.6	$314.0	22.7%

Segment operating income (loss):
Investment Cast Products	$131.6	$96.2	$35.4	36.8%
% of sales	24.3%	22.1%
Forged Products	169.2	110.4	58.8	53.3
% of sales	21.9%	17.3%
Fastener Products	98.2	65.7	32.5	49.5
% of sales	25.6%	21.2%
Corporate expense	(25.5)	(26.1)	0.6	2.3

Consolidated segment operating income	373.5	246.2	$127.3	51.7%
% of sales	22.0%	17.8%
Interest expense, net	10.1	12.3

Income before income taxes and minority interest	$363.4	$233.9

Investment Cast Products

Investment Cast Products’ sales increased 24.0 percent from $436.2 million in the third quarter of fiscal 2007 to $540.9 million this year. Operating income increased 36.8 percent from $96.2 million in the third quarter of fiscal 2007 to $131.6 million in the same quarter this year, while operating income as a percent of sales increased from 22.1 percent to 24.3 percent of sales. The increase in sales was driven by continued strength in the aerospace and power generation markets, with improved commercial aerospace build rates and solid aftermarket growth, as well as market share gains and the addition of GSC. Sales also include approximately $22 million of higher contractual pricing related to pass-through of increased material costs in the third quarter of fiscal 2008 compared to approximately $13 million in the same period last year. Although material prices were lower, primarily nickel, which decreased approximately 6 percent on the London Metal Exchange (“LME”) compared to the same quarter last year, the contractual material pass-through increased year-over-year due to the timing of nickel purchases as well as increased volume. The increase in operating income reflected the impact of the higher sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and contractual pass-through pricing. Contractual material pass-through pricing diluted operating margins by 1.0 percentage point in the third quarter of fiscal 2008 compared to 0.6 percentage points in the same period a year ago.

Sales within this segment are expected to continue to benefit from increased demand from commercial aerospace customers and renewed strength in the power generation market through the fourth quarter of fiscal 2008. The segment will also benefit from a full year of operations from GSC. To support higher aerospace and IGT production schedules going forward, the segment is in the process of expanding manufacturing capacity over the next 12 months, including the expansion of an IGT facility in Oregon and a new IGT plant in Ohio.

Forged Products

Forged Products’ sales were $771.8 million for the quarter, an increase of 21.2 percent, compared to sales of $636.6 million in the third quarter of fiscal 2007. Operating income increased 53.3 percent from $110.4 million in the third quarter of fiscal 2007 to $169.2 million in the same quarter this year, while operating income as a percent of sales increased from 17.3 percent to 21.9 percent of sales. The year-over-year increase in sales reflects the addition of sales from the acquisitions of Caledonian and McWilliams, as well as increased demand for aerospace products and continued penetration into the Asian power generation market. In addition, higher contractual pricing related to pass-through of increased raw material costs accounted for approximately $91 million of sales in the third quarter of fiscal 2008 compared to $53 million in the same period last year, diluting operating margins by 2.8 percentage points in the current quarter compared to 1.6 percentage points the same period a year ago. While contractual material pass-through remained high during the quarter due to timing of the contracts, price-in-effect sales agreements related to the sale of alloys at SMC were affected by lower material costs, primarily nickel, which decreased approximately 6 percent on the LME compared to the same quarter last year. Operating income as a percent of sales continued to benefit from significant margin improvements associated with the SMC businesses, as well as increased sales volume of higher margin power generation products and the impact of successful cost-reduction initiatives.

Future sales growth for the Forged Products segment is expected to moderate as the price of nickel continues to decline and as SMC increases the quantity of alloys it provides internally to the Company’s forging operations. The segment will benefit from the addition of the McWilliams and Caledonian acquisitions, in addition to continuing strength in the commercial aerospace and power generation markets, and from SMC’s market share gains in non-aerospace markets.

Fastener Products

The Fastener Products segment reported $383.9 million of sales with operating income of $98.2 million, or 25.6 percent of sales, in the third quarter of fiscal 2008, compared to sales of $309.8 million and operating income of $65.7 million, or 21.2 percent of sales, in the third quarter of fiscal 2007. The increase in sales, which includes the recent Cherry acquisition, was primarily due to the favorable impact of strong aerospace sales, which increased 22 percent organically over the third quarter of last year. This increase was partially offset by weaker fastener demand from the automotive and general industrial markets. Operating income as a percent of sales benefited from the higher sales volume and continued efforts to reduce costs and improve manufacturing processes.

Sales within this segment are expected to grow from increased sales volume, market share gains, and extended content from qualification of new fastener part families within the aerospace market. The segment will also benefit from a full year of operations from Cherry.

Consolidated Results of Operations - Comparison Between the Nine Months Ended December 30, 2007 and December 31, 2006

	Nine Months Ended		Increase/(Decrease)
(In millions, except per share data)	12/30/07	12/31/06	$	%
Net sales	$5,078.7	$3,810.2	$1,268.5	33.3%
Cost of goods sold	3,704.9	2,897.0	807.9	27.9
Selling and administrative expenses	279.4	247.5	31.9	12.9
Interest expense, net	36.3	40.6	(4.3)	(10.6)

Income before income taxes and minority interest	1,058.1	625.1	433.0	69.3
Income tax expense	356.2	210.0	146.2	69.6
Effective tax rate	33.7%	33.6%
Minority interest	(0.9)	(1.2)	0.3	25.0

Net income from continuing operations	701.0	413.9	287.1	69.4
Net income from discontinued operations	7.3	14.7	(7.4)	(50.3)

Net income	$708.3	$428.6	$279.7	65.3%

Net income per share from continuing operations – diluted	$5.00	3.01	$1.99	66.1%
Net income per share from discontinued operations – diluted	0.06	0.10	(0.04)	(40.0)

Net income per share - diluted	$5.06	$3.11	$1.95	62.7%

Sales for the first nine months of fiscal 2008 were $5,078.7 million, up $1,268.5 million from $3,810.2 million in the same period last year. The acquisitions of GSC, Cherry, McWilliams and Caledonian collectively contributed approximately $344 million of the year-over-year increase. In addition, SMC contributed seven months of sales in fiscal 2007 versus a full nine months in the same period this year. The increase in base business sales benefited from continuing strong conditions in PCC’s core aerospace and power generation markets. In addition, material pass-through pricing increased sales by approximately $340 million this year versus approximately $199 million last year. With regard to growth in the commercial aircraft industry, aircraft deliveries increased 9 percent in calendar 2007 from calendar 2006, and forecasts from The Airline Monitor as of July 2007 indicate aircraft deliveries are expected to increase approximately 16 percent in calendar year 2008. Because of manufacturing lead times required to support aircraft deliveries, PCC began realizing these forecasted increases during the second half of fiscal 2006.

Net income from continuing operations for the first nine months of fiscal 2008 was $701.0 million, or $5.00 per share (diluted), compared to net income from continuing operations for the first nine months of fiscal 2007 of $413.9 million, or $3.01 per share (diluted). Net income (after discontinued operations) for the first nine months of fiscal 2008 was $708.3 million, or $5.06 per share (diluted), compared with net income of $428.6 million, or $3.11 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the nine months ended December 30, 2007 was $36.3 million, as compared with $40.6 million for the same period last year. The lower expense is due to reduced debt levels and lower borrowing rates compared to the same period last year.

The effective tax rate for the first nine months of fiscal 2008 was 33.7 percent, which is not significantly different from the effective tax rate of 33.6 percent for the first nine months of fiscal 2007.

Discontinued Operations

The net income from discontinued operations was $7.3 million, or $0.06 per share (diluted), for the nine months ended December 30, 2007 compared with net income of $14.7 million, or $0.10 per share (diluted), in the same period last year. The net income from discontinued operations in the first nine months of fiscal 2008 consists primarily of tax benefits resulting from the anticipated sale of SMA, plus operating income from SMA and Rescal, partially offset by miscellaneous shut-down expenses at other discontinued operations. The net income from discontinued operations in the first nine months of last year principally reflects the gain on the sale of the Forged Product’s FRISA business.

Results of Operations by Segment – Comparison Between the Nine Months Ended December 30, 2007 and December 31, 2006

	Nine Months Ended		Increase/(Decrease)
(In millions)	12/30/07	12/31/06	$	%
Net sales:
Investment Cast Products	$1,581.4	$1,286.2	$295.2	23.0%
Forged Products	2,358.5	1,611.6	746.9	46.3
Fastener Products	1,138.8	912.4	226.4	24.8

Consolidated net sales	$5,078.7	$3,810.2	$1,268.5	33.3%

Operating income (loss):
Investment Cast Products	$376.8	$281.4	$95.4	33.9%
% of sales	23.8%	21.9%
Forged Products	514.7	259.9	254.8	98.0
% of sales	21.8%	16.1%
Fastener Products	277.2	186.7	90.5	48.5
% of sales	24.3%	20.5%
Corporate expense	(74.3)	(62.3)	(12.0)	(19.3)

Consolidated segment operating income	1,094.4	665.7	$428.7	64.4%
% of sales	21.5%	17.5%
Interest expense, net	36.3	40.6

Income before income taxes and minority interest	$1,058.1	$625.1

Investment Cast Products

Investment Cast Products’ sales increased 23.0 percent from $1,286.2 million in the first nine months of fiscal 2007 to $1,581.4 million this year. Operating income for the segment increased 33.9 percent, from $281.4 million, or 21.9 percent of sales, a year ago to $376.8 million, or 23.8 percent of sales, in the first nine months of fiscal 2008. The increase in sales was driven by continued strength in the aerospace and power generation markets, with improved commercial aerospace build rates and solid aftermarket growth, as well as market share gains and the addition of GSC. The first nine months of fiscal 2008 also included approximately $72 million related to pass-through of higher material costs versus approximately $33 million in the same period last year. The increase in operating income reflected the impact of the higher sales volume and operating improvements, partially offset by higher raw material costs, mainly nickel, which has increased approximately 35 percent on the LME compared to the same period last year. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing, which diluted operating margins by 1.1 percentage points in the first nine months of fiscal 2008 compared to 0.6 percentage points in the same period a year ago.

Forged Products

Forged Products’ sales were $2,358.5 million for the first nine months of fiscal 2008, an increase of 46.3 percent, compared to sales of $1,611.6 million in the same period last year. Operating income increased 98.0 percent from $259.9 million, or 16.1 percent of sales, in the first nine months of fiscal 2007 to $514.7 million, or 21.8 percent of sales, this year. The increase in sales reflects the addition of sales from Caledonian and McWilliams, and a full nine months of SMC, in addition to increased demand for aerospace products and extruded pipe in the base businesses. The first nine months of fiscal 2008 also included approximately $257 million related to pass-through of higher material costs versus approximately $151 million in the same period last year. Operating income as a percent of sales benefited in the current quarter from the increased sales volume and the impact of successful cost-reduction initiatives, partially offset by higher material costs, mainly nickel, which has increased approximately 35 percent on the LME since the first nine months of fiscal 2007. Contractual material pass-through pricing diluted operating margins by 2.7 percentage points in the first nine months of fiscal 2008 compared to 1.7 percentage points in the same period a year ago.

Fastener Products

The Fastener Products segment reported $1,138.8 million of sales with operating income of $277.2 million, or 24.3 percent of sales, in the first nine months of fiscal 2008, compared to sales of $912.4 million and operating income of $186.7 million, or 20.5 percent of sales, in the same period last year. The increase in sales, which includes the Cherry acquisition, was driven by continued strength in the aerospace markets, resulting in a 23 percent increase in organic aerospace sales over the same period a year ago. This increase was partially offset by weaker fastener demand from the automotive and general industrial markets. Operating income as a percent of sales benefited from the higher margin aerospace business and the impact of continued cost take-outs and improved manufacturing processes.

Changes in Financial Condition and Liquidity

Total assets of $5,842.2 million at December 30, 2007 represented a $583.5 million increase from the $5,258.7 million balance at April 1, 2007, principally reflecting the addition of assets from the McWilliams acquisition ($111.2 million) and the Caledonian acquisition ($264.7 million), as well as higher inventories and receivables to support continuing revenue growth. Total capitalization at December 30, 2007 was $4,309.1 million, consisting of $646.7 million of debt and $3,662.4 million of equity. The debt-to-capitalization ratio improved to 15.0 percent at December 30, 2007 from 23.5 percent at the end of fiscal 2007.

Cash as of December 30, 2007 was $176.5 million, up $26.1 million from the end of fiscal 2007, and total debt was $646.7 million, down $226.3 million since the end of fiscal 2007. Debt net of cash, which includes borrowings to finance the acquisitions of SMC, GSC, Cherry, McWilliams and Caledonian, decreased from $722.6 million at the end of fiscal 2007 to $470.2 million at December 30, 2007, reflecting a decrease of $252.4 million. Adjusting this decrease in net debt for the cash paid for acquisitions ($254.2 million), the Company generated $506.6 million of positive net cash flow in the first nine months of the year, consisting primarily of $575.7 million from operating activities (which includes $58.0 million of voluntary pension contributions) and $76.5 million from the issuance of common stock and related tax benefit, partially offset by capital expenditures of $154.9 million.

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

PRECISION CASTPARTS CORP. Registrant

DATE: February 8, 2008	/s/ William D. Larsson
William D. Larsson Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)