Form 10-K
period 2008-03-30
PRECISION CASTPARTS CORP
filed 2008-05-29
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 30, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to

Commission File No. 1-10348

PRECISION CASTPARTS CORP.

(Exact name of registrant as specified in its charter)

Oregon	93-0460598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 S.W. Macadam Ave., Suite 400 Portland, OR 97239	97239-4262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 417-4800

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, without par value	New York Stock Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒             Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of September 30, 2007, was $20,418,940,095.

As of the close of business on May 16, 2008, the Registrant had 139,297,606 shares of Common Stock, without par value, outstanding.

Portions of the Registrant’s Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Precision Castparts Corp. (“PCC” or “the Company”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings and fasteners/fastener systems for critical aerospace and industrial gas turbine (“IGT”) applications. We also provide investment castings and forgings for general industrial, automotive, armament, medical and other applications; nickel alloys and product forms, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; fasteners for automotive and general industrial markets; specialty alloys, waxes and metal processing solutions for the investment casting industry; refiner plates, screen cylinders and other products for the pulp and paper industry; metal-injection-molded and ThixoFormed™ parts for automotive and other markets; low-pressure sewer systems; gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

Products and Markets

We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Fastener Products. Each of these three business segments is described below.

Investment Cast Products

Our Investment Cast Products segment includes PCC Structurals, PCC Airfoils and Specialty Materials and Alloys Group (“SMAG”). These operations manufacture investment castings for aircraft engines, IGT engines, airframes, medical prostheses, armament and other industrial applications. The segment also provides alloys and waxes to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 32 percent of our sales in fiscal 2008.

We believe we are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every jet aircraft engine program in production or under development by our key customers. We are also the market leader in manufacturing structural and airfoil investment castings for IGT and aeroderivative engines used for electric power generation, and we have expanded into the structural airframe and armament markets. In addition, we make investment castings for use in the medical prosthesis, satellite launch vehicle and general industrial markets.

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

The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the terrorist attacks on September 11, 2001, air travel declined significantly, resulting in several large commercial airline bankruptcies and weakened financial conditions for other airlines. This situation reduced demand for our commercial aerospace products, partially offset by military production, which increased in the aftermath of

September 11. At the outset of fiscal 2005, however, the commercial replacement market began a vigorous and sustained recovery driven by higher production rates of commercial aircraft at Airbus and Boeing, which has lasted throughout fiscal 2008 and is anticipated to continue through fiscal 2009 and beyond.

Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 40 years, and we have been supplying Pratt & Whitney with castings for more than 30 years for its military and commercial jet engines. In addition, we have supplied small structural investment castings to Rolls-Royce for approximately 25 years and large structural castings for approximately 20 years, most recently for use in its Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

Aerospace Structural Castings

Our structural castings business manufactures the largest diameter stainless steel, nickel-based superalloy and titanium investment castings in the world, as well as a variety of smaller structural castings. These castings are stationary components that form portions of the fan, compressor, combustor and turbine sections of a jet aircraft engine, where strength and structural integrity are critical. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.

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

We have also expanded into the structural airframes market through the production of components manufactured primarily from titanium and aluminum alloys. Aircraft manufacturers have shown substantial interest in using investment castings for airframe applications such as titanium aileron and flap hinges, pylons (engine mounts), wing spars and wing ribs, as well as aluminum alloy nacelle segments (thrust reversers), cascades, aircraft access doors, electronic boxes and pump housings for hydraulic and fuel systems.

Aerospace Airfoil Castings

We manufacture precision cast airfoils, such as the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This part of the engine is considered the “hot section”, where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel-based superalloys and state-of-the-art casting techniques to manufacture airfoil castings with internal cooling passages that enable the airfoils to operate in an environment with temperatures higher than the melting point of the metal.

We use various casting technologies to manufacture turbine airfoils. A conventional casting process enables us to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one large superalloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life.

As engines grow to generate greater thrust for larger aircraft, the turbine sections of these engines must work harder and burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with a greater number of DS and SX blades. The DS and SX cast airfoils we produce, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures. SX cast airfoils are used in both new and redesigned engines where performance requirements are higher.

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

IGT Castings

In fiscal 1994, we began to manufacture investment castings for IGT engines. Due to contractual gains over the past several years, our market share has increased significantly, and we believe we are the leading supplier of investment castings used in IGT engines. Domestic IGT production began a significant decline in calendar 2001 due to weak economic conditions and falling demand for power generation capacity, mitigated slightly by continued international growth. In fiscal 2006, the market started to flatten, and our IGT business benefited from continued market share gains and international growth, along with a slight recovery in domestic OEM orders. In recent years, international customers have been placing orders for even more efficient turbines, incorporating more advanced casting technology, thus increasing our dollar content per unit. This development, along with increased aftermarket activity and higher market shares in a growing customer base, has driven the requirement for significant new capacity. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

IGT manufacturers have significantly improved the efficiency and reduced the emissions profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but generally larger, than the blades and vanes we manufacture for the aerospace market. Because of their size, IGT airfoils are usually more difficult to cast than smaller aerospace airfoils with the same properties.

Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while demand for replacement parts depends on the size and utilization rate of the installed base.

Other Investment Casting Products

Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have been expanding the application of our investment casting technology in the medical prosthesis, satellite launch vehicle and general industrial markets by manufacturing such products as artificial hips and knees, parts for satellite launch vehicles, and impellers for pumps and compressors. In addition, we are manufacturing an increasing number of large titanium components for armament systems, including the BAE lightweight howitzer, which entered full-scale production in fiscal 2005.

Specialty Materials and Alloys

Our SMAG operation principally provides alloys and waxes to the Company’s investment casting operations, as well as to other companies with investment casting or other foundry operations. SMAG is comprised of Cannon Muskegon and M. Argüeso & Company (“Argüeso”).

Cannon Muskegon produces alloys primarily used by manufacturers of investment castings, which include several patented and trademarked alloys formulated specifically for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. Cannon Muskegon supplies alloys to us, as well as to other companies with investment casting operations. The alloys produced by Cannon Muskegon also serve such diverse markets as medical, recreational and general industrial.

Argüeso manufactures advanced technology investment casting wax blends for us and other companies with investment casting operations. In addition, Argüeso serves the machining industry with Rigidax® tooling compound, a patented product used to prevent part vibration or movement during a machining operation.

Forged Products

We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. In addition, we manufacture high performance nickel-based alloys used to produce forged components for aerospace and non-aerospace markets, which include products for oil and gas, chemical processing and pollution control applications. The Forged Products segment accounted for approximately 46 percent of our sales in fiscal 2008.

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

Our forging business, which employs six different manufacturing processes, involves heating high-temperature nickel alloys, titanium or steel and then shaping them through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The six manufacturing processes are summarized below:

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

In April 2007, we acquired McWilliams Forge Company, Inc. (“McWilliams”), a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams has established solid, long-term relationships with manufacturers of smaller aircraft engines, which will extend the customer reach of our forging operations. In addition, McWilliams has a state-of-the-art screw press, providing us with the capability of forging different materials and size ranges.

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

High Performance Forging Alloys

In May 2006, we acquired Special Metals Corporation (“SMC”), a world leader in the production of high-performance, nickel-based alloys and superalloys, principally used in the manufacture of forged components designed to operate under extreme conditions in gas turbines and other critical applications. SMC, in conjunction with our high performance alloy production facilities in western Australia and the United States, provides us with an expanded internal supply of nickel-based alloys for our forging operations, which will enable us to better manage our overall value stream now and in the future.

With the acquisition of SMC, we are the world’s largest and most diversified producer of high performance nickel-based alloys, supplying more than 5,000 customers. Our alloys, which provide high temperature strength and corrosion resistance, aqueous corrosion resistance, and toughness and strength in certain embrittling environments, are principally used to manufacture forged components required in the most technically demanding industries and applications. Commercial and military aerospace represents the largest market served by SMC; other non-aerospace markets include high performance, nickel-based alloys for oil & gas, chemical & petrochemical processing, power generation, pollution control, thermal processing, electrical and heating elements, marine and welding applications.

Our alloying processes utilize electric arc, air induction, and vacuum induction melting furnaces, while a few specialized alloys are made using a mechanical alloying process. Refining facilities include furnaces for Argon-Oxygen-Decarburization, vacuum arc remelting and electroslag remelting. Our major hot finishing processes include rotary forging, plate rolling, bar rolling, press forging and extrusion of seamless tubulars and shapes. The latter two processes are extensions of other similar operations within the Forged Products segment. Cold finishing processes include cold rolled sheet and strip, tube and pipe pilgering, and cold drawing of bar and wire. We produce nickel alloys in all standard mill forms from large ingots and billets to plate, sheet, strip, tubing, bar and wire, the latter of which includes core and filler wires for welding products. Our alloys are classified into unique families recognized worldwide and are sold under such trademarks as INCONEL®, INCOLOY®, MONEL®, NIMONIC®, UDIMET®, BRIGHTRAY®, and NILO®.

Revert Management

In July 2007, we completed the acquisition of Caledonian Alloys Limited (“Caledonian”), the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT markets. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from forging, casting, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide.

During the third quarter of fiscal 2008, Greenville Metals, a metal processing operation, was moved from the Investment Cast Products segment to the Forged Products segment to better align Greenville Metals’ business with synergies associated with the recent acquisition of Caledonian. Greenville Metals, Inc. provides metallurgical process solutions and services worldwide for us and other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers and foundries, permanent magnet and powder metal manufacturers and other industries with special metallurgical requirements. Greenville Metals was formerly an Investment Cast Products business.

Fastener Products

Through SPS Technologies, Inc., we have become a leading developer and manufacturer of highly engineered fasteners, fastener systems and precision components, primarily for critical aerospace and automotive applications. The majority of our Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 22 percent of our sales in fiscal 2008.

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

Our engineered fasteners, manufactured from a variety of steel, nickel and titanium alloys, are used in automotive applications, including power trains; suspensions; steering, airbag, and seating systems; and chassis assemblies. These products have also penetrated other markets requiring proven strength, close dimensional tolerance and high reliability, such as diesel, mining, construction, heavy truck and niche general industrial applications. We have developed a broad range of technically advanced proprietary products under the brand names of FLEXLOC®, DURLOK® and DURLOK II®, TORX®, TRU-FLEX®, TAPTITE® and MAThread™.

The Fastener Products segment also includes businesses from the former Industrial Products group, including our subsidiaries J&L Fiber Services, Advanced Forming Technology (“AFT”), Environmental One (“E/One”) and the PCC Precision Tool Group (“PTG”). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry. AFT manufactures metal-injection-molded and ThixoFormed™ components for numerous industrial applications. E/One produces low-pressure sewer systems for residential and commercial applications and monitoring units utilized in the power generation industry. PTG manufactures a broad range of thread-rolling dies, trimming dies, punches and pins and steel and carbide forging tools for fastener production, principally for aerospace, automotive, and general industrial and other applications.

Sales and Distribution

We sell our complex metal components and products into four major market areas: aerospace, power generation, general industrial and automotive. The percentage of sales to these markets is shown below for fiscal 2008, 2007 and 2006.

Our sales to the aerospace market of $3,768.3 million in fiscal 2008 increased 33 percent from $2,825.3 million in fiscal 2007. Sales to the aerospace market as a percentage of total net sales increased from 53 percent in fiscal 2007 to 55 percent in fiscal 2008, principally reflecting steady OEM and aftermarket growth in commercial aerospace, as well as the impact of acquisitions within this market.

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

Major Customers

Net sales to General Electric were 11.9 percent, 11.5 percent and 17.0 percent of total sales in fiscal 2008, 2007 and 2006, respectively, as follows:

	Fiscal
	2008	2007	2006
Investment Cast Products	$474.7	$372.3	$384.8
Forged Products	305.7	212.0	180.6
Fastener Products	31.8	27.5	25.5

	$812.2	$611.8	$590.9

No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls-Royce are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog

The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $6.0 billion as of March 30, 2008, $4.8 billion as of April 1, 2007, and $3.1 billion as of April 2, 2006. The majority of the backlog is for sales to aerospace and power generation customers in the Investment Cast Products, Forged Products and Fastener Products segments. The growth in backlog during fiscal 2008 reflects robust conditions in our core aerospace and power generation markets, higher levels of contractual material pass-through pricing related to higher material costs, and the impact of acquisitions. Approximately 78 percent of our backlog is expected to be filled within the 2009 fiscal year.

The majority of sales to customers are made on individual purchase orders generated from long-term agreements. Most of our orders are subject to termination by the customer upon payment of the cost of work in process, plus a related profit factor. Historically, we have not experienced significant order cancellations.

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

In the Investment Cast Products segment, our principal competitor is Howmet, a subsidiary of Alcoa Inc. Howmet produces superalloy, titanium, stainless steel and aluminum investment castings principally for the aerospace and IGT markets. We believe that Howmet is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. In addition, Pacific Cast Technologies, a subsidiary of Ladish Co., manufactures large titanium investment castings for jet engine and airframe applications. Many other companies throughout the world also produce superalloy, titanium, stainless steel and aluminum investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.

In the Forged Products segment, our largest competitors are Ladish Co., Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Inc. and Schultz Steel Company for aerospace structural products, Vallourec & Mannesmann Tubes and Sumitomo Corporation for energy products and Allegheny Technologies, Inc., Carpenter Technology Corporation, and Haynes International, Inc. for nickel-based alloys and superalloys. We also face increased competition from international companies as customers seek lower cost sources of supply.

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

Our Fastener operations compete with a large number of companies based primarily on technology, price, service, product quality and performance. Of these companies, we consider Alcoa Inc., LISI and McKecknie to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance and service to our customers.

Research and Development

We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities amounted to $11.3 million in fiscal 2008, $9.1 million in fiscal 2007 and $6.6 million in fiscal 2006. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation is charged to the cost of production and is not included in research and development expenditures.

Employees

At March 30, 2008, we had approximately 21,400 employees within our three segments, including nearly 9,200 employees in the Investment Cast Products segment, 5,500 employees in the Forged Products segment and 6,700 employees in the Fasteners segment. In addition, we had approximately 100 employees in corporate functions and over 100 in discontinued operations, for a total of approximately 21,600 employees. Approximately 25 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate nine collective bargaining agreements affecting approximately 11 percent of the workforce during fiscal 2009. Management believes that labor relations in the Company have generally been satisfactory.

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

Materials & Supplies

We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used or manufactured in our investment casting, forged and fastener product segments. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations and inflation. Similarly, supplies of the tool-grade steel we use may also be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers, and we employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations

We purchase products from and supply products to businesses located outside the U.S. We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches. Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. Information with respect to sales and assets by geographic location is included in Part II, Item 8. Financial Statements and Supplementary Data.

Environmental Compliance

We are subject to various federal and state environmental laws concerning, among other things, water discharges, air emissions, waste management, toxic use reduction and environmental cleanup. Environmental laws and regulations continue to evolve and it is likely we will be subject to increasingly stringent environmental standards in the future (particularly under air quality and water quality laws), and we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances.

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. At March 30, 2008, we had accrued aggregate environmental reserves of approximately $84.0 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our reserves represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The reserves include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identified vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of March 30, 2008, may be paid out over the next ten years, we anticipate that no individual site will be considered to be material.

We have been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under CERCLA, and under similar state statutes, PRPs are jointly and severally liable, and therefore, the Company is potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs, who may be jointly and severally liable. We are a party to various cost-sharing arrangements with other PRPs at certain sites. In addition to PRPs, some of these arrangements involve one or more regulatory agencies. These cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of their respective obligations. Our estimates of current reserves factor in these cost-sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. We are identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $3.7 million, or 4 percent of our current environmental reserves.

We have notified our insurers of potential environmental cleanup liabilities at various facilities, including the Superfund sites identified above, and have asserted that we are entitled to recover the defense and indemnity costs incurred, and to be incurred, under certain historic insurance policies. Our accruals include our best estimate of all probable costs, without reduction for anticipated recovery from insurance or third parties unless collection is probable. We have also asserted indemnity claims against third-parties for certain sites, and we expect to recover a portion of our losses with respect to these sites.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarified the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a large obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with FAS 143 and FIN 47, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified a known asset retirement obligation associated with environmental contamination at one of our manufacturing facilities. We have not recognized a liability under FIN 47 for this retirement obligation because the fair value of remediation at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of this site is not required until production ceases, and we have no current or future plans to cease production. This asset retirement obligation, when estimable, is not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Forward-looking Statements

Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995.

Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, general industrial and automotive cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; demand and market acceptance of new commercial and military programs; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information

Our Annual Report on Form 10-K, quarterly report on Form 10-Q, proxy statement, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, as well as the annual report to shareholders, quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Conduct (the code of ethics that applies to the Registrants’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) may be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 1A.	RISK FACTORS

We may encounter difficulties associated with integration of acquired businesses and fail to realize anticipated benefits, and acquisitions could subject us to a number of operational risks.

In May 2006, we acquired Special Metals Corporation. In February 2007, we completed the acquisitions of GSC Foundries, Inc. and Cherry Aerospace LLC. In April 2007, we completed the purchase of substantially all of the assets of McWilliams Forge Company, Inc. In July 2007, we completed the acquisition of Caledonian Alloys Group Limited. We expect that we will continue to make acquisitions of, investments in, and strategic alliances with complementary businesses, products and technologies to enable us to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. The success of those and prior transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate many new employees and to implement reporting, monitoring and forecasting procedures. Implementation of this strategy entails a number of other risks, including:

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

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 55 percent of our total sales in fiscal 2008, 53 percent of total sales in fiscal 2007 and 59 percent of total sales in fiscal 2006. Our power generation sales constituted 24 percent of our total sales in fiscal 2008, 21 percent of total sales in fiscal 2007 and 18 percent of total sales in fiscal 2006.

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from competitive pressures and increased fuel costs. Demand for commercial aircraft is further influenced by airline industry profitability, trends in airline passenger traffic, by the state of U.S. and world economies and numerous other factors including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. A future downturn or reduction in demand could have a material adverse effect on our business.

The power generation market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our IGT products could have a material adverse effect on our business.

In addition to the aerospace and power generation markets, we sell products and services to customers in the automotive, medical, oil and gas, chemical and petrochemical, pulp and paper, and other general industrial markets. Each of these markets is cyclical in nature. Customer demand for our products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on our business.

Our business is dependent on a small number of customers.

A substantial portion of our business is conducted with a relatively small number of large customers, including General Electric Company, United Technologies Corporation and Rolls Royce plc. General Electric accounted for approximately 12 percent, 12 percent and 17 percent of our total sales for fiscal 2008, 2007 and 2006, respectively. No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls Royce are also considered our key customers. A financial hardship experienced by any one of these three customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.

Sales to the military sector constituted approximately 12 percent, 13 percent and 17 percent of our fiscal 2008, 2007 and 2006 sales, respectively. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in domestic or foreign defense budgets or military aircraft procurement or delays in funding could adversely affect our business.

Our business depends, in part, on the demand for and market acceptance of new commercial and military aircraft programs.

The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787 and the Airbus A380 programs. We are currently under contract to supply components for a number of new commercial, general aviation, and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs could have a material adverse effect on our business.

The competitive nature of our business results in pressure for price concessions to our customers and increased pressure to reduce our costs.

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant long term price concessions to our customers in the aerospace and power generation markets from time to time, and we expect customer pressure for further long term price concessions to continue. Maintenance of our profitability will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, or if we are unable to continue to compete effectively, our business will suffer. Our effectiveness in managing our cost structure will be a key determinate of future profitability and competitiveness.

Our business is dependent on a number of raw materials that are subject to volatility in price and availability.

We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals may be influenced by private or government cartels, changes in world politics, unstable governments in exporting nations and inflation. These metals are required for the alloys used or manufactured in our investment castings, forged products and fasteners segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

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

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as:

the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of March 30, 2008 may be paid out over the next ten years, we anticipate that no individual site will be considered to be material. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

We have been named as a PRP at sites identified by the EPA and state regulatory agencies for investigation and remediation under CERCLA, and similar state statutes. Under CERCLA, and under similar state statutes, potentially responsible parties are jointly and severally liable, and therefore we will continue to be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. We are party to various cost-sharing arrangements with other PRPs at certain sites. In addition to PRPs, some of these arrangements involve one or more regulatory agencies. These cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations. Our estimates of current reserves factor in these cost sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs, who may be jointly and severally liable. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. It is also possible that we will be designated a PRP at additional sites in the future.

Like many other industrial companies in recent years, we are defendants in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace, including asbestos. To date, we have been dismissed from a number of these suits and have settled a number of others. The outcome of litigation such as this is difficult to predict and a judicial decision unfavorable to us could be rendered, possibly having a material adverse effect on our business.

Our business is subject to risks associated with international operations.

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2008, approximately 20 percent of our total sales were attributable to our non-U.S. subsidiaries, in 2007, approximately 21 percent and in 2006, approximately 15 percent. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

Any lower than expected rating of our bank debt and debt securities could adversely affect our business.

Two rating agencies, Moody’s and Standard & Poor’s (“S&P”), rate our debt securities. S&P upgraded our debt rating and Moody’s maintained our debt rating during fiscal 2008. However, if the rating agencies were to reduce their current ratings, our interest expense would increase and the instruments governing our indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or our ability to take advantage of potential business opportunities. These modifications also could require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.

Our business involves risks associated with complex manufacturing processes.

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our businesses requires us to continuously implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns and increased costs. Any disruption of operations at our facilities due to equipment failures or process interruptions could have a material adverse effect on our business.

We could be faced with labor shortages, disruptions or stoppages if our relations with our union employees were to deteriorate.

Our operations rely heavily on maintaining good relations with our employees, and any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 25 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate nine collective bargaining agreements affecting approximately 11 percent of the workforce during fiscal 2009. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

Product warranty and product liability risks could adversely affect our operating results.

We produce many critical parts for commercial and military aircraft. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture our parts to strict contractually-established standards and tolerances using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to product warranty costs and claims. These costs are generally not insured. We are parties to legal proceedings and other contingencies, the outcomes of which cannot be predicted with certainty. We estimate material loss contingencies and establish reserves based on our analysis of the contingencies in accordance with Generally Accepted Accounting Principles (“GAAP”). Developments in the legal proceedings may affect our assessment and estimates recorded as a liability or reserve and could result in an adverse effect on our results of operations in the period in which a liability would be recognized. See Item 3. “Legal Proceedings” in this Form 10-K.

We could be required to make additional contributions to our defined benefit pension and postretirement benefit plans as a result of adverse changes in interest rates and the capital markets.

Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	567	80,853	81,420
Foreign	—	—	—	—
Investment Cast Products
Domestic	51	735,823	2,584,207	3,320,030
Foreign	6	156,000	372,960	528,960
Forged Products
Domestic	21	303,496	5,718,771	6,022,267
Foreign	32	559,904	2,522,727	3,082,631
Fastener Products
Domestic	35	967,733	2,120,850	3,088,583
Foreign	21	493,876	820,232	1,314,108
Discontinued Operations
Domestic	2	—	143,532	143,532
Foreign	5	308,386	55,520	363,906
Total Company
Domestic	111	2,007,619	10,648,213	12,655,832
Foreign	64	1,518,166	3,771,439	5,289,605

Total	175	3,525,785	14,419,652	17,945,437

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

Various claims and lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to chemicals and particulates, including asbestos, integrated into our premises and processes and certain historical products. The particulates at issue are no longer incorporated in any currently manufactured products, and we have implemented safety protocols to reduce exposure to chemicals and remaining particulates in the workplace. To date, we have been dismissed from a number of these suits and have settled a number of others. Based on the information available to us as of the date of filing of this report, we believe, based on our review of the facts and the law, that the potential exposure from the resolution of any or all of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since		Age	Position Held With the Registrant
Mark Donegan	(b	) 1992	51	Chairman and Chief Executive Officer
William D. Larsson	(c	) 1980	62	Senior Vice President and Chief Financial Officer and Assistant Secretary
Christopher L. Ayers	(d	) 2005	41	Executive Vice President and President-Forged Products
Steven G. Hackett	(e	) 2004	51	Executive Vice President and President-Fastener Products
Kenneth D. Buck	(f	) 2005	48	Senior Vice President and President-PCC Airfoils
John W. Ericksen	(g	) 2006	46	Senior Vice President, Corporate Training and Organizational Development
Ross M. Lienhart	(h	) 2004	55	Senior Vice President and President-Structurals Casting Operations
Joseph I. Snowden	(i	) 2006	51	Senior Vice President and President-Special Metals Corporation
Steven C. Blackmore	(j	) 2008	46	Vice President, Treasurer and Assistant Secretary
Roger A. Cooke	(k	) 2000	59	Vice President-Regulatory and Legal Affairs and Secretary
Byron J. Gaddis	(l	) 2000	51	Vice President and Chief Information Officer
Shawn R. Hagel	(m	) 1997	42	Vice President, Corporate Controller and Assistant Secretary
Kenneth A. Koncilja	(n	) 2006	50	Vice President-Internal Audit
Kirk G. Pulley	(o	) 2004	39	Vice President-Strategic Planning and Corporate Development
Mark R. Roskopf	(p	) 1999	46	Vice President-Corporate Taxes and Assistant Secretary

(a)	The above information is reported as of March 30, 2008. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.
(b)	Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President-Wyman-Gordon in 1999. Previously served as President-PCC Structurals.
(c)	Elected Senior Vice President in 2000.
(d)	Elected Executive Vice President and President-Forged Products in 2006. Previously served as Senior Vice President and President-Wyman-Gordon in 2005. Prior to 2005, he served as the President of Wyman-Gordon Forgings West.
(e)	Elected Executive Vice President and President-Fastener Products Division in 2008. Previously, he was Vice President in charge of PCC Structurals’ small structural business operations.
(f)	Elected Senior Vice President and President-PCC Airfoils in 2005. Previously served as the President of PCC Airfoils and Vice President and General Manager of the Minerva Plant.
(g)	Elected Senior Vice President Organizational Development in 2008. Previously served as Senior Vice President-Small Structurals Casting Operations, Vice President-Corporate Organizational Development, and President-Wyman-Gordon Forgings East.
(h)	Elected Senior Vice President and President-Large Structurals Casting Operations in 2006. Previously served as Senior Vice President and President-PCC Structurals.
(i)	Elected Senior Vice President and President-Special Metals Corporation in 2006. Previously served as President of Specialty Material and Alloys Group.
(j)	Elected Vice President, Treasurer and Assistant Secretary in 2008. Previously served as Assistant Treasurer.
(k)	Elected Vice President-Regulatory and Legal Affairs and Secretary in 2000.
(l)	Elected Vice President in 2000.
(m)	Elected Vice President in 2000.
(n)	Elected Vice President-Internal Audit in 2006. Prior to joining PCC, he held various executive positions in internal audit and corporate financial reporting at American Axle & Manufacturing.
(o)	Elected Vice President-Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.
(p)	Elected Vice President in 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 30, 2008, there were 7,617 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. For information concerning the quarterly high and low closing prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

Return to Shareholders Performance Graph

The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2003 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends. In addition, information has been adjusted to reflect the two-for-one stock split effective in September 2005.

MEASUREMENT PERIOD

(by fiscal year)

	2003	2004	2005	2006	2007	2008
S&P 500	100.0	132.94	143.23	161.07	180.13	170.02
S&P 500 Aerospace & Defense	100.0	139.12	177.96	219.14	254.32	266.35
Precision Castparts Corp.	100.0	181.11	320.59	502.21	881.16	859.12

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (1)

(Unaudited) (In millions, except employee, shareholder and per share data) Fiscal	2008	2007	2006	2005	2004
Net sales	$6,852.1	$5,319.4	$3,479.7	$2,854.4	$1,884.1
Net income (loss):
Continuing operations	$965.9	$609.8	$347.2	$240.4	$127.8
Net income (loss)	$987.3	$633.1	$350.6	$(1.7)	$117.9
Return on sales from continuing operations	14.1%	11.5%	10.0%	8.4%	6.8%
Return on beginning shareholders’ equity from continuing operations	34.1%	28.5%	19.5%	14.0%	12.0%
Net income (loss) per common share (basic):
Continuing operations	$6.99	$4.48	$2.60	$1.84	$1.13
Net income (loss)	$7.15	$4.66	$2.63	$(0.01)	$1.05
Net income (loss) per common share (diluted):
Continuing operations	$6.89	$4.42	$2.56	$1.81	$1.11
Net income (loss)	$7.04	$4.59	$2.58	$(0.01)	$1.02
Weighted average shares of common stock outstanding
Basic	138.1	136.0	133.3	130.6	112.8
Diluted	140.2	138.0	135.7	133.0	115.2
Cash dividends declared per common share (2)	$0.12	$0.12	$0.105	$0.06	$0.06
Working capital	$1,167.5	$378.7	$465.3	$433.4	$274.7
Total assets	$6,050.1	$5,258.7	$3,747.8	$3,625.0	$3,755.5
Total debt	$355.0	$873.0	$676.6	$843.0	$1,077.5
Total equity	$4,045.0	$2,836.2	$2,140.5	$1,780.4	$1,714.6
Total debt as a percent of total debt and equity	8.1%	23.5%	24.0%	32.1%	38.6%
Book value per share	$29.10	$20.67	$15.84	$13.45	$13.25
Capital expenditures (3)	$227.4	$223.1	$99.4	$67.6	$68.0
Number of employees (4)	21,558	20,026	16,040	15,384	16,672
Number of shareholders of record	7,617	7,075	6,564	5,633	5,429

(1)	All share and per share information has been restated to reflect the 2-for-1 stock split effective September 2005
(2)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters
(3)	Includes capital expenditures of discontinued operations
(4)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share data)

Business overview

We completed another successful year in fiscal 2008, attaining record levels of sales, operating income, net income from continuing operations, and earnings per share. These results were principally driven by continuing strong conditions in our core aerospace and power generation markets, effective volume leverage, and disciplined cost reduction and operational improvements across all of our segments. Also, during the year, we successfully acquired McWilliams and Caledonian, two strategically important acquisitions within the Forged Products segment.

In April 2007, we completed the acquisition of McWilliams, a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams has established long-term relationships with manufacturers of smaller aircraft engines, thereby extending the customer reach of our forging operations. McWilliams operates both hammer and screw presses for open and closed die forging.

In July 2007, we completed the acquisition of Caledonian, the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) markets. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. During the third quarter of fiscal 2008, Greenville Metals, a metal processing operation, became part of the Forged Products segment to take advantage of synergies with Caledonian. Greenville Metals was formerly a business in the Investment Cast Products segment.

Also, during the year, we continued to increase manufacturing capacity to support growth in our core markets with completion or initiation of various large-scale capital expenditure projects, primarily within the Forged Products segment. We expect fiscal 2009 capital expenditures will be approximately 10-20 percent higher than fiscal 2008 spending levels, with the most significant capacity expansion projects planned within the Investment Cast Products segment to support record demand for IGT products.

Looking ahead, we will continue to capitalize on our strong foundation across all markets. We are well positioned on existing as well as new and expanding aerospace platforms, driven by continuing increases in OEM aircraft build rates, high aircraft utilization rates, and an expanding aerospace customer base. We also expect to benefit from solid growth in demand for IGT components and extruded pipe products serving the power generation market, as well as further market penetration in our non-aerospace nickel alloys serving the oil and gas, chemical processing and pollution control industries.

	Fiscal Year		Increase/(Decrease)
	2008	2007	$	%
Net sales	$6,852.1	$5,319.4	$1,523.7	29%
Cost of goods sold	4,982.3	4,020.2	962.1	24
Selling and administrative expenses	358.9	332.7	26.2	8
Restructuring and asset impairment	6.1	—	6.1	N/A
Interest expense, net	42.3	52.2	(9.9)	(19)

Income before income tax and minority interest	1,462.5	914.3	548.2	60
Income tax expense	495.4	303.1	192.3	63
Minority interest	(1.2)	(1.4)	0.2	(14)

Net income from continuing operations	965.9	609.8	356.1	58
Net income from discontinued operations	21.4	23.3	(1.9)	(8)

Net income	$987.3	$633.1	$354.2	56%

Net income per share from continuing operations (basic)	$6.99	$4.48	$2.51	56%
Net income per share from discontinued operations (basic)	0.16	0.18	(0.02)	(11)

Net income per share (basic)	$7.15	$4.66	$2.49	53%

Net income per share from continuing operations (diluted)	$6.89	$4.42	$2.47	56%
Net income per share from discontinued operations (diluted)	0.15	0.17	(0.02)	(12)

Net income per share (diluted)	$7.04	$4.59	$2.45	53%

	Fiscal Year		Increase/(Decrease)
Sales by Market	2008	2007	$	%
Aerospace	$3,768.3	$2,825.3	$943.0	33%
% of total	55%	53%
Power Generation	1,614.6	1,131.7	482.9	43
% of total	24%	21%
General Industrial	1,118.0	1,041.8	76.2	7
% of total	16%	20%
Automotive	351.2	320.6	30.6	10
% of total	5%	6%

Total Sales	$6,852.1	$5,319.4	$1,532.7	29%
% of total	100%	100%

Average market price of key metals	Fiscal Year		Increase/(Decrease)
(per pound)	2008	2007	$	%
Nickel	$15.27	$13.32	$1.95	15%
London Metals Exchange (1)
Titanium	$6.73	$15.20	$(8.47)	(56)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$34.36	$19.78	$14.58	74%
Metal Bulletin COFM.8 Index (1)

(1)	Source: Bloomberg

Total sales for fiscal 2008 were $6,852.1 million, an increase of $1,523.7 million, or 29 percent, from fiscal 2007 sales of $5,319.4 million. Total aerospace sales increased 33 percent over fiscal 2007 levels, and increased from 53 percent of total sales in fiscal 2007 to 55 percent of total sales in fiscal 2008. Power generation sales increased 43 percent over fiscal 2007 levels, and increased from 21 percent of total sales in fiscal 2007 to 24 percent of total sales in fiscal 2008. Sales to the general industrial markets increased 7 percent over the prior year, and decreased from 20 percent of total sales in fiscal 2007 to 16 percent of total sales in fiscal 2008. Sales to the automotive market grew by 10 percent, decreasing from 6 percent of total sales in fiscal 2007 to 5 percent of total sales in fiscal 2008. The acquisitions of GSC, Cherry, McWilliams and Caledonian collectively contributed approximately $315 million of the year-over-year increase. The remaining increase in sales was principally driven by continued strength in our core aerospace and power generation markets. In addition, contractual pass-through pricing of higher material costs increased sales by approximately $460.9 million this year versus approximately $299.0 million in fiscal 2007. With regard to growth in the commercial aircraft industry, aircraft deliveries increased 8 percent in calendar 2007 from calendar 2006, and forecasts from The Airline Monitor as of January 2008 indicate aircraft deliveries are expected to increase approximately 13 percent in calendar year 2008. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Cost of goods sold was $4,982.3 million, or 73 percent of sales, in fiscal 2008 as compared to $4,020.2 million, or 76 percent of sales, in fiscal 2007. The improvement in the year-over-year percentage reflects the impact of leverage from higher sales volume and improved operating efficiencies, partially offset by increased raw material costs in fiscal 2008, primarily nickel and cobalt, which have increased approximately 15 percent and 74 percent, respectively, on the London Metals Exchange and Metal Bulletin COFM.8 Index, respectively, compared to fiscal 2007.

Selling and administrative expenses were $358.9 million, or 5 percent of sales, in fiscal 2008 compared to $332.7 million, or 6 percent of sales, in fiscal 2007. The improved year-over-year percentage was primarily due to leverage from the higher sales volume and lower expense related to our deferred compensation plan compared to the prior year, partially offset by increased stock based compensation expense.

Net income from continuing operations for fiscal 2008 was $965.9 million, or $6.89 per share (diluted), which included restructuring charges totaling $0.03 per share (diluted). By comparison, net income from continuing operations for fiscal 2007 was $609.8 million, or $4.42 per share (diluted). Fiscal 2007 net income from continuing operations included tax benefits of $11.1 million, or $0.08 per share (diluted), associated with tax refund claims and changes in tax reserves resulting from completed and ongoing audits. Fiscal 2008 net income (including discontinued operations) was $987.3 million, or $7.04 per share (diluted), compared with net income of $633.1 million, or $4.59 per share (diluted) in fiscal 2007. Fiscal 2008 net income includes income of $21.4 million, or $0.15 per share (diluted), from discontinued operations, compared to income of $23.3 million, or 0.17 per share (diluted), in the prior year.

Business acquisitions

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys for $208.1 million in cash, of which $165.1 million was paid at close, and we expect two additional contingent payments of approximately $21.5 million each will be paid over the two years subsequent to acquisition. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

On April 3, 2007, we acquired McWilliams, a privately-held company headquartered in Rockaway, New Jersey, for $91.4 million in cash. Founded in 1880, McWilliams is a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. The company, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open and closed die forging. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.

Fiscal 2007

On February 23, 2007, we acquired Cherry from Acument Global Technologies, Inc. (“Acument”) for $298.1 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. Cherry fills a gap in our product line of critical aerospace fasteners and opens up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On February 2, 2007, we acquired GSC, a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employed approximately 375 people at its operations in Ogden, Utah and Saltillo, Mexico. The Mexico operation was closed subsequent to the acquisition. GSC enhances our small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment.

On May 25, 2006, we acquired SMC, a manufacturer of high-performance nickel-based alloys and superalloys, which are sold internally and to third party customers. SMC provides our forging operations with nickel-based alloys for manufacturing aerospace components, enabling us to manage our overall value stream more cost effectively from raw material to forged components. The aggregate purchase price was $548.1 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

Fiscal 2006

On January 6, 2006, we acquired the Shur-Lok Group, which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million. Shur-Lok is a manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. The Shur-Lok product line enhances the basket of fastener products we can offer to our commercial airframe customers, while increasing market reach into other critical fastener applications. The Shur-Lok acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Discontinued operations

Our financial statements were impacted by activities relating to the planned or completed divestiture of a number of our businesses. These businesses have been accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in our Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified.

Fiscal 2008

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The transaction is anticipated to close in the second quarter of fiscal 2009. Unbrako has been reclassified from the Fastener Products segment to discontinued operations.

Also in the fourth quarter, we decided to close the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno has been reclassified from the Forged Products segment to discontinued operations.

In January 2008, we completed the sale of Rescal for approximately $11.2 million. Rescal, which is located in France, was acquired with SMC and has been held for sale since the first quarter of fiscal 2007. The sale of the business generated a tax-effected gain of $4.6 million, or $0.03 per share (diluted) in the fourth quarter of fiscal 2008.

In January 2008, we completed the sale of Shape Memory Alloys (“SMA”) for $30.2 million. The SMA business was acquired with SMC in the first quarter of fiscal 2007, and was reclassified from the Forged Products segment to discontinued operations during the third quarter of fiscal 2008. The sale of the business generated a tax-effected gain of $16.3 million, or $0.12 per share (diluted), of which $4.0 million, or $0.03 per share (diluted), was recognized in the third quarter of fiscal 2008.

Fiscal 2007

In the second quarter of fiscal 2007, we sold our interest in Wyman-Gordon FRISA to our 50% joint venture partner for $30.0 million in cash. In addition, the buyer assumed and subsequently repaid $17.4 million of debt upon closing. At the time of the closing, the joint venture entity operated a manufacturing facility located in Mexico that was engaged in the manufacture of forged products using the ring rolling process. FRISA was reclassified from the Forged Products segment to discontinued operations.

In the first quarter of fiscal 2007, we decided to sell the refiner rebuild business of J&L Fiber Services and close our AFT Composites business. These businesses were reclassified from the former Industrial Products segment (now the Fastener Products segment) to discontinued operations. Both transactions were completed during the third quarter of fiscal 2007.

Restructuring, asset impairment and other non-recurring charges

We regularly assess our cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets we serve. The following restructuring and asset impairment charges were recorded in fiscal 2008 and 2006.

Fiscal 2008

During the fourth quarter of fiscal 2008, the Investment Cast Products segment recorded restructuring charges of $6.1 million, primarily for shut down costs associated with an underutilized machining operation located in the United Kingdom. The tax-effected impact of these charges was $4.3 million, or $0.03 per share (diluted).

Fiscal 2006

During the third quarter of fiscal 2006, we recorded restructuring and asset impairment charges of $2.3 million, which included $1.7 million primarily for the write down of a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment, and $0.6 million for severance costs associated with headcount reductions related to downsizing a tooling operation in Ireland. The tax-effected impact of these charges was $1.9 million, or $0.01 per share (diluted).

Outlook

Looking forward to fiscal 2009, we are well positioned for continued success and profitable growth. We see a continuation of growing demand from all our major markets, and our manufacturing operations are prepared to take advantage of volume leverage and opportunities for cost reduction. We have ramped up capital spending in the last two years to increase production capacity, and we expect additional capital spending in fiscal 2009 to further increase capacity to meet growing demand in our core markets. We will be fully prepared to meet the increased demand from our aerospace customers as new production programs such as the Airbus A380, Boeing 787, F-35 fighter, and KC-X tanker come on line. On the IGT front, major turbine programs currently in production and new platforms in development are providing significant growth opportunities across an expanded customer base. Extruded pipe has a growing backlog extending more than 24 months, and our non-aerospace nickel alloy operations are steadily opening up new market opportunities. In concert with this top-line growth, we have a full pipeline of projects designed to streamline our manufacturing plants and to reduce costs quarter after quarter.

We expect fiscal 2009 sales to grow organically by approximately 8 to 10 percent, driven by strong conditions in our core markets and our increased manufacturing capacity. We believe changes in metal prices will continue to impact sales growth during fiscal 2009, as we have already begun to see raw material costs, primarily nickel, decline in the last two quarters. In addition, continued growth in intercompany sales, particularly within our Forged Products segment, will have an impact on reported sales as capacity is utilized for internal demands and these sales are eliminated in consolidation. Internal supply allows us to manage our overall value stream more cost effectively from raw material to forged component.

Operating income is expected to benefit from the sales volume increases and continued operational improvements, and operating margin as a percent of sales is also expected to show modest improvement over fiscal 2008 levels principally due to leverage from higher sales volume and improved operating performance across all segments.

As in prior years, we will remain active on the acquisition front, continually assessing the strategic fit and value of businesses that have potential for success within our existing framework. At the same time, we will continually assess the suitability and management of our existing businesses in order to maintain our strong financial position and competitive profile.

Financial results by segment

We analyze our operating segments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and manage our business across three reportable segments: Investment Cast Products, Forged Products and Fastener Products. Effective in the third quarter of fiscal 2008, PCC’s Greenville Metals, a metal processing operation, was moved from the Investment Cast Products segment to the Forged Products segment to better align Greenville Metals’ business with synergies associated with the recent acquisition of Caledonian Alloys. All prior periods have been reclassified to reflect the change in reportable segments. Segment operating income amounts presented below exclude restructuring and asset impairment charges.

	Fiscal Year			% Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales
Investment Cast Products	$2,160.0	$1,748.3	$1,571.8	24%	11%
Forged Products	3,168.1	2,350.6	893.1	35	163
Fastener Products	1,524.0	1,220.5	1,014.8	25	20

Consolidated net sales	$6,852.1	$5,319.4	$3,479.7	29%	53%

Segment operating income
Investment Cast Products	$521.8	$382.3	$315.2	37%	21%
% of sales	24.2%	21.9%	20.1%
Forged Products	699.5	409.5	113.3	71	261
% of sales	22.1%	17.4%	12.7%
Fastener Products	384.2	261.7	174.2	47	50
% of sales	25.2%	21.4%	17.2%
Corporate expense	(94.6)	(87.0)	(49.0)	(9)	(78)

Total segment operating income	1,510.9	966.5	553.7	56%	75%
% of sales	22.1%	18.2%	15.9%
Provision for restructuring and asset impairment	6.1	—	2.3
Interest expense, net	42.3	52.2	40.6

Consolidated income before income taxes and minority interest	$1,462.5	$914.3	$510.8

	Fiscal Year			% Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Contractual material pass-through:
Investment Cast Products	$100.4	$55.8	$18.3	80%	205%
Forged Products	345.9	224.4	110.6	54	103
Fastener Products	14.6	18.8	23.7	(22)	(21)

Total contractual material pass-through	$460.9	$299.0	$152.6	54%	96%

	Fiscal Year			% Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Intercompany sales: (1)
Investment Cast Products (2)	$122.6	$80.2	$68.6	53%	17%
Forged Products (3)	642.4	258.4	39.5	149	554
Fastener Products (4)	108.1	81.2	68.5	33	19

Total intercompany sales	$873.1	$419.8	$176.6	108%	138%

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
(2)	Investment Cast Products: Includes intersegment sales of $27.4 million, $4.4 million and $1.9 million for fiscal 2008, 2007 and 2006, respectively.
(3)	Forged Products: Includes intersegment sales of $41.0 million, $7.1 million and $0.9 million for fiscal 2008, 2007 and 2006, respectively.
(4)	Fastener Products: Includes intersegment sales of $2.3 million, $1.8 million and $0.6 million for fiscal 2008, 2007 and 2006, respectively.

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and Specialty Materials and Alloys Group (“SMAG”). These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Sales by Market
Aerospace	$1,314.5	$1,133.2	$1,019.9	16%	11%
% of total	61%	65%	65%
Power Generation	567.8	409.5	371.8	39	10
% of total	26%	23%	24%
General Industrial	251.1	196.0	166.5	28	18
% of total	12%	11%	10%
Automotive	26.6	9.6	13.6	177	(29)
% of total	1%	1%	1%

Total Sales	$2,160.0	$1,748.3	$1,571.8	24%	11%
% of total	100%	100%	100%

Operating income	$521.8	$382.3	$315.2	36%	21%
% of sales	24.2%	21.9%	20.1%

Fiscal 2008 compared with fiscal 2007

The Investment Cast Products segment reported fiscal 2008 sales of $2,160.0 million, an increase of 24 percent from the prior year’s sales of $1,748.3 million. Approximately $45 million, or 11 percent of this increase reflects incremental sales of GSC, which was acquired in the fourth quarter of fiscal 2007. The remaining increase in sales reflects growth in the commercial and regional aerospace markets and strengthening demand in the IGT power generation businesses. Sales also include $100.4 million of higher pricing related to contractual pass-through of increased material costs compared to $55.8 million last year.

Operating income for the Investment Cast Products segment was $521.8 million or 24.2 percent of sales in fiscal 2008, compared to $382.3 million, or 21.9 percent of sales, in fiscal 2007. The increase in operating income reflects the impact of higher sales volume, partially offset by higher raw material costs, primarily nickel and cobalt, which have increased approximately 15 percent and 74 percent, respectively, on the London Metals Exchange and Metal Bulletin COFM.8 Index, respectively, compared to fiscal 2007. The continued improvement in operating margins as a percent of sales was driven by leverage from the increased sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing. While the majority of the higher material costs were recovered from contractual terms allowing for pass-through pricing and protect operating income, they dilute operating income as a percent of sales. Contractual material pass-through pricing diluted operating margins by 1.2 percentage points in fiscal 2008 compared to 0.7 percentage points last year.

The Investment Cast Products segment anticipates higher sales in fiscal 2009, primarily driven by increased demand from commercial aerospace and IGT customers. Additional capacity expansion projects are planned for completion in fiscal 2009 to accommodate higher demand for IGT products. Operating margins, as a percent of sales, are expected to improve slightly in fiscal 2009 as a result of leverage from the higher sales volume and continued improvements in operating efficiencies.

Fiscal 2007 compared with fiscal 2006

The Investment Cast Products segment reported fiscal 2007 sales of $1,748.3 million and operating income of $382.3 million, or 21.9 percent of sales. Fiscal 2007 sales increased 11 percent from the prior year’s $1,571.8 million, and operating income increased by 21 percent over the prior year’s $315.2 million, or 20.1 percent of sales. The increase in sales reflected growth in the commercial and military aerospace markets, strengthening demand in the aerospace aftermarket businesses, and the addition of sales from GSC. The increase in operating income principally reflected the impact of the higher sales volume and improved performance, partially offset by lower selling prices from contractual agreements. In addition, material pass-through pricing for fiscal 2007 contributed $55.8 million to sales, diluting operating margins by 0.7 percentage points, compared to fiscal 2006 pass-through pricing of $18.3 million, diluting operating margins by 0.2 percentage points.

Forged Products

The Forged Products segment includes the operations of Wyman-Gordon and SMC, which was acquired in the first quarter of fiscal 2007. These businesses manufacture forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power generation markets, or manufacture nickel and cobalt-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and reusing them in casting, forging, and fastener manufacturing processes. Forged Products’ sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. The Forged Products segment also produces extruded pipe for the power generation and the oil and gas industries.

	Fiscal Year			% Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Sales by Market
Aerospace	$1,476.1	$1,024.0	$556.4	44%	84%
% of total	47%	44%	62%
Power Generation	1,028.5	703.4	254.6	46	176
% of total	32%	30%	28%
General Industrial	574.9	558.9	77.1	3	625
% of total	18%	23%	9%
Automotive	88.6	64.3	5.0	38	1,186
% of total	3%	3%	1%

Total Sales	$3,168.1	$2,350.6	$893.1	35%	163%
% of total	100%	100%	100%

Operating income	$699.5	$409.5	$113.3	71%	261%
% of sales	22.1%	17.4%	12.7%

Fiscal 2008 compared with fiscal 2007

The Forged Products segment reported fiscal 2008 sales of $3,168.1 million, an increase of 35 percent from the prior year’s sales of $2,350.6 million. Approximately $150 million or 18 percent of the increase in sales from the prior year reflects the acquisitions of McWilliams and Caledonian. The remaining increase in year-over-year sales was driven by increased demand for aerospace products, improving demand in the North American market for extruded pipe, and a full year of sales from SMC compared to 10 months in the prior year. Sales of extruded pipe increased 38 percent year-over-year, from $272.6 million in fiscal 2007 to $375.8 million in fiscal 2008. Fiscal 2008 sales also include $345.9 million of higher contractual pricing related to pass-through of increased raw material costs, compared to $224.4 million last year. In the current year, the Forged Products segment dedicated more resources for internal production which impacts top-line revenues. Total intercompany sales, including sales within and between segments, increased from $258.4 million in fiscal 2007 to $642.4 million in the current year; these sales are eliminated in consolidation.

Operating income for the Forged Products segment was $699.5 million or 22.1 percent of sales in fiscal 2008, compared to $409.5 million, or 17.4 percent of sales, in fiscal 2007. Operating income as a percent of sales benefited from increased sales volume, which included increased sales of higher margin power generation products, and from implementation of successful cost-reduction initiatives. In addition to continuing improvements from base businesses, SMC continued to make significant margin improvements throughout the year, which were driven by continuing yield improvements, higher production volumes, and inventory reductions. These improvements were partially offset by higher material costs, primarily nickel and cobalt, which have increased approximately 15 percent and 74 percent, respectively, on the London Metals Exchange and Metal Bulletin COFM.8 Index, respectively, compared to fiscal 2007. The contractual pass-through of higher raw material costs diluted operating margins by 2.7 percentage points in fiscal 2008 compared to 1.8 percentage points last year.

Sales within this segment are expected to increase in fiscal 2009 consistent with growth in the commercial aerospace markets as well as solid growth in extruded pipe sales and other power generation markets. While we expect increases in alloy production volume year-over-year, the segment is expected to continue to moderately grow its internal supply of materials in fiscal 2009, which will have a negative impact on reported top-line revenues. Operating income as a percent of sales is expected to show continued improvement, benefiting from the leverage of higher sales volume and further cost reductions.

Fiscal 2007 compared with fiscal 2006

The Forged Products segment reported fiscal 2007 sales of $2,350.6 million and operating income of $409.5 million, or 17.4 percent of sales. Fiscal 2007 sales increased 163 percent from the prior year’s sales of $893.1 million, and operating income increased by 261 percent over the prior year’s operating income of $113.3 million, or 12.7 percent of sales. The increase in year-over-year sales was driven by the addition of 10 months of sales from SMC, increased demand for aerospace products, continued penetration in the Asian power generation market, and improving demand in the North American market for extruded pipe. Operating income as a percent of sales benefited from increased sales volume of higher margin power generation components, as well as from the impact of successful cost-reduction initiatives. In addition to continuing improvements from base businesses, SMC exceeded initial projections and rapidly accelerated its progress in improving yields, increasing production volumes and reducing inventories, thereby significantly improving operating margins each quarter in its first 10 months of operation under PCC. Fiscal 2007 sales also included $224.4 million of higher pricing related to pass-through of increased raw material costs compared to $110.6 million in fiscal 2006, diluting operating margins by 1.8 percent in each period.

Fastener Products

The Fastener Products segment includes the Aerospace Fasteners and Engineered Fasteners groups. In addition, the segment includes the integration of the former Industrial Products segment in the fourth quarter of fiscal 2007. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

	Fiscal Year			% Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Sales by Market
Aerospace	$977.7	$668.0	$467.9	46%	43%
% of total	64%	55%	47%
Power Generation	18.4	18.8	14.9	(2)	26
% of total	1%	1%	1%
General Industrial & Other	291.9	287.0	276.6	2	4
% of total	19%	24%	27%
Automotive	236.0	246.7	255.4	(4)	(3)
% of total	16%	20%	25%

Total Sales	$1,524.0	$1,220.5	$1,014.8	25%	20%
% of total	100%	100%	100%

Operating income	$384.2	$261.7	$174.2	47%	50%
% of sales	25.2%	21.4%	17.2%

Fiscal 2008 compared with fiscal 2007

The Fastener Products segment reported fiscal 2008 sales of $1,524.0 million, a 25 percent increase from fiscal 2007 sales of $1,220.5 million. The increase in sales primarily resulted from higher sales from the Aerospace Fastener operations, of which approximately $121 million represented incremental sales from a full year of Cherry Aerospace, acquired in the fourth quarter of fiscal 2007. Sales from the Engineered Fastener and industrial products operations decreased 3 percent year-over-year, principally due to weaker demand from the automotive industry.

Operating income for the Fasteners segment was $384.2 million or 25.2 percent of sales in fiscal 2008, compared to $261.7 million, or 21.4 percent of sales, in fiscal 2007. The improvement in operating margins reflected leverage from the increased sales volume and increased sales in the higher margin aerospace business, as well as the impact of continued efforts to reduce costs and improve manufacturing processes.

Sales and operating income within the Fastener Products segment are expected to grow during fiscal 2009 as a result of increased sales volume to the aerospace market resulting from strong aerospace demand, continued market share gains, and qualification of existing capacity from automotive to aerospace production, partially offset by soft conditions in the North American automotive market. Operating income as a percent of sales is also expected to improve due to continuing cost take-outs and leverage from higher sales.

Fiscal 2007 compared with fiscal 2006

The Fastener Products segment reported fiscal 2007 sales of $1,220.5 million and operating income of $261.7 million, or 21.4 percent of sales. Fiscal 2007 sales increased 20 percent from the prior year’s sales of $1,014.8 million, and operating income increased by 50 percent over the prior year’s operating income of $174.2 million, or 17.2 percent of sales. The increase in sales was due to the addition of sales from Cherry Aerospace (acquired in the fourth quarter of fiscal 2007) and a full year of sales from Shur-Lok (acquired in the fourth quarter of fiscal 2006), and the favorable impact of strong aerospace sales, partially offset by weaker demand from the automotive industry. The improvement in operating margins reflected leverage from the increased sales volume and higher margin aerospace business, as well as the impact of continued efforts to reduce costs and improve manufacturing processes.

Interest and taxes

Net interest expense in fiscal 2008 was $42.3 million, compared with $52.2 million in fiscal 2007. The lower net interest expense was due to reduced debt levels, lower borrowing rates, and higher interest income compared to the prior year.

The effective tax rate for fiscal 2008 was 33.9 percent, compared with 33.2 percent in fiscal 2007. The slight increase in tax rate was principally due to reduced tax benefits from audit settlements in fiscal 2008 compared to fiscal 2007, and the loss of the extraterritorial income exclusion benefit in 2008, which is partially offset by a larger U.S. manufacturing deduction in 2008.

Liquidity and capital resources

Total assets of $6,050.1 million at March 30, 2008 represented a $791.4 million increase from the $5,258.7 million balance at April 1, 2007. This increase was driven by the addition of McWilliams and Caledonian assets totaling $388.2 million, and by increased inventories and receivables to support continuing revenue growth in the base businesses. Total capitalization at March 30, 2008, was $4,400.0 million, consisting of $355.0 million of debt and $4,045.0 million of equity. The debt-to-capitalization ratio declined to 8.1% at March 30, 2008 from 23.5% at the end of fiscal 2007.

Cash as of March 30, 2008 was $221.3 million, up $70.9 million from the end of fiscal 2007, and total debt was $355.0 million, down $518.0 million since the end of fiscal 2007. Debt net of cash, which includes $0.3 million of acquired debt from Caledonian, decreased from $722.6 million at the end of fiscal 2007 to $133.7 million at March 30, 2008, reflecting $589.2 million of positive cash flow for fiscal 2008. Excluding cash payments for the acquisitions of Cherry, McWilliams and Caledonian ($254.2 million), and for voluntary pension contributions

($63.0 million), cash flow for fiscal 2008 totaled $906.4 million. This positive net cash flow consisted primarily of $976.7 million from operating activities (adjusted for voluntary pension contributions), $52.3 million from various asset dispositions and business divestitures, and $96.8 million from the issuance of common stock and related tax benefit, partially offset by capital expenditures of $226.3 million and dividend payments of $16.6 million.

Capital spending of $226.3 million in fiscal 2008 principally provided for equipment maintenance and upgrades, capacity expansion, cost reduction and safety projects. The capital spending plan for fiscal 2009, which is anticipated to be approximately 10 to 20 percent higher than capital spending in fiscal 2008, provides for additional capacity expansion, cost reduction, and equipment maintenance and upgrades throughout the company.

We believe we will be able to meet our short- and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowing from existing or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

Contractual obligations and commercial commitments

We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual cash obligations as of March 30, 2008 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$354.9	$20.0	$55.1	$15.1	$14.5	$35.0	$215.2
Operating leases (1)	77.0	20.4	15.8	10.4	8.0	6.6	15.8
Interest on fixed-rate debt	78.0	16.3	14.9	13.5	12.9	12.1	8.3
Interest on variable-rate debt (2)	1.6	0.1	0.3	—	—	0.9	0.3
Acquisition related obligation	43.0	21.5	21.5	—	—	—	—

Total	$554.5	$78.3	$107.6	$39.0	$35.4	$54.6	$239.6

(1)	Operating lease obligations include $6.8 million attributable to an operation held-for-sale.
(2)	Interest on variable-rate debt is based on current prevailing interest rates.

Our reserve for uncertain tax positions on March 30, 2008 was $29.6 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement of these liabilities. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Note 12 to the Consolidated Financial Statements for additional information regarding our reserve for uncertain tax positions.

The table above also excludes estimated required cash contributions to our qualified pension plans totaling approximately $96.8 million over the next five years: $15.3 million in fiscal 2009, $15.6 million in fiscal 2010, $20.3 million in fiscal 2011, $22.7 million in fiscal 2012 and $22.9 million in fiscal 2013. We also have benefit payments due under our non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See Note 14 to the Consolidated Financial Statements for additional information.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout the Management’s Discussion and Analysis where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other significant accounting policies, see the Notes to the Consolidated Financial Statements of this Annual Report. Note that the preparation of this Annual Report requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue recognition

We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectibility is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed. Shipping and handling costs billed to customers are included in revenue.

Valuation of inventories

All inventories are stated at the lower of the cost to purchase or manufacture the inventory or the current estimated market value of the inventory. Cost for inventories at a significant number of our operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on the age, historical usage or assumptions about future demand for the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.

Goodwill and acquired intangibles

From time to time, we acquire businesses in purchase transactions that typically result in the recognition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and possible impairment charges. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements.

Goodwill and indefinite-lived intangible assets are tested annually for impairment and when events or circumstances indicate that the carrying value of these assets may not be recoverable. Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rate, our estimates of sales volumes, sales prices and related costs, and discount rate applied. Management uses the best available information at the time fair values of the reporting units are estimated; however, changes to management’s assumptions used during the impairment testing could affect the consolidated financial statements.

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at March 30, 2008 and April 1, 2007 were $84.0 million and $74.3 million, respectively. Generally, the increase in environmental reserves over the prior year reflects existing liabilities associated with our acquisitions, as discussed in Note 3 to the Consolidated Financial Statements, and is not the result of newly discovered environmental liabilities.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarified the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a large obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with SFAS No. 143 and FIN 47, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified a known asset retirement obligation associated with environmental contamination at one of our manufacturing facilities. However, we have not recognized a liability under FIN 47 for this retirement obligation because the fair value of remediation at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of this site is not required until production ceases, and we have no current or future plans to cease production. This asset retirement obligation, when estimable, is not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Income taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Beginning in fiscal 2008, we account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As a result, we report a liability resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Recently issued accounting standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and establishes the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption will not have a material impact on our consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for periods beginning in the fourth quarter of fiscal 2009. The adoption of SFAS No. 161 will not have a material impact on our consolidated financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective beginning in fiscal 2009. The adoption of SFAS No. 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and also expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning in fiscal 2010. SFAS No. 157, as it applies to financial assets and financial liabilities, is effective beginning in fiscal 2009. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Company. For further discussion of derivative financial instruments, refer to Item 8. Financial Statements and Supplementary Data.

Interest Rate Risk

We have variable rate debt obligations that expose us to interest rate risk. If market interest rates had averaged 10 percent higher than actual levels in fiscal 2008 or 2007, the effect on our interest expense and net income would not have been material.

Foreign Currency Risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, we had foreign currency hedges in place at March 30, 2008 and April 1, 2007 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of March 30, 2008, from a hypothetical 10 percent adverse change in exchange rates relative to USD, would not have been material.

Material Cost Risk

As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, we had entered into long-term supply agreements to fix the purchase price of strategic raw materials at March 30, 2008 and April 1, 2007. In addition, we had escalation clauses related to raw material pricing in certain of our contracts at March 30, 2008 and April 1, 2007. If market rates had averaged 10 percent higher than actual levels in either fiscal 2008 or 2007, the effect on our cost of sales and net earnings, after considering the effects of these agreements and contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except per share data)	March 30, 2008	April 1, 2007	April 2, 2006
Net sales	$6,852.1	$5,319.4	$3,479.7
Cost of goods sold	4,982.3	4,020.2	2,685.0
Selling and administrative expenses	358.9	332.7	241.0
Restructuring and asset impairment	6.1	—	2.3
Interest expense, net	42.3	52.2	40.6

Income before income tax and minority interest	1,462.5	914.3	510.8
Income tax expense	495.4	303.1	162.0
Minority interest	(1.2)	(1.4)	(1.6)

Net income from continuing operations	965.9	609.8	347.2
Net income from discontinued operations	21.4	23.3	3.4

Net income	$987.3	$633.1	$350.6

Net income per share from continuing operations (basic)	$6.99	$4.48	$2.60
Net income per share from discontinued operations (basic)	0.16	0.18	0.03

Net income per share (basic)	$7.15	$4.66	$2.63

Net income per share from continuing operations (diluted)	$6.89	$4.42	$2.56
Net income per share from discontinued operations (diluted)	0.15	0.17	0.02

Net income per share (diluted)	$7.04	$4.59	$2.58

Average common shares outstanding:
Basic	138.1	136.0	133.3

Diluted	140.2	138.0	135.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	March 30, 2008	April 1, 2007
Assets
Current assets:
Cash and cash equivalents	$221.3	$150.4
Receivables, net of reserves of $5.2 in 2008 and $7.4 in 2007	1,027.9	839.6
Inventories	992.9	864.4
Prepaid expenses	22.0	22.5
Deferred income taxes	84.8	107.8
Discontinued operations	23.4	52.2

Total current assets	2,372.3	2,036.9

Property, plant and equipment:
Land	64.0	59.8
Buildings and improvements	323.3	293.9
Machinery and equipment	1,485.4	1,261.5
Construction in progress	122.5	131.4

	1,995.2	1,746.6
Accumulated depreciation	(869.0)	(756.8)

Net property, plant and equipment	1,126.2	989.8

Goodwill	2,282.4	2,088.8
Acquired intangible assets, net	55.4	10.2
Other assets	203.3	115.7
Discontinued operations	10.5	17.3

	$6,050.1	$5,258.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$0.1	$383.1
Long-term debt currently due	20.0	170.7
Accounts payable	689.4	576.2
Accrued liabilities	420.0	433.9
Income taxes payable	65.6	66.7
Discontinued operations	9.7	27.6

Total current liabilities	1,204.8	1,658.2

Long-term debt	334.9	319.2
Pension and other postretirement benefit obligations	275.4	320.5
Other long-term liabilities	142.8	94.5
Deferred income taxes	46.5	24.1
Discontinued operations	0.7	6.0
Commitments and contingencies (See Notes)	—	—
Shareholders’ equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2008 and 2007	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 139,027,774 and 137,208,948 shares in 2008 and 2007	139.0	137.2
Paid-in capital	1,016.6	878.5
Retained earnings	2,873.4	1,903.2
Accumulated other comprehensive income (loss)	16.0	(82.7)

Total shareholders’ equity	4,045.0	2,836.2

	$6,050.1	$5,258.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	March 30, 2008	April 1, 2007	April 2, 2006
Operating Activities
Net income	$987.3	$633.1	$350.6
Net income from discontinued operations	(21.4)	(23.3)	(3.4)
Non-cash items:
Depreciation and amortization	130.4	111.3	95.6
Deferred income taxes	40.6	15.7	29.9
Stock-based compensation expense	32.0	26.8	—
Excess tax benefits from share-based payment arrangements	(43.2)	(28.9)	—
Tax benefit from stock option exercises	—	—	27.8
Impairment of long-lived assets	—	—	1.7
Other non-cash adjustments	—	—	1.3
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(175.3)	(145.3)	(85.1)
Inventories	(59.9)	104.4	(28.9)
Other current assets	3.6	(2.2)	(1.9)
Payables, accruals and current taxes	94.3	203.6	(21.4)
Retirement benefit obligations	(39.6)	16.9	(130.4)
Other non-current assets and liabilities	(55.6)	(48.4)	(12.9)
Net cash provided by operating activities of discontinued operations	20.5	1.8	7.9

Net cash provided by operating activities	913.7	865.5	230.8

Investing Activities
Acquisitions of businesses	(254.2)	(919.2)	(115.5)
Capital expenditures	(226.3)	(220.5)	(95.3)
Dispositions of businesses and other	52.3	71.7	30.7
Net cash used by investing activities of discontinued operations	(1.1)	(2.6)	(4.1)

Net cash used by investing activities	(429.3)	(1,070.6)	(184.2)

Financing Activities
Net change in commercial paper and short-term borrowings	(353.1)	335.4	47.5
Net change in long-term debt	(165.2)	(127.1)	(212.4)
Common stock issued	53.6	49.3	47.9
Excess tax benefits from share-based payment arrangements	43.2	28.9	—
Cash dividends	(16.6)	(16.3)	(11.9)
Other	—	1.1	(1.4)
Net cash provided (used) by financing activities of discontinued operations	—	2.7	(1.5)

Net cash (used) provided by financing activities	(438.1)	274.0	(131.8)

Effect of exchange rate changes on cash and cash equivalents	24.6	21.6	(8.8)

Net increase (decrease) in cash and cash equivalents	70.9	90.5	(94.0)
Cash and cash equivalents at beginning of year	150.4	59.9	153.9

Cash and cash equivalents at end of year	$221.3	$150.4	$59.9

Supplemental Disclosures
Cash paid during the year for:
Interest	$52.3	$59.2	$43.5
Income taxes, net of refunds received	$402.2	$203.2	$151.1
Non-cash investing and financing activities:
Debt assumed in connection with business acquisition	$0.3	$2.8	$—
Dividends declared but not paid	$4.2	$4.1	$4.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income
(In millions, except per share data)	Shares	Amount
Balance at April 3, 2005	66.2	$66.2	$773.4	$951.8	$(11.0)
Common stock issued pursuant to stock plans	2.4	2.4	73.4	—	—
2-for-1 common stock split	66.5	66.5	(66.6)	—	—
Cash dividends ($0.12 per share, pre-split) (1)	—	—	—	(11.9)	—
Net income	—	—	—	350.6	—	$350.6
Unrealized translation adjustments	—	—	—	—	(33.5)	(33.5)
Unrecognized losses on derivatives, net of $0.4 tax:
Periodic revaluations	—	—	—	—	(0.6)	(0.6)
Reclassified to income	—	—	—	—	(0.8)	(0.8)
Minimum pension liability adjustment, net of $4.2 tax	—	—	—	—	(19.4)	(19.4)

Balance at April 2, 2006	135.1	135.1	780.2	1,290.5	(65.3)	$296.3

Common stock issued pursuant to stock plans	2.1	2.1	47.2	—	—
Stock-based compensation expense	—	—	22.2	—	—
Tax benefit from stock-based compensation	—	—	28.9	—	—
Cash dividends ($0.12 per share)	—	—	—	(20.4)	—
Net income	—	—	—	633.1	—	$633.1
Unrealized translation adjustments	—	—	—	—	68.2	68.2
Unrecognized gains on derivatives, net of $0.3 tax:
Periodic revaluations	—	—	—	—	1.2	1.2
Pension and postretirement obligations	—	—	—	—	28.5	28.5
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of tax	—	—	—	—	(115.3)

Balance at April 1, 2007	137.2	137.2	878.5	1,903.2	(82.7)	$731.0

Common stock issued pursuant to stock plans	1.8	1.8	63.2	—	—
Stock-based compensation expense	—	—	31.7	—	—
Tax benefit from stock-based compensation	—	—	43.2	—	—
Cumulative effect adjustment due to the adoption of FIN 48	—	—	—	(0.5)
Cash dividends ($0.12 per share)	—	—	—	(16.6)	—
Net income	—	—	—	987.3	—	$987.3
Unrealized translation adjustments	—	—	—	—	50.9	50.9
Unrecognized gains on derivatives:
Periodic revaluations, net of $(0.3) tax benefit	—	—	—	—	0.1	0.1
Reclassified to income, net of $(2.1) tax benefit	—	—	—	—	(4.1)	(4.1)
Pension and postretirement obligations	—	—	—	—	51.8	51.8

Balance at March 30, 2008	139.0	$139.0	$1,016.6	$2,873.4	$16.0	$1,086.0

(1)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters of fiscal 2006.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

(In millions, except option share and per share data)

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Precision Castparts Corp. (“PCC” or the “Company”) and affiliates after elimination of intercompany accounts and transactions. Affiliates include majority-owned subsidiaries and companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under Accounting Principles Generally Accepted in the United States of America (“GAAP”); subsidiaries and companies are accounted for using the equity method when PCC has a non-controlling ownership interest between twenty and fifty percent; and subsidiaries and companies are accounted for using the cost method when PCC has a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to our continuing operations. Our fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

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

Inventories

All inventories are stated at the lower of cost or current market values. Cost for inventories at the majority of our operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 5 to 15 years for machinery and equipment and 3 to 5 years for computer hardware and software. Depreciation expense was $125.1 million, $107.5 million and $91.8 million in fiscal 2008, 2007 and 2006, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of operations and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.

Goodwill and acquired intangible assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames, backlog and long term customer agreements that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets with indefinite lives are tested for impairment at a minimum each fiscal year in the second quarter, or when impairment indicators exist, using the guidance and criteria described in the standard. This testing compares the carrying values of each reporting unit to estimated fair values, and if the carrying value of these assets is in excess of estimated fair value, the carrying value is reduced to their estimated fair value.

Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1 to 19 years; proprietary technology, 15 years; tradenames, 15 years; long-term customer agreements, 1 to 2 years; and backlog, 0 to 3 years.

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

Revenue recognition

We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectibility is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed.

Shipping and Handling Fees and Costs

Shipping and handling fees and costs charged to customers are reflected in net revenues and cost of goods sold as appropriate.

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at March 30, 2008 and April 1, 2007 were $84.0 million and $74.3 million, respectively.

Foreign currency translation

Assets and liabilities of our foreign affiliates are translated at current foreign currency exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of shareholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that have been designated as hedges of identifiable foreign currency commitments or investment positions, are included in the results of operations as incurred. Transaction gains and losses had no material impact on our results of operations for any year presented.

Financial instruments

Our financial instruments include cash and cash equivalents, accounts receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term bank debt approximate fair value. Fair value of long-term debt is based on quoted market prices or estimated using our borrowing rate at year-end for similar types of borrowing arrangements; refer to Note 6 of the Consolidated Financial Statements.

At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of natural gas and strategic raw materials. We have controls in place that limit the use of derivative financial instruments and ensure that all such transactions receive appropriate management attention.

We account for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge designated changes in fair value or cash flows.

Derivative financial instruments in place at year-end included hedges to manage the risk of changes in foreign currency exchange rates in certain of our operations. At March 30, 2008, and April 1, 2007, there was no material off-balance-sheet risk from financial instruments. We do not hold or issue financial instruments for speculative purposes.

Stock-based compensation

Prior to April 3, 2006, we followed the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock-based employee compensation plans, which are described more fully in Note 17—Stock-based compensation plans. On April 3, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) requiring us to recognize expense related to the fair value of stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated the financial results for prior periods.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statement of Operations for fiscal 2008 and 2007:

	2008	2007
Cost of good sold	$11.1	$7.9
Selling, general and administrative	20.9	18.9

Stock-based compensation before income taxes	32.0	26.8
Income tax benefit	(9.7)	(8.4)

Total stock-based compensation expense after income taxes	$22.3	$18.4

No stock-based compensation expense was capitalized as of March 30, 2008 or April 1, 2007 as it was not material. As of March 30, 2008, we had $59.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 3.6 years.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for fiscal 2006:

2006
Net income as reported	$350.6
Stock-based compensation, net of tax, included in net income as reported	0.1
Stock-based compensation, net of tax, as determined under fair value based method for all awards	(12.8)

Pro forma net income	$337.9

Net income per share-basic:
Reported	$2.63
Pro forma	$2.53

Net income per share-diluted:
Reported	$2.58
Pro forma	$2.49

The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2008	2007	2006
Stock option plans:
Risk-free interest rate	2.2%	4.5%	4.9%
Expected dividend yield	0.1%	0.1%	0.2%
Expected volatility	37.1%	35.8%	35.4%
Expected life (in years)	2.7–4.4	2.7–4.4	2.7–4.4
Employee Stock Purchase Plan:
Risk-free interest rate	1.6%	4.9%	4.9%
Expected dividend yield	0.1%	0.1%	0.2%
Expected volatility	37.1%	35.8%	35.4%
Expected life (in years)	1.0	1.0	0.9

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate and we use 10-year historical volatility as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2008	2007	2006
Stock option plans:
Grant date fair value per share	$46.65	$24.47	$15.96
Total fair value of awards granted	$52.4	$38.6	$22.8
Total intrinsic value of options exercised	$141.0	$94.9	$83.1
Employee Stock Purchase Plan:
Grant date fair value per share	$21.98	$13.97	$8.54
Total fair value	$6.7	$4.6	$3.7

Income Taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Beginning in fiscal 2008, we account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result, we report a liability resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Pension and Other Postretirement Benefit Plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. The liabilities and net periodic cost of our pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the U.S. plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx long-term bond index was used as the basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal year 2008, 2007 and 2006, we made voluntary contributions to pension plans totaling $63.0 million, $19.6 million and $151.9 million, respectively.

Effective April 1, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. In reporting periods covered by SFAS No. 158, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in accumulated other comprehensive income (loss) in the period in which they occur. The adoption of SFAS No. 158 resulted in the following impacts: a reduction of $112.4 million in existing prepaid pension costs and intangible assets, the recognition of $64.6 million in accrued pension and postretirement liabilities, and a charge of $177 million ($115.3 million after-tax) to accumulated other comprehensive loss.

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

2. Recently issued accounting standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and establishes the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption will not have a material impact on our consolidated financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for periods beginning in the fourth quarter of fiscal 2009. The adoption of SFAS No. 161 will not have a material impact on our consolidated financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective beginning in fiscal 2009. The adoption of SFAS No. 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and also expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning in fiscal 2010. SFAS No. 157, as it applies to financial assets and financial liabilities, is effective beginning in fiscal 2009. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

3. Business acquisitions

The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Operations since the acquisition dates.

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and we expect two additional contingent payments of approximately $21.5 million each will be paid over the two years subsequent to acquisition. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructures and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $191.5 million of goodwill (which is not deductible for tax purposes) and other intangibles. As of March 30, 2008, the purchase price allocation is subject to further refinement as analyses are completed, including finalizing the valuation of intangible assets. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

On April 3, 2007, we acquired McWilliams Forge Company, Inc. (“McWilliams”), a privately held company headquartered in Rockaway, New Jersey, for $91.4 million in cash. Founded in 1880, McWilliams is a manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams, which employs approximately 120 people at its New Jersey facility, operates both hammer and screw presses for open and closed die forging. McWilliams has established long-term relationships with manufacturers of smaller aircraft engines, thereby extending the customer reach of our forging operations. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $58.2 million of goodwill and other intangibles, which is deductible for tax purposes. As of March 30, 2008, the purchase price allocation is subject to further refinement as analyses are completed, including finalizing the valuation of intangible assets. The impact of this acquisition was not material to our results of operations; consequently, pro forma information has not been included.

Fiscal 2007

On February 23, 2007, we acquired Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”) for $298.1 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts. Cherry employs approximately 500 people at its facility in Santa Ana, California. We acquired Cherry to fill a gap in our product line of critical aerospace fasteners and open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset acquisition for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $199.2 million of goodwill (which is deductible for tax purposes) and $49.3 million of other intangible assets, including a tradename with indefinite life valued at approximately $37.3 million.

On February 2, 2007, we acquired GSC Foundries, Inc. (“GSC”), a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC employed approximately 375 people at its operations in Ogden, Utah, and Saltillo, Mexico. The Mexico operation was closed subsequent to the acquisition. We acquired GSC to enhance our small structural investment casting portfolio with an ability to produce larger components. The GSC acquisition is an asset acquisition for tax purposes and operates as part of the Investment Cast Products segment. This transaction resulted in $55.1 million of goodwill (which is deductible for tax purposes) and $1.4 million of other intangible assets.

On May 25, 2006, we acquired Special Metals Corporation (“SMC”), a manufacturer of high-performance nickel-based alloys and super alloys. SMC provides our forging operations with nickel-based alloys for manufacturing aerospace components, enabling us to manage our overall value stream more cost effectively from raw material to forged component. The aggregate purchase price was $528.3 million, which principally includes $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. The SMC transaction resulted in the acquisition of $627.2 million of current assets, $165.9 million of property, plant and equipment, $104.6 million of goodwill and intangible assets, $16.6 million of other assets, and the assumption of $386.0 million of liabilities.

The operating results for SMC, GSC and Cherry have been included in our consolidated statement of operations since the closing date of each acquisition. The following pro forma information presents a summary of our results of operations assuming the fiscal 2007 acquisitions had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

Fiscal	2007	2006
Net sales	$5,588.9	$4,594.2
Net income	$650.3	$392.9
Net income per share—basic	$4.78	$2.95
Net income per share—diluted	$4.71	$2.90

Fiscal 2006

On January 6, 2006, we acquired the Shur-Lok Group (“Shur-Lok”), which includes the Shur-Lok Corporation in Irvine, California, and Shur-Lok International located in Petit-Rechain, Belgium, for approximately $113.0 million in cash. Shur-Lok is a manufacturer of highly engineered, critical aerospace fasteners, including inserts, barrel nuts, adjustable diameter bolts, fluid fittings and lock nuts. We acquired Shur-Lok to enhance the basket of fastener products we can offer to our commercial airframe customers, while increasing market reach into other critical fastener applications. The Shur-Lok acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $82.4 million of goodwill, of which $79.4 million is deductible for tax purposes.

4. Discontinued operations

Fiscal 2008

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The transaction is anticipated to close in the second quarter of fiscal 2009. Unbrako has been reclassified from the Fastener Products segment to discontinued operations.

Also in the fourth quarter of fiscal 2008, we decided to shut down the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno has been reclassified from the Forged Products segment to discontinued operations.

In January 2008, we completed the sale of Rescal for approximately $11.2 million. Rescal, which is located in France, was acquired with SMC and has been held for sale since the first quarter of fiscal 2007. The sale of the business resulted in a net gain of $4.6 million in the fourth quarter of fiscal 2008.

In January 2008, we completed the sale of Shape Memory Alloys (“SMA”) for $30.2 million. The SMA business was acquired with SMC in the first quarter of fiscal 2007, and was reclassified from the Forged Products segment to discontinued operations during the third quarter of fiscal 2008. The sale of the business generated a net gain of $16.3 million, of which $4.0 million was recognized in the third quarter of fiscal 2008.

Fiscal 2007

In the second quarter of fiscal 2007, we sold our interest in Wyman-Gordon FRISA to our 50% joint venture partner. We received $30.0 million in cash for the sale. In addition, the buyer assumed and subsequently paid off $17.4 million of debt. At the time of the closing, the joint venture entity operated a manufacturing facility located in Mexico that was engaged in the manufacture of forged products using the ring rolling process. FRISA has been reclassified from the Forged Products segment to discontinued operations.

In the first quarter of fiscal 2007, we decided to sell the refiner rebuild business of J&L Fiber Services and to close the AFT Composites business. These businesses were reclassified from the former Industrial Products segment to discontinued operations. Both transactions were completed by the third quarter of fiscal 2007.

These businesses each meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

Fiscal	2008	2007	2006
Net sales	$64.3	$94.8	$100.5
Cost of goods sold	53.9	72.4	81.2
Selling and administrative expenses	7.5	9.4	14.1
Interest expense, net	—	0.5	0.7

Net income from operations before income taxes	2.9	12.5	4.5
Income tax expense (benefit)	0.5	(1.1)	(2.4)

Net income from operations	2.4	13.6	6.9
Gain (loss) on disposal, net of tax expense (benefit) of $2.2, $(1.4), and $(0.7)	19.0	9.7	(3.5)

Net income from discontinued operations	$21.4	$23.3	$3.4

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	March 30, 2008	April 1, 2007
Assets of discontinued operations:
Current assets	$23.4	$52.2
Net property, plant and equipment	10.0	15.3
Other assets	0.5	2.0

	$33.9	$69.5

Liabilities of discontinued operations:
Current liabilities	$9.7	$27.6
Other liabilities	0.7	6.0

	$10.4	$33.6

5. Restructuring, asset impairment and other non-recurring charges

As of March 30, 2008 and April 1, 2007, accrued amounts remaining related to our restructuring plans amounted to $4.3 million and $0.4 million, respectively.

Fiscal 2008

During the fourth quarter of fiscal 2008, the Investment Cast Products segment recorded restructuring charges of $6.1 million, primarily for shut-down costs associated with an underutilized machining operation located in the United Kingdom.

Fiscal 2006

During the third quarter of fiscal 2006, we recorded restructuring and asset impairment charges of $2.3 million, which included $1.7 million primarily for the write down of a building and equipment to fair value related to consolidation of a machining operation in the Investment Cast Products segment and $0.6 million for severance costs associated with headcount reductions related to downsizing our tooling operation in Ireland.

6. Fair value of financial instruments

We estimate that the fair value of our long-term fixed rate debt instruments was $304.2 million compared to a book value of $310.1 million at March 30, 2008. The fair value of long-term debt was estimated using our borrowing rate at year-end for similar types of borrowing arrangements. The estimated fair value of our commercial paper and other miscellaneous long-term debt approximates book value.

7. Concentration of credit risk

Approximately 55 percent, 53 percent and 59 percent of our business activity was with companies in the aerospace industry in fiscal 2008, 2007 and 2006, respectively, and approximately 11.9 percent, 11.5 percent and 17.0 percent of total sales were to General Electric in fiscal 2008, 2007 and 2006, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers and management considers the credit risk to be low.

8. Inventories

Inventories consisted of the following:

	March 30, 2008	April 1, 2007
Finished goods	$240.0	$174.0
Work-in-process	542.6	505.6
Raw materials and supplies	264.7	251.2

	1,047.3	930.8
LIFO provision	(54.4)	(66.4)

Total	$992.9	$864.4

Approximately 87 percent and 94 percent of total inventories were valued on a LIFO basis at March 30, 2008 and April 1, 2007, respectively. During fiscal 2008, certain LIFO inventory quantities were reduced. The reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, which had the effect of decreasing cost of goods sold by approximately $27.4 million as compared with the cost of fiscal 2008 purchases.

9. Goodwill and acquired intangibles

We perform our annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2008 and 2007, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for fiscal 2008 and 2007, were as follows:

	April 2, 2006	Acquired	Currency translation and other	April 1, 2007	Acquired	Currency translation and other*	March 30, 2008
Investment Cast Products	$290.9	$53.8	$2.6	$347.3	$—	$1.8	$349.1
Forged Products	515.0	112.5	15.7	643.2	249.7	(8.5)	884.4
Fastener Products	849.4	249.8	(0.9)	1,098.3	—	(49.4)	1,048.9

Total	$1,655.3	$416.1	$17.4	$2,088.8	$249.7	$(56.1)	$2,282.4

*	Includes final purchase price allocations of Cherry and GSC acquisitions, which increased acquired intangible assets and decreased goodwill.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	March 30, 2008		April 1, 2007
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$9.7	$3.3	$9.0	$2.2
Proprietary technology	2.3	0.7	2.3	0.5
Tradenames	0.5	0.3	0.4	0.1
Long-term customer relationships	9.4	0.5	0.2	0.2
Backlog	2.7	1.7	1.5	0.2

	$24.6	$6.5	$13.4	$3.2

Unamortized intangible assets:
Tradenames	$37.3		$—

Amortization expense for finite-lived acquired intangible assets was $3.3 million, $1.4 million and $0.7 million for fiscal 2008, 2007 and 2006, respectively. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2009	$3.3
2010	$3.2
2011	$2.3
2012	$2.3
2013	$2.2

The amortization will change in future periods as other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

10. Accrued liabilities

Accrued liabilities consisted of the following:

	March 30, 2008	April 1, 2007
Salaries and wages payable	$173.1	$161.6
Other accrued liabilities	246.9	272.3

Total	$420.0	$433.9

11. Financing arrangements

Long-term debt is summarized as follows:

	March 30, 2008	April 1, 2007
5.60% Public notes due fiscal 2014	$200.0	$200.0
6.75% Public notes due fiscal 2008	—	150.0
Private notes payable annually through fiscal 2015, 4.04% at March 30, 2008	110.1	129.5
Commercial paper, 2.85% at March 30, 2008	30.0	—
Other	14.8	10.4

	354.9	489.9
Less: Long-term debt currently due	20.0	170.7

Total	$334.9	$319.2

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt
2009	$20.0
2010	55.1
2011	15.1
2012	14.5
2013	35.0
Thereafter	215.2

Total	$354.9

During the fourth quarter of fiscal 2008, we terminated our 364-day Credit and Security Agreement (“Receivable Facility”). Prior to the termination, we were allowed borrowings as a function of the level of eligible trade accounts receivable, not to exceed $150.0 million. There were no amounts outstanding under this facility at April 1, 2007.

In the third quarter of fiscal 2008, we repaid our 10 year $150.0 million 6.75% Senior Notes, which matured December 17, 2007.

In the first quarter of fiscal 2008, we amended our $1.0 billion bank revolving credit facility (“Credit Agreement”). The amendment, among other things, reduced the facility fee and borrowing spread under the Credit Agreement, extended the maturity date of the Credit Agreement to May 2012, with an option, exercisable by the Company, to request up to two one-year extensions in the maturity date, subject to the approval of each lender, and permits us to request increases in the aggregate principal amount available under the Credit Agreement to a maximum of $1.5 billion, subject to the agreement of each lender to increase their respective commitment.

During the third quarter of fiscal 2007, we began issuing unsecured, short-term Commercial Paper notes (“CP”). Outstanding balances under the CP program totaled $30.0 million and $382.9 million as of March 30, 2008 and April 1, 2007, respectively. The weighted average interest rate was approximately 5.3% and 5.4% during fiscal 2008 and 2007, respectively. We may issue CP in an amount not to exceed the amount available to be drawn under our Amended and Restated Credit Agreement, which approximates $999.5 million as of March 30, 2008. The CP balance is classified as long-term debt as of March 30, 2008 as we have the intent and ability to refinance the obligation on a long-term basis through our existing Credit Agreement. CP obligations are guaranteed by certain U.S. subsidiaries of the Company, as disclosed in Note 21—Condensed Consolidating Financial Statements.

The Credit Agreement and Private Notes contain various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The Public Notes also contain various standard financial covenants. Our debt agreements also contain cross default provisions. At March 30, 2008, we were in compliance with all restrictive provisions of our loan agreements.

12. Income taxes

Total pre-tax income before minority interest was:

Fiscal	2008	2007	2006
Domestic	$1,226.2	$760.0	$450.9
Foreign	236.3	154.3	59.9

Total pretax income	$1,462.5	$914.3	$510.8

The provision for income taxes consisted of the following:

Fiscal	2008	2007	2006
Current taxes:
Federal	$355.3	$222.6	$128.6
Foreign	46.4	39.0	14.5
State	31.8	20.4	9.6

	433.5	282.0	152.7
Deferred income taxes	61.9	21.1	9.3

Provision for income taxes	$495.4	$303.1	$162.0

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely but we may repatriate these earnings if it becomes tax efficient to do so. As of March 30, 2008, undistributed earnings of international subsidiaries were $787.5 million.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.7	1.8	1.6
Export sales benefit	—	(0.7)	(1.4)
Domestic manufacturing deduction	(1.7)	(0.7)	(0.8)
Earnings taxed at different rates in foreign jurisdictions	(1.0)	(1.0)	(0.9)
Reversal of foreign and federal tax reserves no longer required	—	(1.2)	(1.0)
Other	(0.1)	—	(0.8)

Effective rate	33.9%	33.2%	31.7%

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

Significant components of our deferred tax assets and liabilities were as follows:

	March 30, 2008	April 1, 2007
Deferred tax assets arising from:
Expense accruals	$135.8	$137.1
Customer deposits	—	11.1
Post-retirement benefits other than pensions	50.8	22.7
Pension accruals	41.6	86.9
Tax loss carryforwards	27.4	19.8
Tax credit carryforwards	10.1	2.3
Inventory reserves	0.5	—
Valuation allowances	(33.6)	(15.7)

Gross deferred tax assets	232.6	264.2

Deferred tax liabilities arising from:
Depreciation/amortization	(110.9)	(124.2)
Goodwill	(75.2)	(48.0)
Inventory basis differences	(8.2)	(1.9)
Inventory reserves	—	(1.9)
Foreign operations	—	(0.3)
Other	—	(4.2)

Gross deferred tax liabilities	(194.3)	(180.5)

Net deferred tax asset	$38.3	$83.7

At March 30, 2008, we had net operating loss and tax credit carryforward benefits of approximately $18.9 million that expire in the fiscal years ending March 2009 through March 2021. For financial reporting purposes, a valuation allowance of $18.0 million was recognized to offset the deferred tax asset relating to those carryforward benefits.

FIN 48

On April 2, 2007, we adopted the provisions of FIN 48. Upon adoption of FIN 48, our reserve on April 2, 2007 was $40.6 million, of which $34.5 million represented uncertain tax positions and $6.1 million represented interest and penalties on uncertain tax positions. Of the total amount of reserves for uncertain tax positions on that date, $11.6 million would be recorded as a component of tax expense if recognized. For the fiscal year ended March 30, 2008, our reserve for uncertain tax positions decreased by $4.9 million due to the resolution of various tax audits partially offset by additional reserves for both foreign and domestic tax matters. As of March 30, 2008, we had a reserve for uncertain tax positions of $29.6 million, of which if recognized, $4.8 million would be recorded as a component of tax expense.

The following table summarizes the activity related to our reserve for unrecognized tax benefits:

March 30, 2008
Balance at April 2, 2007	$34.5
Gross increases related to prior period tax positions	9.0
Gross decreases related to prior period tax positions	(2.0)
Decrease related to settlements with tax authorities	(11.2)
Expiration of the statute of limitations for assessment of taxes	(0.7)

Balance at March 30, 2008	$29.6

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the year, the amount of interest and penalties we recognized as tax expense was immaterial. The reserve for uncertain tax positions as of March 30, 2008 included an accrual for interest and penalties of $3.3 million.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of March 30, 2008, the U.S. Internal Revenue Service has completed examination of tax years through April 3, 2005, and we are no longer subject to examination in the United Kingdom for fiscal years prior to 2003. For other state, local, and foreign jurisdictions, with few exceptions the statutes of limitation are closed for all tax years through March 31, 2002.

We estimate that within the next twelve months, between $0.0 million and $6.4 million of uncertain tax positions may be resolved. The tax matters associated with these uncertain tax positions involve multiple foreign and U.S. state jurisdictions and cover a variety of tax issues. We are in various stages of the tax resolution process with these jurisdictions including responding to information requests, discussing the legal basis for tax positions, analyzing appeal or settlement options, and negotiating final settlement of audits or appeals. Based on the status of these examinations and the requirements to finalize them, we cannot predict the timing or ultimate outcome of these matters.

13. Earnings per share

The weighted average number of shares outstanding used to compute earnings per share is as follows:

Fiscal	2008	2007	2006
Weighted average shares outstanding-basic	138.1	136.0	133.3
Effect of dilutive stock options and stock purchases under the employee stock purchase plan	2.1	2.0	2.4

Weighted average shares outstanding-diluted	140.2	138.0	135.7

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

Options to purchase 0.5 million, 0.6 million and 0.6 million shares of common stock were outstanding during fiscal 2008, 2007 and 2006, respectively, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

14. Pension and other postretirement benefit plans

We sponsor many domestic and foreign defined benefit pension plans. Benefits provided by these plans generally are based on years of service and compensation. Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We also provide postretirement medical benefits for certain eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements.

We currently use a December 31 measurement date for our pension and postretirement plans. Effective in fiscal 2009, SFAS No. 158 will require us to measure plan assets and obligations as of the end of our fiscal year, eliminating the option in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure up to three months prior to the financial statement date.

Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2008	2007	2008	2007
Change in plan assets:
Beginning fair value of plan assets	$1,318.7	$1,018.7	$2.9	$0.4
Actual return on plan assets	110.2	102.5	—	—
Business acquisition	50.7	165.7	—	—
Company contributions	82.8	39.0	16.6	15.9
Plan participants’ contributions	4.2	3.9	—	—
Benefits paid	(66.0)	(59.1)	(17.5)	(13.4)
Exchange rate and other	20.4	48.0	—	—

Ending fair value of plan assets	$1,521.0	$1,318.7	$2.0	$2.9

Change in projected benefit obligations:
Beginning projected benefit obligations	$1,466.4	$1,198.8	$135.0	$65.2
Service cost	36.8	34.8	1.7	1.0
Interest cost	84.4	70.8	7.9	6.4
Plan participants’ contributions	4.2	3.9	—	—
Amendments	—	8.1	—	—
Business acquisition	48.8	180.3	1.3	82.1
Actuarial (gains) losses	(70.3)	(25.1)	4.8	(6.3)
Benefits paid	(66.0)	(59.1)	(17.5)	(13.4)
Exchange rate and other	21.5	53.9	—	—

Ending projected pension and postretirement benefit obligations	$1,525.8	$1,466.4	$133.2	$135.0

Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(4.8)	$(147.6)	$(131.2)	$(132.1)
Unrecognized net loss	178.8	262.3	12.0	7.1
Unrecognized prior service cost	19.9	22.8	(2.2)	(2.5)
Unrecognized net transition obligation	1.3	1.5	—	—

Net amount recognized	$195.2	$139.0	$(121.4)	$(127.5)

Amounts recognized in the balance sheets:
Noncurrent asset	$82.8	$2.5	$—	$—
Current liabilities	(3.1)	(14.7)	(8.9)	(6.8)
Noncurrent liabilities	(84.5)	(135.4)	(122.3)	(125.3)

Net amount recognized	$(4.8)	$(147.6)	$(131.2)	$(132.1)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$178.8	$262.3	$12.0	$7.1
Prior service cost (benefit)	21.2	24.3	(2.2)	(2.5)

Net amount recognized, before tax effect	$200.0	$286.6	$9.8	$4.6

Of the total amounts included in accumulated other comprehensive loss as of March 30, 2008, we estimate that we will recognize the following amounts as components of net periodic pension and postretirement benefit cost in fiscal 2009: net loss of $8.3 million; prior service cost of $2.5 million; and transition obligation of $0.3 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. Amounts related to such plans are as follows: aggregate projected benefit obligation of $90.7 million; aggregate accumulated benefit obligation of $76.4 million; and aggregate fair value of plan assets of $5.6 million.

Components of net periodic pension expense

The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2008	2007	2006
Service cost	$38.5	$35.5	$28.5
Interest cost	84.4	70.8	59.0
Expected return on plan assets	(104.4)	(86.1)	(64.8)
Amortization of prior service cost/ curtailment gain	2.9	2.1	2.1
Amortization of transition asset	0.3	0.2	0.3
Business acquisition	—	—	0.1
Unrecognized net actuarial loss	12.3	17.7	12.4

Net periodic pension cost	$34.0	$40.2	$37.6

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2008	2007	2006
Service cost	$1.7	$1.0	$0.3
Interest cost	7.9	6.4	3.9
Amortization of prior service cost/curtailment gain	(0.4)	(0.4)	(0.4)
Amortization of transition asset	—	—	1.3
Unrecognized net actuarial loss	—	1.3	—

Net postretirement benefit cost	$9.2	$8.3	$5.1

The expense related to employer contributions to our 401(k) savings plans was $13.3 million, $11.0 million and $8.9 million in 2008, 2007 and 2006, respectively.

Weighted-average assumptions

The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2008 and 2007 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2008	2007	2008	2007
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of compensation increase	3.50%	3.25%	3.50%	3.25%

Non-U.S. Plans	Pension Benefits
Fiscal	2008	2007
Discount rate	5.96%	5.22%
Rate of compensation increase	3.69%	3.22%

As of March 30, 2008, the U.S. pension benefit obligation was $839.6 million and the non-U.S. pension benefit obligation was $686.2 million.

The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2008, 2007 and 2006 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.25%	3.00%	3.00%	3.25%	2.00%	—

Non-U.S. Plans	Pension Benefits
Fiscal	2008	2007	2006
Discount rate	5.22%	4.68%	5.33%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.22%	2.97%	2.96%

For the year ended March 30, 2008, our U.S. net periodic pension cost was $26.6 million and our non-U.S. net periodic benefit cost was $7.4 million.

Health care trend rates

The health care cost trend rates used in 2008 and 2007 were as follows:

	Other Postretirement Benefits
Fiscal	2008	2007
Health care cost trend assumed for next year	8.38%	9.32%
Ultimate trend rate	4.50%	4.50%
Year ultimate rate is reached	2017	2015

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$1.0	$(0.8)
Effect on postretirement benefit obligation	$9.7	$(8.1)

Plan Asset Allocations

Our asset allocation strategy is designed to balance the objectives of achieving the expected return on plan assets assumption consistently over the long-term while minimizing the volatility of the plans’ funded status and our net periodic pension cost. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification.

The table below sets forth our target asset allocation for 2008 and the actual allocations at December 31, 2007 and 2006:

	Target Allocation 2008	Actual Allocation 12/31/2007	Actual Allocation 12/31/2006
Equity	25-60%	37%	39%
Fixed Income	5-50%	27%	30%
Real Estate	0-2%	0%	0%
Other	5-40%	34%	26%
Cash	1-10%	2%	5%

Total		100%	100%

We expect to contribute approximately $26.4 million to the defined benefit pension plans during fiscal year 2009, of which approximately $11.0 million is expected to be voluntary. We expect to contribute approximately $11.0 million to the other postretirement benefit plans during fiscal year 2009.

Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal year	Pension Benefits	Other Postretirement Benefits
2009	$82.4	$11.0
2010	77.3	11.0
2011	79.0	10.9
2012	75.0	10.7
2013	77.6	10.5
2014-2017	438.3	50.5

15. Commitments and contingencies

We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 30, 2008 are as follows:

Fiscal year
2009	$20.4
2010	15.8
2011	10.4
2012	8.0
2013	6.6
Thereafter	15.8

Total	$77.0

Total rent expense for all operating leases was $22.8 million, $20.2 million and $20.1 million for fiscal 2008, 2007 and 2006, respectively.

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 30, 2008 and April 1, 2007, and the change in the accrual for fiscal 2008, is not material to our consolidated financial position, results of operations or cash flows.

In connection with certain transactions, primarily divestitures, we may provide routine indemnifications (e.g., retention of previously existing environmental and tax liabilities) with terms that range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications.

16. Shareholders’ equity

Authorized shares of common stock without par value consisted of 450.0 million shares at March 30, 2008 and April 1, 2007. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at March 30, 2008 and April 1, 2007.

Shareholder rights plan

Effective December 3, 1998, we declared a dividend of one preferred stock purchase right for each outstanding share of PCC common stock to shareholders of record at the close of business on December 16, 1998. Under certain conditions, each right may be exercised to purchase 1/100 of a share of series A no par serial preferred stock at a purchase price of $200 per share, subject to adjustment. The rights will be exercisable only (i) if a person or group has acquired, or obtained the right to acquire, 15 percent or more of the outstanding shares of common stock, (ii) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15 percent or more of the outstanding shares of common stock, or (iii) after our Board of Directors declares any person who owns more than 10 percent of the outstanding common stock to be an Adverse Person. Each right will entitle its holder to receive, upon exercise, PCC common stock (or, in certain circumstances, cash, property or other securities of PCC) having a value equal to two times the exercise price of the right. If the rights become exercisable, and (i) we are acquired in a merger or other business combination in which we do not survive or in which our common stock is exchanged for stock or other securities or property, or (ii) 50 percent or more of our assets or earning power is sold or transferred, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights expire on December 16, 2008, and may be redeemed by PCC for $0.001 per right at any time until a determination is made that any person is an Adverse Person, or 10 days following the time that a person has acquired 15 percent or more of the outstanding common stock, or in connection with certain transactions approved by the Board of Directors. The rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on our earnings.

17. Stock-based compensation plans

On April 2, 2006, we adopted SFAS No. 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated the financial statements for prior periods. We also adopted FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under FSP 123(R)-3, we elected not to use the short-cut method for determining the historical pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock option plans

We have stock incentive plans for certain officers, key salaried employees and directors under three plans: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 25,192,000 shares. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and restricted stock. The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $25.0 million and $17.3 million for fiscal 2008 and 2007, respectively.

Employee stock purchase plan

We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $6.7 million and $4.6 million for fiscal 2008 and 2007, respectively.

Deferred compensation plan

We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at March 30, 2008 and April 1, 2007 of approximately $66.5 million and $59.1 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.

One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made in either cash or shares of PCC common stock, at the individual’s election. We account for the Phantom Stock Units as a liability award. The expense is calculated based on the current fair value and the liability associated with the deferred compensation is adjusted accordingly. Due to the decline in the fair value of PCC common stock from the beginning to the end of fiscal 2008, we recognized income of approximately $0.2 million in the current fiscal year. We recognized expense of $4.6 million in fiscal 2007.

Deferred stock unit award

The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $100,000 divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. On each dividend payment date, the director will receive additional whole or fractional DSUs in an amount equal to the value of the dividends that would have been paid on the stock underlying the DSUs divided by the closing stock price on the dividend payment date. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $0.5 million and $0.3 million for fiscal 2008 and 2007, respectively.

The total amount of cash received from the exercise of stock options was $40.1 million and $31.6 million in fiscal 2008 and 2007, respectively. The related tax benefit was $47.3 million and $32.0 million in fiscal 2008 and 2007, respectively.

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2009 to fiscal 2018. At March 30, 2008, approximately 3,276,000 stock incentive plan shares were available for future grants.

There were approximately 338,000 shares issued under the 1998 ESPP during the year ended March 30, 2008. If the Company’s shareholders approve the proposed 2008 Employee Stock Purchase Plan at the Company’s annual meeting to be held in August 2008, there will be approximately 3,000,000 shares available for issuance under an ESPP in fiscal 2009 and future years.

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 2, 2006	6,223,000	$26.29
Granted	1,593,000	$70.49
Exercised	(1,731,000)	$18.20
Forfeited or expired	(158,000)	$43.02

Outstanding at April 1, 2007	5,927,000	$40.05	7.67	$181.6
Granted	1,124,000	$139.32
Exercised	(1,404,000)	$28.54
Forfeited or expired	(202,000)	$58.22

Outstanding at March 30, 2008	5,445,000	$62.67	7.45	$358.4

Vested or expected to vest at April 1, 2007 (1)	5,054,000	$37.71	7.48	$166.3
Vested or expected to vest at March 30, 2008 (1)	4,567,000	$58.79	7.26	$317.6
Exercisable at April 1, 2007	2,132,000	$21.25	6.03	$104.8
Exercisable at March 30, 2008	2,215,000	$30.66	5.93	$210.7

(1)	Represents outstanding options reduced by expected forfeitures

18. Accumulated other comprehensive income (loss)

Comprehensive income (loss) is the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

Fiscal	2008	2007
Cumulative unrealized foreign currency translation gains	$157.9	$107.0
Pension and postretirement obligations	(138.3)	(190.1)
Unrecognized (loss) gain on derivatives	(3.6)	0.4

Accumulated other comprehensive income (loss)	$16.0	$(82.7)

19. Derivatives and hedging activities

Derivative financial instruments are to be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge changes in fair value or cash flows.

The $3.6 million loss relating to derivative activity in accumulated other comprehensive income (loss) at March 30, 2008, is expected to be transferred to net earnings over the period when the forecasted transactions actually occur. As of March 30, 2008, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is thirty-three months. No material gains or losses due to ineffectiveness were recognized in fiscal 2008.

We hold and issue derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and changes in commodity prices and interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. In the normal course of business, we execute the following types of hedge transactions:

Fair value hedges

We have sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

Cash flow hedges

We have variable rate debt obligations that expose us to interest rate risk. We have exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for fiscal 2008, are recognized in current period earnings.

We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

We formally assess both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively.

20. Segment information

Information regarding segments is presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on the criteria outlined in SFAS No. 131, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. The Investment Cast Products and Forged Products segments are comprised of one or more operating segments, which are aggregated in accordance with paragraph 17 of SFAS No. 131 in our determination of reportable segments.

Effective in the fourth quarter of fiscal 2007, the former Industrial Products segment was integrated into the Fastener Products segment. Effective in the third quarter of fiscal 2008, PCC’s Greenville Metals, a metal processing operation, was moved from the Investment Cast Products segment to the Forged Products segment to better align Greenville Metals’ business with synergies associated with the recent acquisition of Caledonian Alloys. All prior periods have been reclassified to reflect these changes in reportable segments.

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and the Specialty Materials and Alloys Group (“SMAG”). These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

Forged Products

The Forged Products segment consists of the forging operations of Wyman-Gordon and the nickel-based alloys and superalloy production operations of SMC, acquired in the first quarter of fiscal 2007. The Forged Products segment manufactures forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power generation markets, or manufactures metal alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and reusing them in casting, forging, and fastener manufacturing processes. Forged Products’ sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales going to manufacturers of landing gear and other airframe components. The Forged Products segment also produces seamless pipe for the power generation and the oil and gas industries.

Fastener Products

The Fastener Products segment includes the Aerospace Fasteners, Engineered Fasteners, and Industrial Products operations. The businesses that comprise this segment primarily produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets.

Our chief operating decision maker evaluates performance and allocates resources based on revenues, operating income and net assets employed. Operating income amounts discussed below exclude restructuring and asset impairment charges. The accounting policies of the reportable segments are the same as those described in Note 1—Summary of Significant Accounting Policies. Segment results are as follows:

Fiscal	2008	2007	2006
Net sales:
Investment Cast Products	$2,160.0	$1,748.3	$1,571.8
Forged Products	3,168.1	2,350.6	893.1
Fastener Products	1,524.0	1,220.5	1,014.8

Consolidated net sales	$6,852.1	$5,319.4	$3,479.7

Intercompany sales (1):
Investment Cast Products (2)	$122.6	$80.2	$68.6
Forged Products (3)	642.4	258.4	39.5
Fastener Products (4)	108.1	81.2	68.5

Total intercompany sales	$873.1	$419.8	$176.6

Segment operating income (loss):
Investment Cast Products	$521.8	$382.3	$315.2
Forged Products	699.5	409.5	113.3
Fastener Products	384.2	261.7	174.2
Corporate expense	(94.6)	(87.0)	(49.0)

Total segment operating income	1,510.9	966.5	553.7
Restructuring and asset impairment	6.1	—	2.3
Interest expense, net	42.3	52.2	40.6

Consolidated income before income taxes and minority interest	$1,462.5	$914.3	$510.8

Total assets:
Investment Cast Products	$1,287.0	$967.1	$845.5
Forged Products	2,518.0	1,878.4	922.3
Fastener Products	1,904.5	1,840.7	1,464.8
Corporate (5)	306.7	503.0	431.1
Discontinued operations	33.9	69.5	84.1

Consolidated total assets	$6,050.1	$5,258.7	$3,747.8

Depreciation and amortization expense:
Investment Cast Products	$32.1	$31.1	$31.5
Forged Products	52.5	41.5	29.5
Fastener Products	41.3	34.8	31.3
Corporate	4.5	3.9	3.3

Consolidated depreciation and amortization expense	$130.4	$111.3	$95.6

Capital expenditures:
Investment Cast Products	$65.4	$35.7	$28.6
Forged Products	116.6	116.0	30.9
Fastener Products	30.8	39.1	29.6
Corporate	13.5	29.7	6.2

Consolidated capital expenditures	$226.3	$220.5	$95.3

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
(2)	Investment Cast Products: Includes intersegment sales of $27.4 million, $4.4 million and $1.9 million for fiscal 2008, 2007 and 2006, respectively.
(3)	Forged Products: Includes intersegment sales of $41.0 million, $7.1 million and $0.9 million for fiscal 2008, 2007 and 2006, respectively.
(4)	Fastener Products: Includes intersegment sales of $2.3 million, $1.8 million and $0.6 million for fiscal 2008, 2007 and 2006, respectively.
(5)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment, deferred income taxes and other assets.

Net sales to General Electric were 11.9 percent, 11.5 percent and 17.0 percent of total sales in fiscal 2008, 2007 and 2006, respectively, as follows:

Fiscal	2008	2007	2006
Investment Cast Products	$474.7	$372.3	$384.8
Forged Products	305.7	212.0	180.6
Fastener Products	31.8	27.5	25.5

	$812.2	$611.8	$590.9

No other customer accounted for more than 10 percent of net sales.

Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Long-lived assets consist of net property, plant and equipment and certain other tangible long-term assets of the continuing operations. Geographic information regarding our net sales and long-lived assets is as follows:

Fiscal	2008	2007	2006
United States	$5,473.7	$4,231.3	$2,963.0
United Kingdom	922.4	746.1	364.5
Other countries	456.0	342.0	152.2

Net sales	$6,852.1	$5,319.4	$3,479.7

United States	$814.5	$715.7	$576.5
United Kingdom	166.4	147.0	92.7
Other countries	128.5	114.1	75.3
Assets of discontinued operations	10.0	16.7	39.0

Total tangible long-lived assets	$1,119.4	$993.5	$783.5

21. Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and CP. The following condensed consolidating financial information presents, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of March 30, 2008 and April 1, 2007, statements of operations and statements of cash flows for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

The condensed consolidating statements of cash flows for the years ended April 1, 2007 and April 2, 2006 have been restated to correct the presentation of transactions that are settled, on a net basis, through our intercompany payables and receivables.

We had previously presented intercompany payables and receivables transactions between PCC (parent) and our guarantor and non-guarantor subsidiaries as operating activities. The transactions should have been presented in investing and financing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for 2007 and 2006 fiscal years.

Condensed Consolidating Statements of Operations

Year Ended March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,415.1	$1,723.5	$(286.5)	$6,852.1
Cost of goods sold	11.1	3,901.2	1,356.5	(286.5)	4,982.3
Selling and administrative expenses	83.2	201.6	74.1	—	358.9
Other (income) expense	(1.9)	(8.1)	16.1	—	6.1
Interest (income) expense, net	(222.5)	120.3	144.5	—	42.3
Equity in earnings of subsidiaries	(838.8)	(41.3)	—	880.1	—

Income (loss) before income tax and minority interest	968.9	1,241.4	132.3	(880.1)	1,462.5
Provision for income taxes	(18.4)	432.9	80.9	—	495.4
Minority interest	—	—	(1.2)	—	(1.2)

Net income (loss) from continuing operations	987.3	808.5	50.2	(880.1)	965.9
Net income from discontinued operations	—	16.2	5.2	—	21.4

Net income (loss)	$987.3	$824.7	$55.4	$(880.1)	$987.3

Condensed Consolidating Statements of Operations

Year Ended April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,251.8	$1,239.9	$(172.3)	$5,319.4
Cost of goods sold	7.9	3,206.7	977.9	(172.3)	4,020.2
Selling and administrative expenses	78.8	180.5	73.4	—	332.7
Other (income) expense	(2.4)	—	2.4	—	—
Interest (income) expense, net	(27.2)	101.8	(22.4)	—	52.2
Equity in earnings of subsidiaries	(649.0)	(26.6)	—	675.6	—

Income (loss) before income tax and minority interest	591.9	789.4	208.6	(675.6)	914.3
Provision for income taxes	(41.2)	298.0	46.3	—	303.1
Minority interest	—	—	(1.4)	—	(1.4)

Net income (loss) from continuing operations	633.1	491.4	160.9	(675.6)	609.8
Net (loss) income from discontinued operations	—	(2.0)	25.3	—	23.3

Net income (loss)	$633.1	$489.4	$186.2	$(675.6)	$633.1

Condensed Consolidating Statements of Operations

Year Ended April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,851.3	$721.3	$(92.9)	$3,479.7
Cost of goods sold	—	2,192.9	585.0	(92.9)	2,685.0
Selling and administrative expenses	48.8	142.3	49.9	—	241.0
Restructuring and impairment	—	1.5	0.8	—	2.3
Other (income) expense	(1.6)	—	1.6	—	—
Interest (income) expense, net	(7.2)	67.0	(19.2)	—	40.6
Equity in earnings of subsidiaries	(378.9)	4.0	—	374.9	—

Income (loss) before income tax and minority interest	338.9	443.6	103.2	(374.9)	510.8
Provision for income taxes	(11.7)	146.0	27.7	—	162.0
Minority interest	—	—	(1.6)	—	(1.6)

Net income (loss) from continuing operations	350.6	297.6	73.9	(374.9)	347.2
Net (loss) income from discontinued operations	—	0.1	3.3	—	3.4

Net income (loss)	$350.6	$297.7	$77.2	$(374.9)	$350.6

Condensed Consolidating Balance Sheets

March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$69.6	$0.8	$150.9	$—	$221.3
Receivables, net	35.1	1,159.9	564.1	(731.2)	1,027.9
Inventories	—	721.4	271.5	—	992.9
Prepaid expenses	3.1	8.3	10.6	—	22.0
Deferred income taxes	29.1	30.3	25.4	—	84.8
Discontinued operations	—	11.6	69.1	(57.3)	23.4

Total current assets	136.9	1,932.3	1,091.6	(788.5)	2,372.3

Property, plant and equipment, net	42.2	786.0	298.0	—	1,126.2
Goodwill	—	1,659.9	622.5	—	2,282.4
Deferred income taxes	55.1	—	—	(55.1)	—
Investments in subsidiaries	4,954.3	421.0	—	(5,375.3)	—
Other assets	121.5	86.6	36.5	14.1	258.7
Discontinued operations	—	—	10.5	—	10.5

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$0.1	$—	$0.1
Long-term debt currently due	19.0	0.9	0.1	—	20.0
Accounts payable	699.3	483.8	294.8	(788.5)	689.4
Accrued liabilities	27.3	294.2	99.6	(1.1)	420.0
Income taxes payable	32.7	2.4	30.5	—	65.6
Deferred income tax	—	—	—	—	—
Discontinued operations	—	—	9.7	—	9.7

Total current liabilities	778.3	781.3	434.8	(789.6)	1,204.8

Long-term debt	327.3	7.3	0.3	—	334.9
Deferred income taxes	—	82.0	19.6	(55.1)	46.5
Pension and other postretirement benefit obligations	133.9	135.1	6.4	—	275.4
Other long-term liabilities	25.5	82.5	34.8	—	142.8
Discontinued operations	—	—	0.7	—	0.7
Shareholders’ equity:
Common stock and paid-in capital	1,155.6	2,084.4	1,201.3	(3,285.7)	1,155.6
Retained earnings	2,873.4	1,758.7	270.9	(2,029.6)	2,873.4
Accumulated other comprehensive income (loss)	16.0	(45.5)	90.3	(44.8)	16.0

Total shareholders’ equity	4,045.0	3,797.6	1,562.5	(5,360.1)	4,045.0

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

Condensed Consolidating Balance Sheets

April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$18.1	$7.6	$124.7	$—	$150.4
Receivables, net	35.5	682.0	572.5	(450.4)	839.6
Inventories	—	662.1	202.3	—	864.4
Prepaid expenses	4.7	6.9	10.9	—	22.5
Deferred income taxes	5.7	75.9	26.2	—	107.8
Discontinued operations	1.3	18.3	83.8	(51.2)	52.2

Total current assets	65.3	1,452.8	1,020.4	(501.6)	2,036.9

Property, plant and equipment, net	32.5	692.2	265.1	—	989.8
Goodwill	—	1,651.7	437.1	—	2,088.8
Deferred income taxes	47.7	—	10.8	(58.5)	—
Investments in subsidiaries	4,144.6	320.5	—	(4,465.1)	—
Other assets	7.4	16.1	90.8	11.6	125.9
Discontinued operations	—	3.7	13.6	—	17.3

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$382.9	$—	$0.2	$—	$383.1
Long-term debt currently due	169.4	1.1	0.2	—	170.7
Accounts payable	374.9	413.7	289.2	(501.6)	576.2
Accrued liabilities	33.6	318.0	83.4	(1.1)	433.9
Income taxes payable	47.5	—	19.2	—	66.7
Discontinued operations	—	0.3	27.3	—	27.6

Total current liabilities	1,008.3	733.1	419.5	(502.7)	1,658.2

Long-term debt	310.1	9.0	0.1	—	319.2
Deferred income taxes	—	83.9	(1.3)	(58.5)	24.1
Pension and other postretirement benefit obligations	142.9	164.2	13.4	—	320.5
Other long-term liabilities	—	83.4	11.1	—	94.5
Discontinued operations	—	1.3	4.7	—	6.0
Shareholders’ equity:
Common stock and paid-in capital	1,015.7	2,194.3	1,145.2	(3,339.5)	1,015.7
Retained earnings	1,903.2	934.0	215.5	(1,149.5)	1,903.2
Accumulated other comprehensive income (loss)	(82.7)	(66.2)	29.6	36.6	(82.7)

Total shareholders’ equity	2,836.2	3,062.1	1,390.3	(4,452.4)	2,836.2

	$4,297.5	$4,137.0	$1,837.8	$(5,013.6)	$5,258.7

Condensed Consolidating Statements of Cash Flows

Year Ended March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$134.0	$489.0	$14.5	$276.2	$913.7

Acquisitions of businesses	(113.3)	1.2	(142.1)	—	(254.2)
Capital expenditures	(13.5)	(161.3)	(51.5)	—	(226.3)
Intercompany advances	—	(385.7)	(126.3)	512.0	—
Intercompany receivables securitization	—	—	276.2	(276.2)	—
Intercompany loans	(68.3)	—	—	68.3	—
Dispositions of business and other	42.3	7.8	2.2	—	52.3
Net cash provided (used) by investing activities of discontinued operations	—	0.4	4.3	(5.8)	(1.1)

Net cash (used) provided by investing activities	(152.8)	(537.6)	(37.2)	298.3	(429.3)

Net change in long-term debt	(163.2)	(1.9)	(0.1)	—	(165.2)
Net change in short-term borrowings	(352.9)	—	(0.2)	—	(353.1)
Common stock issued	53.6	—	—	—	53.6
Cash dividends	(16.6)	—	—	—	(16.6)
Excess tax benefits on equity instruments issues under share-based payment arrangements	43.2	—	—	—	43.2
Intercompany advances	506.2	—	—	(506.2)	—
Intercompany loans	—	43.7	25.5	(69.2)	—
Net cash (used) provided by investing activities of discontinued operations	—	—	(0.9)	0.9	—

Net cash provided (used) by financing activities	70.3	41.8	24.3	(574.5)	(438.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	24.6	—	24.6

Net increase (decrease) in cash and cash equivalents	51.5	(6.8)	26.2	—	70.9
Cash and cash equivalents at beginning of year	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of year	$69.6	$0.8	$150.9	$—	$221.3

Condensed Consolidating Statements of Cash Flows

Year Ended April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$106.4	$760.0	$45.8	$(46.7)	$865.5

Acquisitions of businesses	(641.6)	(287.0)	9.4	—	(919.2)
Capital expenditures	(29.6)	(155.6)	(35.3)	—	(220.5)
Intercompany advances	—	(332.8)	144.0	188.8	—
Intercompany receivables securitization	—	—	(46.7)	46.7	—
Intercompany loans	21.7	—	—	(21.7)	—
Dispositions of business and other	37.4	28.8	5.5	—	71.7
Net cash (used) provided by investing activities of discontinued operations	—	(4.0)	(0.7)	2.1	(2.6)

Net cash (used) provided by investing activities	(612.1)	(750.6)	76.2	215.9	(1,070.6)

Net change in long-term debt	(125.4)	(1.8)	0.1	—	(127.1)
Net change in short-term borrowings	382.9	—	(47.5)	—	335.4
Common stock issued	49.3	—	—	—	49.3
Cash dividends	(16.3)	—	—	—	(16.3)
Excess tax benefits on equity instruments issues under share-based payment arrangements	28.9	—	—	—	28.9
Intercompany advances	190.9	—	—	(190.9)	—
Intercompany loans	—	—	(13.2)	13.2	—
Other	2.9	—	(1.8)	—	1.1
Net cash (used) provided by investing activities of discontinued operations	—	—	(5.8)	8.5	2.7

Net cash provided (used) provided by financing activities	513.2	(1.8)	(68.2)	(169.2)	274.0

Effect of exchange rate changes on cash and cash equivalents	—	—	21.6	—	21.6

Net increase in cash and cash equivalents	7.5	7.6	75.4	—	90.5
Cash and cash equivalents at beginning of year	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of year	$18.1	$7.6	$124.7	$—	$150.4

Condensed Consolidating Statements of Cash Flows

Year Ended April 2, 2006	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$94.9	$206.6	$(38.3)	$(32.4)	$230.8

Acquisitions of businesses	(105.2)	—	(10.3)	—	(115.5)
Capital expenditures	(6.2)	(60.6)	(28.5)	—	(95.3)
Intercompany advances	—	3.6	29.8	(33.4)	—
Intercompany receivables securitization	—	—	(30.4)	30.4	—
Intercompany loans	(31.8)	—	—	31.8	—
Dispositions of business and other	26.1	6.5	(1.9)	—	30.7
Net cash (used) provided by investing activities of discontinued operations	—	(157.4)	(4.9)	158.2	(4.1)

Net cash (used) provided by investing activities	(117.1)	(207.9)	(46.2)	187.0	(184.2)

Net change in long-term debt	(211.0)	(1.2)	(0.2)	—	(212.4)
Net change in short-term borrowings	—	—	47.5	—	47.5
Common stock issued	47.9	—	—	—	47.9
Cash dividends	(11.9)	—	(2.0)	2.0	(11.9)
Intercompany advances	124.8	—	—	(124.8)	—
Intercompany loans	—	—	27.9	(27.9)	—
Other	(1.4)	—	—	—	(1.4)
Net cash provided (used) by financing activities of discontinued operations	—	—	2.4	(3.9)	(1.5)

Net cash (used) provided by financing activities	(51.6)	(1.2)	75.6	(154.6)	(131.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8.8)	—	(8.8)

Net decrease in cash and cash equivalents	(73.8)	(2.5)	(17.7)	—	(94.0)
Cash and cash equivalents at beginning of year	84.4	2.5	67.0	—	153.9

Cash and cash equivalents at end of year	$10.6	$—	$49.3	$—	$59.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precision Castparts Corp.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 30, 2008 and April 1, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended March 30, 2008 and April 1, 2007, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements of the Company for the year ended April 2, 2006, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 4 to the consolidated financial statements and for a change in the composition of reportable segments discussed in Note 20 to the consolidated financial statements, were audited by other auditors whose report, dated June 14, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2008 and 2007 consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of March 30, 2008 and April 1, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on April 1, 2007, the Company changed its method of accounting for defined benefit and other postretirement plans upon the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited the retrospective adjustments to the 2006 consolidated financial statements for the operations discontinued in 2008 and 2007 as discussed in Note 4 to the consolidated financial statements and the retrospective adjustments to the disclosures for changes in the composition of reportable segments in 2008 and 2007, as discussed in Note 20 to the consolidated financial statements. Our procedures with respect to the discontinued operations included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the fiscal 2006 financial statements to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such year, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company’s supporting documentation. Our procedures with respect to the changes in segments included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Portland, Oregon

May 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precision Castparts Corp.:

Portland, Oregon

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows for the year ended April 2, 2006, before the effects of the adjustments to retrospectively reflect the discontinued operations and the change in the composition of reportable segments described in Notes 4 and 20, present fairly, in all material respects, the results of operations and cash flows of Precision Castparts Corp. and its subsidiaries for the year ended April 2, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Notes 4 and 20 are not presented herein). In addition, in our opinion, the financial statement schedule, before the effects of the adjustments described above, for the year ended April 2, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Oregon

June 14, 2006

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data) 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)
Net sales	$1,650.3	$1,718.7	$1,692.1	$1,791.0
Gross profit	$442.7	$464.6	$463.9	$498.6
Net income:
Continuing operations	$224.1	$233.8	$242.4	$265.6
Discontinued operations	2.3	1.6	4.1	13.4

	$226.4	$235.4	$246.5	$279.0

Net income per share-basic:
Continuing operations	$1.63	$1.70	$1.75	$1.91
Discontinued operations	0.02	0.01	0.03	0.10

	$1.65	$1.71	$1.78	$2.01

Net income per share-diluted:
Continuing operations	$1.61	$1.67	$1.73	$1.89
Discontinued operations	0.01	0.01	0.03	0.10

	$1.62	$1.68	$1.76	$1.99

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$121.36	$149.09	$153.72	$142.57
Low	$101.02	$119.10	$133.01	$95.83
End	$121.36	$147.98	$138.54	$101.35

2007	1st Quarter	2nd Quarter	3rd Quarter (3)	4th Quarter (4)
Net sales	$1,103.2	$1,308.2	$1,371.7	$1,536.3
Gross profit	$260.2	$315.4	$330.8	$392.8
Net income:
Continuing operations	$113.5	$140.7	$156.8	$198.8
Discontinued operations	1.6	14.1	1.9	5.7

	$115.1	$154.8	$158.7	$204.5

Net income per share-basic:
Continuing operations	$0.84	$1.04	$1.15	$1.45
Discontinued operations	0.01	0.10	0.02	0.04

	$0.85	$1.14	$1.17	$1.49

Net income per share-diluted:
Continuing operations	$0.83	$1.02	$1.14	$1.43
Discontinued operations	0.01	0.11	0.01	0.04

	$0.84	$1.13	$1.15	$1.47

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$67.25	$63.16	$79.71	$104.80
Low	$50.26	$53.34	$62.28	$80.50
End	$59.76	$63.16	$78.28	$104.05

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.
(2)	The fourth quarter of fiscal 2008 includes a $6.1 million charge for costs associated with restructuring activities within the Investment Cast Products segment.
(3)	The third quarter of fiscal 2007 includes a tax benefit of $4.9 million associated with tax refund claims and changes in tax reserves resulting from completed and ongoing tax audits.
(4)	The fourth quarter of fiscal 2007 includes a tax benefit of $6.2 million associated with tax refund claims and changes in tax reserves resulting from completed and ongoing tax audits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in August 2007, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) an annual certification of compliance with NYSE listing standards without qualification.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of March 30, 2008, the Company’s internal control over financial reporting was effective.

During fiscal 2008, we acquired McWilliams Forge Company, Inc. (“McWilliams”) and Caledonian Alloys Group Limited (“Caledonian”) on April 3, 2007 and July 5, 2007, respectively, in purchase business combinations. We have excluded McWilliams and Caledonian from our assessment of internal control over financial reporting as of March 30, 2008 as it was determined that we could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition dates and the date of management’s assessment. Total assets and revenues of these two acquisitions represent approximately 6.4% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 30, 2008.

Our internal control over financial reporting as of March 30, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precision Castparts Corp.

Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at McWilliams Forge Company, Inc. (“McWilliams”) and Caledonian Alloys Group Limited (“Caledonian”), which were acquired on April 3, 2007, and July 5, 2007, respectively, and whose financial statements constitute 6.4% of total assets and 2.2% of revenues of the consolidated financial statement amounts as of and for the year ended March 30, 2008. Accordingly, our audit did not include the internal control over financial reporting at McWilliams or Caledonian. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 30, 2008 of the Company and our report dated May 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Portland, Oregon

May 29, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2008 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2008 Annual Meeting of Shareholders of the Registrant.

The Company has adopted a code of ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Conduct on the PCC Corporate Center at www.precast.com/PCC/Governance.html. A copy may also be received free of charge by calling Investor Relations at (503) 417-4850 or sending an email to info@precastcorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference to “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2008 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2008 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to Principal Accountant Fees and Services is incorporated herein by reference to “Principal Accounting Firm Fees” in the Proxy Statement to be filed for the 2008 Annual Meeting of Shareholders of the Registrant.

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

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedule

The following schedule is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Precision Castparts Corp., as amended. (Incorporated herein by reference to Exhibit 3(A) to the Form 10-K filed June 11, 2002.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed November 8, 2006.)

3.3	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed November 19, 2007.)

4.1	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.)

4.2	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003.)

4.3	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.)

4.4	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.5	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.)

4.6	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee (Incorporated herein by reference to Exhibit 4.8 to the Form 10-K filed June 14, 2006.)

4.7	Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.8	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.9	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.)

4.10	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 4, 1998.)

10.1	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed October 19, 2005.)

10.2	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.)

10.3	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed June 14, 2006.)

10.4	Amendment No. 4 to Amended and Restated Credit Agreement and Amendment No. 2 to Guaranty Agreement dated as of May 16, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 21, 2007.)

10.5	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.) *

10.6	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.) *

10.7	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.) *

10.8	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed June 14, 2004.) *

10.9	2008 Employee Stock Purchase Plan *

10.10	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed June 14, 2004.) *

10.11	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 9, 2007.) *

10.12	Form of Nonstatutory Stock Option Agreement for William D. Larsson (2007 grant) (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed November 19, 2007.) *

10.13	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 9, 2007.) *

10.14	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit A to the Company’s July 3, 2007 Proxy Statement.) *

10.15	Executive Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 1 *

10.16	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 1 *

10.17	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.) *

10.18	Supplemental Executive Retirement Program—Level One Plan—Ongoing (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed December 19, 2006.) *

10.19	Supplemental Executive Retirement Program—Level Two Plan—Ongoing (Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed December 19, 2006.) *

10.20	Form of Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). *

10.21	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.) *

10.22	Roger Cooke agreement, dated as of March 13, 2000 (Incorporated herein by reference to Exhibit 10.28 to the Form 10-K filed May 31, 2007) *

10.23	Time Sharing Agreement, dated October 23, 2007, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.) *

11	Calculation of Earnings Per Share for the Year Ended April 1, 2007 **

16.1	Letter from PricewaterhouseCoopers LLP (Incorporated herein by reference to Exhibit 16.1 in the Form 8-K filed June 21, 2006) (File number 1-10348)

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is included in the “Earnings per Share” note in “Item 8. Financial Statement and Supplementary Data.”

(b) See a(3) above.

(c) See a(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/s/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer

Dated: May 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/s/ MARK DONEGAN Mark Donegan	Chairman and Chief Executive Officer	May 29, 2008

/s/ WILLIAM D. LARSSON William D. Larsson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2008

/s/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	May 29, 2008

/s/ DEAN T. DUCRAY Dean T. DuCray	Director	May 29, 2008

/s/ DON R. GRABER Don R. Graber	Director	May 29, 2008

/s/ LESTER L. LYLES Lester L. Lyles	Director	May 29, 2008

/s/ DANIEL J. MURPHY Daniel J. Murphy	Director	May 29, 2008

/s/ VERNON E. OECHSLE Vernon E. Oechsle	Director	May 29, 2008

/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	May 29, 2008

/s/ ULRICH SCHMIDT Ulrich Schmidt	Director	May 29, 2008

SCHEDULE II

Precision Castparts Corp. and Subsidiaries

Valuation and Qualifying Accounts

For the years ended

(000’s Omitted)

Column A	Column B	Column C			Column D		Column E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses		Business Acquisitions	Deductions		Balance at End of Period
Deducted from assets to which they apply:
Reserve for doubtful accounts:
April 2, 2006	$4,900	$3,800		$100	$2,700	(1)	$6,100

April 1, 2007	$6,100	$1,000		$2,600	$2,300	(1)	$7,400

March 30, 2008	$7,400	$(800)		$100	$1,500	(1)	$5,200

Deferred tax asset valuation allowance:
April 2, 2006	$8,500	$400	(2)	$—	$600		$8,300

April 1, 2007	$8,300	$(4,200	) (2)	$11,600	$—		$15,700

March 30, 2008	$15,700	$(3,600	) (2)	$21,500	$—		$33,600

(1)	Write off of bad debts and foreign currency translation.
(2)	Establishment of valuation allowances for capital loss carry-forwards or operating loss carry-forwards and benefits from reversal of valuation reserves and impact of tax rate changes on existing valuation reserves.

INDEX TO EXHIBITS

3.1	Restated Articles of Incorporation of Precision Castparts Corp., as amended. (Incorporated herein by reference to Exhibit 3(A) to the Form 10-K filed June 11, 2002.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed November 8, 2006.)

3.3	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed November 19, 2007.)

4.1	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.)

4.2	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003.)

4.3	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.)

4.4	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.5	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.)

4.6	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee (Incorporated herein by reference to Exhibit 4.8 to the Form 10-K filed June 14, 2006.)

4.7	Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.8	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.9	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.)

4.10	Form of Rights Agreement, dated as of December 3, 1998, between Precision Castparts Corp. and the Bank of New York (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 4, 1998.)

10.1	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed October 19, 2005.)

10.2	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.)

10.3	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed June 14, 2006.)

10.4	Amendment No. 4 to Amended and Restated Credit Agreement and Amendment No. 2 to Guaranty Agreement dated as of May 16, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 21, 2007.)

10.5	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.) *

10.6	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.) *

10.7	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.) *

10.8	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed June 14, 2004.) *

10.9	2008 Employee Stock Purchase Plan *

10.10	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed June 14, 2004.) *

10.11	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 9, 2007.) *

10.12	Form of Nonstatutory Stock Option Agreement for William D. Larsson (2007 grant) (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed November 19, 2007.) *

10.13	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 9, 2007.) *

10.14	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit A to the Company’s July 3, 2007 Proxy Statement.) *

10.15	Executive Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 1 *

10.16	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 1 *

10.17	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.) *

10.18	Supplemental Executive Retirement Program—Level One Plan—Ongoing (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed December 19, 2006.) *

10.19	Supplemental Executive Retirement Program—Level Two Plan—Ongoing (Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed December 19, 2006.) *

10.20	Form of Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)H to the Form 10-K filed June 12, 2001). *

10.21	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.) *

10.22	Roger Cooke agreement, dated as of March 13, 2000 (Incorporated herein by reference to Exhibit 10.28 to the Form 10-K filed May 31, 2007) *

10.23	Time Sharing Agreement, dated October 23, 2007, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.) *

11	Calculation of Earnings Per Share for the Year Ended April 1, 2007 **

16.1	Letter from PricewaterhouseCoopers LLP (Incorporated herein by reference to Exhibit 16.1 in the Form 8-K filed June 21, 2006) (File number 1-10348)

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is included in the “Earnings per Share” note in “Item 8. Financial Statement and Supplementary Data.”