Form 10-Q
period 2008-06-29
PRECISION CASTPARTS CORP
filed 2008-08-08
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 29, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                                                                      Accelerated filer  ☐

Non-accelerated filer  ☐ (do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of Common Stock, no par value, outstanding as of July 30, 2008: 139,351,884

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	6/29/08	7/01/07
Net sales	$1,834.9	$1,650.3
Cost of goods sold	1,307.4	1,207.6
Selling and administrative expenses	103.4	90.8
Interest expense	4.9	14.4
Interest income	(1.7)	(1.8)

Income before income taxes and minority interest	420.9	339.3
Income tax expense	145.9	114.9
Minority interest	(0.1)	(0.3)

Net income from continuing operations	274.9	224.1
Net income from discontinued operations	0.9	2.3

Net income	$275.8	$226.4

Net income per common share – basic:
Net income from continuing operations	$1.97	$1.63
Net income from discontinued operations	0.01	0.02

	$1.98	$1.65

Net income per common share – diluted:
Net income from continuing operations	$1.95	$1.61
Net income from discontinued operations	0.01	0.01

	$1.96	$1.62

Weighted average common shares outstanding:
Basic	139.2	137.5
Diluted	140.8	139.6

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	6/29/08	3/30/08
ASSETS
Current assets:
Cash and cash equivalents	$413.8	$221.3
Receivables, net	1,058.0	1,027.9
Inventories	1,128.1	992.9
Prepaid expenses	26.3	22.0
Deferred income taxes	81.8	84.8
Discontinued operations	20.2	23.4

Total current assets	2,728.2	2,372.3

Property, plant and equipment, at cost	2,041.3	1,995.2
Less - accumulated depreciation	(900.5)	(869.0)

Net property, plant and equipment	1,140.8	1,126.2

Goodwill	2,278.6	2,282.4
Acquired intangible assets, net	57.7	55.4
Other assets	204.3	203.3
Discontinued operations	11.6	10.5

	$6,421.2	$6,050.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$0.1	$0.1
Long-term debt currently due	20.0	20.0
Accounts payable	705.3	689.4
Accrued liabilities	391.9	420.0
Income taxes payable	155.3	65.6
Discontinued operations	9.7	9.7

Total current liabilities	1,282.3	1,204.8

Long-term debt	304.6	334.9
Pension and other postretirement benefit obligations	284.3	275.4
Other long-term liabilities	141.2	142.8
Deferred income taxes	55.6	46.5
Discontinued operations	1.9	0.7
Commitments and contingencies (See Notes)
Shareholders’ equity:
Common stock	139.3	139.0
Paid-in capital	1,044.0	1,016.6
Retained earnings	3,145.0	2,873.4
Accumulated other comprehensive income	23.0	16.0

Total shareholders’ equity	4,351.3	4,045.0

	$6,421.2	$6,050.1

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	6/29/08	7/01/07
Operating activities:
Net income	$275.8	$226.4
Net income from discontinued operations	(0.9)	(2.3)
Non-cash items:
Depreciation and amortization	35.6	31.8
Stock-based compensation expense	9.3	8.4
Deferred income taxes	12.5	4.1
Excess tax benefits from share-based payment arrangements	(9.1)	(14.9)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(30.1)	(79.9)
Inventories	(135.2)	(27.4)
Other current assets	(4.3)	(2.0)
Payables, accruals and current taxes	81.6	49.5
Retirement benefit obligations	9.6	(50.6)
Other non-current assets and liabilities	(2.9)	(1.3)
Net cash provided by operating activities of discontinued operations	4.8	3.0

Net cash provided by operating activities	246.7	144.8

Investing activities:
Acquisitions of businesses	—	(89.4)
Capital expenditures	(48.1)	(54.6)
Dispositions of businesses and other	8.5	0.4
Net cash used by investing activities of discontinued operations	—	(0.5)

Net cash used by investing activities	(39.6)	(144.1)

Financing activities:
Net change in commercial paper and short-term borrowings	—	(0.1)
Net change in long-term debt	(30.3)	20.9
Common stock issued	10.4	10.8
Excess tax benefits from share-based payment arrangements	9.1	14.9
Cash dividends	(4.2)	(4.2)
Other	—	0.5

Net cash (used) provided by financing activities	(15.0)	42.8

Effect of exchange rate changes on cash and cash equivalents	0.4	7.5

Net increase in cash and cash equivalents	192.5	51.0
Cash and cash equivalents at beginning of period	221.3	150.4

Cash and cash equivalents at end of period	$413.8	$201.4

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

During the three months ended June 29, 2008 and July 1, 2007, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 30, 2008.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	6/29/08	7/01/07
Cost of goods sold	$3.1	$2.4
Selling, general and administrative	6.2	6.0

Stock-based compensation expense before income taxes	9.3	8.4
Income tax benefit	(2.8)	(2.6)

Total stock-based compensation expense after income taxes	$6.5	$5.8

(3)	Business acquisitions

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and we expect two additional contingent payments of approximately $21.5 million each will be paid over the two years subsequent to acquisition. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $191.5 million of goodwill (which is not deductible for tax purposes) and other intangibles. As of June 29, 2008, the purchase price allocation is subject to further refinement as analyses are completed, including finalizing the valuation of intangible assets. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

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

(4)	Discontinued Operations

In the first quarter of fiscal 2009, we sold the stock of our Technova entities, a foreign operation held for sale from the Flow pumps and valves business. The transaction resulted in a gain of approximately $3.0 million.

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009; refer to the “Subsequent Event” footnote. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Also in the fourth quarter of fiscal 2008, we decided to shut down the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations in the fourth quarter of fiscal 2008.

These businesses each meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in our Condensed Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. In addition, gains and losses on operations discontinued in prior periods are also included below.

The net income from discontinued operations in the current quarter consists primarily of the gain from the sale of the Flow Technova business, partially offset by operating losses from the Unbrako and Kladno businesses. The net income from discontinued operations in the first quarter of last year principally reflects operating income from the Unbrako, Kladno, Rescal, and SMA businesses, partially offset by miscellaneous expenses associated with the Flow pumps & valves businesses. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	6/29/08	7/01/07
Net sales	$6.0	$24.3
Cost of goods sold	8.1	18.6
Selling and administrative expenses	0.4	1.9

(Loss) income from operations before income taxes	(2.5)	3.8
Income tax (benefit) expense	(0.2)	1.0

Net (loss) income from operations	(2.3)	2.8
Gain (loss) on disposal, net of $(0.1) and $(0.1) tax expense	3.2	(0.5)

Net income from discontinued operations	$0.9	$2.3

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	6/29/08	3/30/08
Assets of discontinued operations
Current assets	$20.2	$23.4
Net property, plant and equipment	9.8	10.0
Other assets	1.8	0.5

	$31.8	$33.9

Liabilities of discontinued operations
Current liabilities	$9.7	$9.7
Other liabilities	1.9	0.7

	$11.6	$10.4

(5) Inventories Inventories consisted of the following:
	6/29/08	3/30/08
Finished goods	$240.6	$240.0
Work-in-process	600.6	542.6
Raw materials and supplies	321.2	264.7

	1,162.4	1,047.3
LIFO provision	(34.3)	(54.4)

Total inventory	$1,128.1	$992.9

(6)	Goodwill and Acquired Intangibles

We perform our annual goodwill impairment test during the second quarter of each fiscal year.

For fiscal 2008, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. There were no triggering events during the current quarter requiring a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

The changes in the carrying amount of goodwill by reportable segment for the three months ended June 29, 2008, were as follows:

	Balance at 3/30/08	Currency Translation and Other	Balance at 6/29/08
Investment Cast Products	$349.1	$(0.2)	$348.9
Forged Products	884.4	(3.6)	880.8
Fastener Products	1,048.9	—	1,048.9

Total	$2,282.4	$(3.8)	$2,278.6

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	6/29/08		3/30/08
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$9.7	$3.6	$9.7	$3.3
Proprietary technology	2.3	0.7	2.3	0.7
Tradenames	0.5	0.3	0.5	0.3
Long-term customer relationships	10.1	1.0	9.4	0.5
Backlog	6.1	2.7	2.7	1.7

	$28.7	$8.3	$24.6	$6.5

Unamortized intangible assets:
Tradenames	$37.3		$37.3

Amortization expense for acquired intangible assets for the three months ended June 29, 2008 and July 1, 2007 was $1.8 million and $0.7 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $6.9 million for fiscal 2009. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2010	$3.4
2011	2.6
2012	2.3
2013	2.2
2014	2.2

(7)	Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of June 29, 2008 and March 30, 2008 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

In conjunction with certain transactions, primarily divestitures, we may provide routine indemnifications (e.g., retention of previously existing environmental and tax liabilities) with terms that range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications.

(8)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	6/29/08	7/01/07
Basic weighted average shares outstanding	139.2	137.5
Dilutive stock options	1.6	2.1

Average shares outstanding assuming dilution	140.8	139.6

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three months ended June 29, 2008 and July 1, 2007, stock options to purchase 1.1 million and 0.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(9)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended
	6/29/08	7/01/07
Net income	$275.8	$226.4
Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	3.3	18.7
Pension and postretirement obligations	1.5	—
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax expense of $1.1 and $0.3, respectively)	3.3	0.4
Reclassification to net income of previously deferred (losses) gains (net of income tax (benefit) expense of $(0.8) and $0.1, respectively)	(1.1)	0.1

Other comprehensive income	7.0	19.2

Total comprehensive income	$282.8	$245.6

Accumulated other comprehensive income consisted of the following:

	6/29/08	3/30/08
Cumulative unrealized foreign currency translation gains	$161.2	$157.9
Pension and postretirement obligations	(136.8)	(138.3)
Unrealized loss on derivatives	(1.4)	(3.6)

Accumulated other comprehensive income	$23.0	$16.0

(10)	Fair Value Measurements

On March 31, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as it relates to financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 as it relates to financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis

June 29, 2008

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(in millions)	Level 1	Level 2	Level 3
Assets:
Derivative contracts	$—	$3.7	$—	$3.7
Liabilities:
Derivative contracts	$—	$5.6	$—	$5.6

Derivative contracts consist of foreign currency forward contracts accounted for as either cash flow hedges or fair value hedges. Cash flow hedges are used to hedge the variability in cash flows from forecasted receipts or expenditures denominated in currencies other than the functional currency. Fair value hedges are used to hedge against the risk of change in the fair value of sales and purchase commitments denominated in foreign currencies attributable to fluctuations in exchange rates.

Derivative contracts’ value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.

On March 31, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to elect to measure eligible financial instruments at fair value on an instrument-by-instrument basis. The adoption of SFAS No. 159 had no impact on our consolidated financial position, results of operations or cash flows as we did not elect to measure any eligible financial instruments at fair value under this guidance.

(11)	Pensions and Other Postretirement Benefit Plans

We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 30, 2008.

The net periodic benefit cost for our pension plans consisted of the following components:

	Pension Benefits		Other Postretirement Benefits
	6/29/08	7/01/07	6/29/08	7/01/07
Service cost	$9.7	$9.6	$0.4	$0.4
Interest cost	23.8	20.9	2.1	1.9
Expected return on plan assets	(29.4)	(26.6)	—	—
Recognized net actuarial loss	1.8	3.2	0.2	—
Amortization of prior service cost	0.8	0.8	(0.1)	(0.1)

Net periodic benefit cost	$6.7	$7.9	$2.6	$2.2

We made total contributions of $3.9 million, all required, to the defined benefit pension plans during the first quarter of fiscal year 2009. Projected contributions are expected to total approximately $26.4 million for fiscal year 2009, of which approximately $11.0 million will be voluntary.

(12)	Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.

(13)	New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and establishes the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption will not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP is effective for periods beginning in the first quarter of fiscal 2010, and applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact of the adoption of FSP No. FAS 142-3 on our consolidated financial position, results of operations and cash flows.

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

On December 4, 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for our fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

(14)	Segment Information

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

	Three Months Ended
	6/29/08	7/01/07
Net sales:
Investment Cast Products	$597.7	$509.4
Forged Products	816.5	773.5
Fastener Products	420.7	367.4

Consolidated net sales	$1,834.9	$1,650.3

Segment operating income (loss):
Investment Cast Products	$151.0	$119.6
Forged Products	182.8	169.5
Fastener Products	114.9	86.6
Corporate expenses	(24.6)	(23.8)

Total segment operating income	424.1	351.9
Interest expense	4.9	14.4
Interest income	(1.7)	(1.8)

Consolidated income before income taxes and minority interest	$420.9	$339.3

(15)	Subsequent Event

On July 18, 2008, we completed the sale of our Unbrako fastener business headquartered in Shannon, Ireland for approximately $15 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008. We are in the process of calculating the gain or loss on sale of this transaction.

(16)	Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”). The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of June 29, 2008 and March 30, 2008, statements of income and statements of cash flows for the three months ended June 29, 2008 and July 1, 2007. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are wholly-owned and the guarantees are full and unconditional, joint and several.

The condensed consolidating statements of cash flows for the three months ended July 1, 2007 have been restated to correct the presentation of transactions that are settled, on a net basis, through our intercompany payables and receivables.

We had previously presented intercompany payables and receivables transactions between PCC (parent) and our guarantor and non-guarantor subsidiaries as operating activities. The transactions should have been presented in investing and financing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the three months ended July 1, 2007.

Condensed Consolidating Statements of Income

Three Months Ended June 29, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,443.8	$474.7	$(83.6)	$1,834.9
Cost of goods sold	3.1	1,008.6	379.3	(83.6)	1,307.4
Selling and administrative expenses	21.3	56.9	25.2	—	103.4
Other (income) expense	(1.0)	—	1.0	—	—
Interest (income) expense, net	(14.5)	17.8	(0.1)	—	3.2
Equity in earnings of subsidiaries	(280.6)	(10.1)	—	290.7	—

Income (loss) before income tax and minority interest	271.7	370.6	69.3	(290.7)	420.9
Income tax (benefit) expense	(4.1)	129.8	20.2	—	145.9
Minority interest	—	—	(0.1)	—	(0.1)

Net income (loss) from continuing operations	275.8	240.8	49.0	(290.7)	274.9
Net income from discontinued operations	—	0.1	0.8	—	0.9

Net income (loss)	$275.8	$240.9	$49.8	$(290.7)	$275.8

Condensed Consolidating Statements of Income

Three Months Ended July 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,336.2	$374.1	$(60.0)	$1,650.3
Cost of goods sold	4.0	973.5	290.1	(60.0)	1,207.6
Selling and administrative expenses	21.4	52.6	16.8	—	90.8
Other (income) expense	(0.4)	—	0.4	—	—
Interest (income) expense, net	(7.1)	28.7	(9.0)	—	12.6
Equity in earnings of subsidiaries	(237.3)	(10.1)	—	247.4	—

Income (loss) before income tax and minority interest	219.4	291.5	75.8	(247.4)	339.3
Income tax (benefit) expense	(7.0)	101.1	20.8	—	114.9
Minority interest	—	1.2	(1.5)	—	(0.3)

Net income (loss) from continuing operations	226.4	191.6	53.5	(247.4)	224.1
Net income from discontinued operations	—	0.6	1.7	—	2.3

Net income (loss)	$226.4	$192.2	$55.2	$(247.4)	$226.4

Condensed Consolidating Balance Sheets

June 29, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$225.9	$5.7	$182.2	$—	$413.8
Receivables, net	45.2	1,507.3	200.6	(695.1)	1,058.0
Inventories	—	846.5	281.6	—	1,128.1
Prepaid expenses	0.9	11.8	13.6	—	26.3
Deferred income taxes	24.5	29.5	27.8	—	81.8
Discontinued operations	—	11.6	65.9	(57.3)	20.2

Total current assets	296.5	2,412.4	771.7	(752.4)	2,728.2

Property, plant and equipment, net	41.3	793.1	306.4	—	1,140.8
Goodwill	—	1,655.7	622.9	—	2,278.6
Deferred income taxes	40.1	—	—	(40.1)	—
Investments in subsidiaries	5,227.8	432.5	—	(5,660.3)	—
Other assets	108.2	86.8	51.2	15.8	262.0
Discontinued operations	—	—	11.6	—	11.6

	$5,713.9	$5,380.5	$1,763.8	$(6,437.0)	$6,421.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$0.1	$—	$0.1
Long-term debt currently due	19.0	0.9	0.1	—	20.0
Accounts payable	734.8	486.5	236.4	(752.4)	705.3
Accrued liabilities	21.7	278.7	92.6	(1.1)	391.9
Income taxes payable	122.9	2.4	30.0	—	155.3
Discontinued operations	—	—	9.7	—	9.7

Total current liabilities	898.4	768.5	368.9	(753.5)	1,282.3

Long-term debt	297.3	7.0	0.3	—	304.6
Pension and other postretirement benefit obligations	141.9	137.3	5.1	—	284.3
Deferred income taxes	—	78.9	16.8	(40.1)	55.6
Other long-term liabilities	25.0	81.9	34.3	—	141.2
Discontinued operations	—	—	1.9	—	1.9
Shareholders’ equity:
Common stock and paid-in capital	1,183.3	2,353.3	917.0	(3,270.3)	1,183.3
Retained earnings	3,145.0	1,999.6	320.7	(2,320.3)	3,145.0
Accumulated comprehensive income (loss)	23.0	(46.0)	98.8	(52.8)	23.0

Total shareholders’ equity	4,351.3	4,306.9	1,336.5	(5,643.4)	4,351.3

	$5,713.9	$5,380.5	$1,763.8	$(6,437.0)	$6,421.2

Condensed Consolidating Balance Sheets

March 30, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69.6	$0.8	$150.9	$—	$221.3
Receivables, net	35.1	1,159.9	564.1	(731.2)	1,027.9
Inventories	—	721.4	271.5	—	992.9
Prepaid expenses	3.1	8.3	10.6	—	22.0
Deferred income taxes	29.1	30.3	25.4	—	84.8
Discontinued operations	—	11.6	69.1	(57.3)	23.4

Total current assets	136.9	1,932.3	1,091.6	(788.5)	2,372.3

Property, plant and equipment, net	42.2	786.0	298.0	—	1,126.2
Goodwill	—	1,659.9	622.5	—	2,282.4
Deferred income taxes	55.1	—	—	(55.1)	—
Investments in subsidiaries	4,954.3	421.0	—	(5,375.3)	—
Other assets	121.5	86.6	36.5	14.1	258.7
Discontinued operations	—	—	10.5	—	10.5

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$0.1	$—	$0.1
Long-term debt currently due	19.0	0.9	0.1	—	20.0
Accounts payable	699.3	483.8	294.8	(788.5)	689.4
Accrued liabilities	27.3	294.2	99.6	(1.1)	420.0
Income taxes payable	32.7	2.4	30.5	—	65.6
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	—	9.7	—	9.7

Total current liabilities	778.3	781.3	434.8	(789.6)	1,204.8

Long-term debt	327.3	7.3	0.3	—	334.9
Pension and other postretirement benefit obligations	133.9	135.1	6.4	—	275.4
Deferred income taxes	—	82.0	19.6	(55.1)	46.5
Other long-term liabilities	25.5	82.5	34.8	—	142.8
Discontinued operations	—	—	0.7	—	0.7
Shareholders’ equity:
Common stock and paid-in capital	1,155.6	2,084.4	1,201.3	(3,285.7)	1,155.6
Retained earnings	2,873.4	1,758.7	270.9	(2,029.6)	2,873.4
Accumulated other comprehensive income (loss)	16.0	(45.5)	90.3	(44.8)	16.0

Total shareholders’ equity	4,045.0	3,797.6	1,562.5	(5,360.1)	4,045.0

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 29, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$134.2	$81.3	$31.2	$—	$246.7

Capital expenditures	(0.8)	(31.8)	(15.5)	—	(48.1)
Intercompany advances	—	(82.2)	25.8	56.4	—
Intercompany loans	(19.4)	—	—	19.4	—
Dispositions of businesses and other	0.5	7.9	0.1	—	8.5
Net cash (used) provided by investing activities of discontinued operations	—	—	(0.1)	0.1	—

Net cash (used) provided by investing activities	(19.7)	(106.1)	10.3	75.9	(39.6)

Net change in long-term debt	(30.0)	(0.3)	—	—	(30.3)
Common stock issued	10.4	—	—	—	10.4
Excess tax benefits from share-based payment arrangements	9.1	—	—	—	9.1
Cash dividends	(4.2)	—	—	—	(4.2)
Intercompany advances	56.5	—	—	(56.5)	—
Intercompany loans	—	30.0	(10.6)	(19.4)	—

Net cash provided (used) by financing activities	41.8	29.7	(10.6)	(75.9)	(15.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

Net increase in cash and cash equivalents	156.3	4.9	31.3	—	192.5
Cash and cash equivalents at beginning of period	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of period	$225.9	$5.7	$182.2	$—	$413.8

Condensed Consolidating Statements of Cash Flows

Three Months Ended July 1, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(39.5)	$89.9	$79.3	$15.1	$144.8

Acquisitions of businesses	(90.9)	1.5	—	—	(89.4)
Capital expenditures	(9.9)	(37.7)	(7.0)	—	(54.6)
Intercompany advances	—	(54.5)	(56.2)	110.7	—
Intercompany receivables securitization	—	—	15.1	(15.1)	—
Intercompany loans	(3.5)	—	—	3.5	—
Dispositions of businesses and other	—	0.2	0.2	—	0.4
Net cash provided (used) by investing activities of discontinued operations	—	0.1	(0.2)	(0.4)	(0.5)

Net cash (used) provided by investing activities	(104.3)	(90.4)	(48.1)	98.7	(144.1)

Net change in commercial paper and short-term borrowings	—	—	(0.1)	—	(0.1)
Net change in long-term debt	21.1	(0.3)	0.1	—	20.9
Common stock issued	10.8	—	—	—	10.8
Excess tax benefits from share-based payment arrangements	14.9	—	—	—	14.9
Cash dividends	(4.2)	—	—	—	(4.2)
Intercompany advances	110.3	—	—	(110.3)	—
Intercompany loans	—	—	3.8	(3.8)	—
Other	0.5	(0.4)	0.4	—	0.5
Net cash (used) provided by financing activities of discontinued operations	—	—	(0.3)	0.3	—

Net cash provided (used) by financing activities	153.4	(0.7)	3.9	(113.8)	42.8

Effect of exchange rate changes on cash and cash equivalents	—	—	7.5	—	7.5

Net increase (decrease) in cash and cash equivalents	9.6	(1.2)	42.6	—	51.0
Cash and cash equivalents at beginning of period	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of period	$27.7	$6.4	$167.3	$—	$201.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended June 29, 2008 and July 1, 2007

(in millions, except per share and per pound data)

	Three Months Ended		Increase/(Decrease)
	6/29/08	07/01/07	$	%
Net sales	$1,834.9	$1,650.3	$184.6	11.2%
Cost of goods sold	1,307.4	1,207.6	99.8	8.3
Selling and administrative expenses	103.4	90.8	12.6	13.9
Interest expense, net	3.2	12.6	(9.4)	(74.6)

Income before income taxes and minority interest	420.9	339.3	81.6	24.0
Income tax expense	145.9	114.9	31.0	27.0
Effective tax rate	34.7%	33.9%
Minority interest	(0.1)	(0.3)	0.2	66.7

Net income from continuing operations	274.9	224.1	50.8	22.7
Net income from discontinued operations	0.9	2.3	(1.4)	(60.9)

Net income	$275.8	$226.4	$49.4	21.8%

Net income per share from continuing operations – diluted	$1.95	$1.61	$0.34	21.1%
Net income per share from discontinued operations – diluted	0.01	0.01	—	—

Net income per share - diluted	$1.96	$1.62	$0.34	21.0%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	6/29/08	7/01/07	$	%
Nickel	$11.79	$20.73	$(8.94)	(43)%
London Metals Exchange[1]
Titanium	$4.65	$8.55	$(3.90)	(46)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$47.85	$29.31	$18.54	63%
Metal Bulletin COFM.8 Index[1]

[1] Source: Bloomberg

	Three Months Ended		Increase/(Decrease)
	6/29/08	7/01/07	$	%
Intercompany sales[1]
Investment Cast Products[2]	$33.1	$28.5	$4.6	16%
Forged Products[3]	223.7	108.3	115.4	107
Fastener Products[4]	31.1	25.9	5.2	20

Total intercompany sales	$287.9	$162.7	$125.2	77%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $6.7 million and $4.8 million for the first quarter of fiscal 2009 and 2008, respectively.

[3]	Forged Products: Includes sales between segments of $8.7 million and $4.6 million for the first quarter of fiscal 2009 and 2008, respectively.

[4]	Fastener Products: Includes sales between segments of $0.6 million and $2.3 million for the first quarter of fiscal 2009 and 2008, respectively.

Sales for the first quarter of fiscal 2009 were $1,834.9 million, up $184.6 million, or 11.2 percent from $1,650.3 million in the same quarter last year. The increase in sales was driven by continuing strong demand in our primary end markets, in addition to sales from Caledonian, which was acquired in July 2007. In addition, contractual pass-through of higher material costs increased sales by approximately $115.5 million this quarter versus approximately $107.5 million the same quarter last year. With regard to growth in the commercial aircraft industry, forecasts from the Airline Monitor as of January 2008 indicate aircraft deliveries are expected to increase approximately 13 percent in calendar year 2008. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Net income from continuing operations for the first quarter of fiscal 2009 was $274.9 million, or $1.95 per share (diluted). By comparison, net income from continuing operations for the first quarter of fiscal 2008 was $224.1 million, or $1.61 per share (diluted). Net income (including discontinued operations) for the first quarter of fiscal 2009 was $275.8 million, or $1.96 per share (diluted), compared with net income of $226.4 million, or $1.62 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first quarter of fiscal 2009 was $3.2 million, compared with $12.6 million for the first quarter last year. The lower net expense is primarily due to reduced debt levels and higher interest income resulting from increased cash balances compared to the same quarter last year.

The effective tax rate for the first quarter of fiscal 2009 was 34.7 percent, 0.8 percentage points higher than the 33.9 percent effective rate in the same quarter last year. The lower effective rate last year was primarily due to tax benefits from favorable audit settlements recognized in the prior year.

Restructuring

We regularly assess our cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in the markets we serve. There were no restructuring or asset impairment charges in the periods presented.

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

Discontinued Operations

Our financial statements were impacted by activities relating to the planned divestiture of a number of our businesses. These businesses have been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations, net of tax, and all prior periods have been reclassified.

In the first quarter of fiscal 2009, we sold the stock of our Technova entities, a foreign operation held for sale from the Flow pumps and valves business. This transaction resulted in a gain of approximately $3.0 million.

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009; refer to the “Subsequent Event” paragraph below. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Also in the fourth quarter of fiscal 2008, we decided to shut down the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Net income from discontinued operations was $0.9 million, or $0.01 per share (diluted) in the first quarter of fiscal 2009 compared with net income of $2.3 million, or $0.01 per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of the gain from the sale of the Flow Technova business, partially offset by operating losses from the Unbrako and Kladno businesses. The net income from discontinued operations in the first quarter of last year principally reflects operating income from the Unbrako, Kladno, Rescal, and SMA businesses, partially offset by miscellaneous expenses associated with the Flow pumps & valves business.

Subsequent Event

On July 18, 2008, we completed the sale of our Unbrako fastener business headquartered in Shannon, Ireland for approximately $15 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008. We are in the process of calculating the gain or loss on sale of this transaction.

Results of Operations by Segment – Comparison Between Three Months Ended June 29, 2008 and July 1, 2007

(in millions)	Three Months Ended		Increase/(Decrease)
	6/29/08	07/01/07	$	%
Net sales:
Investment Cast Products	$597.7	$509.4	$88.3	17.3%
Forged Products	816.5	773.5	43.0	5.6
Fastener Products	420.7	367.4	53.3	14.5

Consolidated net sales	$1,834.9	$1,650.3	$184.6	11.2%

Segment operating income (loss):
Investment Cast Products	$151.0	$119.6	$31.4	26.3%
% of sales	25.3%	23.5%
Forged Products	182.8	169.5	13.3	7.8
% of sales	22.4%	21.9%
Fastener Products	114.9	86.6	28.3	32.7
% of sales	27.3%	23.6%
Corporate expenses	(24.6)	(23.8)	(0.8)	(3.4)

Total segment operating income	424.1	351.9	72.2	20.5%
% of sales	23.1%	21.3%
Interest expense, net	3.2	12.6

Consolidated income before income taxes and minority interest	$420.9	$339.3

Investment Cast Products

Investment Cast Products’ sales increased 17.3 percent from $509.4 million in the first quarter of fiscal 2008 to $597.7 million this year. Operating income increased 26.3 percent from $119.6 million in the first quarter of fiscal 2008 to $151.0 million in the same quarter this year. Operating income as a percent of sales also increased from 23.5 percent to 25.3 percent of sales. The year-over-year increase in sales reflects continuing strength in the aerospace original equipment manufacturer (OEM) and aftermarket businesses, and strong growth in the IGT markets. Sales also include approximately $27.5 million of higher contractual pricing related to pass-through of increased material costs in the first quarter of fiscal 2009 compared to $26.2 million in the same period last year. The increase in operating income reflected the impact of higher sales volume, cost reductions and improved productivity. The improvement in operating margins as a percentage of sales was mainly due to effective leverage from higher sales volumes and improved manufacturing performance. Contractual material pass-through pricing diluted operating margins by 1.2 percentage points in the first quarter of fiscal 2009 compared to 1.3 percentage points in the same period a year ago.

Sales within this segment are expected to continue to benefit from increased demand from commercial aerospace customers and strength in the power generation market through the remainder of fiscal 2009.

Forged Products

Forged Products’ sales were $816.5 million for the quarter, an increase of 5.6 percent, compared to sales of $773.5 million in the first quarter of fiscal 2008. Operating income increased 7.8 percent from $169.5 million in the first quarter of fiscal 2008 to $182.8 million in the same quarter this year. Operating income as a percent of sales increased from 21.9 percent to 22.4 percent. The increase in sales from the prior year reflects approximately $19 million of additional sales from the acquisition of Caledonian, in addition to improving demand in the North American market for extruded pipe and increased demand for aerospace products. In addition, higher contractual pricing related to pass-through of increased raw material costs accounted for approximately $84.1 million of sales in the first quarter of fiscal 2009 compared to $77.5 million in the same period last year. The Forged Products segment continued to dedicate more resources for internal production, which impacts top-line revenues. Intercompany sales for this segment, which includes sales within and between segments, increased from $108.3 million in first quarter of fiscal 2008 to $223.7 million in the current quarter; these sales are eliminated in consolidation. The increase in intercompany sales primarily reflects $93.2 million from Caledonian, which was acquired in the second quarter of last year and $18.8 million from SMC’s three primary mills. Sales during the quarter were also negatively impacted by lower selling prices of external alloy sales from the three primary mills, which negatively impacted sales by approximately $34 million in the current quarter versus a year ago. The lower selling prices were driven by the decline in nickel prices, which decreased approximately 43 percent on the London Metal Exchange (LME) compared to the same quarter last year. Operating income as a percent of sales continued to benefit from higher margin power generation products, and from successful implementation of cost-reduction initiatives. The contractual pass-through of higher raw material costs diluted operating margins by 2.6 percentage points in the current quarter compared to 2.4 percentage points the same period a year ago.

Sales within the Forged Products segment are expected to remain relatively flat in the second quarter of fiscal 2009, primarily due to regularly scheduled downtime for maintenance, in addition to an unplanned shut-down for repairs of a forging press that occurred subsequent to the end of the first quarter. Sales will continue to grow in the latter half of the year consistent with growth in the commercial aerospace markets as well as continuing growth in extruded pipe sales and other power generation markets. In addition, the segment is expected to continue to increase its internal supply of materials, which has a negative impact on sales and a positive impact on costs.

Fastener Products

The Fastener Products segment reported $420.7 million of sales with operating income of $114.9 million, or 27.3 percent of sales, in the first quarter of fiscal 2009, compared to sales of $367.4 million and operating income of $86.6 million, or 23.6 percent of sales, in the first quarter of fiscal 2008. The increase in sales primarily resulted from higher sales from the Aerospace Fastener operations, which increased 18.5 percent year-over-year. This increase was partially offset by weaker demand from the automotive industry. Operating income as a percent of sales benefited from increased leverage from higher sales volume and continued efforts to reduce costs and improve manufacturing processes.

Sales within the Fastener Products segment are expected to grow during fiscal 2009 as a result of increased volume in the aerospace market resulting from strong aerospace demand, continued market share gains, and the shift of existing capacity from automotive to aerospace production, partially offset by soft conditions in the North American automotive market.

Changes in Financial Condition and Liquidity

Total assets of $6,421.2 million at June 29, 2008 represented a $371.1 million increase from the $6,050.1 million balance at March 30, 2008, principally reflecting $192.5 million of higher cash balances and increased inventories in preparation for second quarter maintenance shutdowns and to support revenue growth. Total capitalization at June 29, 2008 was $4,676.0 million, consisting of $324.7 million of debt and $4,351.3 million of equity. The debt-to-capitalization ratio declined to 6.9% at June 29, 2008 from 8.1% at the end of fiscal 2008.

Cash as of June 29, 2008 was $413.8 million, up $192.5 million from the end of fiscal 2008, and total debt was $324.7 million, down $30.3 million since the end of fiscal 2008. The combined increase in cash and decrease in debt reflects cash generation from operations of $246.7 million and $19.5 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $48.1 million and cash dividends of $4.2 million.

Capital spending during fiscal 2009, which is anticipated to be approximately 10 to 20 percent higher than fiscal 2008 capital spending, will principally provide for additional capacity expansion, cost reduction, and equipment upgrades throughout the company. We expect to contribute approximately $26.4 million to the defined benefit pension plans during fiscal year 2009, of which approximately $11.0 million is expected to be voluntary. In addition, we expect to contribute approximately $11.0 million to the other postretirement benefit plans during fiscal year 2009.

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

Forward-Looking Statements

Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, general industrial and automotive cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; demand, timing, and market acceptance of new commercial and military programs; the availability and cost of energy, materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposure since March 30, 2008.

Item 4.	Controls and Procedures

PCC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to Company management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially effected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There has been no material change in our reported risk factors since the filing of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 29, 2008.

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

PRECISION CASTPARTS CORP. Registrant

DATE: August 8, 2008	/s/ William D. Larsson
William D. Larsson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)