Form 10-Q
period 2008-09-28
PRECISION CASTPARTS CORP
filed 2008-11-07
CIK 79958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 28, 2008

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, no par value, outstanding as of October 30, 2008: 139,420,685

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/28/08	9/30/07
Net sales	$1,819.5	$1,718.7
Cost of goods sold	1,318.3	1,254.1
Selling and administrative expenses	96.0	96.6
Interest expense	4.6	14.6
Interest income	(2.8)	(1.0)

Income before income taxes and minority interest	403.4	354.4
Income tax expense	137.5	120.3
Minority interest in earnings of consolidated entities	(0.2)	(0.3)

Net income from continuing operations	265.7	233.8
Net income from discontinued operations	3.6	1.6

Net income	$269.3	$235.4

Net income per common share – basic:
Net income from continuing operations	$1.91	$1.70
Net income from discontinued operations	0.02	0.01

	$1.93	$1.71

Net income per common share – diluted:
Net income from continuing operations	$1.89	$1.67
Net income from discontinued operations	0.02	0.01

	$1.91	$1.68

Weighted average common shares outstanding:
Basic	139.4	137.9
Diluted	140.7	140.1

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Six Months Ended
	9/28/08	9/30/07
Net sales	$3,654.4	$3,369.0
Cost of goods sold	2,625.7	2,461.7
Selling and administrative expenses	199.4	187.4
Interest expense	9.5	29.0
Interest income	(4.5)	(2.8)

Income before income taxes and minority interest	824.3	693.7
Income tax expense	283.4	235.2
Minority interest in earnings of consolidated entities	(0.3)	(0.6)

Net income from continuing operations	540.6	457.9
Net income from discontinued operations	4.5	3.9

Net income	$545.1	$461.8

Net income per common share – basic:
Net income from continuing operations	$3.88	$3.33
Net income from discontinued operations	0.03	0.02

	$3.91	$3.35

Net income per common share – diluted:
Net income from continuing operations	$3.84	$3.27
Net income from discontinued operations	0.03	0.03

	$3.87	$3.30

Weighted average common shares outstanding:
Basic	139.3	137.7
Diluted	140.8	139.9

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	9/28/08	3/30/08
ASSETS
Current assets:
Cash and cash equivalents	$532.3	$221.3
Receivables, net	1,026.3	1,027.9
Inventories	1,111.5	992.9
Prepaid expenses	22.5	22.0
Deferred income taxes	83.3	84.8
Discontinued operations	7.2	23.4

Total current assets	2,783.1	2,372.3

Property, plant and equipment, at cost	2,046.4	1,995.2
Less - accumulated depreciation	(912.8)	(869.0)

Net property, plant and equipment	1,133.6	1,126.2

Goodwill	2,210.2	2,282.4
Acquired intangible assets, net	89.9	55.4
Other assets	206.8	203.3
Discontinued operations	5.2	10.5

	$6,428.8	$6,050.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$49.8	$20.1
Accounts payable	646.8	689.4
Accrued liabilities	399.1	420.0
Income taxes payable	81.6	65.6
Discontinued operations	6.4	9.7

Total current liabilities	1,183.7	1,204.8

Long-term debt	259.2	334.9
Pension and other postretirement benefit obligations	281.5	275.4
Other long-term liabilities	93.0	142.8
Deferred tax liability	70.0	46.5
Discontinued operations	1.9	0.7
Commitments and contingencies (See Notes)
Shareholders’ equity:
Common stock	139.4	139.0
Paid-in capital	1,057.9	1,016.6
Retained earnings	3,410.1	2,873.4
Accumulated other comprehensive (loss) income	(67.9)	16.0

Total shareholders’ equity	4,539.5	4,045.0

	$6,428.8	$6,050.1

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/28/08	9/30/07
Operating activities:
Net income	$545.1	$461.8
Net income from discontinued operations	(4.5)	(3.9)
Non-cash items:
Depreciation and amortization	73.2	63.9
Stock-based compensation expense	17.2	18.1
Deferred income taxes	28.6	6.6
Excess tax benefits from share-based payment arrangements	(10.2)	(20.4)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	1.6	(97.6)
Inventories	(120.4)	6.6
Other current assets	(0.5)	(3.2)
Payables, accruals and current taxes	(30.2)	(26.0)
Retirement benefit obligations	8.4	(44.2)
Other non-current assets and liabilities	(33.0)	(21.6)
Net cash provided (used) by operating activities of discontinued operations	1.9	(1.6)

Net cash provided by operating activities	477.2	338.5

Investing activities:
Acquisitions of businesses	(21.2)	(254.2)
Capital expenditures	(104.4)	(107.6)
Dispositions of businesses and other	18.9	3.9
Net cash used by investing activities of discontinued operations	—	(0.8)

Net cash used by investing activities	(106.7)	(358.7)

Financing activities:
Net change in commercial paper and short-term borrowings	—	(0.2)
Net change in long-term debt	(46.0)	39.1
Common stock issued	12.0	16.6
Excess tax benefits from share-based payment arrangements	10.2	20.4
Cash dividends	(8.4)	(8.3)
Other	—	(0.1)
Net cash provided by financing activities of discontinued operations	—	0.5

Net cash (used) provided by financing activities	(32.2)	68.0

Effect of exchange rate changes on cash and cash equivalents	(27.3)	14.3

Net increase in cash and cash equivalents	311.0	62.1
Cash and cash equivalents at beginning of period	221.3	150.4

Cash and cash equivalents at end of period	$532.3	$212.5

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

During the three and six months ended September 28, 2008 and September 30, 2007, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 30, 2008.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	9/28/08	9/30/07	9/28/08	9/30/07
Cost of goods sold	$3.1	$2.5	$6.2	$4.9
Selling, general and administrative	4.8	7.2	11.0	13.2

Stock-based compensation expense before income taxes	7.9	9.7	17.2	18.1
Income tax benefit	(2.2)	(3.1)	(5.0)	(5.7)

Total stock-based compensation expense after income taxes	$5.7	$6.6	$12.2	$12.4

(3)	Business Acquisition

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and $21.2 million in the second quarter of fiscal 2009. We expect to pay one additional contingent payment of approximately $21.2 million in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $154.8 million of goodwill (which is not deductible for tax purposes) and other intangibles. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

(4)	Discontinued Operations

In the first quarter of fiscal 2009, we sold the stock of our Technova entities, a foreign operation held for sale from the Flow Technologies pumps and valves business. The transaction resulted in a gain of approximately $3.0 million.

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Also in the fourth quarter of fiscal 2008, we decided to dispose of the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations in the fourth quarter of fiscal 2008.

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

The net income from discontinued operations in the current quarter consists primarily of the gain from the sale of the Unbrako fastener business. The net income from discontinued operations in the second quarter of last year principally reflects operating income from the Unbrako, Rescal, and SMA businesses, partially offset by operating losses from the Kladno business and miscellaneous expenses associated with the Flow Technologies pumps & valves business. The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/28/08	9/30/07	9/28/08	9/30/07
Net sales	$6.5	$18.9	$12.5	$43.2
Cost of goods sold	8.4	14.6	16.5	33.2
Selling and administrative expenses	(2.0)	1.5	(1.6)	3.4

Income (loss) from operations before income taxes	0.1	2.8	(2.4)	6.6
Income tax expense	0.2	1.1	—	2.1

Net (loss) income from operations	(0.1)	1.7	(2.4)	4.5
Gain (loss) on disposal, net of $(0.2), $0.3, $(0.3) and $0.2 tax (expense) benefit, respectively	3.7	(0.1)	6.9	(0.6)

Net income from discontinued operations	$3.6	$1.6	$4.5	$3.9

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/28/08	3/30/08
Assets of discontinued operations
Current assets	$7.2	$23.4
Net property, plant and equipment	3.9	10.0
Other assets	1.3	0.5

	$12.4	$33.9

Liabilities of discontinued operations
Current liabilities	$6.4	$9.7
Other liabilities	1.9	0.7

	$8.3	$10.4

(5)	Inventories

Inventories consisted of the following:

	9/28/08	3/30/08
Finished goods	$224.5	$240.0
Work-in-process	561.9	542.6
Raw materials and supplies	339.5	264.7

	1,125.9	1,047.3
LIFO provision	(14.4)	(54.4)

Total inventory	$1,111.5	$992.9

(6)	Goodwill and Acquired Intangibles

We perform our annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2009, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 28, 2008, were as follows:

	Balance at 3/30/08	Currency Translation and Other*	Balance at 9/28/08
Investment Cast Products	$349.1	$(2.0)	$347.1
Forged Products	884.4	(69.7)	814.7
Fastener Products	1,048.9	(0.5)	1,048.4

Total	$2,282.4	$(72.2)	$2,210.2

*	Includes final purchase price allocations of Caledonian and McWilliams Forge Company, Inc. acquisitions, which increased acquired intangibles and decreased goodwill.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	9/28/08		3/30/08
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$9.7	$3.9	$9.7	$3.3
Proprietary technology	2.3	0.7	2.3	0.7
Tradenames	0.5	0.3	0.5	0.3
Long-term customer relationships	12.7	1.6	9.4	0.5
Backlog	6.1	3.7	2.7	1.7

	$31.3	$10.2	$24.6	$6.5

Unamortized intangible assets:
Tradenames	$68.8		$37.3

Amortization expense for acquired intangible assets for the three and six months ended September 28, 2008 was $1.9 million and $3.7 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $7.6 million for fiscal 2009. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2010	$4.3
2011	3.4
2012	2.5
2013	2.2
2014	2.2

(7)	Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of September 28, 2008 and March 30, 2008 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

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

(8)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended		Six Months Ended
	9/28/08	9/30/07	9/28/08	9/30/07
Basic weighted average shares outstanding	139.4	137.9	139.3	137.7
Dilutive stock options and employee stock purchase plan	1.3	2.2	1.5	2.2

Average shares outstanding assuming dilution	140.7	140.1	140.8	139.9

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

Stock options to purchase 1.1 million shares of common stock for the three and six months ended September 28, 2008, were not dilutive. Stock options to purchase 0.1 million shares of common stock for the three and six months ended September 30, 2007, were not dilutive. These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

(9)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	9/28/08	9/30/07	9/28/08	9/30/07
Net income	$269.3	$235.4	$545.1	$461.8
Other comprehensive (loss) income, net of tax:
Unrealized translation adjustments	(91.3)	14.9	(88.0)	33.6
Pension and postretirement obligations	0.3	—	1.8	—
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax expense (benefit) of $0.5, $(0.5), $1.6 and $(0.2), respectively)	0.8	(1.0)	4.1	(0.6)
Reclassification to net income of previously deferred (losses) gains (net of income tax (benefit) expense of $(0.6), $0, $(1.4) and $0.1, respectively)	(0.7)	0.4	(1.8)	0.5

Other comprehensive (loss) income	(90.9)	14.3	(83.9)	33.5

Total comprehensive income	$178.4	$249.7	$461.2	$495.3

Accumulated other comprehensive (loss) income consisted of the following:

	9/28/08	3/30/08
Cumulative unrealized foreign currency translation gains	$69.9	$157.9
Pension and postretirement obligations	(136.5)	(138.3)
Unrealized loss on derivatives	(1.3)	(3.6)

Accumulated other comprehensive (loss) income	$(67.9)	$16.0

(10)	Fair Value Measurements

On March 31, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as it relates to financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 as it relates to financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis

September 28, 2008
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(in millions)	Level 1	Level 2	Level 3
Assets:
Derivative contracts	$—	$2.1	$—	$2.1
Liabilities:
Derivative contracts	$—	$3.3	$—	$3.3

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

We believe that there is no significant credit risk associated with the potential non-performance of any counterparty to perform under the terms of any derivative financial instrument.

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

The net periodic benefit cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/28/08	9/30/07	9/28/08	9/30/07
Service cost	$10.7	$9.0	$20.4	$18.6
Interest cost	26.1	19.5	49.9	40.4
Expected return on plan assets	(32.3)	(24.8)	(61.7)	(51.4)
Recognized net actuarial loss	0.9	2.9	2.7	6.1
Amortization of prior service cost	1.9	0.8	2.7	1.6

Net periodic benefit cost	$7.3	$7.4	$14.0	$15.3

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/28/08	9/30/07	9/28/08	9/30/07
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	2.1	1.9	4.2	3.8
Recognized net actuarial (gain) loss	(0.1)	—	0.1	—
Amortization of prior service cost (benefit)	0.2	(0.1)	0.1	(0.2)

Net periodic benefit cost	$2.6	$2.2	$5.2	$4.4

We made contributions to the defined benefit pension plans of $3.8 million and $7.7 million for the three and six months ended September 28, 2008, respectively. Projected contributions are expected to total approximately $26.4 million for fiscal year 2009, of which approximately $11.0 million will be voluntary.

(12)	Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(13)	New Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”). This FSP clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes prior periods for which financial statements have not been issued. We currently do not hold any financial assets for which there is an inactive market, and as such there is no impact on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS
142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP is effective for periods beginning in the first quarter of fiscal 2010, and will be applied prospectively to intangible assets acquired after the effective date.

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

On December 4, 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for business combinations for which the acquisition date is on or after the beginning of our fiscal year 2010. We are currently evaluating the impact of the adoption of SFAS No. 141(R) and SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

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

	Three Months Ended
	9/28/08	9/30/07
Net sales:
Investment Cast Products	$612.0	$531.1
Forged Products	781.1	813.0
Fastener Products	426.4	374.6

Consolidated net sales	$1,819.5	$1,718.7

Segment operating income (loss):
Investment Cast Products	$156.1	$125.6
Forged Products	153.1	176.4
Fastener Products	119.6	91.0
Corporate expense	(23.6)	(25.0)

Total segment operating income	405.2	368.0
Interest expense	4.6	14.6
Interest income	(2.8)	(1.0)

Consolidated income before income taxes and minority interest	$403.4	$354.4

	Six Months Ended
	9/28/08	9/30/07
Net sales:
Investment Cast Products	$1,209.7	$1,040.5
Forged Products	1,597.6	1,586.5
Fastener Products	847.1	742.0

Consolidated net sales	$3,654.4	$3,369.0

Segment operating income (loss):
Investment Cast Products	$307.1	$245.2
Forged Products	335.9	345.9
Fastener Products	234.5	177.6
Corporate expense	(48.2)	(48.8)

Total segment operating income	829.3	719.9
Interest expense	9.5	29.0
Interest income	(4.5)	(2.8)

Consolidated income before income taxes and minority interest	$824.3	$693.7

(15)	Subsequent Events

On September 29, 2008 (the first day of our fiscal third quarter), we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”), for approximately $57.8 million in cash. APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. Airdrome’s results will be reported as part of the Fastener Products segment.

On October 6, 2008, we agreed to acquire Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, Washington. FTI pioneered the cold expansion process in 1969, and is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. The acquisition is expected to be completed in the third quarter of fiscal 2009, after which FTI’s results will be reported as part of the Fastener Products segment.

(16)	Condensed Consolidating Financial Statements

Certain of our subsidiaries guarantee our registered securities consisting of $200 million 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”). The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of September 28, 2008 and March 30, 2008, statements of income for the three and six months ended September 28, 2008 and September 30, 2007 and statements of cash flows for the six months ended September 28, 2008 and September 30, 2007. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The condensed consolidating statements of cash flows for the six months ended September 30, 2007 have been restated to correct the presentation of transactions that are settled, on a net basis, through our intercompany payables and receivables. We had previously presented intercompany payables and receivables transactions between PCC (parent) and our guarantor and non-guarantor subsidiaries as operating activities. The transactions should have been presented in investing and financing activities. As any changes in the classification between operating, investing and financing are eliminated in consolidation, there is no impact on the consolidated statement of cash flows for the six months ended September 30, 2007.

Condensed Consolidating Statements of Income

Three Months Ended September 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,479.1	$412.5	$(72.1)	$1,819.5
Cost of goods sold	3.1	1,065.7	321.6	(72.1)	1,318.3
Selling and administrative expenses	20.6	50.8	24.6	—	96.0
Other (income) expense	(0.3)	(2.3)	2.6	—	—
Interest (income) expense, net	(15.1)	17.5	(0.6)	—	1.8
Equity in earnings of subsidiaries	(273.2)	(5.0)	—	278.2	—

Income (loss) before income tax and minority interest	264.9	352.4	64.3	(278.2)	403.4
Income tax (benefit) expense	(4.4)	121.0	20.9	—	137.5
Minority interest	—	—	(0.2)	—	(0.2)

Net income (loss) from continuing operations	269.3	231.4	43.2	(278.2)	265.7
Net income from discontinued operations	—	0.3	3.3	—	3.6

Net income (loss)	$269.3	$231.7	$46.5	$(278.2)	$269.3

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,398.4	$392.2	$(71.9)	$1,718.7
Cost of goods sold	2.6	1,022.2	301.2	(71.9)	1,254.1
Selling and administrative expenses	22.4	55.2	19.0	—	96.6
Other (income) expense	(0.5)	—	0.5	—	—
Interest (income) expense, net	(10.3)	29.1	(5.2)	—	13.6
Equity in earnings of subsidiaries	(244.1)	(14.0)	—	258.1	—

Income (loss) before income tax and minority interest	229.9	305.9	76.7	(258.1)	354.4
Income tax (benefit) expense	(5.5)	103.2	22.6	—	120.3
Minority interest	—	1.1	(1.4)	—	(0.3)

Net income (loss) from continuing operations	235.4	203.8	52.7	(258.1)	233.8
Net income from discontinued operations	—	0.2	1.4	—	1.6

Net income (loss)	$235.4	$204.0	$54.1	$(258.1)	$235.4

Condensed Consolidating Statements of Income

Six Months Ended September 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,922.9	$887.2	$(155.7)	$3,654.4
Cost of goods sold	6.2	2,074.3	700.9	(155.7)	2,625.7
Selling and administrative expenses	41.9	107.7	49.8	—	199.4
Other (income) expense	(1.3)	(2.3)	3.6	—	—
Interest (income) expense, net	(29.6)	35.3	(0.7)	—	5.0
Equity in earnings of subsidiaries	(553.8)	(15.1)	—	568.9	—

Income (loss) before income tax and minority interest	536.6	723.0	133.6	(568.9)	824.3
Income tax (benefit) expense	(8.5)	250.8	41.1	—	283.4
Minority interest	—	—	(0.3)	—	(0.3)

Net income (loss) from continuing operations	545.1	472.2	92.2	(568.9)	540.6
Net income from discontinued operations	—	0.4	4.1	—	4.5

Net income (loss)	$545.1	$472.6	$96.3	$(568.9)	$545.1

Condensed Consolidating Statements of Income

Six Months Ended September 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,734.6	$766.3	$(131.9)	$3,369.0
Cost of goods sold	6.6	1,995.7	591.3	(131.9)	2,461.7
Selling and administrative expenses	43.8	107.9	35.7	—	187.4
Other (income) expense	(0.9)	—	0.9	—	—
Interest (income) expense, net	(17.4)	57.8	(14.2)	—	26.2
Equity in earnings of subsidiaries	(481.4)	(24.1)	—	505.5	—

Income (loss) before income tax and minority interest	449.3	597.3	152.6	(505.5)	693.7
Income tax (benefit) expense	(12.5)	204.2	43.5	—	235.2
Minority interest	—	2.3	(2.9)	—	(0.6)

Net income (loss) from continuing operations	461.8	395.4	106.2	(505.5)	457.9
Net income from discontinued operations	—	0.8	3.1	—	3.9

Net income (loss)	$461.8	$396.2	$109.3	$(505.5)	$461.8

Condensed Consolidating Balance Sheets

September 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$364.1	$13.1	$155.1	$—	$532.3
Receivables	45.8	1,699.5	171.5	(890.5)	1,026.3
Inventories	—	857.6	253.9	—	1,111.5
Prepaid expenses	0.8	9.9	11.8	—	22.5
Income tax receivable	—	—	—	—	—
Deferred income taxes	24.2	32.0	27.1	—	83.3
Discontinued operations	—	—	64.9	(57.7)	7.2

Total current assets	434.9	2,612.1	684.3	(948.2)	2,783.1

Property, plant and equipment, net	40.7	803.2	289.7	—	1,133.6
Goodwill, net	—	1,650.4	559.8	—	2,210.2
Deferred income taxes	26.2	—	—	(26.2)	—
Investments in subsidiaries	5,413.1	435.4	1.7	(5,850.2)	—
Other assets	129.6	87.5	64.2	15.4	296.7
Discontinued operations	—	—	5.2	—	5.2

	$6,044.5	$5,588.6	$1,604.9	$(6,809.2)	$6,428.8

Liabilities and Shareholders Investment
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.7	$0.9	$0.2	$—	$49.8
Accounts payable	994.2	460.8	140.0	(948.2)	646.8
Accrued liabilities	25.1	287.7	87.4	(1.1)	399.1
Income taxes payable	41.4	2.4	37.8	—	81.6
Discontinued operations	—	—	6.4	—	6.4

Total current liabilities	1,109.4	751.8	271.8	(949.3)	1,183.7

Long-term debt	252.3	6.7	0.2	—	259.2
Pension and other postretirement benefit obligations	142.1	135.3	4.1	—	281.5
Deferred tax liability	—	78.6	17.6	(26.2)	70.0
Other long-term liabilities	1.3	80.2	11.5	—	93.0
Discontinued operations	—	—	1.9	—	1.9
Commitments and contingencies (See Notes)
Shareholders’ equity:
Common stock and paid-in capital	1,197.2	2,352.3	920.0	(3,272.2)	1,197.3
Retained earnings	3,410.1	2,231.3	367.2	(2,598.5)	3,410.1
Accumulated other comprehensive loss	(67.9)	(47.6)	10.6	37.0	(67.9)

Total shareholders’ investment	4,539.4	4,536.0	1,297.8	(5,833.7)	4,539.5

	$6,044.5	$5,588.6	$1,604.9	$(6,809.2)	$6,428.8

Condensed Consolidating Balance Sheets

March 30, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69.6	$0.8	$150.9	$—	$221.3
Receivables, net	35.1	1,159.9	564.1	(731.2)	1,027.9
Inventories	—	721.4	271.5	—	992.9
Prepaid expenses	3.1	8.3	10.6	—	22.0
Deferred income taxes	29.1	30.3	25.4	—	84.8
Discontinued operations	—	11.6	69.1	(57.3)	23.4

Total current assets	136.9	1,932.3	1,091.6	(788.5)	2,372.3

Property, plant and equipment, net	42.2	786.0	298.0	—	1,126.2
Goodwill	—	1,659.9	622.5	—	2,282.4
Deferred income taxes	55.1	—	—	(55.1)	—
Investments in subsidiaries	4,954.3	421.0	—	(5,375.3)	—
Other assets	121.5	86.6	36.5	14.1	258.7
Discontinued operations	—	—	10.5	—	10.5

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$19.0	$0.9	$0.2	$—	$20.1
Accounts payable	699.3	483.8	294.8	(788.5)	689.4
Accrued liabilities	27.3	294.2	99.6	(1.1)	420.0
Income taxes payable	32.7	2.4	30.5	—	65.6
Deferred income taxes	—	—	—	—	—
Discontinued operations	—	—	9.7	—	9.7

Total current liabilities	778.3	781.3	434.8	(789.6)	1,204.8

Long-term debt	327.3	7.3	0.3	—	334.9
Pension and other postretirement benefit obligations	133.9	135.1	6.4	—	275.4
Deferred income taxes	—	82.0	19.6	(55.1)	46.5
Other long-term liabilities	25.5	82.5	34.8	—	142.8
Discontinued operations	—	—	0.7	—	0.7
Commitments and contingencies (See Notes)
Shareholders’ equity:
Common stock and paid-in capital	1,155.6	2,084.4	1,201.3	(3,285.7)	1,155.6
Retained earnings	2,873.4	1,758.7	270.9	(2,029.6)	2,873.4
Accumulated other comprehensive income (loss)	16.0	(45.5)	90.3	(44.8)	16.0

Total shareholders’ equity	4,045.0	3,797.6	1,562.5	(5,360.1)	4,045.0

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$30.5	$343.4	$103.3	$—	$477.2

Acquisitions of businesses	(21.2)	—	—	—	(21.2)
Capital expenditures	(1.0)	(69.7)	(33.7)	—	(104.4)
Intercompany advances	—	(312.6)	5.8	306.8	—
Intercompany loans	(4.6)	—	—	4.6	—
Dispositions of businesses and other	15.6	2.2	1.1	—	18.9
Net cash (used) provided by investing activities of discontinued operations	—	(0.4)	0.5	(0.1)	—

Net cash (used) provided by investing activities	(11.2)	(380.5)	(26.3)	311.3	(106.7)

Net change in long-term debt	(45.3)	(0.6)	(0.1)	—	(46.0)
Common stock issued	12.0	—	—	—	12.0
Excess tax benefits from share-based payment arrangements	10.2	—	—	—	10.2
Cash dividends	(8.4)	—	—	—	(8.4)
Intercompany advances	306.7	—	—	(306.7)	—
Intercompany loans	—	50.0	(44.8)	(5.2)	—
Net cash (used) provided by financing activities of discontinued operations	—	—	(0.6)	0.6	—

Net cash provided (used) by financing activities	275.2	49.4	(45.5)	(311.3)	(32.2)

Effect of exchange rate changes on cash and cash equivalents -	—	—	(27.3)	—	(27.3)

Net increase in cash and cash equivalents	294.5	12.3	4.2	—	311.0
Cash and cash equivalents at beginning of period	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of period	$364.1	$13.1	$155.1	$—	$532.3

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(102.5)	$319.6	$122.5	$(1.1)	$338.5

Acquisitions of businesses	(113.3)	1.2	(142.1)	—	(254.2)
Capital expenditures	(13.1)	(73.0)	(21.5)	—	(107.6)
Intercompany advances	—	(255.8)	(46.5)	302.3	—
Intercompany receivables securitization	—	—	(1.1)	1.1	—
Intercompany loans	(143.3)	—	—	143.3	—
Other	0.9	1.3	1.7	—	3.9
Net cash provided (used) by investing activities of discontinued operations	—	0.3	(0.2)	(0.9)	(0.8)

Net cash (used) provided by investing activities	(268.8)	(326.0)	(209.7)	445.8	(358.7)

Net change in commercial paper and short-term borrowings	—	(0.2)	—	—	(0.2)
Net change in long-term debt	39.6	(0.4)	(0.1)	—	39.1
Common stock issued	16.6	—	—	—	16.6
Excess tax benefits from share-based payment arrangements	20.4	—	—	—	20.4
Cash dividends	(8.3)	—	—	—	(8.3)
Intercompany advances	301.4	—	—	(301.4)	—
Intercompany loans	—	—	144.0	(144.0)	—
Other	1.8	(0.6)	(1.3)	—	(0.1)
Net cash (used) provided by financing activities of discontinued operations	—	—	(0.2)	0.7	0.5

Net cash provided (used) by financing activities	371.5	(1.2)	142.4	(444.7)	68.0

Effect of exchange rate changes on cash and cash equivalents	—	—	14.3	—	14.3

Net increase (decrease) in cash and cash equivalents	0.2	(7.6)	69.5	—	62.1
Cash and cash equivalents at beginning of period	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of period	$18.3	$—	$194.2	$—	$212.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between the Three Months Ended September 28, 2008 and September 30, 2007

	Three Months Ended		Increase/(Decrease)
(In millions, except per share data)	9/28/08	9/30/07	$	%
Net sales	$1,819.5	$1,718.7	$100.8	5.9%
Cost of goods sold	1,318.3	1,254.1	64.2	5.1
Selling and administrative expenses	96.0	96.6	(0.6)	(0.6)
Interest expense	4.6	14.6	(10.0)	(68.5)
Interest income	(2.8)	(1.0)	(1.8)	(180.0)

Income before income taxes and minority interest	403.4	354.4	49.0	13.8
Income tax expense	137.5	120.3	17.2	14.3
Effective tax rate	34.1%	33.9%
Minority interest	(0.2)	(0.3)	0.1	33.3

Net income from continuing operations	265.7	233.8	31.9	13.6
Net income from discontinued operations	3.6	1.6	2.0	125.0

Net income	$269.3	$235.4	$33.9	14.4%

Net income per share from continuing operations – diluted	$1.89	$1.67	$0.22	13.2%
Net income per share from discontinued operations – diluted	0.02	0.01	0.01	100.0

Net income per share - diluted	$1.91	$1.68	$0.23	13.7%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	9/28/08	9/30/07	$	%
Nickel	$8.74	$13.76	$(5.02)	(36)%
London Metals Exchange[1]
Titanium	$3.52	$6.74	$(3.22)	(48)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$35.23	$26.90	$8.33	31%
Metal Bulletin COFM.8 Index[1]

[1]	Source:Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	9/28/08	9/30/07	$	%
Investment Cast Products[2]	$111.2	$33.2	$78.0	235%
Forged Products[3]	215.4	169.5	45.9	27
Fastener Products[4]	29.7	24.1	5.6	23

Total intercompany sales	$356.3	$226.8	$129.5	57%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $6.6 million and $10.1 million for the second quarter of fiscal 2009 and 2008, respectively.

[3]	Forged Products: Includes sales between segments of $11.9 million and $7.5 million for the second quarter of fiscal 2009 and 2008, respectively.

[4]	Fastener Products: Includes sales between segments of $0.9 million and $2.6 million for the second quarter of fiscal 2009 and 2008, respectively.

Sales for the second quarter of fiscal 2009 were $1,819.5 million, up $100.8 million from $1,718.7 million in the same quarter last year. The increase in sales was principally driven by continuing strong conditions in our core aerospace and power generation markets, partially offset by seasonal maintenance and unplanned production outages due to Hurricane Ike and repair to an isothermal forging press. Contractual material pass-through pricing (based on contractual pricing calculations that are driven by market prices shown in the table above which generally lag by three months to one year) increased sales by approximately $105.4 million this year versus approximately $114.5 million last year. With regard to growth in the commercial aircraft industry, forecasts from the Airline Monitor as of July 2008 indicate aircraft deliveries are expected to increase approximately 8 percent in calendar year 2008 and approximately 9 percent in calendar year 2009. These forecasts were published prior to the start of the recent labor issues at Boeing, which will impact the timing of deliveries, and prior to the recent downturn in the US and global financial markets. We are unable to predict the impact of current economic conditions on future aircraft orders or timing of deliveries; however, these factors may reduce our sales for the remainder of fiscal 2009. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Net income from continuing operations for the second quarter of fiscal 2009 was $265.7 million, or $1.89 per share (diluted). By comparison, net income from continuing operations for the second quarter of fiscal 2008 was $233.8 million, or $1.67 per share (diluted). Net income (after discontinued operations) for the second quarter of fiscal 2009 was $269.3 million, or $1.91 per share (diluted), compared with net income of $235.4 million, or $1.68 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2009 was $1.8 million, compared with $13.6 million for the second quarter last year. The lower net expense is primarily due to significantly reduced debt levels and higher interest income resulting from increased cash balances compared to the same quarter last year.

The effective tax rate for the second quarter of fiscal 2009 was 34.1 percent, 0.2 percentage points higher than the 33.9 percent effective rate in the same quarter last year. The slight increase in the rate compared to last year was primarily due to reduced tax incentives in foreign jurisdictions and a decrease in benefits from the federal research and development tax credit, partially offset by a reduction in liabilities for uncertain tax positions in the current quarter.

Restructuring

We regularly assess our cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in the markets we serve. There were no restructuring or asset impairment charges in the periods presented.

Business Acquisition

On July 5, 2007, we acquired Caledonian Alloys for approximately $208.1 million in cash, of which $165.1 million was paid at close and $21.2 million in the second quarter of fiscal 2009. We expect to pay one additional contingent payment of approximately $21.2 million in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

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

In the first quarter of fiscal 2009, we sold the stock of our Technova entities, a foreign operation held for sale from the Flow Technologies pumps and valves business. This transaction resulted in a gain of approximately $3.0 million.

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Also in the fourth quarter of fiscal 2008, we decided to dispose of the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Net income from discontinued operations was $3.6 million, or $0.02 per share (diluted) in the second quarter of fiscal 2009 compared with net income of $1.6 million, or $0.01 per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of the gain from the sale of the Unbrako fastener business. The net income from discontinued operations in the second quarter of last year principally reflects operating income from the Unbrako, Rescal, and SMA businesses, partially offset by operating losses from the Kladno business and miscellaneous expenses associated with the Flow Technologies pumps & valves businesses.

Subsequent Events

On September 29, 2008 (the first day of our fiscal third quarter), we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”), for approximately $57.8 million in cash. APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. Airdrome’s results will be reported as part of the Fastener Products segment.

On October 6, 2008, we agreed to acquire Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, WA. FTI pioneered the cold expansion process in 1969, and is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. The acquisition is expected to be completed in the third quarter of fiscal 2009, after which FTI’s results will be reported as part of the Fastener Products segment.

Results of Operations by Segment – Comparison Between the Three Months Ended September 28, 2008 and September 30, 2007

	Three Months Ended		Increase/(Decrease)
(In millions, except per share data)	9/28/08	9/30/07	$	%
Net sales:
Investment Cast Products	$612.0	$531.1	$80.9	15.2%
Forged Products	781.1	813.0	(31.9)	(3.9)
Fastener Products	426.4	374.6	51.8	13.8

Consolidated net sales	$1,819.5	$1,718.7	$100.8	5.9%

Segment operating income (loss):
Investment Cast Products	$156.1	$125.6	$30.5	24.3%
% of sales	25.5%	23.6%
Forged Products	153.1	176.4	(23.3)	(13.2)
% of sales	19.6%	21.7%
Fastener Products	119.6	91.0	28.6	31.4
% of sales	28.0%	24.3%
Corporate expense	(23.6)	(25.0)	1.4	(5.6)

Consolidated segment operating income	405.2	368.0	$37.2	10.1%
% of sales	22.3%	21.4%
Interest expense, net	1.8	13.6

Income before income taxes and minority interest	$403.4	$354.4

Investment Cast Products

Investment Cast Products’ sales increased 15.2 percent from $531.1 million in the second quarter of fiscal 2008 to $612.0 million this year. Operating income increased 24.3 percent from $125.6 million in the second quarter of fiscal 2008 to $156.1 million in the same quarter this year, while operating income as a percent of sales increased from 23.6 percent to 25.5 percent of sales. The year-over-year increase in sales reflects solid demand in the commercial aerospace markets in addition to continuing strength and increased customer penetration in the global IGT markets. Sales also include approximately $23.8 million of contractual pricing related to pass-through of increased material costs in the second quarter of fiscal 2009 compared to $23.3 million in the same period last year. The increase in operating income reflected the impact of higher sales volume, cost reductions and improved productivity. The improvement in operating margins as a percentage of sales was mainly due to effective leverage from higher sales volumes and improved manufacturing performance. Contractual material pass-through pricing diluted operating margins by 1.0 percentage point in the second quarter of fiscal 2009 compared to 1.1 percentage points in the same period a year ago.

Sales from this segment are expected to benefit from steady demand in the power generation market. In order to meet demand, we have been investing in two capacity projects; the Deer Creek facility expansion which was completed during the current quarter and the new Renaissance Park facility in Painesville, Ohio, which is expected to be completed in the fourth quarter. The impact of the Boeing strike, which was recently settled, will have an adverse effect during the second half of the fiscal year. We currently cannot estimate what the total impact will be, but expect demand in commercial aerospace to resume over the coming months as aircraft production ramps up.

Forged Products

Forged Products’ sales were $781.1 million for the quarter, a decrease of 3.9 percent, compared to sales of $813.0 million in the second quarter of fiscal 2008. Operating income decreased 13.2 percent from $176.4 million in the second quarter of fiscal 2008 to $153.1 million in the same quarter this year, while operating income as a percent of sales decreased from 21.7 percent to 19.6 percent of sales. The decrease in sales from the prior year reflects the decline in external selling prices of nickel alloy from the segment’s three primary mills, which negatively impacted external sales by approximately $48 million in the current quarter versus a year ago. Nickel prices decreased approximately 36 percent on the London Metal Exchange (LME) compared to the same quarter last year. In addition, the second quarter was negatively impacted by downtime for seasonal maintenance, production and shipping delays resulting from Hurricane Ike, and the unplanned outage of an isothermal forging press. These declines were partially offset by a 24 percent increase in extruded pipe sales, driven by improved throughput to meet the robust demand. The Forged Products segment continued to dedicate more resources for internal production, which impacts top-line revenues. Intercompany sales for this segment, which includes sales within and between segments, increased from $169.5 million in second quarter of fiscal 2008 to $215.4 million in the current quarter; these sales are eliminated in consolidation. Operating income was negatively impacted in the second quarter due to planned maintenance downtime, Hurricane Ike, and damage to an isothermal forging press. These effects were partially offset by increased sales of power generation products and from successful implementation of cost-reduction initiatives. Contractual pricing related to pass-through of increased raw material costs (based on contractual metal pricing calculations that are driven by market prices which generally lag by three months to one year) accounted for approximately $78.7 million of sales in the second quarter of fiscal 2009 compared to $87.5 million in the same period last year, which diluted operating margins by 2.2 percentage points in the current quarter compared to 2.6 percentage points the same period a year ago.

Sales within the Forged Products segment are expected to moderately increase in the second half of fiscal 2009 compared to the first half of the year, consistent with growth in the commercial aerospace markets as well as continuing growth in seamless pipe and other power generation markets. Sales in the second half of the fiscal year will be negatively impacted by the recently settled Boeing strike due to order pushouts, although we cannot estimate at this time what the total impact will be. We expect demand to resume over the coming months as aircraft production ramps up. In addition, the segment is expected to further increase its internal supply of materials, which has a negative impact on sales and a positive impact on costs.

Fastener Products

The Fastener Products segment reported $426.4 million of sales with operating income of $119.6 million, or 28.0 percent of sales, in the second quarter of fiscal 2009, compared to sales of $374.6 million and operating income of $91.0 million, or 24.3 percent of sales, in the second quarter of fiscal 2008. The increase in sales primarily resulted from aerospace sales growing $47.8 million, or 19% compared to the prior year. Sales at our general industrial operations are holding steady, while sales from the automotive businesses continue to decline as a result of a depressed North American automotive market. Operating income as a percent of sales benefited from increased leverage from higher sales volume and continued efforts to reduce costs and improve manufacturing processes throughout the segment.

As with our other reportable segments, projected sales within the Fastener Products segment in the second half of the fiscal year will be impacted by the Boeing strike, which was recently settled. We currently cannot estimate what the total impact will be, but expect demand to resume over the coming months as aircraft production ramps up.

Consolidated Results of Operations - Comparison Between the Six Months Ended September 28, 2008 and September 30, 2007

	Six Months Ended		Increase/(Decrease)
(In millions, except per share data)	9/28/08	9/30/07	$	%
Net sales	$3,654.4	$3,369.0	$285.4	8.5%
Cost of goods sold	2,625.7	2,461.7	164.0	6.7
Selling and administrative expenses	199.4	187.4	12.0	6.4
Interest expense	9.5	29.0	(19.5)	(67.2)
Interest income	(4.5)	(2.8)	(1.7)	(60.7)

Income before income taxes and minority interest	824.3	693.7	130.6	18.8
Income tax expense	283.4	235.2	48.2	20.5
Effective tax rate	34.4%	33.9%
Minority interest	(0.3)	(0.6)	0.3	50.0

Net income from continuing operations	540.6	457.9	82.7	18.1
Net income from discontinued operations	4.5	3.9	0.6	15.4

Net income	$545.1	$461.8	$83.3	18.0%

Net income per share from continuing operations – diluted	$3.84	3.27	$0.06	17.4%
Net income per share from discontinued operations – diluted	0.03	0.03	—	—

Net income per share - diluted	$3.87	$3.30	$0.06	17.3%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	9/28/08	9/30/07	$	%
Nickel	$10.25	$17.16	$(6.91)	(40)%
London Metals Exchange[1]
Titanium	$4.08	$7.64	$(3.56)	(47)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$41.58	$28.08	$13.50	48%
Metal Bulletin COFM.8 Index[1]

[1]	Source:Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	9/28/08	9/30/07	$	%
Investment Cast Products[2]	$144.3	$61.7	$82.6	134%
Forged Products[3]	439.1	277.8	161.3	58
Fastener Products[4]	60.8	50.0	10.8	22

Total intercompany sales	$644.2	$389.5	$254.7	65%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $13.3 million and $14.9 million for the first six months of fiscal 2009 and 2008, respectively.

[3]	Forged Products: Includes sales between segments of $20.6 million and $11.9 million for the first six months of fiscal 2009 and 2008, respectively.

[4]	Fastener Products: Includes sales between segments of $1.5 million and $4.9 million for the first six months of fiscal 2009 and 2008, respectively.

Sales for the first six months of fiscal 2009 were $3,654.4 million, up $285.4 million from $3,369.0 million in the same period last year. The increase in sales benefited from continuing strong conditions in our core aerospace and power generation markets. Contractual material pass-through pricing (based on contractual pricing calculations that are driven by market prices shown in the table above which generally lag by three months to one year) remained relatively flat, increasing sales by approximately $220.9 million this year versus approximately $222.0 million last year. With regard to growth in the commercial aircraft industry, forecasts from the Airline Monitor as of July 2008 indicate aircraft deliveries are expected to increase approximately 8 percent in calendar year 2008 and approximately 9 percent in calendar year 2009. These forecasts were published prior to the start of the recent labor issues at Boeing, which will impact the timing of deliveries, and prior to the recent downturn in the US and global financial markets. We are unable to predict the impact of current economic conditions on future aircraft orders or timing of deliveries; however, these factors may reduce our sales for the remainder of fiscal 2009. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Net income from continuing operations for the first six months of fiscal 2009 was $540.6 million, or $3.84 per share (diluted), compared to net income from continuing operations for the first six months of fiscal 2008 of $457.9 million, or $3.27 per share (diluted). Net income (after discontinued operations) for the first six months of fiscal 2009 was $545.1 million, or $3.87 per share (diluted), compared with net income of $461.8 million, or $3.30 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the six months ended September 28, 2008 was $5.0 million, as compared with $26.2 million for the same period last year. The lower net expense is primarily due to significantly reduced debt levels and higher interest income resulting from increased cash balances compared to the same period last year.

The effective tax rate for the first half of fiscal 2009 was 34.4 percent, 0.5 percentage points higher than the 33.9 percent effective tax rate in the same period last year. The increase in the tax rate was primarily due to reduced tax incentives in foreign jurisdictions, a decrease in benefits from the federal research and development tax credit, and favorable audit settlements recognized in the first six months of fiscal 2008.

Discontinued Operations

The net income from discontinued operations was $4.5 million, or $0.03 per share (diluted), for the six months ended September 28, 2008 compared with net income of $3.9 million, or $0.03 per share diluted), in the same period last year. The net income from discontinued operations in the first six months of fiscal 2009 consists primarily of the gain from the sale of the Unbrako fastener business and the Technova business, partially offset by operating losses from the Kladno business. The net income from discontinued operations in the same period of last year principally reflects operating income from the Unbrako, Rescal, and SMA businesses, partially offset by operating losses from the Kladno business and miscellaneous expenses associated with the Flow Technologies pumps & valves businesses.

Results of Operations by Segment – Comparison Between the Six Months Ended September 28, 2008 and September 30, 2007

	Six Months Ended		Increase/(Decrease))
	9/28/08	9/30/07	$	%
Net sales:
Investment Cast Products	$1,209.7	$1,040.5	$169.2	16.3%
Forged Products	1,597.6	1,586.5	11.1	0.7
Fastener Products	847.1	742.0	105.1	14.2

Consolidated net sales	$3,654.4	$3,369.0	$285.4	8.5%

Operating income (loss):
Investment Cast Products	$307.1	$245.2	$61.9	25.2%
% of sales	25.4%	23.6%
Forged Products	335.9	345.9	(10.0)	(2.9)
% of sales	21.0%	21.8%
Fastener Products	234.5	177.6	56.9	32.0
% of sales	27.7%	23.9%
Corporate expense	(48.2)	(48.8)	0.6	(1.2)

Consolidated segment operating income	829.3	719.9	$109.4	15.2%
% of sales	22.7%	21.4%
Interest expense, net	5.0	26.2

Income before income taxes and minority interest	$824.3	$693.7

Investment Cast Products

Investment Cast Products’ sales increased 16.3 percent from $1,040.5 million in the first six months of fiscal 2008 to $1,209.7 million this year. Operating income for the segment increased 25.2 percent, from $245.2 million, or 23.6 percent of sales, a year ago to $307.1 million, or 25.4 percent of sales, in the first six months of fiscal 2009. The increase in sales was driven by continued strength in the aerospace and IGT markets. The increase in operating income reflected the impact of the higher sales volume and operating improvements. The improvement in operating margins as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance. The first six months of fiscal 2009 included approximately $51.4 million related to contractual pass-through of material costs versus approximately $49.5 million in the same period last year, diluting operating margins by 1.1 percentage points in the first half of fiscal 2009 compared to 1.2 percentage points in the same period a year ago.

Forged Products

Forged Products’ sales were $1,597.6 million for the first six months of fiscal 2009, an increase of 0.7 percent, compared to sales of $1,586.5 million in the same period last year. Operating income decreased 2.9 percent from $345.9 million, or 21.8 percent of sales, in the first half of fiscal 2008 to $335.9 million, or 21.0 percent of sales, this year. Current period results include six months of sales from the acquisition of Caledonian compared to three months in the prior year, contributing approximately $17.0 million of incremental sales year-over-year. The slight increase in sales also reflects increased demand for aerospace products and extruded pipe in the base businesses, partially offset by significantly lower external selling prices of alloy from the segment’s three primarily mills, primarily nickel, which decreased approximately 40 percent on the London Metal Exchange (LME) compared to the same period last year. In addition, top-line revenues were impacted by greater intercompany sales, which increased 58 percent over the prior year. Operating income was negatively impacted in the second quarter of fiscal 2009 due to planned maintenance downtime, Hurricane Ike, and damage to an isothermal forging press. These effects were partially offset by increased sales of power generation products and from successful implementation of cost-reduction initiatives. The first six months of fiscal 2009 included approximately $162.8 million related to contractual pass-through of higher material costs versus approximately $165.0 million in the same period last year, diluting operating margins by 2.5 percentage points in the first half of fiscal 2009 compared to 2.4 percentage points in the same period a year ago. Contractual metal pricing calculations are driven by market prices which generally lag by three months to one year.

Fastener Products

The Fastener Products segment reported $847.1 million of sales with operating income of $234.5 million, or 27.7 percent of sales, in the first half of fiscal 2009, compared to sales of $742.0 million and operating income of $177.6 million, or 23.9 percent of sales in the same period last year. The increase in sales was driven by continued strength in the aerospace markets, resulting in an 18.8 percent increase in aerospace sales over the same period a year ago. This increase was partially offset by a decline in automotive fastener sales, driven by slowing North American automobile production. Operating income as a percent of sales benefited from the higher margin aerospace business and the impact of continued cost take-outs and improved manufacturing processes throughout the segment.

Changes in Financial Condition and Liquidity

Total assets of $6,428.8 million at September 28, 2008 represented a $378.7 million increase from the $6,050.1 million balance at March 30, 2008, principally reflecting $311.0 million of higher cash balances and a $118.6 million increase in inventories to support revenue growth. Total capitalization at September 28, 2008 was $4,848.5 million, consisting of $309.0 million of debt and $4,539.5 million of equity. The debt-to-capitalization ratio declined to 6.4% at September 28, 2008 from 8.1% at the end of fiscal 2008.

Cash as of September 28, 2008 was $532.3 million, up $311.0 million from the end of fiscal 2008, and total debt was $309.0 million, down $46.0 million since the end of fiscal 2008. The combined increase in cash and decrease in debt of $357.0 million reflects cash generation from operations of $484.0 million and $22.2 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $104.4 million, $21.2 million related to the Caledonian acquisition, and cash dividends of $8.4 million.

Capital spending during fiscal 2009, which is anticipated to be approximately $250 million, will principally provide for additional capacity expansion, cost reduction, and equipment upgrades throughout the company. We expect to contribute approximately $26.4 million to the defined benefit pension plans during fiscal year 2009, of which approximately $11.0 million is expected to be voluntary. In addition, we expect to contribute approximately $11.0 million to the other postretirement benefit plans during fiscal year 2009.

We believe we will be able to meet our short- and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowing from our existing $1.0 billion revolving credit facility or new bank credit facilities, issuance of public or privately placed debt securities, or the issuance of equity instruments.

Forward-Looking Statements

Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, general industrial and automotive cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the impact on the Company of customer labor disputes; demand, timing, and market acceptance of new commercial and military programs; the availability and cost of energy, materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposure since March 30, 2008.

Item 4.	Controls and Procedures

PCC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to Company management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2008, the West Virginia Department of Environmental Protection (“DEP”) filed a lawsuit in the Circuit Court of Cabell County alleging that a Special Metals Corporation subsidiary placed off-site hazardous waste water from its Burnaugh, Kentucky facility into two non-permitted sumps at its Huntington, West Virginia facility. The waste water was transported in 26 shipments over a three-day period in May-June 2007. The complaint acknowledges the subsidiary’s eventual proper treatment and disposal of the waste water. The complaint does not allege any harm to the environment. The DEP seeks a fine of up to $25,000 per day in statutory civil penalties for each violation, in addition to attorney fees and costs. We are currently investigating the incident and believe that any resulting judgment or settlement will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 55 percent of our total sales in fiscal 2008. Our power generation sales constituted 24 percent of our total sales in fiscal 2008.

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from competitive pressures and increased fuel costs. Demand for commercial aircraft is further influenced by airline industry profitability, trends in airline passenger traffic, by the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. A future downturn or reduction in demand could have a material adverse effect on our business.

The power generation market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies, the availability of financing to power generation project sponsors and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our power generation products could have a material adverse effect on our business.

In addition to the aerospace and power generation markets, we sell products and services to customers in the automotive, medical, oil and gas, chemical and petrochemical, pulp and paper, and other general industrial markets. Each of these markets is cyclical in nature. Customer demand for our products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions, the availability of financing and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on our business.

Our business is dependent on a small number of direct and indirect customers.

A substantial portion of our business is conducted with a relatively small number of large direct customers, including General Electric Company, United Technologies Corporation and Rolls Royce plc. General Electric accounted for approximately 12 percent of our total sales for fiscal 2008. No other customer accounted for more than 10 percent of total sales; however, United Technologies and Rolls Royce are also considered key customers. A financial hardship experienced by any one of these three customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.

Additionally, a significant portion of our aerospace products are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world. A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include the demand for new aircraft from airlines around the globe and factors that impact their manufacturing capabilities such as the availability of raw materials and manufactured components, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slow down of the number of new aircraft built by these manufacturers could have a material adverse effect on our business.

Sales to the military sector constituted approximately 12 percent of our fiscal 2008 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in domestic or foreign defense budgets or military aircraft procurement or delays in funding could adversely affect our business.

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

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of September 28, 2008 may be paid out over the next ten years, we anticipate that no individual site will be considered to be material. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

We have been named as a PRP at sites identified by the EPA and state regulatory agencies for investigation and remediation under CERCLA and similar state statutes. Under CERCLA, and under similar state statutes, potentially responsible parties are jointly and severally liable, and therefore we will continue to be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. We are party to various cost-sharing arrangements with other PRPs at certain sites. In addition to PRPs, some of these arrangements involve one or more regulatory agencies. These cost-sharing arrangements generally require all PRPs to post financial assurance of the performance of the obligations. Our estimates of current reserves factor in these cost sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs, who may be jointly and severally liable. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. It is also possible that we will be designated a PRP at additional sites in the future.

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

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2008, approximately 20 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our businesses requires us to continuously implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns and increased costs. Any disruption of operations at our facilities due to equipment could have a material adverse effect on our business.

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

We could be required to make additional contributions to our defined benefit pension and postretirement benefit plans as a result of adverse changes in interest rates, the capital markets and pension investments.

Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions. We may have to contribute more to various pension plans and record higher pension-related expenses in future periods as a result of decreases in the value of investments held by these plans.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on August 12, 2008.

(c)	The Shareholders voted as follows on the following matters:

1.	Election of Directors. The voting results for each nominee are as follows:

Nominee	Votes For	Votes Withheld
Don R. Graber	111,417,787	10,953,424
Lester L. Lyles	119,858,606	2,512,605

Mr. Graber and Mr. Lyles were elected to serve three-year terms.

2.	Approval of the 2008 Employee Stock Purchase Plan. The voting result is as follows:

Votes For	Votes Against	Votes Withheld
105,532,322	1,320,220	1,519,896

3.	Approval of Amendments to the 2001 Stock Incentive Plan. The voting result is as follows:

Votes For	Votes Against	Votes Withheld
95,274,521	11,410,845	1,687,072

4.	Ratify Independent Registered Public Accounting Firm. The voting result is as follows:

Votes For	Votes Against	Votes Withheld
120,832,626	173,303	1,365,282

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.1	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2008.)

10.2	Separation Agreement with Chris Ayers, dated July 29, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed July 30, 2008.)

10.3	Supplemental Retirement Income Benefit for William D. Larsson.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE: November 7, 2008	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)