Form 10-Q
period 2008-12-28
PRECISION CASTPARTS CORP
filed 2009-02-06
CIK 79958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 28, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, no par value, outstanding as of January 28, 2009: 139,935,050

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	12/28/08	12/30/07
Net sales	$1,614.7	$1,668.2
Cost of goods sold	1,146.9	1,207.4
Selling and administrative expenses	93.2	88.9
Restructuring and asset impairment	11.8	—
Interest expense	4.4	11.4
Interest income	(2.4)	(1.3)

Income before income taxes and minority interest	360.8	361.8
Income tax expense	124.0	120.3
Minority interest in earnings of consolidated entities	—	(0.3)

Net income from continuing operations	236.8	241.2
Net income from discontinued operations	2.3	5.3

Net income	$239.1	$246.5

Net income per common share – basic:
Net income from continuing operations	$1.70	$1.74
Net income from discontinued operations	0.02	0.04

	$1.72	$1.78

Net income per common share – diluted:
Net income from continuing operations	$1.69	$1.72
Net income from discontinued operations	0.01	0.04

	$1.70	$1.76

Weighted average common shares outstanding:
Basic	139.4	138.3
Diluted	140.3	140.4

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Nine Months Ended
	12/28/08	12/30/07
Net sales	$5,223.5	$4,983.5
Cost of goods sold	3,732.6	3,624.7
Selling and administrative expenses	290.4	273.5
Restructuring and asset impairment	11.8	—
Interest expense	13.9	40.4
Interest income	(6.9)	(4.1)

Income before income taxes and minority interest	1,181.7	1,049.0
Income tax expense	406.2	353.1
Minority interest in earnings of consolidated entities	(0.4)	(0.9)

Net income from continuing operations	775.1	695.0
Net income from discontinued operations	9.1	13.3

Net income	$784.2	$708.3

Net income per common share – basic:
Net income from continuing operations	$5.56	$5.04
Net income from discontinued operations	0.07	0.10

	$5.63	$5.14

Net income per common share – diluted:
Net income from continuing operations	$5.50	$4.96
Net income from discontinued operations	0.07	0.10

	$5.57	$5.06

Weighted average common shares outstanding:
Basic	139.3	137.9
Diluted	140.8	140.1

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	12/28/08	3/30/08
ASSETS
Current assets:
Cash and cash equivalents	$276.9	$221.3
Receivables, net	896.5	1,013.3
Inventories	1,217.4	986.2
Prepaid expenses	23.1	21.6
Deferred income taxes	70.9	83.0
Discontinued operations	21.2	46.9

Total current assets	2,506.0	2,372.3

Property, plant and equipment, at cost	2,024.8	1,959.5
Less - accumulated depreciation	(890.8)	(853.1)

Net property, plant and equipment	1,134.0	1,106.4

Goodwill	2,464.1	2,282.4
Acquired intangible assets, net	114.5	55.4
Other assets	207.9	203.2
Discontinued operations	22.2	30.4

	$6,448.7	$6,050.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$52.5	$19.5
Accounts payable	596.7	679.0
Accrued liabilities	396.1	416.4
Income taxes payable	56.7	65.4
Discontinued operations	14.9	24.5

Total current liabilities	1,116.9	1,204.8
Long-term debt	259.3	334.4
Pension and other postretirement benefit obligations	280.7	274.5
Other long-term liabilities	96.8	142.5
Deferred income taxes	79.9	45.0
Discontinued operations	2.0	3.9
Commitments and contingencies (See Notes)
Shareholders’ equity:
Common stock	139.4	139.0
Paid-in capital	1,073.7	1,016.6
Retained earnings	3,645.1	2,873.4
Accumulated other comprehensive (loss) income	(245.1)	16.0

Total shareholders’ equity	4,613.1	4,045.0

	$6,448.7	$6,050.1

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	12/28/08	12/30/07
Operating activities:
Net income	$784.2	$708.3
Net income from discontinued operations	(9.1)	(13.3)
Non-cash items:
Depreciation and amortization	103.7	93.9
Stock-based compensation expense	29.3	26.9
Deferred income taxes	45.4	36.3
Excess tax benefits from share-based payment arrangements	(10.5)	(38.9)
Other non-cash items	2.2	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	137.6	(105.0)
Inventories	(155.7)	(12.1)
Other current assets	0.4	1.3
Payables, accruals and current taxes	(120.4)	(57.4)
Retirement benefit obligations	11.2	(38.7)
Other non-current assets and liabilities	(30.6)	(32.1)
Net cash provided by operating activities of discontinued operations	6.3	6.5

Net cash provided by operating activities	794.0	575.7

Investing activities:
Acquisitions of businesses	(490.7)	(254.2)
Capital expenditures	(149.5)	(152.9)
Dispositions of businesses and other	14.9	7.8
Net cash provided (used) by investing activities of discontinued operations	4.0	(2.3)

Net cash used by investing activities	(621.3)	(401.6)

Financing activities:
Net change in commercial paper and short-term borrowings	2.4	149.8
Net change in long-term debt	(46.1)	(376.1)
Common stock issued	12.7	37.6
Excess tax benefits from share-based payment arrangements	10.5	38.9
Cash dividends	(12.5)	(12.4)
Other	—	(2.1)
Net cash used by financing activities of discontinued operations	(0.6)	(0.3)

Net cash used by financing activities	(33.6)	(164.6)

Effect of exchange rate changes on cash and cash equivalents	(83.5)	16.6

Net increase in cash and cash equivalents	55.6	26.1
Cash and cash equivalents at beginning of period	221.3	150.4

Cash and cash equivalents at end of period	$276.9	$176.5

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

During the three and nine months ended December 28, 2008 and December 30, 2007, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 30, 2008.

The following table sets forth total stock-based compensation expense and the related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	12/28/08	12/30/07	12/28/08	12/30/07
Cost of goods sold	$4.4	$3.1	$10.6	$8.0
Selling, general and administrative	7.7	5.7	18.7	18.9

Stock-based compensation expense before income taxes	12.1	8.8	29.3	26.9
Income tax benefit	(3.7)	(2.7)	(8.7)	(8.4)

Total stock-based compensation expense after income taxes	$8.4	$6.1	$20.6	$18.5

(3)	Business Acquisitions

Fiscal 2009

In the third quarter of fiscal 2009, we acquired the following three entities for a total cost of approximately $469.5 million, which was primarily paid in cash. These transactions resulted in $343.5 million of goodwill (of which $215.9 million is deductible for tax purposes) and other intangible assets. The impact of these acquisitions was not material to our consolidated results of operations; consequently, pro forma information has not been included. As of December 28, 2008, the purchase price allocations are subject to further refinement as analyses are completed, including the valuation of intangible assets.

On December 4, 2008, we acquired Hackney Ladish Holding Corp. (“Hackney Ladish”), a leading producer of forged pipe fittings for critical energy infrastructure and related applications. With more than 80 years of experience manufacturing pipe fittings, Hackney Ladish offers the widest range of product types and sizes in the industry. Fittings are used in piping systems throughout the energy value chain, from drilling through processing and storage. Hackney Ladish’s products connect pipe, change the direction of flow, increase or reduce pipe sizes, join or separate flow, or cap pipe ends. Headquartered in Dallas, Texas, Hackney Ladish operates manufacturing facilities in Russellville, Arkansas and Enid, Oklahoma. The Hackney Ladish acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

On November 21, 2008, we acquired Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, Washington. FTI pioneered the cold expansion process in 1969 and is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. The FTI acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. The Airdrome acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and $21.2 million was paid in the second quarter of fiscal 2009. We expect to pay one additional contingent payment of approximately $21.2 million in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries as of the date of acquisition. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $154.8 million of goodwill (which is not deductible for tax purposes) and other intangibles. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

(4)	Discontinued Operations

In the third quarter of fiscal 2009, we decided to dispose of two automotive fastener operations. The decision to discontinue these automotive fastener operations resulted from their non-core nature coupled with further erosion in the automotive market. These operations have been reclassified from the Fasteners Products segment to discontinued operations in the third quarter of fiscal 2009.

In the first quarter of fiscal 2009, we sold the stock of our Technova entities, a foreign operation held for sale and previously recorded as discontinued from our former Flow Technologies pumps and valves business. The transaction resulted in a gain of approximately $3.0 million.

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Also in the fourth quarter of fiscal 2008, we decided to sell the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations in the fourth quarter of fiscal 2008 and continues to be marketed.

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

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/28/08	12/30/07	12/28/08	12/30/07
Net sales	$18.0	$41.6	$76.1	$138.5
Cost of goods sold	17.7	35.8	74.2	113.4
Selling and administrative expenses	1.0	3.4	1.6	9.6
Interest income	—	(0.1)	(0.1)	(0.1)

(Loss) income from operations before income taxes	(0.7)	2.5	0.4	15.6
Income tax (benefit) expense	(0.4)	0.9	0.8	5.4

Net (loss) income from operations	(0.3)	1.6	(0.4)	10.2
Gain on disposal, net of $(0.3), $4.2, $(0.6) and $4.4 tax (expense) benefit, respectively	2.6	3.7	9.5	3.1

Net income from discontinued operations	$2.3	$5.3	$9.1	$13.3

Included in our Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/28/08	3/30/08
Assets of discontinued operations
Current assets	$21.2	$46.9
Net property, plant and equipment	20.3	29.8
Other assets	1.9	0.6

	$43.4	$77.3

Liabilities of discontinued operations
Long term debt currently due	$0.5	$0.6
Other current liabilities	14.4	23.9
Long term debt	—	0.5
Other liabilities	2.0	3.4

	$16.9	$28.4

(5)	Inventories

Inventories consisted of the following:

	12/28/08	3/30/08
Finished goods	$292.5	$236.2
Work-in-process	547.3	540.3
Raw materials and supplies	344.9	263.8

	1,184.7	1,040.3
LIFO provision	32.7	(54.1)

Total inventory	$1,217.4	$986.2

(6)	Goodwill and Acquired Intangibles

We perform our annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2009, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. There were no triggering events during the current quarter requiring a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” other than the change in the reporting units within the Fasteners operating segment as discussed in our Critical Accounting Policies.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 28, 2008, were as follows:

	Balance at 3/30/08	Acquired	Currency Translation and Other*	Balance at 12/28/08
Investment Cast Products	$349.1	$—	$(6.4)	$342.7
Forged Products	884.4	105.5	(126.7)	863.2
Fastener Products	1,048.9	211.2	(1.9)	1,258.2

Total	$2,282.4	$316.7	$(135.0)	$2,464.1

*	Includes final purchase price allocations of Caledonian and McWilliams Forge Company acquisitions, which increased acquired intangibles and decreased goodwill.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	12/28/08		3/30/08
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$10.3	$4.1	$9.7	$3.3
Proprietary technology	2.3	0.8	2.3	0.7
Tradenames	2.9	0.4	0.5	0.3
Long-term customer relationships	20.5	2.4	9.4	0.5
Backlog	6.5	4.7	2.7	1.7

	$42.5	$12.4	$24.6	$6.5

Unamortized intangible assets:
Tradenames	$84.4		$37.3

Amortization expense for acquired intangible assets for the three and nine months ended December 28, 2008 was $2.2 million and $5.9 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended December 30, 2007 was $0.7 million and $2.1 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $8.5 million for fiscal 2009. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2010	$6.8
2011	5.9
2012	4.8
2013	4.1
2014	2.7

The amortization could change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(7)	Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of December 28, 2008 and March 30, 2008 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

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

(8)	Earnings per share

The weighted average number of shares outstanding used to compute earnings per share were as follows (in millions):

	Three Months Ended		Nine Months Ended
	12/28/08	12/30/07	12/28/08	12/30/07
Basic weighted average shares outstanding	139.4	138.3	139.3	137.9
Dilutive stock options and employee stock purchase plan	0.9	2.1	1.5	2.2

Average shares outstanding assuming dilution	140.3	140.4	140.8	140.1

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

For the three and nine months ended December 28, 2008, stock options to purchase 3.3 million shares and 1.2 million shares of common stock, respectively, were not dilutive. For the three and nine months ended December 30, 2007, stock options to purchase 0.6 million and 0.2 million shares of common stock, respectively, were not dilutive. These shares were excluded from the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

(9)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	12/28/08	12/30/07	12/28/08	12/30/07
Net income	$239.1	$246.5	$784.2	$708.3
Other comprehensive (loss) income, net of tax:
Unrealized translation adjustments	(167.2)	(0.4)	(255.2)	33.1
Pension and postretirement obligations	0.3	—	2.1	—
Unrealized (loss) gain on derivatives:
Periodic revaluations (net of income tax benefit of $4.0, $0.7, $2.4 and $0.9, respectively)	(9.1)	(2.0)	(5.0)	(2.6)
Reclassification to net income of previously deferred (losses) gains (net of income tax (benefit) expense of $(0.6), $0.1, $(2.0) and $0.2, respectively)	(1.2)	—	(3.0)	0.5

Other comprehensive (loss) income	(177.2)	(2.4)	(261.1)	31.0

Total comprehensive income	$61.9	$244.1	$523.1	$739.3

Accumulated other comprehensive (loss) income consisted of the following:

	12/28/08	3/30/08
Cumulative unrealized foreign currency translation (losses) gains	$(97.3)	$157.9
Pension and postretirement obligations	(136.2)	(138.3)
Unrealized loss on derivatives	(11.6)	(3.6)

Accumulated other comprehensive (loss) income	$(245.1)	$16.0

(10)	Fair Value Measurements

On March 31, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), as it relates to financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 as it relates to financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis

December 28, 2008
	Fair Value Measurements Using
(in millions)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Derivative contracts	$—	$2.4	$—	$2.4
Liabilities:
Derivative contracts	$—	$18.6	$—	$18.6

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

The net periodic benefit cost for our pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/28/08	12/30/07	12/28/08	12/30/07
Service cost	$9.2	$9.1	$29.6	$27.7
Interest cost	22.4	19.7	72.3	60.1
Expected return on plan assets	(27.7)	(25.2)	(89.4)	(76.6)
Recognized net actuarial loss	0.2	3.0	2.9	9.1
Amortization of prior service cost	1.7	0.8	4.4	2.4

Net periodic benefit cost	$5.8	$7.4	$19.8	$22.7

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/28/08	12/30/07	12/28/08	12/30/07
Service cost	$0.4	$0.4	$1.2	$1.2
Interest cost	2.1	2.0	6.3	5.8
Recognized net actuarial loss	0.2	—	0.3	—
Amortization of prior service cost	—	(0.1)	0.1	(0.3)

Net periodic benefit cost	$2.7	$2.3	$7.9	$6.7

We made contributions to the defined benefit pension plans of $2.9 million and $10.6 million for the three and nine month periods ended December 28, 2008, respectively. Projected contributions are expected to total approximately $26.5 million for fiscal year 2009, of which $11.0 million will be voluntary.

(12)	Commitments and contingencies

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

(13)	New Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”). This FSP clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes prior periods for which financial statements have not been issued. We currently do not hold any financial assets subject to measurement under SFAS No. 157 for which there is an inactive market, and as such there is no impact on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”) and other U.S. GAAP. This FSP is effective for periods beginning in the first quarter of fiscal 2010, and will be applied prospectively to intangible assets acquired after the effective date.

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

On April 1, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which required that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. We have historically used a December 31 measurement date for our pension and postretirement plans. Effective for our fiscal year 2009, SFAS No. 158 will require us to measure plan assets and obligations as of March 29, 2009, the end of our fiscal year, eliminating the option in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure up to three months prior to the financial statement date.

(14)	Restructuring, asset impairment and other non-recurring charges

In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $11.8 million pursuant to plans to downsize operations across all segments. We had been gearing up for aerospace growth into fiscal 2010, whereas future demand now appears to be flattening out, particularly in the casting and forging aerospace markets. The charges consisted of $9.2 million for employee severance expenses and $2.6 million for impairments and relocation expenses related to long lived assets. These restructuring plans provide for terminations of approximately 550 employees in the third and fourth quarters of fiscal 2009. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $4.9 million, $4.9 million and $2.0 million, respectively, during the three and nine month periods ended December 28, 2008. As of December 28, 2008, $9.2 million remained in accrued liabilities related to the restructuring plans.

(15)	Segment Information

Information regarding segments is presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Based on the criteria outlined in SFAS No. 131, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. The Investment Cast Products and Forged Products segments are comprised of more than one operating segments, which are aggregated in accordance with paragraph 17 of SFAS No. 131 in our determination of reportable segments.

	Three Months Ended
	12/28/08	12/30/07
Net sales:
Investment Cast Products	$541.5	$540.9
Forged Products	702.8	771.6
Fastener Products	370.4	355.7

Consolidated net sales	$1,614.7	$1,668.2

Intersegment sales[1]:
Investment Cast Products	$5.4	$7.0
Forged Products	24.0	12.0
Fastener Products	1.0	0.2

Total intersegment sales	$30.4	$19.2

Segment operating income (loss):
Investment Cast Products	$135.8	$131.6
Forged Products	154.8	169.1
Fastener Products	109.4	96.7
Corporate expense	(25.4)	(25.5)

Total segment operating income	374.6	371.9
Restructuring and asset impairment	11.8	—
Interest expense	4.4	11.4
Interest income	(2.4)	(1.3)

Consolidated income before income taxes and minority interest	$360.8	$361.8

[1]	Intersegment sales consist of sales between reportable segments.

	Nine Months Ended
	12/28/08	12/30/07
Net sales:
Investment Cast Products	$1,751.2	$1,581.4
Forged Products	2,300.4	2,358.1
Fastener Products	1,171.9	1,044.0

Consolidated net sales	$5,223.5	$4,983.5

Intersegment sales[1]:
Investment Cast Products	$18.7	$21.9
Forged Products	44.6	24.1
Fastener Products	2.5	1.7

Total intersegment sales	$65.8	$47.7

Segment operating income (loss):
Investment Cast Products	$442.9	$376.8
Forged Products	490.7	515.0
Fastener Products	340.5	267.8
Corporate expense	(73.6)	(74.3)

Total segment operating income	1,200.5	1,085.3
Restructuring and asset impairment	11.8	—
Interest expense	13.9	40.4
Interest income	(6.9)	(4.1)

Consolidated income before income taxes and minority interest	$1,181.7	$1,049.0

[1]	Intersegment sales consist of sales between reportable segments.

(16)	Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”). The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of December 28, 2008 and March 30, 2008, statements of income for the three and nine months ended December 28, 2008 and December 30, 2007 and statements of cash flows for the nine months ended December 28, 2008 and December 30, 2007. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended December 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,349.6	$335.4	$(70.3)	$1,614.7
Cost of goods sold	4.4	958.9	253.9	(70.3)	1,146.9
Selling and administrative expenses	20.9	52.8	19.5	—	93.2
Restructuring and asset impairment	—	8.4	3.4	—	11.8
Other (income) expense	(0.4)	(2.6)	3.0	—	—
Interest (income) expense, net	(18.0)	20.7	(0.7)	—	2.0
Equity in earnings of subsidiaries	(254.7)	(7.4)	—	262.1	—

Income (loss) before income tax and minority interest	247.8	318.8	56.3	(262.1)	360.8
Income tax expense (benefit)	8.7	103.3	12.0	—	124.0
Minority interest	—	—	—	—	—

Net income (loss) from continuing operations	239.1	215.5	44.3	(262.1)	236.8
Net income from discontinued operations	—	0.3	2.0	—	2.3

Net income (loss)	$239.1	$215.8	$46.3	$(262.1)	$239.1

Condensed Consolidating Statements of Income

Three Months Ended December 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,342.1	$401.8	$(75.7)	$1,668.2
Cost of goods sold	1.4	966.9	314.8	(75.7)	1,207.4
Selling and administrative expenses	22.4	47.0	19.5	—	88.9
Other (income) expense	(0.4)	(1.7)	2.1	—	—
Interest (income) expense, net	(12.3)	31.7	(9.3)	—	10.1
Equity in earnings of subsidiaries	(248.0)	(12.1)	—	260.1	—

Income (loss) before income tax and minority interest	236.9	310.3	74.7	(260.1)	361.8
Income tax (benefit) expense	(9.6)	108.2	21.7	—	120.3
Minority interest	—	0.3	(0.6)	—	(0.3)

Net income (loss) from continuing operations	246.5	202.4	52.4	(260.1)	241.2
Net income from discontinued operations	—	2.5	2.8	—	5.3

Net income (loss)	$246.5	$204.9	$55.2	$(260.1)	$246.5

Condensed Consolidating Statements of Income

Nine Months Ended December 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,234.6	$1,214.9	$(226.0)	$5,223.5
Cost of goods sold	10.6	2,999.4	948.6	(226.0)	3,732.6
Selling and administrative expenses	62.8	158.5	69.1	—	290.4
Restructuring and asset impairment	—	8.4	3.4	—	11.8
Other (income) expense	(1.7)	(4.9)	6.6	—	—
Interest (income) expense, net	(47.6)	56.0	(1.4)	—	7.0
Equity in earnings of subsidiaries	(808.5)	(22.5)	—	831.0	—

Income (loss) before income tax and minority interest	784.4	1,039.7	188.6	(831.0)	1,181.7
Income tax (benefit) expense	0.2	353.2	52.8	—	406.2
Minority interest	—	—	(0.4)	—	(0.4)

Net income (loss) from continuing operations	784.2	686.5	135.4	(831.0)	775.1
Net income from discontinued operations	—	1.9	7.2	—	9.1

Net income (loss)	$784.2	$688.4	$142.6	$(831.0)	$784.2

Condensed Consolidating Statements of Income

Nine Months Ended December 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,030.9	$1,160.2	$(207.6)	$4,983.5
Cost of goods sold	8.0	2,924.5	899.8	(207.6)	3,624.7
Selling and administrative expenses	66.2	152.7	54.6	—	273.5
Other (income) expense	(1.3)	(1.7)	3.0	—	—
Interest (income) expense, net	(29.7)	89.5	(23.5)	—	36.3
Equity in earnings of subsidiaries	(729.4)	(36.2)	—	765.6	—

Income (loss) before income tax and minority interest	686.2	902.1	226.3	(765.6)	1,049.0
Income tax (benefit) expense	(22.1)	310.4	64.8	—	353.1
Minority interest	—	2.6	(3.5)	—	(0.9)

Net income (loss) from continuing operations	708.3	594.3	158.0	(765.6)	695.0
Net income from discontinued operations	—	9.3	4.0	—	13.3

Net income (loss)	$708.3	$603.6	$162.0	$(765.6)	$708.3

Condensed Consolidating Balance Sheets

December 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$133.7	$1.7	$141.5	$—	$276.9
Receivables	45.2	1,807.0	121.1	(1,076.8)	896.5
Inventories	—	989.5	227.9	—	1,217.4
Prepaid expenses	0.6	9.5	13.0	—	23.1
Deferred income taxes	20.9	24.9	25.1	—	70.9
Discontinued operations	—	44.6	87.4	(110.8)	21.2

Total current assets	200.4	2,877.2	616.0	(1,187.6)	2,506.0

Property, plant and equipment, net	40.0	845.1	248.9	—	1,134.0
Goodwill, net	—	1969.9	494.2	—	2,464.1
Deferred income taxes	20.0	—	—	(20.0)	—
Investments in subsidiaries	5,954.4	447.4	—	(6,401.8)	—
Other assets	129.4	108.6	66.1	18.3	322.4
Discontinued operations	—	15.5	6.7	—	22.2

	$6,344.2	$6,263.7	$1,431.9	$(7,591.1)	$6,448.7

Liabilities and Shareholders Investment
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.7	$0.6	$3.2	$—	$52.5
Accounts payable	1,239.2	428.3	116.8	(1,187.6)	596.7
Accrued liabilities	27.1	294.2	75.9	(1.1)	396.1
Income taxes payable	19.5	2.7	34.5	—	56.7
Discontinued operations	—	11.2	3.7	—	14.9

Total current liabilities	1,334.5	737.0	234.1	(1,188.7)	1,116.9

Long-term debt	252.2	6.6	0.5	—	259.3
Pension and other postretirement benefit obligations	139.8	135.3	5.6	—	280.7
Deferred income taxes	—	81.3	18.6	(20.0)	79.9
Other long-term liabilities	4.6	81.7	10.5	—	96.8
Discontinued operations	—	1.2	0.8	—	2.0
Commitments and contingencies (See Notes)
Shareholders’ equity:
Common stock and paid-in capital	1,213.1	2,818.3	919.9	(3,738.2)	1,213.1
Retained earnings	3,645.1	2,447.1	413.5	(2,860.6)	3,645.1
Accumulated other comprehensive (loss) income	(245.1)	(44.8)	(171.6)	216.4	(245.1)

Total shareholders’ investment	4,613.1	5,220.6	1,161.8	(6,382.4)	4,613.1

	$6,344.2	$6,263.7	$1,431.9	$(7,591.1)	$6,448.7

Condensed Consolidating Balance Sheets

March 30, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69.6	$0.8	$150.9	$—	$221.3
Receivables, net	35.1	1,148.6	560.8	(731.2)	1,013.3
Inventories	—	716.7	269.5	—	986.2
Prepaid expenses	3.1	8.0	10.5	—	21.6
Deferred income taxes	29.1	29.4	24.5	—	83.0
Discontinued operations	—	28.8	75.4	(57.3)	46.9

Total current assets	136.9	1,932.3	1,091.6	(788.5)	2,372.3

Property, plant and equipment, net	42.2	770.3	293.9	—	1,106.4
Goodwill	—	1,659.9	622.5	—	2,282.4
Deferred income taxes	55.1	—	—	(55.1)	—
Investments in subsidiaries	4,954.3	421.0	—	(5,375.3)	—
Other assets	121.5	86.6	36.4	14.1	258.6
Discontinued operations	—	15.7	14.7	—	30.4

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$19.0	$0.3	$0.2	$—	$19.5
Accounts payable	699.3	475.5	292.7	(788.5)	679.0
Accrued liabilities	27.3	291.5	98.7	(1.1)	416.4
Income taxes payable	32.7	2.4	30.3	—	65.4
Discontinued operations	—	11.6	12.9	—	24.5

Total current liabilities	778.3	781.3	434.8	(789.6)	1,204.8

Long-term debt	327.3	6.8	0.3	—	334.4
Pension and other postretirement benefit obligations	133.9	134.2	6.4	—	274.5
Deferred income taxes	—	80.2	19.9	(55.1)	45.0
Other long-term liabilities	25.5	82.2	34.8	—	142.5
Discontinued operations	—	3.5	0.4	—	3.9
Commitments and contingencies (See Notes)
Shareholders’ equity:
Common stock and paid-in capital	1,155.6	2,084.4	1,201.3	(3,285.7)	1,155.6
Retained earnings	2,873.4	1,758.7	270.9	(2,029.6)	2,873.4
Accumulated other comprehensive income (loss)	16.0	(45.5)	90.3	(44.8)	16.0

Total shareholders’ equity	4,045.0	3,797.6	1,562.5	(5,360.1)	4,045.0

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$29.0	$599.6	$165.4	$—	$794.0

Acquisitions of businesses	(486.9)	—	(3.8)	—	(490.7)
Capital expenditures	(1.1)	(101.2)	(47.2)	—	(149.5)
Intercompany advances	—	(544.3)	6.4	537.9	—
Intercompany loans	3.5	—	—	(3.5)	—
Disposition of businesses and other	15.5	(1.3)	0.7	—	14.9
Net cash (used) provided by investing activities of discontinued operations	—	(1.1)	4.2	0.9	4.0

Net cash (used) provided by investing activities	(469.0)	(647.9)	(39.7)	535.3	(621.3)

Net change in commercial paper and short-term borrowings	—	—	2.4	—	2.4
Net change in long-term debt	(45.4)	(0.2)	(0.5)	—	(46.1)
Common stock issued	12.7	—	—	—	12.7
Excess tax benefits from share-based payment arrangements	10.5	—	—	—	10.5
Cash dividends	(12.5)	—	—	—	(12.5)
Intercompany advances	538.8	—	—	(538.8)	—
Intercompany loans	—	50.0	(52.9)	2.9	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.6)	(0.6)	0.6	(0.6)

Net cash provided (used) by financing activities	504.1	49.2	(51.6)	(535.3)	(33.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	(83.5)	—	(83.5)

Net increase (decrease) in cash and cash equivalents	64.1	0.9	(9.4)	—	55.6
Cash and cash equivalents at beginning of period	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of period	$133.7	$1.7	$141.5	$—	$276.9

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 30, 2007

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(115.6)	$538.7	$194.4	$(41.8)	$575.7

Acquisitions of businesses	(113.3)	1.2	(142.1)	—	(254.2)
Capital expenditures	(13.2)	(103.5)	(36.2)	—	(152.9)
Intercompany advances	—	(476.1)	(187.4)	663.5	—
Intercompany receivables securitization	—	—	(41.8)	41.8	—
Intercompany loans	(125.0)	—	—	125.0	—
Other	0.9	5.1	1.8	—	7.8
Net cash (used) provided by investing activities of discontinued operations	—	(1.7)	(0.4)	(0.2)	(2.3)

Net cash (used) provided by investing activities	(250.6)	(575.0)	(406.1)	830.1	(401.6)

Net change in commercial paper and short-term borrowings	—	(0.1)	149.9	—	149.8
Net change in long-term debt	(375.6)	(0.2)	(0.3)	—	(376.1)
Common stock issued	37.6	—	—	—	37.6
Excess tax benefits on equity instruments issued under share-based payment arrangements	38.9	—	—	—	38.9
Cash dividends	(12.4)	—	—	—	(12.4)
Intercompany advances	663.3	—	—	(663.3)	—
Intercompany loans	—	29.7	95.3	(125.0)	—
Other	2.9	(0.4)	(4.6)	—	(2.1)
Net cash used by financing of discontinued operations	—	(0.3)	—	—	(0.3)

Net cash provided (used) by financing activities	354.7	28.7	240.3	(788.3)	(164.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	16.6	—	16.6

Net (decrease) increase in cash and cash equivalents	(11.5)	(7.6)	45.2	—	26.1
Cash and cash equivalents at beginning of period	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of period	$6.6	$—	$169.9	$—	$176.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between the Three Months Ended December 28, 2008 and December 30, 2007

	Three Months Ended		Increase / (Decrease)
(In millions, except per share data)	12/28/08	12/30/07	$	%
Net sales	$1,614.7	$1,668.2	$(53.5)	(3.2)%
Cost of goods sold	1,146.9	1,207.4	(60.5)	(5.0)
Selling and administrative expenses	93.2	88.9	4.3	4.8
Restructuring and asset impairment	11.8	—	11.8	100
Interest expense	4.4	11.4	(7.0)	(61.4)
Interest income	(2.4)	(1.3)	1.1	84.6

Income before income taxes and minority interest	360.8	361.8	(1.0)	(0.3)
Income tax expense	124.0	120.3	3.7	3.1
Effective tax rate	34.4%	33.3%
Minority interest	—	(0.3)	0.3	100

Net income from continuing operations	236.8	241.2	(4.4)	(1.8)
Net income from discontinued operations	2.3	5.3	(3.0)	(56.6)

Net income	$239.1	$246.5	$(7.4)	(3.0)%

Net income per share from continuing operations – diluted	$1.69	$1.72	$(0.03)	(1.7)%
Net income per share from discontinued operations – diluted	0.01	0.04	(0.03)	(75.0)

Net income per share - diluted	$1.70	$1.76	$(0.06)	(3.4)%

Average market price of key metals (per pound)	Three Months Ended		Increase/ (Decrease)
	12/28/08	12/30/07	$	%
Nickel	$5.12	$13.54	$(8.42)	(62)%
London Metals Exchange[1]
Titanium	$1.53	$5.83	$(4.30)	(74)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$24.06	$33.19	$(9.13)	(28)%
Metal Bulletin COFM.8 Index[1]

[1]	Source:Bloomberg

Sales for the third quarter of fiscal 2009 were $1,614.7 million, down $53.5 million from $1,668.2 million in the same quarter last year. The decrease in sales was principally driven by the Boeing strike, which negatively impacted aerospace sales by approximately $129 million in the current quarter, and lower nickel alloy selling prices and increased internal mill sales, which negatively impacted sales by approximately $75 million. Contractual material pass-through pricing also declined, increasing sales by approximately $96.7 million in the current quarter versus approximately $116.0 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on market prices shown in the above table in trailing periods from one to twelve months. In addition, our foreign operations reported approximately $70 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro, Brazilian real and Australian dollar. These decreases were partially offset by the addition of approximately $21.5 million of quarter sales from the current quarter acquisitions of Airdrome, Fatigue and Hackney Ladish, and from steady improvement in industrial gas turbine (“IGT”), extruded pipe and aerospace fasteners sales. With regard to the commercial aircraft industry, aircraft deliveries decreased 3.4 percent in calendar year 2008 and Boeing and Airbus have announced relatively flat growth rates through calendar year 2009. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries. While Boeing aircraft production rates are resuming after the 58-day machinist strike last fall, we do not expect recovery to pre-strike levels in fiscal 2009.

Net income from continuing operations for the third quarter of fiscal 2009 was $236.8 million, or $1.69 per share (diluted). By comparison, net income from continuing operations for the third quarter of fiscal 2008 was $241.2 million, or $1.72 per share (diluted). Net income (after discontinued operations) for the third quarter of fiscal 2009 was $239.1 million, or $1.70 per share (diluted), compared with net income of $246.5 million, or $1.76 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2009 was $2.0 million, compared with $10.1 million for the third quarter last year. The lower net expense is primarily due to significantly reduced debt levels and higher interest income resulting from increased cash balances compared to the same quarter last year.

The effective tax rate for the third quarter of fiscal 2009 was 34.4 percent, 1.1 percentage points higher than the 33.3 percent effective rate in the same quarter last year. The increase in tax rate compared to last year was primarily due to an increase in liabilities for uncertain tax positions and a reduction in benefits from audit settlements compared to the prior year, partially offset by increased benefits from the federal research and development tax credit in the current quarter.

Restructuring

We regularly assess our cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in the markets we serve.

In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $11.8 million pursuant to plans to downsize operations across all segments. The tax-affected impact of these charges was $7.9 million, or $0.05 per share (diluted). We had been gearing up for aerospace growth into fiscal 2010, whereas future demand now appears to be flattening out, particularly in the casting and forging aerospace markets. The charges consisted of $9.2 million for employee severance expenses and $2.6 million for impairments and relocation expenses related to long lived assets. These restructuring plans provide for terminations of approximately 550 employees in the third and fourth quarters of fiscal 2009. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $4.9 million, $4.9 million and $2.0 million, respectively, during the quarter.

Business Acquisitions

Fiscal 2009

In the third quarter of fiscal 2009, we acquired the following three entities for a total cost of approximately $469.5 million, which was primarily paid in cash. These transactions resulted in $343.5 million of goodwill (of which $215.9 million is deductible for tax purposes) and other intangible assets. The impact of these acquisitions was not material to our consolidated results of operations; consequently, pro forma information has not been included. As of December 28, 2008, the purchase price allocations are subject to further refinement as analyses are completed, including the valuation of intangible assets.

On December 4, 2008, we acquired Hackney Ladish Holding Corp. (“Hackney Ladish”), a leading producer of forged pipe fittings for critical energy infrastructure and related applications. With more than 80 years of experience manufacturing pipe fittings, Hackney Ladish offers the widest range of product types and sizes in the industry. Fittings are used in piping systems throughout the energy value chain, from drilling through processing and storage. Hackney Ladish’s products connect pipe, change the direction of flow, increase or reduce pipe sizes, join or separate flow, or cap pipe ends. Headquartered in Dallas, Texas, Hackney Ladish operates manufacturing facilities in Russellville, Arkansas and Enid, Oklahoma. The Hackney Ladish acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

On November 21, 2008, we acquired Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, Washington. FTI pioneered the cold expansion process in 1969 and is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. The FTI acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. The Airdrome acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close and $21.2 million was paid in the second quarter of fiscal 2009. We expect to pay one additional contingent payment of approximately $21.2 million in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. Headquartered in Livingston, Scotland, Caledonian employs approximately 300 people and operates nine revert processing facilities in six countries as of the date of acquisition.

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

In the third quarter of fiscal 2009, we decided to dispose of two automotive fastener operations. The decision to discontinue these automotive fastener operations resulted from their non-core nature coupled with further erosion in the automotive market. These operations have been reclassified from the Fastener Products segment to discontinued operations.

In the first quarter of fiscal 2009, we sold the stock of our Technova entities, a foreign operation held for sale and previously recorded as discontinued from our former Flow Technologies pumps and valves business. This transaction resulted in a gain of approximately $3.0 million.

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations in the fourth quarter of fiscal 2008.

Also in the fourth quarter of fiscal 2008, we decided to sell the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations in the fourth quarter of fiscal 2008 and continues to be marketed.

Net income from discontinued operations was $2.3 million, or $0.01 per share (diluted) in the third quarter of fiscal 2009 compared with net income of $5.3 million, or $0.04 per share (diluted), in the same quarter last year. The net income from discontinued operations in the current quarter consists primarily of a curtailment gain related to Unbrako’s pension plan and a return to tax provision true-up, partially offset by operating losses and shutdown costs associated with Kladno and one of our discontinued automotive fastener operations. The net income from discontinued operations in the third quarter of last year principally reflects operating results from the Unbrako, Shape Memory Alloys (“SMA”) and automotive fastener operations, partially offset by shutdown costs associated with the J&L East business.

Overall Outlook and Impacts of the Global Economic Recession

Recent economic events have created recessionary economic conditions in many industries and created a crisis in global financial markets including commercial credit markets. While we are not immune to impacts of the current global recession, we believe our strong financial position will enable us to take advantage of opportunities in our markets to win market share from our customers and continue to make operational improvements in our businesses.

During the recently completed third quarter of fiscal 2009, approximately 53% of our sales were to customers in the global aerospace markets. Until the recent economic events occurred, we believed, based on customer forecasts, that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. We had built up our employee base in anticipation of that growth. We now believe that the aerospace production rates will remain relatively flat with second quarter fiscal 2009 levels, particularly given the lower than anticipated build rates and delays in both the Boeing 787 and Airbus A380 programs. We still believe that these programs will represent significant future revenue streams for the company, but the revenues will be recognized later than originally anticipated. During the third quarter, we recognized restructuring charges of $11.8 million (before income taxes), which primarily relate to downsizing the workforce in anticipation of the moderating future aerospace growth in the near-term. We have, however, been able to increase our market share in aerospace, particularly in the Fasteners Products segment. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather the economic downturn.

Therefore, while there is significant uncertainty as to the direction of the economy in future periods, we do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During the third quarter of fiscal 2009, approximately 27% of our sales were to customers in the global power generation markets, which include our IGT business as well as sales of our seamless extruded pipe. We expect continued growth in both of these product lines due to demand rates, large current sales backlogs and our ability to win further market share. Our most significant customers in the power generation markets are primarily large, well-financed businesses that we believe should have the ability to weather the economic downturn or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

The remaining 20% of our sales in the third quarter of fiscal 2009 were into general industrial markets, including the automotive markets. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We have taken, and will continue to take, precautionary measures with customers in these markets to limit our exposure, to the extent possible, to potential bankruptcies and other financial issues experienced by these customers. These measures include shortening cash collection terms, regular updating of credit profiles, discontinuance of further business with customers not paying in a timely manner and the requirement of cash in advance of shipments, among others. Due to the diversity of markets and customer profiles in these businesses and the precautionary steps referred to previously, we do not anticipate severe impacts on our business or significant exposure to credit losses in these markets. However, it is reasonably possible that we may experience unanticipated unfavorable impacts.

We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans, which totaled approximately $1.5 billion as of the end of December 2007 (the date of our last actuarial measurement, converted using March 2008 foreign exchange rates), have experienced investment losses that average an estimated 6 to 8 percent through the end of December 2008. This compares with our weighted average expected long-term annual investment return of 8 percent for US plans and 7.5 percent for non-US plans. We anticipate that the losses on our pension investments will result in increased net periodic pension expense in fiscal 2010, although we are currently unable to estimate the amount of the increase as our next actuarial measurement date will be at the end of our fiscal year. We may provide additional funding to certain of our pension plans in fiscal 2010 to mitigate the impact of these pension investment losses on our income in future years. We believe our financial position and liquidity will allow us to make all required pension contributions as well as additional voluntary contributions that management deems advisable.

See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and credit shortage on liquidity.

Results of Operations by Segment – Comparison Between the Three Months Ended December 28, 2008 and December 30, 2007

	Three Months Ended		Increase/ (Decrease)
(In millions)	12/28/08	12/30/07	$	%
Net sales:
Investment Cast Products	$541.5	$540.9	$0.6	0.1%
Forged Products	702.8	771.6	(68.8)	(8.9)
Fastener Products	370.4	355.7	14.7	4.1

Consolidated net sales	$1,614.7	$1,668.2	$(53.5)	(3.2)%

Segment operating income (loss):
Investment Cast Products	$135.8	$131.6	$4.2	3.2%
% of sales	25.1%	24.3%
Forged Products	154.8	169.1	(14.3)	(8.5)
% of sales	22.0%	21.9%
Fastener Products	109.4	96.7	12.7	13.1
% of sales	29.5%	27.2%
Corporate expense	(25.4)	(25.5)	0.1	(0.4)

Consolidated segment operating income	374.6	371.9	$2.7	0.7%
% of sales	23.2%	22.3%
Restructuring and asset impairment	11.8	—
Interest expense, net	2.0	10.1

Income before income taxes and minority interest	$360.8	$361.8

	Three Months Ended		Increase/ (Decrease)
Intercompany sales[1]	12/28/08	12/30/07	$	%
Investment Cast Products[2]	$50.9	$23.4	$27.5	118%
Forged Products[3]	216.7	154.7	62.0	40
Fastener Products[4]	27.0	32.3	(5.3)	(16)

Total intercompany sales	$294.6	$210.4	$84.2	40%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $5.4 million and $7.0 million for the third quarter of fiscal 2009 and 2008, respectively.

[3]	Forged Products: Includes sales between segments of $24.0 million and $12.0 million for the third quarter of fiscal 2009 and 2008, respectively.

[4]	Fastener Products: Includes sales between segments of $1.0 million and $0.2 million for the third quarter of fiscal 2009 and 2008, respectively.

Investment Cast Products

Investment Cast Products’ sales increased 0.1 percent from $540.9 million in the third quarter of fiscal 2008 to $541.5 million this year. Operating income increased 3.2 percent from $131.6 million in the third quarter of fiscal 2008 to $135.8 million in the same quarter this year, while operating income as a percent of sales increased from 24.3 percent to 25.1 percent of sales. The slight year-over-year increase in sales reflects continuing strength and increased customer penetration in the global IGT markets, partially offset by reduced commercial aerospace sales resulting from the Boeing strike, which we estimate negatively impacted sales by approximately $73 million in the current quarter. Sales also include approximately $18.1 million of contractual pricing related to pass-through of increased material costs in the third quarter of fiscal 2009 compared to $22.2 million in the same period last year. In addition, our foreign operations reported approximately $13 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Euro. The increase in operating income reflected the impact of cost reductions and improved productivity, which helped to offset the negative impact of lost sales due to the Boeing strike. The improvement in operating margins as a percent of sales was mainly due to higher productivity, effective revert usage and lower scrap costs. Contractual material pass-through pricing diluted operating margins by 0.9 percentage points in the third quarter of fiscal 2009 compared to 1.0 percentage point in the same period a year ago.

Sales from this segment are expected to see a continued negative impact of the Boeing strike in the fourth quarter of this year, with production rates not expected to resume to pre-strike levels during fiscal 2009. While we cannot determine what the total Boeing strike impact will be, we are estimating our fourth quarter sales for the Investment Cast Products segment will be adversely affected by a lesser extent as compared to the third quarter impact. Continued weakness in international currencies will also impact this segment. We expect sales to benefit from further IGT growth, with additional capacity utilized to support this growth. In addition to the Deer Creek expansion completed in the second quarter of this year, the new Renaissance Park IGT facility in Painesville, Ohio was completed on time and on budget in the third quarter, with production expected to start to ramp up in the fourth quarter.

Forged Products

Forged Products’ sales were $702.8 million for the quarter, a decrease of 8.9 percent, compared to sales of $771.6 million in the third quarter of fiscal 2008. Operating income decreased 8.5 percent from $169.1 million in the third quarter of fiscal 2008 to $154.8 million in the same quarter this year, while operating income as a percent of sales increased from 21.9 percent to 22.0 percent of sales. The decrease in sales from the prior year reflects the decline in external selling prices of nickel alloy from the segment’s three primary mills, which negatively impacted external sales by approximately $59 million in the current quarter versus a year ago. Nickel prices decreased approximately 62 percent on the London Metal Exchange (LME) compared to the same quarter last year. In addition, we estimate the third quarter was negatively impacted by the Boeing strike in the amount of approximately $48 million. The Forged Products segment continued to dedicate more resources for internal production, which impacts top-line revenues. In addition, our foreign operations reported approximately $37 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro and Australian dollar. Intercompany sales for this segment, which includes sales within and between segments, increased from $154.7 million in third quarter of fiscal 2008 to $216.7 million in the current quarter (these sales are eliminated in consolidation). These declines were partially offset by a $50 million, or 66 percent increase in extruded pipe sales. Operating income was negatively impacted in the third quarter due to reduced margin on lost sales related to the Boeing strike. Increased efficiencies and improved internal coordination of resources and revert usage helped to offset the negative impact, resulting in a slightly improved operating margin over the prior year. In addition, contractual pricing related to pass-through of increased raw material costs accounted for approximately $75.1 million of sales in the third quarter of fiscal 2009 compared to $90.2 million in the same period last year, which diluted operating margins by 2.6 percentage points in the current quarter compared to 2.9 percentage points the same period a year ago.

We expect sales for the Forged Products segment to moderately increase in the fourth quarter of fiscal 2009, but to continue to be adversely affected by the Boeing strike. While we cannot determine what the total Boeing impact will be, we are estimating our fourth quarter sales for the Forged Products segment will be negatively impacted by a lesser extent as compared to the third quarter impact. In addition, the fourth quarter will be negatively impacted by the damaged 29,000 ton forging press in Houston, including production inefficiencies, requalification costs at other Wyman-Gordon facilities, and lost leverage. The press is expected to be back on line at the beginning of fiscal 2010. Continued weakness in international currencies will also impact this segment. Offsetting these events, we expect continuing growth in seamless pipe sales, which continues to have a robust backlog of over $1.0 billion, and non-aerospace nickel alloy sales from our Special Metals Corporation mills, in addition to a full quarter of sales from Hackney Ladish.

Fastener Products

The Fastener Products segment reported $370.4 million of sales with operating income of $109.4 million, or 29.5 percent of sales, in the third quarter of fiscal 2009, compared to sales of $355.7 million and operating income of $96.7 million, or 27.2 percent of sales, in the third quarter of fiscal 2008. The increase in sales primarily resulted from aerospace sales growing approximately $30 million or 11 percent compared to the prior year, including approximately $16 million related to the current quarter acquisitions of Airdrome and Fatigue. We estimate the Boeing strike accounted for a decrease in Fastener Products sales of approximately $8 million in the third quarter. Additional negative impacts to sales in this segment included the continuation of a depressed North American automotive market, coupled with softening in both the European and Brazilian automotive markets, as well as weakness in other areas of the general industrial market. In addition, our foreign operations reported approximately $20 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro and Brazilian real. Despite the challenges, the segment reported record operating income as a percent of sales, primarily due to continued focus on productivity, improved yields, reduced scrap and rework costs, and increased leverage from higher sales volume.

Projected fourth quarter sales for the Fastener Products segment will be impacted by the Boeing strike by a lesser extent as compared to the third quarter impact, but will benefit from a greater number of manufacturing days, a full quarter of sales from the acquisitions completed in the third quarter, and solid sales backlog for its products. In addition, continued weakness in international currencies will impact this segment.

Consolidated Results of Operations - Comparison Between the Nine Months Ended December 28, 2008 and December 30, 2007

	Nine Months Ended		Increase/(Decrease)
(In millions, except per share data)	12/28/08	12/30/07	$	%
Net sales	$5,223.5	$4,983.5	$240.0	4.8%
Cost of goods sold	3,732.6	3,624.7	107.9	3.0
Selling and administrative expenses	290.4	273.5	16.9	6.2
Restructuring and asset impairment	11.8	—	11.8	100
Interest expense	13.9	40.4	(26.5)	(65.6)
Interest income	(6.9)	(4.1)	2.8	68.3

Income before income taxes and minority interest	1,181.7	1,049.0	132.7	12.7
Income tax expense	406.2	353.1	53.1	15.0
Effective tax rate	34.4%	33.7%
Minority interest	(0.4)	(0.9)	0.5	55.6

Net income from continuing operations	775.1	695.0	80.1	11.5
Net income from discontinued operations	9.1	13.3	(4.2)	(31.6)

Net income	$784.2	$708.3	$75.9	10.7%

Net income per share from continuing operations – diluted	$5.50	4.96	$0.5	10.9%
Net income per share from discontinued operations – diluted	0.07	0.10	(0.0)	(30.0)

Net income per share - diluted	$5.57	$5.06	$0.5	10.1%

Average market price of key metals	Nine Months Ended		Increase/(Decrease)
(per pound)	12/28/08	12/30/07	$	%
Nickel	$8.55	$15.96	$(7.41)	(46)%
London Metals Exchange[1]
Titanium	$3.23	$7.04	$(3.81)	(54)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$36.12	$29.67	$6.45	22%
Metal Bulletin COFM.8 Index[1]

[1]	Source:Bloomberg

Sales for the first nine months of fiscal 2009 were $5,223.5 million, up $240.0 million from $4,983.5 million in the same period last year. The increase in sales benefited from continued strength in the IGT markets and, to a lesser extent the aerospace market. The aerospace market showed strong demand through the first six months of the year. In the third quarter, aerospace sales were hindered by the Boeing strike, which we estimate resulted in approximately $129 million of decreased sales. Contractual material pass-through pricing increased sales by approximately $317.6 million this year versus approximately $338.0 million last year. Contractual material pass-through pricing adjustments are calculated based on market prices shown in the above table in trailing periods from one to twelve months. The average market price of nickel and titanium decreased 46 percent and 54 percent, respectively, compared to the same period last year. With regard to the commercial aircraft industry, aircraft deliveries decreased 3.4 percent in calendar year 2008 and Boeing and Airbus have announced relatively flat growth rates through calendar year 2009. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Net income from continuing operations for the first nine months of fiscal 2009 was $775.1 million, or $5.50 per share (diluted), compared to net income from continuing operations for the first nine months of fiscal 2008 of $695.0 million, or $4.96 per share (diluted). Net income (after discontinued operations) for the first nine months of fiscal 2009 was $784.2 million, or $5.57 per share (diluted), compared with net income of $708.3 million, or $5.06 per share (diluted), in the same period last year. The primary drivers of the increased income are discussed in the sections below.

Interest and Income Tax

Net interest expense for the nine months ended December 28, 2008 was $7.0 million, as compared with $36.3 million for the same period last year. The lower net expense is primarily due to significantly reduced debt levels and higher interest income resulting from increased cash balances compared to the same period last year.

The effective tax rate for the first nine months of fiscal 2009 was 34.4 percent, 0.7 percentage points higher than the 33.7 percent effective tax rate in the same period last year. The increase in the tax rate was primarily due to an increase in liabilities for uncertain tax positions for the nine months of fiscal 2009 and from favorable audit settlements and the reversal of valuation allowances recognized in the first nine months of fiscal 2008.

Discontinued Operations

The net income from discontinued operations was $9.1 million, or $0.07 per share (diluted), for the nine months ended December 28, 2008 compared with net income of $13.3 million, or $0.10 per share (diluted), in the same period last year. The net income from discontinued operations in the first nine months of fiscal 2009 consists primarily of the gains from the sales of the Unbrako fastener business and the Technova business, in addition to operating income from the discontinued automotive fastener operations. The net income from discontinued operations in the same period of last year principally reflects operating income from the Unbrako, Rescal, SMA and automotive fastener operations, partially offset by operating losses from the Kladno business and miscellaneous expenses associated with our former Flow Technologies pumps & valves businesses.

Results of Operations by Segment – Comparison Between the Nine Months Ended December 28, 2008 and December 30, 2007

	Nine Months Ended		Increase/ (Decrease)
(In millions)	12/28/08	12/30/07	$	%
Net sales:
Investment Cast Products	$1,751.2	$1,581.4	$169.8	10.7%
Forged Products	2,300.4	2,358.1	(57.7)	(2.4)
Fastener Products	1,171.9	1,044.0	127.9	12.3

Consolidated net sales	$5,223.5	$4,983.5	$240.0	4.8%

Operating income (loss):
Investment Cast Products	$442.9	$376.8	$66.1	17.5%
% of sales	25.3%	23.8%
Forged Products	490.7	515.0	(24.3)	(4.7)
% of sales	21.3%	21.8%
Fastener Products	340.5	267.8	72.7	27.1
% of sales	29.1%	25.7%
Corporate expense	(73.6)	(74.3)	0.7	0.9
Consolidated segment operating income	1,200.5	1,085.3	$115.2	10.6%

% of sales	23.0%	21.8%
Restructuring and asset impairment	11.8	—
Interest expense, net	7.0	36.3

Income before income taxes and minority interest	$1,181.7	$1,049.0

	Nine Months Ended		Increase/ (Decrease)
Intercompany sales[1]	12/28/08	12/30/07	$	%
Investment Cast Products[2]	$195.2	$85.1	$110.1	129%
Forged Products[3]	655.8	432.5	223.3	52
Fastener Products[4]	87.8	82.3	5.5	7

Total intercompany sales	$938.8	$599.9	$338.9	56%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $18.7 million and $21.9 million for the first nine months of fiscal 2009 and 2008, respectively.

[3]	Forged Products: Includes sales between segments of $44.6 million and $24.1 million for the first nine months of fiscal 2009 and 2008, respectively.

[4]	Fastener Products: Includes sales between segments of $2.5 million and $1.7 million for the first nine months of fiscal 2009 and 2008, respectively.

Investment Cast Products

Investment Cast Products’ sales increased 10.7 percent from $1,581.4 million in the first nine months of fiscal 2008 to $1,751.2 million this year. Operating income for the segment increased 17.5 percent, from $376.8 million, or 23.8 percent of sales, a year ago to $442.9 million, or 25.3 percent of sales, in the first nine months of fiscal 2009. The increase in sales was driven by continued strength in the IGT markets, and to a lesser extent the aerospace market. The aerospace market showed strong demand through the first six months of the year. In the third quarter, aerospace sales were hindered by the Boeing strike, which we estimate resulted in approximately $73 million of decreased sales. The increase in operating income reflected the impact of the higher sales volume and operating improvements. The increase in operating margins as a percentage of sales was mainly due to the leverage from higher sales volume and improved manufacturing performance. The first nine months of fiscal 2009 included approximately $69.4 million related to contractual pass-through of material costs versus approximately $71.7 million in the same period last year, diluting operating margins by 1.0 percentage point in the first nine months of fiscal 2009 compared to 1.1 percentage points in the same period a year ago.

Forged Products

Forged Products’ sales were $2,300.4 million for the first nine months of fiscal 2009, a decrease of 2.4 percent, compared to sales of $2,358.1 million in the same period last year. Operating income decreased 4.7 percent from $515.0 million, or 21.8 percent of sales, in the first nine months of fiscal 2008 to $490.7 million, or 21.3 percent of sales, this year. The decrease in sales reflects significantly lower external selling prices of alloy from the segment’s three primary mills, primarily nickel and titanium, which decreased approximately 46 percent and 54 percent, respectively, compared to the same period last year. In addition, top-line revenues were impacted by increased intercompany sales, which increased 52 percent over the prior year, and we estimate the Boeing strike negatively impacted sales by approximately $48 million. These decreases in sales were partially offset by increased demand for extruded pipe, which increased $120.6 million or 46 percent year-over-year. Operating income was negatively impacted in the first nine months of fiscal 2009 due to Hurricane Ike, damage to two forging presses at Wyman-Gordon, and negative leverage from the Boeing strike. These effects were partially offset by successful implementation of cost-reduction initiatives. The first nine months of fiscal 2009 included approximately $237.9 million related to contractual pass-through of higher material costs versus approximately $255.2 million in the same period last year, diluting operating margins by 2.5 percentage points in the first nine months of fiscal 2009 compared to 2.7 percentage points in the same period a year ago.

Fastener Products

The Fastener Products segment reported $1,171.9 million of sales with operating income of $340.5 million, or 29.1 percent of sales, in the first nine months of fiscal 2009, compared to sales of $1,044.0 million and operating income of $267.8 million, or 25.7 percent of sales in the same period last year. The increase in sales was driven by continued strength and market share increases in the aerospace markets, resulting in an approximately 16 percent increase in aerospace sales over the same period a year ago. This increase was partially offset by a decline in automotive fastener sales, driven by slowing North American, and more recently, European and Brazilian automobile production. Operating income as a percent of sales benefited from strong aerospace sales and the impact of continued cost take-outs and improved manufacturing processes throughout the segment.

Changes in Financial Condition and Liquidity

Total assets of $6,448.7 million at December 28, 2008 represented a $398.6 million increase from the $6,050.1 million balance at March 30, 2008, principally reflecting a $496.8 million addition of total assets from the acquisitions of Airdrome, Fatigue and Hackney Ladish, in addition to $55.6 million of higher cash balances. Total capitalization at December 28, 2008 was $4,925.4 million, consisting of $312.3 million of debt and $4,613.1 million of equity. The debt-to-capitalization ratio declined to 6.3% at December 28, 2008 from 8.1% at the end of fiscal 2008.

Cash as of December 28, 2008 was $276.9 million, up $55.6 million from the end of fiscal 2008, and total debt was $312.3 million (including $0.5 million from discontinued operations), down $42.7 million since the end of fiscal 2008. Debt, net of cash, decreased from $133.7 million at the end of fiscal 2008 to $35.4 million at December 28, 2008, reflecting $98.3 million of positive cash flow for the first nine months of the year. The net positive cash flow reflects cash generation from operations of $795.2 million and $23.2 million from the issuance of common stock and related tax benefits, partially offset by $469.5 million of cash paid for the acquisitions of Airdrome, Fatigue and Hackney Ladish, capital expenditures of $149.5 million, effect of exchange rate changes of $83.5 million, and cash dividends of $12.5 million.

Capital spending during fiscal 2009, which is anticipated to be between approximately $210 million and $230 million, will principally provide for additional capacity expansion, cost reduction, and equipment upgrades throughout the company. We expect to contribute approximately $26.4 million to the defined benefit pension plans during fiscal year 2009, of which approximately $11.0 million is expected to be voluntary. In addition, we expect to contribute approximately $11.0 million to the other postretirement benefit plans during fiscal year 2009.

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

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. The full amount was available for borrowings as of the end of the third quarter of fiscal 2009. Early in the fourth quarter, our unused borrowing capacity decreased approximately $16 million as we issued a stand-by letter of credit under the credit facility. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of December 28, 2008 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$2,488.9 (minimum)	$4,613.1
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	78.76:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.17:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement filed as an exhibit to Form 8-K on October 19, 2005.

As of December 28, 2008, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper, even in the current credit markets, and have issued minor amounts of commercial paper in the third quarter and early in the fourth quarter to cover short-term cash requirements. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds, due to the current instability in the global credit markets.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K are critical to our business operations and the understanding of our results of operations. There have been no significant changes in our critical accounting policies during the first nine months of fiscal 2009.

The discussion below expands the disclosure from the Annual Report on Form 10-K for the year ended March 30, 2008 with respect to goodwill and acquired intangibles.

Goodwill and acquired intangibles

From time to time, we acquire businesses in purchase transactions that typically result in the recognition of goodwill and other intangible assets. Acquired goodwill is not amortized but is subject to impairment testing at least annually and as other events and circumstances dictate, as discussed below. Other intangible assets are typically subject to amortization and therefore will likely increase future expenses. The determination of the value of such intangible assets requires management to make estimates and assumptions.

Goodwill and indefinite-lived intangible assets are tested for impairment at a minimum each fiscal year in the second quarter or when events or circumstances indicate that the carrying value of these assets may not be recoverable. Our reporting units consist of our Investment Cast Products and Forged Products operating segments as well as a number of reporting units in our Fasteners Products operating segment. The Fasteners Products operating segment includes several aggregated component units (referred to as the Fasteners Products reporting unit) and three other reporting units for which the segment manager regularly reviews performance. During the nine months ended December 28, 2008, PCC Precision Tool group (“PTG”) was included in the Fasteners Group reporting unit as the business is closely related and integral to the Fasteners Group reporting unit. During fiscal year 2008, PTG was a separate reporting unit. We performed an impairment test for the Fasteners Products reporting unit as a result of this change and no impairment was indicated. There were no other changes to our reporting units for goodwill impairment testing during the nine months ended December 28, 2008 and fiscal year 2008.

Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rates, our estimates of sales volumes, sales prices and related costs, and the discount rate applied, which reflects the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by factors such as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting in impairment of the goodwill. We also consider comparable transactions to estimate the fair value of the reporting units. The cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. We performed a sensitivity analysis on both of these factors and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by 10% and the discount rate used could increase by a factor of 4% from the rate utilized, and the goodwill of our reporting segments would not be impaired. The reporting unit that would be most sensitive to worsening economic conditions has $12.4 million of goodwill recorded as of December 28, 2008. Other than the change in reporting units within the Fasteners operating segment, there were no triggering events during the current quarter requiring a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Forward-Looking Statements

Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the impact on the Company of customer labor disputes; demand, timing, and market acceptance of new commercial and military programs; the availability and cost of energy, materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

Item 1A.	Risk Factors

Our growth strategy includes business acquisitions with associated risks.

In fiscal 2009, we completed the acquisition of Airdrome Holdings LLC, Fatigue Technology, Inc. and Hackney Ladish Holding Corp. We expect that we will continue to make acquisitions of complementary businesses, products and technologies to enable us to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Our ability to continue to engage in acquisitions may be limited if necessary financing is difficult to access, unavailable or too costly to support a transaction. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business acquisitions entail a number of other risks, including:

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

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from competitive pressures and fuel costs. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.

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

We also sell products and services to customers in the automotive, medical, chemical and petrochemical, pulp and paper, and other general industrial markets. Each of these markets is cyclical in nature. Customer demand for our products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions, the availability of financing and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on our business.

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

Additionally, a significant portion of our aerospace products are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, Boeing and Airbus. A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include the demand for new aircraft from airlines around the globe and factors that impact manufacturing capabilities such as the availability of raw materials and manufactured components, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slow down of the number of new aircraft built by aircraft manufacturers could have a material adverse effect on our business.

Sales to the military sector constituted approximately 12 percent of our fiscal 2008 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding, or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.

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

We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate control issues such as greenhouse gas emissions. We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties or the need to install pollution control equipment that could be costly. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to environmental laws that impose liability for historical releases of hazardous substances.

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

While it is possible that a significant portion of the accrued costs may be paid out over the next ten years, we anticipate that no individual site will be considered to be material. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental claims may exceed the amounts reserved.

We have been named as a PRP at sites identified by the EPA and state regulatory agencies for investigation and remediation under CERCLA and similar state statutes. Under CERCLA, and under similar state statutes, potentially responsible parties are jointly and severally liable, and therefore we will continue to be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may be jointly and severally liable. It is also possible that we will be designated a PRP at additional sites in the future.

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

We sell extruded pipe for the power generation market. A majority of these sales are exported to power generation customers in China, some of which are affiliated with the Chinese government. These sales are subject to the risks associated with international sales generally. In addition, changes in demand could result from a reduction of power plant build rates in China due to economic conditions or otherwise, or to increased competition from Chinese manufacturers who have cost advantages or who may be preferred suppliers.

Any lower than expected rating of our bank debt and debt securities could adversely affect our business.

Two rating agencies, Moody’s and Standard & Poor’s (“S&P”), rate our debt securities. S&P upgraded our debt rating during fiscal 2008 and Moody’s upgraded our debt rating during fiscal 2009. If the rating agencies were to reduce their current ratings, our interest expense may increase and the instruments governing our indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or our ability to take advantage of potential business opportunities. These modifications also could require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.

Our business involves risks associated with complex manufacturing processes.

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our businesses requires us to continuously implement process changes intended to achieve product improvements and manufacturing efficiencies or to meet more stringent regulatory requirements. These process changes may at times result in production delays, quality concerns and increased costs. Any disruption of operations at our facilities due to equipment could have a material adverse effect on our business.

We could be faced with labor shortages, disruptions or stoppages if our relations with our union employees were to deteriorate.

Our operations rely heavily on maintaining good relations with our employees and any labor shortage, disruption or stoppage caused by any deterioration in employee relations, or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 25 percent of our employees are affiliated with unions or covered by collective bargaining agreements. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

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

We could be required to make additional contributions to our defined benefit pension and postretirement benefit plans as a result of adverse changes in interest rates and pension investments.

Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and assumptions relating to the employee workforce including salary increases, medical costs, retirement age and mortality. Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions. We may have to contribute more cash to various pension plans and record higher pension-related expenses in future periods as a result of decreases in the value of investments held by these plans.

A global recession or continued disruption in global financial markets could adversely affect us.

A global recession or continued disruption in the global financial markets presents risks and uncertainties that we currently cannot predict. Currently, these conditions have not materially impaired the demand for our products or our access to credit to finance our operations, but if these conditions continue or worsen, we face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed December 16, 2008.)

3.2	Rights Agreement, dated December 12, 2008, between Precision Castparts Corp. and The Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 16, 2008.)

10.1	Form of Change of Control Agreement for Executives of Precision Castparts Corp.

10.2	Amendment to William D. Larsson agreement, dated November 13, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.
Registrant

DATE: February 6, 2009	/s/ Shawn R. Hagel
Shawn R. Hagel
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)