Form 10-K
period 2009-03-29
PRECISION CASTPARTS CORP
filed 2009-05-28
CIK 79958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 29, 2009
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

Registrant’s telephone number, including area code: (503) 946-4800

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of September 28, 2008, was $11,344,507,498.

As of the close of business on May 18, 2009, the Registrant had 140,060,294 shares of Common Stock, without par value, outstanding.

Portions of the Registrant’s Proxy Statement to be filed in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Precision Castparts Corp. (“PCC”, “the Company”, or “we”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings and fasteners/fastener systems for critical aerospace and industrial gas turbine (“IGT”) applications. We also provide investment castings and forgings for general industrial, armament, medical and other applications; nickel alloys and product forms, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; fasteners for automotive and general industrial markets; specialty alloys and waxes for the investment casting industry; refiner plates, screen cylinders and other products for the pulp and paper industry; metal-injection-molded and ThixoFormed™ parts for automotive and other markets; low-pressure sewer systems; gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

Products and Markets

We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Fastener Products. Each of these three business segments is described below.

Investment Cast Products

Our Investment Cast Products segment includes PCC Structurals, PCC Airfoils and Specialty Materials and Alloys Group (“SMAG”). These operations manufacture investment castings for aircraft engines, IGT engines, airframes, medical prostheses, armament and other industrial applications. The segment also provides alloys and waxes to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 33 percent of our sales in fiscal 2009.

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

Investment casting technology involves a technical, multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process begins with the creation of a wax pattern of the part to be cast, along with wax gates and risers to create pathways through which molten metal can flow throughout the ceramic mold. A ceramic shell is then formed around the wax pattern, followed by melting and draining the wax from the ceramic shell. Finally, molten metal is poured into the ceramic shell, the shell is removed after the metal cools, and the part undergoes final processing and inspection.

Because of the complexity of the manufacturing process and the application of proprietary technologies, we believe we are currently one of the few manufacturers that can consistently produce the largest, complex structural investment castings in quantities sufficient to meet our customers’ quality and delivery requirements. Our emphasis on low-cost, high-quality products and timely delivery has enabled us to become the leading supplier of structural and airfoil castings for jet aircraft and IGT engines and to expand into the structural airframe and armament markets.

The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. In fiscal 2002, the major economies of the United States and Europe began to slow, and, with the September 11, 2001 terrorist attacks in the second quarter of fiscal 2002, air travel declined significantly, resulting in several large commercial airline bankruptcies and weakened financial conditions for other airlines. This situation reduced demand for our commercial aerospace products, partially offset by military production, which increased in the aftermath of September 11. At the outset of fiscal 2005, however, the commercial aerospace market began a vigorous and sustained recovery driven by higher production rates of commercial aircraft at Airbus and Boeing, which lasted throughout fiscal 2008. However, late in fiscal 2009, production rates began to flatten due to the current global recession.

Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint ventures. As a result, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 40 years, and we have been supplying Pratt & Whitney with castings for its jet engines for more than 30 years. In addition, we have supplied small structural investment castings to Rolls-Royce for approximately 25 years and large structural castings for approximately 20 years, most recently for use in its Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

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

Aerospace Airfoil Castings

We manufacture precision cast airfoils, such as the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This part of the engine is considered the “hot section,” where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel-based superalloys and state-of-the-art casting techniques to manufacture airfoil castings with internal cooling passages that enable the airfoils to operate in an environment with temperatures higher than the melting point of the metal.

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

IGT Castings

In fiscal 1994, we began to manufacture investment castings for IGT engines. Due to contractual gains over the past several years, our market share has increased significantly, and we believe we are the leading supplier of investment castings used in IGT engines. Domestic IGT production began a significant decline in calendar 2001 due to weak economic conditions and falling demand for power generation capacity, mitigated slightly by continued international growth. In fiscal 2006, the market started to stabilize, and our IGT business benefited from continued market share gains and international growth, along with a slight recovery in domestic OEM orders. In recent years, international customers have been placing orders for even more efficient turbines, incorporating more advanced casting technology, thus increasing our dollar content per unit. This development, along with increased aftermarket activity and higher market shares in a growing customer base, has driven the requirement for significant new capacity. Our IGT products consist of airfoil castings and high-temperature combustion hardware used in large, land-based gas turbines designed for electrical power generation. In addition, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

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

Cannon Muskegon produces alloys primarily used by PCC and other manufacturers of investment castings. Several of these alloys are patented and trademarked, specifically formulated for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. Cannon Muskegon supplements our other ingot-making furnaces located in Portland, Oregon, and Minerva, Ohio, and our internal supply of nickel-based alloy for investment casting is managed through this group of facilities. The alloys produced by Cannon Muskegon also serve such diverse markets as medical, recreational and general industrial.

Argüeso manufactures advanced technology investment casting wax blends for us and other companies with investment casting operations. In addition, Argüeso serves the machining industry with Rigidax® tooling compound, a patented product used to prevent part vibration or movement during a machining operation.

Forged Products

We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Similarly, the dynamics of the aerospace and power generation markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. In addition, we manufacture high performance nickel-based alloys used to produce forged components for aerospace and non-aerospace markets, which include products for oil and gas, chemical processing, pollution control and other industrial applications. The Forged Products segment accounted for approximately 44 percent of our sales in fiscal 2009.

Forged Components

We manufacture forged components from sophisticated titanium and nickel-based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components, made of titanium, steel and other alloys, are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps and housings. We also provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and industrial gas turbine engines, as well as shafts, cases, and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products, primarily in the form of extruded, seamless pipe, for the domestic and international energy markets, which include coal and nuclear power plants, co-generation projects, and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

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

Extrusion—The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48 inches and a wall thickness from 0.5 inches up to 7 inches for applications in the power generation and oil and gas industries, including main stream lines, hot re-treat lines, and other high-stress / high-temperature fluid transmission systems. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered materials can be compacted and extruded into forging billets with this press.

In April 2007, we acquired McWilliams Forge Company, Inc. (“McWilliams”), a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications based in Rockaway, New Jersey. McWilliams has established solid, long-term relationships with manufacturers of smaller aircraft engines, which will extend the customer reach of our forging operations. In addition, McWilliams has a state-of-the-art screw press, providing us with the capability of forging components in different materials and size ranges.

On December 4, 2008, we acquired Hackney Ladish Holding Corp. (“Hackney Ladish”), a leading producer of forged pipe fittings for critical energy infrastructure and related applications. Hackney Ladish offers the widest range of product types and sizes in the industry. Fittings are used in piping systems throughout the energy value chain, from drilling through processing and storage. Hackney Ladish’s products connect pipe, change the direction of flow, increase or reduce pipe sizes, join or separate flow, or cap pipe ends. Headquartered in Dallas, Texas, Hackney Ladish operates manufacturing facilities in Russellville, Arkansas, and Enid, Oklahoma.

We believe that we are the world leader in producing forged rotating components for use in jet aircraft engines. These parts are forged from billets (ingots converted in our cogging and extrusion presses) and from metal powders (primarily nickel alloys) that are produced, consolidated and extruded into billets entirely in our own facilities. In addition, we purchase billets from outside metal suppliers.

High-Performance Forging Alloys

In May 2006, we acquired Special Metals Corporation (“SMC”), a world leader in the production of high-performance, nickel-based alloys and superalloys, principally used in the manufacture of forged components designed to operate under extreme conditions in oil and gas, chemical/petrochemical, pollution control and other critical applications. SMC, in conjunction with our high-performance alloy production facilities in western Australia and the United States, provides us with an expanded internal supply of nickel-based alloys for our forging operations, which enables us to better manage our overall value stream now and in the future.

With the acquisition of SMC, we are the world’s largest and most diversified producer of high-performance nickel-based alloys, supplying more than 5,000 customers. Our alloys, which provide high-temperature strength and corrosion resistance, aqueous corrosion resistance, and toughness and strength in certain embrittling environments, are principally used to manufacture forged components required in the most technically demanding industries and applications. Power generation and commercial and military aerospace represent the largest markets served by SMC; other markets include high performance, nickel-based alloys for oil & gas, chemical & petrochemical processing, pollution control, thermal processing, electrical and heating elements, marine and welding applications.

Our alloying processes utilize electric arc, air induction and vacuum induction melting furnaces, while a few specialized alloys are made using a mechanical alloying process. Refining facilities include furnaces for argon-oxygen-decarburization, vacuum arc remelting and electroslag remelting. Our major hot finishing processes include rotary forging, plate rolling, bar rolling, press forging and extrusion of seamless tubulars and shapes. The latter two processes are extensions of other similar operations within the Forged Products segment. Cold finishing processes include cold rolled sheet and strip, tube and pipe pilgering, and cold drawing of bar and wire. We produce nickel alloys in all standard mill forms from large ingots and billets to plate, sheet, strip, tubing, bar and wire, the latter of which includes core and filler wires for welding products. Our alloys are classified into unique families recognized worldwide and are sold under such trademarks as INCONEL®, INCOLOY®, MONEL®, NIMONIC®, UDIMET®, BRIGHTRAY® and NILO®.

Revert Management

In July 2007, we completed the acquisition of Caledonian Alloys Limited (“Caledonian”), the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT markets. Revert includes metal chips, casting gates, bar ends, forging flash and other byproducts from forging, casting, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide.

During the third quarter of fiscal 2008, Greenville Metals, a metal processing operation, was moved from the Investment Cast Products segment to the Forged Products segment to better align Greenville Metals’ business with synergies associated with the acquisition of Caledonian. Greenville Metals, Inc. provides metallurgical process solutions and services worldwide for us and other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers and foundries, permanent magnet and powder metal manufacturers and other industries with special metallurgical requirements.

Fastener Products

Through SPS Technologies and subsequent Fastener Products acquisitions, we have become a leading developer and manufacturer of highly engineered fasteners, fastener systems and precision components, primarily for critical aerospace applications. The majority of our Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 23 percent of our sales in fiscal 2009.

Fastener manufacturing begins with wire or metal bar of various diameters, which is cut into fastener blanks of prescribed lengths and then heat treated. Using highly engineered tools and thread dies, the fastener blanks are then formed into complex head shapes and thread configurations to meet exacting customer requirements.

Our aerospace fasteners and related components are manufactured from a variety of nickel, titanium, aluminum and steel alloys and are used on airframes, jet engines, aircraft wheels and brakes, landing gear assemblies, floor boards, and hydraulic systems. They are found in such flight- and safety-critical areas as the wing-to-fuselage, the stabilizers-to-fuselage and the engine-to-wing connections on an aircraft, as well as the airfoil-to-disc and disc-to-shaft connections on a jet engine. These fasteners and related components are not only incorporated in new aircraft builds but are also integrally involved in the replacement cycle, particularly in aircraft engine and wheel and brake applications. The product line includes a variety of bolts, nuts, plate nuts, inserts, washers and other precision components. While the fasteners and related components are predominantly produced to demanding customer designs, we continue to be active in developing trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance and/or lighter weight. These include AEREX®, MULTIPHASE®, MP35N® and MP159® high-temperature nickel-based alloys.

We have also developed a variety of fasteners and related components or tools for use in aerospace and industrial applications requiring proven strength, close dimensional tolerances and high reliability. These technically advanced proprietary products are marketed under the brand names of CHERRYBUCK®, CHERRYMAX®, E-NUT®, FLEXLOC®, FORCEMATE®, FORCETEC®, GROMEX®, HI-LIFE®, MADE FROM SOLID®, MAXIBOLT®, STA-LOK® and TUKLOC®. We also hold licenses to use various well-recognized trademarks and technology in the manufacture of our fasteners and related components. These licensed trademarks include SLEEVBOLT®, TORX®, TORX-PLUS®, TAPTITE® , MORTORQ® and MAThread®.

The Fastener Products segment also includes businesses from the former Industrial Products group, including our subsidiaries J&L Fiber Services, Advanced Forming Technology (“AFT”), Environment One (“E/One”) and the PCC Precision Tool Group (“PTG”). J&L Fiber Services produces refiner plates and screen cylinders for use in the pulp and paper industry. AFT manufactures metal-injection-molded and ThixoFormed™ components for numerous industrial applications. E/One produces low-pressure sewer systems for residential and commercial applications and monitoring units utilized in the power generation industry. PTG manufactures a broad range of thread-rolling dies, trimming dies, punches and pins and steel and carbide forging tools for fastener production, principally for aerospace, automotive and general industrial and other applications.

On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts and machined details. Fluid fittings, manufactured in nickel, titanium and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid and pneumatic pressure throughout an aircraft.

On November 21, 2008, we acquired Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, Washington. With a cold expansion process pioneered in 1969, FTI is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. FTI has taken this foundation of creating a residual stress field around a cold-worked hole to develop innovative solutions that significantly reduce manufacturing and maintenance flow-time and costs. The resulting components are easier and faster to install, and the methods of aircraft assembly are enhanced.

Sales and Distribution

We sell our complex metal components and products into three major market areas: aerospace, power generation, and general industrial and other. The percentage of sales to these markets is shown below for fiscal 2009, 2008 and 2007.

Our sales to the aerospace market of $3,611.2 million in fiscal 2009 decreased 4 percent from $3,768.3 million in fiscal 2008. Sales to the aerospace market as a percentage of total net sales decreased from 56 percent in fiscal 2008 to 53 percent in fiscal 2009, due to the effect of a 58-day machinist strike at Boeing and growth in the IGT and extruded pipe markets. Our sales to the aerospace market of $3,768.3 million in fiscal 2008 increased 33 percent from $2,825.3 million in fiscal 2007. Sales to the aerospace market as a percentage of total net sales increased from 54 percent in fiscal 2007 to 56 percent in fiscal 2008, principally reflecting steady OEM and aftermarket growth in commercial aerospace, as well as the impact of acquisitions within this market.

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

Major Customers

Net sales to General Electric were 11.8 percent, 12.0 percent and 11.7 percent of total sales in fiscal 2009, 2008 and 2007, respectively, as follows:

	Fiscal
	2009	2008	2007
Investment Cast Products	$524.1	$474.7	$372.3
Forged Products	244.9	305.7	212.0
Fastener Products	35.3	31.8	27.5

	$804.3	$812.2	$611.8

No other customer accounted for more than 10 percent of total sales; however, United Technologies, Rolls-Royce and Boeing are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog

The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $5.4 billion as of March 29, 2009, $6.0 billion as of March 30, 2008, and $4.8 billion as of April 1, 2007. The majority of the backlog is for sales to aerospace and power generation customers in the Investment Cast Products, Forged Products and Fastener Products segments. The decrease in backlog during fiscal 2009 reflects the impact of future inventory corrections within the commercial aerospace market, partially offset by growth in power generation markets and the impact of acquisitions. Approximately 81 percent of our backlog is expected to be filled within the 2010 fiscal year. The growth in backlog during fiscal 2008 as compared to fiscal 2007 reflected robust conditions in our core aerospace and power generation markets, higher levels of contractual material pass-through pricing related to higher material costs, and the impact of acquisitions.

The majority of sales to customers are made on individual purchase orders generated from long-term agreements. Most of our orders are subject to termination by the customer upon payment of the cost of work in process, plus a related profit factor. Historically, we have not experienced significant order cancellations, although we periodically receive requests for delays in delivery schedules.

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

Research and Development

We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities at these departments amounted to $13.5 million in fiscal 2009, $11.3 million in fiscal 2008 and $9.1 million in fiscal 2007. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation are charged to the cost of production and are not included in research and development expenditures.

Employees

At March 29, 2009, we had approximately 20,300 employees within our three segments, including nearly 8,400 employees in the Investment Cast Products segment, approximately 5,400 employees in the Forged Products segment and approximately 6,500 employees in the Fasteners segment. In addition, we had approximately 100 employees in corporate functions and approximately 200 in discontinued operations, for a total of approximately 20,600 employees. Approximately 22 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate three collective bargaining agreements affecting approximately 3 percent of the workforce during fiscal 2010. Management believes that labor relations in the Company have generally been satisfactory.

Patents and Trademarks

From time to time, we seek U.S. and foreign patent protection on certain of our processes and products. We have also federally registered several of our trademarks in the U.S. and foreign countries. We do not view patents or trademarks as materially important to our business as a whole. We also have rights and obligations under various license agreements. We receive no significant royalty income from patents.

Materials & Supplies

We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used or manufactured in our investment casting, forged and fastener product segments. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, and inflation. Similarly, supplies of the tool-grade steel we use may also be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers, and we employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production. We also enter into long-term supply agreements to fix the purchase price of strategic raw materials. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations

We purchase products from and supply products to businesses located outside the U.S. We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of foreign subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low-cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches. Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. Information with respect to sales and assets by geographic location is included in Part II, Item 8. Financial Statements and Supplementary Data.

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

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. At March 29, 2009, we had accrued aggregate environmental reserves of approximately $83.4 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our reserves represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The reserves include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identified vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of March 29, 2009, may be paid out over the next ten years, we anticipate that no individual site will be considered to be material.

We have been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under CERCLA, and under similar state statutes, PRPs are jointly and severally liable, and therefore the Company is potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may be jointly and severally liable. We are a party to various cost-sharing arrangements with other PRPs at certain sites. Our estimates of current reserves factor in these cost-sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. We are identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $3.7 million, or 4 percent, of our current environmental reserves.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”) clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a significant obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

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

Forward-looking Statements

Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, general industrial and automotive cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the impact on the Company of customer labor disputes; demand, timing and market acceptance of new commercial and military programs; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information

Our Annual Report on Form 10-K, quarterly report on Form 10-Q, proxy statement, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, as well as the annual report to shareholders, quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Conduct (the code of ethics that applies to the Registrants’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) may be received free of charge by calling Investor Relations at (503) 946-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 1A.	RISK FACTORS

Our growth strategy includes business acquisitions with associated risks.

In fiscal 2009, we completed the acquisition of Airdrome Holdings LLC, Fatigue Technology, Inc. and Hackney Ladish Holding Corp. We expect that we will continue to seek acquisitions of complementary businesses, products and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Our ability to complete acquisitions may be limited if necessary financing is difficult to access, unavailable or too costly to support a transaction. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business acquisitions entail a number of other risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management’s attention from our core businesses;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	decrease in our cash or an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Our failure to adequately address these acquisition risks could cause us to incur increased expenses or to fail to realize the benefits we anticipated from the transactions.

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 53 percent of our total sales in fiscal 2009. Our power generation sales constituted 25 percent of our total sales in fiscal 2009.

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

A substantial portion of our business is conducted with a relatively small number of large direct customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, and The Boeing Company. General Electric accounted for approximately 11.8 percent of our total sales for fiscal 2009. No other customer accounted for more than 10 percent of total sales; however, United Technologies, Rolls Royce and Boeing are also considered key customers. A financial hardship experienced by any one of these four customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.

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

Sales to the military sector constituted approximately 13 percent of our fiscal 2009 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding, or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.

Our business depends, in part, on the success of new commercial and military aircraft programs.

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

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant long term price concessions to our customers in the aerospace and power generation markets from time to time, and we expect customer pressure for further long term price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure will be a key determinate of future profitability and competitiveness.

Our business is dependent on a number of raw materials that are subject to volatility in price and availability.

We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals may be influenced by private or government cartels, changes in world politics, unstable governments in exporting nations and inflation. These metals are required for the alloys used or manufactured in our investment castings, forged products and fasteners segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

Our business is affected by federal rules, regulations and orders applicable to government contractors.

A number of our products are manufactured and sold under U.S. government contracts or subcontracts. Consequently, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consuming of internal resources. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business.

Our business is subject to environmental regulations and related liabilities and liabilities associated with chemicals and substances in the workplace.

We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties or the need to install pollution control equipment that could be costly. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to environmental laws that impose liability for historical releases of hazardous substances.

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs may be paid out over the next ten years, we anticipate that no individual site will be considered to be material. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts reserved.

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

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2009, approximately 19 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

We sell extruded pipe for the power generation market. A majority of these sales are exported to power generation customers in China, some of which are affiliated with the Chinese government. These sales are subject to the risks associated with international sales generally. In addition, changes in demand could result from a reduction of power plant build rates in China due to economic conditions or otherwise, or increased competition from Chinese manufacturers who have cost advantages or who may be preferred suppliers.

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

Our production may be interrupted due to equipment failures or other events affecting our factories.

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events, such as the interruption suffered by our Houston, Texas plant as a result of Hurricane Ike. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days which could have a material adverse effect on our business.

We could be faced with labor shortages, disruptions or stoppages if our relations with our employees were to deteriorate.

Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 22 percent of our employees are affiliated with unions or covered by collective bargaining agreements. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.

Product warranty and product liability risks could adversely affect our operating results.

We produce many critical parts for commercial and military aircraft and for high pressure applications in power plants. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture our parts to strict contractually-established standards and tolerances using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to product warranty costs and claims. These costs are generally not insured.

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

A global recession or continued disruption in the global financial markets presents risks and uncertainties that we cannot predict. Currently, we have seen a moderate decline in demand for our products due to these global economic conditions. However, our access to credit to finance our operations has not been materially limited. If these conditions continue or worsen, we face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	567	42,118	42,685
Foreign	—	—	—	—
Investment Cast Products
Domestic	52	796,273	2,447,381	3,243,654
Foreign	5	15,000	372,960	387,960
Forged Products
Domestic	37	428,847	6,066,979	6,495,826
Foreign	26	623,213	2,407,207	3,030,420
Fastener Products
Domestic	35	1,222,862	1,633,140	2,856,002
Foreign	19	318,513	816,605	1,135,118
Discontinued Operations
Domestic	2	—	495,000	495,000
Foreign	4	—	98,375	98,375
Total Company
Domestic	128	2,448,549	10,684,618	13,133,167
Foreign	54	956,726	3,695,147	4,651,873

Total	182	3,405,275	14,379,765	17,785,040

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

In October 2008, the West Virginia Department of Environmental Protection (“DEP”) filed a lawsuit in the Circuit Court of Cabell County alleging that a Special Metals Corporation subsidiary placed off-site hazardous waste water from its Burnaugh, Kentucky facility into two non-permitted sumps at its Huntington, West Virginia facility. The waste water was transported in 26 shipments over a three-day period in May-June 2007. The complaint acknowledged the subsidiary’s eventual proper treatment and disposal of the waste water. The complaint did not allege any harm to the environment. On April 13, 2009, this incident was settled by Special Metals Corporation agreeing to pay $110,024 to the DEP.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since		Age	Position Held With the Registrant
Mark Donegan	(b	) 1992	52	Chairman and Chief Executive Officer
Shawn R. Hagel	(c	) 1997	43	Senior Vice President and Chief Financial Officer and Assistant Secretary
Kenneth D. Buck	(d	) 2005	49	Executive Vice President and President-PCC Airfoils and Wyman-Gordon
Steven G. Hackett	(e	) 2004	52	Executive Vice President
Kevin M. Stein	(f	) 2009	43	Executive Vice President and President-Fastener Products
Roger A. Cooke	(g	) 2000	60	Senior Vice President-General Counsel and Secretary
John W. Ericksen	(h	) 2006	47	Senior Vice President-Corporate Training and Organizational Development
Ross M. Lienhart	(i	) 2004	56	Senior Vice President and President-Structurals Casting Operations
Joseph I. Snowden	(j	) 2006	52	Senior Vice President and President-Special Metals Corporation
Roger P. Becker	(k	) 2008	55	Vice President-Corporate Taxes and Assistant Secretary
Steven C. Blackmore	(l	) 2008	47	Vice President and Treasurer and Assistant Secretary
Byron J. Gaddis	(m	) 2000	52	Vice President and Chief Information Officer
Russell S. Pattee	(n	) 2008	45	Vice President-Corporate Controller and Assistant Secretary
Kirk G. Pulley	(o	) 2004	40	Vice President-Strategic Planning and Corporate Development

(a)	The above information is reported as of May 1, 2009. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.
(b)	Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President-Wyman-Gordon in 1999. Previously served as President-PCC Structurals.
(c)	Elected Senior Vice President and Chief Financial Officer and Assistant Secretary in 2008. Previously was elected Vice President, Corporate Controller in 2000.
(d)	Elected Executive Vice President and President-PCC Airfoils and Wyman-Gordon in 2008. Previously was elected Senior Vice President and President-PCC Airfoils in 2005. Previously served as the President of PCC Airfoils and Vice President and General Manager of the Minerva Plant.
(e)	Elected Executive Vice President and President-Fastener Products Division in 2007. He transitioned from this position in 2009 and continues to serve as an Executive Vice President of the Company. Previously, he was Vice President in charge of PCC Structurals’ small structural business operations.
(f)	Elected Executive Vice President and President-Fastener Products Division in 2009. Prior to joining PCC, he was Division President for Cooper Industries and General Manager for Tyco Electronics.
(g)	Elected Senior Vice President-General Counsel and Secretary in 2008. Previously was elected Vice President-Regulatory and Legal Affairs and Secretary in 2000.
(h)	Elected Senior Vice President Organizational Development in 2008. Previously served as Senior Vice President-Small Structurals Casting Operations, Vice President-Corporate Organizational Development, and President-Wyman-Gordon Forgings East.
(i)	Elected Senior Vice President and President-Large Structurals Casting Operations in 2006. Previously served as Senior Vice President and President-PCC Structurals.
(j)	Elected Senior Vice President and President-Special Metals Corporation in 2006. Previously served as President of Specialty Material and Alloys Group.
(k)	Elected Vice President in 2008. Prior to joining PCC, he served as Vice President Taxes for Smurfit-Stone Container Corporation.
(l)	Elected Vice President and Treasurer and Assistant Secretary in 2008. Previously served as Assistant Treasurer.
(m)	Elected Vice President in 2000.
(n)	Elected Vice President in 2008. Prior to joining PCC, he served as Vice President and Corporate Controller for Merix Corporation and Corporate Controller for Louisiana-Pacific Corporation.
(o)	Elected Vice President-Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 29, 2009, there were 5,910 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. For information concerning the quarterly high and low closing prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

Return to Shareholders Performance Graph

The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2004 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends. In addition, information has been adjusted to reflect the two-for-one stock split effective in September 2005.

MEASUREMENT PERIOD

(by fiscal year)

	2004	2005	2006	2007	2008	2009
S&P 500	100.0	107.74	121.16	135.49	127.89	81.41
S&P 500 Aerospace & Defense	100.0	127.92	157.52	182.81	191.45	116.02
Precision Castparts Corp.	100.0	177.02	277.30	486.54	474.37	295.93

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (1)

(Unaudited) (In millions, except employee, shareholder and per share data) Fiscal	2009	2008	2007	2006	2005
Net sales	$6,827.9	$6,749.8	$5,220.8	$3,382.1	$2,755.8
Net income (loss):
Continuing operations	$1,038.1	$959.1	$603.5	$338.7	$237.8
Net income (loss)	$1,044.5	$987.3	$633.1	$350.6	$(1.7)
Return on sales from continuing operations	15.2%	14.2%	11.6%	10.0%	8.6%
Return on beginning shareholders’ equity from continuing operations	25.7%	33.8%	28.2%	19.0%	13.9%
Net income (loss) per common share (basic):
Continuing operations	$7.45	$6.94	$4.44	$2.54	$1.82
Net income (loss)	$7.49	$7.15	$4.66	$2.63	$(0.01)
Net income (loss) per common share (diluted):
Continuing operations	$7.38	$6.84	$4.37	$2.50	$1.79
Net income (loss)	$7.43	$7.04	$4.59	$2.58	$(0.01)
Weighted average shares of common stock outstanding
Basic	139.4	138.1	136.0	133.3	130.6
Diluted	140.6	140.2	138.0	135.7	133.0
Cash dividends declared per common share (2)	$0.12	$0.12	$0.12	$0.105	$0.06
Working capital	$1,723.9	$1,167.5	$378.7	$465.3	$433.4
Total assets	$6,721.4	$6,050.1	$5,258.7	$3,747.8	$3,625.0
Total debt	$306.0	$353.9	$871.4	$674.3	$840.2
Total equity	$4,859.8	$4,045.0	$2,836.2	$2,140.5	$1,780.4
Total debt as a percent of total debt and equity	5.9%	8.0%	23.5%	24.0%	32.1%
Book value per share	$34.74	$29.10	$20.67	$15.84	$13.45
Capital expenditures (3)	$205.7	$227.4	$223.1	$99.4	$67.6
Number of employees (4)	20,611	21,558	20,026	16,040	15,384
Number of shareholders of record	5,910	7,617	7,075	6,564	5,633

(1)	All share and per share information has been restated to reflect the 2-for-1 stock split effective September 2005
(2)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters
(3)	Includes capital expenditures of discontinued operations
(4)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share data)

Business overview

Our businesses responded aggressively in a very challenging environment in fiscal 2009, attaining record levels of sales, operating income, net income from continuing operations, and earnings per share in the face of weakening foreign currency versus the U.S. dollar, lower average material prices, and a strike at a major aerospace customer. These results were principally driven by continuing strong conditions in our power generation markets and solid aerospace fastener growth, in addition to disciplined cost reduction and operational improvements across all of our segments. Also, during the year, we successfully acquired three strategically important acquisitions within the Forged and Fasteners Products segments.

On December 4, 2008, we acquired Hackney Ladish Holding Corp. (“Hackney Ladish”), a leading producer of forged pipe fittings for critical energy infrastructure and related applications. With more than 80 years of experience manufacturing pipe fittings, Hackney Ladish offers the widest range of product types and sizes in the industry. Fittings are used in piping systems throughout the energy value chain, from drilling through processing and storage. Hackney Ladish’s products connect pipe, change the direction of flow, increase or reduce pipe sizes, join or separate flow, or cap pipe ends. This acquisition extends our reach into oil and gas markets and provides profitable growth opportunities for our seamless pipe and nickel-alloy tubing operations. Headquartered in Dallas, Texas, Hackney Ladish operates manufacturing facilities in Russellville, Arkansas and Enid, Oklahoma. The Hackney Ladish acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

On November 21, 2008, we acquired Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, Washington. FTI pioneered the cold expansion process in 1969 and is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. FTI has taken this foundation of creating a residual stress field around a cold-worked hole to develop innovative solutions that significantly reduce manufacturing and maintenance flow-time and costs. The resulting components are easier and faster to install, and the methods of aircraft assembly are enhanced. This acquisition continues our strategy of expanding into additional critical aerospace fastener products, thus offering our customers a wider selection of fasteners to meet all of their requirements. The FTI acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. This acquisition also fits our strategy of enhancing our critical aerospace fastener family of products to serve our customers better. The Airdrome acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Also, during the year, we continued to increase manufacturing capacity to support growth in our core markets with completion or initiation of various large-scale capital expenditure projects, primarily within the Investment Cast Products segment. We expect fiscal 2010 capital expenditures will be approximately 5 to 10 percent lower than fiscal 2009 spending levels, with the most significant equipment upgrade and capacity expansion projects planned within the Forged Products and Investment Cast Products segments to support production demand.

We fully understand the challenges ahead of us through the first and second quarters of fiscal 2010. Our aerospace customers are making corrections to their inventories that will take some anticipated growth out of their schedules and will impact each of our three operating segments. The second quarter will also have its seasonal challenges of scheduled forge shutdowns for maintenance and extended holidays in our European operations. We are taking decisive actions on every front. We expect to see opportunities throughout our businesses to reduce operating costs and to continue to deliver strong margin performance, including higher productivity, more effective material utilization, higher yields, and lower scrap and rework. Looking ahead, we will continue to capitalize on our strong foundation across all markets. Industrial gas turbine (“IGT”) aftermarket sales are growing, and we continue to gain market share and expand our customer base, countering any softening in our base OEM sales. The seamless pipe market for large coal-fired power plants remains stable. In addition, we are attacking new markets and steadily growing positions where we have had little to no share in the past.

	Fiscal Year			% Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales	$6,827.9	$6,749.8	$5,220.8	1%	29%
Cost of goods sold	4,838.1	4,895.9	3,937.4	(1)%	24%
Selling and administrative expenses	390.1	353.5	326.9	10%	8%
Restructuring and asset impairment	11.8	6.1	—	93%	NA
Interest expense, net	10.4	42.3	52.0	(75)%	(19)%

Income before income tax and minority interest	1,577.5	1,452.0	904.5	9%	61%
Income tax expense	539.1	491.7	299.6	10%	64%
Minority interest	(0.3)	(1.2)	(1.4)	(75)%	(14)%

Net income from continuing operations	1,038.1	959.1	603.5	8%	59%
Net income from discontinued operations	6.4	28.2	29.6	(77)%	(5)%

Net income	$1,044.5	$987.3	$633.1	6%	56%

Net income per share from continuing operations (basic)	$7.45	$6.94	$4.44	7%	56%
Net income per share from discontinued operations (basic)	0.04	0.21	0.22	(81)%	(5)%

Net income per share (basic)	$7.49	$7.15	$4.66	5%	53%

Net income per share from continuing operations (diluted)	$7.38	$6.84	$4.37	8%	57%
Net income per share from discontinued operations (diluted)	0.05	0.20	0.22	(75)%	(9)%

Net income per share (diluted)	$7.43	$7.04	$4.59	6%	53%

	Fiscal Year			% Increase/(Decrease)
Sales by Market	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Aerospace	$3,611.2	$3,768.3	$2,825.3	(4)%	33%
% of total	53%	56%	54%
Power Generation	1,703.3	1,650.3	1,132.4	3%	46%
% of total	25%	24%	22%
General Industrial & Other	1,513.4	1,331.2	1,263.1	14%	5%
% of total	22%	20%	24%

Total Sales	$6,827.9	$6,749.8	$5,220.8	1%	29%
% of total	100%	100%	100%

Average market price of key metals	Fiscal Year			Increase/(Decrease)
(per pound)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$	%	$	%
Nickel	$7.61	$15.27	$13.32	$(7.66)	(50)%	$1.95	15%
London Metals Exchange (1)
Titanium	$2.64	$6.73	$15.20	$(4.09)	(61)%	$(8.47)	(56)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$31.04	$34.36	$19.78	$(3.32)	(10)%	$14.58	74%
Metal Bulletin COFM.8 Index (1)

(1)	Source: Bloomberg

Fiscal 2009 compared with fiscal 2008

Total sales for fiscal 2009 were $6,827.9 million, an increase of $78.1 million, or 1 percent, from fiscal 2008 sales of $6,749.8 million. Total aerospace sales decreased 4 percent over fiscal 2008 levels, and decreased from 56 percent of total sales in fiscal 2008 to 53 percent of total sales in fiscal 2009. Power generation sales increased 3 percent over fiscal 2008 levels, and increased from 24 percent of total sales in fiscal 2008 to 25 percent of total sales in fiscal 2009. Sales to the general industrial and other markets increased 14 percent over the prior year, and increased from 20 percent of total sales in fiscal 2008 to 22 percent of total sales in fiscal 2009. The increase in sales was driven by the addition of approximately $65 million in sales from Airdrome, Fatigue and Hackney Ladish, which were acquired in the third quarter of fiscal 2009, and from steady improvement in IGT, extruded pipe and aerospace fasteners sales. This was partially offset by the impacts of the Boeing strike, which negatively impacted sales by approximately $184 million in fiscal 2009, and lower nickel alloy selling prices and increased internal sales at our Special Metals businesses, which negatively impacted sales by approximately $179 million and $59 million, respectively. Contractual material pass-through pricing also declined, increasing sales by approximately $419.5 million in fiscal 2009 versus approximately $460.9 million in fiscal 2008. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months. In addition, our foreign operations reported approximately $152.9 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, the Euro, Brazilian real and Australian dollar. With regard to the commercial aircraft industry, aircraft deliveries decreased 3.4 percent in calendar year 2008, and Boeing and Airbus deliveries combined show a relatively flat growth rate through calendar year 2009. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Cost of goods sold was $4,838.1 million, or 71 percent of sales, in fiscal 2009 as compared to $4,895.9 million, or 73 percent of sales, in fiscal 2008. The improvement in the year-over-year percentage reflects increased productivity and improved material utilization compared to fiscal 2008. Contractual material pass-through pricing diluted gross margin by 1.9 percentage points in fiscal 2009 compared to 2.0 percentage points last year.

Selling and administrative expenses were $390.1 million, or 6 percent of sales, in fiscal 2009 compared to $353.5 million, or 5 percent of sales, in fiscal 2008. The higher year-over-year percentage was primarily due to increased stock-based compensation expense and the inclusion of our three new acquisitions in the third quarter of fiscal 2009 and a full year of Caledonian operations, partially offset by lower expense related to our deferred compensation plan compared to the prior year.

Net income from continuing operations for fiscal 2009 was $1,038.1 million, or $7.38 per share (diluted), which included restructuring charges totaling $0.06 per share (diluted). By comparison, net income from continuing operations for fiscal 2008 was $959.1 million, or $6.84 per share (diluted), which also included restructuring charges totaling $0.03 per share (diluted). Fiscal 2009 net income (including discontinued operations) was $1,044.5 million, or $7.43 per share (diluted), compared with net income of $987.3 million, or $7.04 per share (diluted) in fiscal 2008. Fiscal 2009 net income includes income of $6.4 million, or $0.05 per share (diluted), from discontinued operations, compared to income of $28.2 million, or $0.20 per share (diluted), in the prior year.

Fiscal 2008 compared with fiscal 2007

Total sales for fiscal 2008 were $6,749.8 million, an increase of $1,529.0 million, or 29 percent, from fiscal 2007 sales of $5,220.8 million. Total aerospace sales increased 33 percent over fiscal 2007 levels, and increased from 54 percent of total sales in fiscal 2007 to 56 percent of total sales in fiscal 2008. Power generation sales increased 46 percent over fiscal 2007 levels, and increased from 22 percent of total sales in fiscal 2007 to 24 percent of total sales in fiscal 2008. Sales to the general industrial and other markets increased 5 percent over the prior year, and decreased from 24 percent of total sales in fiscal 2007 to 20 percent of total sales in fiscal 2008. The acquisitions of GSC Foundries, Inc. (“GSC”), Cherry Aerospace LLC (“Cherry”), McWilliams and Caledonian Alloys Group Limited (“Caledonian”) collectively contributed approximately $315 million of the year-over-year increase. The remaining increase in sales was principally driven by continued strength in our core aerospace and power generation markets. In addition, contractual pass-through pricing of higher material costs increased sales by approximately $460.9 million this year versus approximately $299.0 million in fiscal 2007. With regard to growth in the commercial aircraft industry, aircraft deliveries increased 8 percent in calendar 2007 from calendar 2006, and decreased 3.4 percent in calendar 2008 from calendar 2007. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Cost of goods sold was $4,895.9 million, or 73 percent of sales, in fiscal 2008 as compared to $3,937.4 million, or 75 percent of sales, in fiscal 2007. The improvement in the year-over-year percentage reflects the impact of leverage from higher sales volume and improved operating efficiencies, partially offset by increased raw material costs in fiscal 2008, primarily nickel and cobalt, which increased approximately 15 percent and 74 percent, respectively, on the London Metals Exchange and Metal Bulletin COFM.8 Index, respectively, compared to fiscal 2007.

Selling and administrative expenses were $353.5 million, or 5 percent of sales, in fiscal 2008 compared to $326.9 million, or 6 percent of sales, in fiscal 2007. The improved year-over-year percentage was primarily due to leverage from the higher sales volume and lower expense related to our deferred compensation plan compared to the prior year, partially offset by increased stock based compensation expense.

Net income from continuing operations for fiscal 2008 was $959.1 million, or $6.84 per share (diluted), which included restructuring charges totaling $0.03 per share (diluted). By comparison, net income from continuing operations for fiscal 2007 was $603.5 million, or $4.37 per share (diluted). Fiscal 2007 net income from continuing operations included tax benefits of $11.1 million, or $0.08 per share (diluted), associated with tax refund claims and changes in tax reserves resulting from completed and ongoing audits. Fiscal 2008 net income (including discontinued operations) was $987.3 million, or $7.04 per share (diluted), compared with net income of $633.1 million, or $4.59 per share (diluted) in fiscal 2007. Fiscal 2008 net income includes income of $28.2 million, or $0.20 per share (diluted), from discontinued operations, compared to income of $29.6 million, or $0.22 per share (diluted), in the prior year.

Business acquisitions

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.3 million, which was primarily paid in cash. These transactions resulted in $308.3 million of goodwill (of which $216.2 million is deductible for tax purposes) and $55.2 million of other intangible assets, including tradenames with indefinite lives valued at approximately $31.5 million. The impact of these acquisitions was not material to our consolidated results of operations; consequently, pro forma information has not been included. As of March 29, 2009, the purchase price allocations are subject to further refinement as analyses are completed. The following is a description of the three acquisitions.

On December 4, 2008, we acquired Hackney Ladish Holding Corp. (“Hackney Ladish”), a leading producer of forged pipe fittings for critical energy infrastructure and related applications. With more than 80 years of experience manufacturing pipe fittings, Hackney Ladish offers the widest range of product types and sizes in the industry. Fittings are used in piping systems throughout the energy value chain, from drilling through processing and storage. Hackney Ladish’s products connect pipe, change the direction of flow, increase or reduce pipe sizes, join or separate flow, or cap pipe ends. This acquisition extends our reach into oil and gas markets and provides profitable growth opportunities for our seamless pipe and nickel-alloy tubing operations. Headquartered in Dallas, Texas, Hackney Ladish operates manufacturing facilities in Russellville, Arkansas and Enid, Oklahoma. The Hackney Ladish acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

On November 21, 2008, we acquired Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, Washington. FTI pioneered the cold expansion process in 1969 and is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. FTI has taken this foundation of creating a residual stress field around a cold-worked hole to develop innovative solutions that significantly reduce manufacturing and maintenance flow-time and costs. The resulting components are easier and faster to install, and the methods of aircraft assembly are enhanced. This acquisition continues our strategy of expanding into additional critical aerospace fastener products, thus offering our customers a wider selection of fasteners to meet all of their requirements. The FTI acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. This acquisition also fits our strategy of enhancing our critical aerospace fastener family of products to serve our customers better. The Airdrome acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and $21.2 million ($21.5 million based on acquisition date exchange rate) was paid in the second quarter of fiscal 2009. We expect to pay one additional contingent payment of approximately $15.4 million ($21.5 million based on acquisition date exchange rate) in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, Caledonian operated nine revert processing facilities in six countries as of the date of acquisition. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $149.3 million of goodwill (which is not deductible for tax purposes) and other intangibles.

On April 3, 2007, we acquired McWilliams, a privately-held company in Rockaway, New Jersey, for $91.4 million in cash. Founded in 1880, McWilliams is a leading manufacturer of titanium, nickel and steel forgings, primarily for commercial and military aerospace applications. McWilliams operates both hammer and screw presses for open and closed die forging at its New Jersey facility. The McWilliams acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.

Fiscal 2007

On February 23, 2007, we acquired Cherry from Acument Global Technologies, Inc. (“Acument”) for $298.1 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts at its facility in Santa Ana, California. Cherry fills a gap in our product line of critical aerospace fasteners and opens up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On February 2, 2007, we acquired GSC, a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical and other end markets for $77.1 million in cash. GSC has operations in Ogden, Utah. The Saltillo, Mexico operation was closed subsequent to the acquisition. GSC enhances our small structural investment casting portfolio with its ability to produce larger components. The GSC acquisition is an asset purchase for tax purposes and operates as part of the Investment Cast Products segment.

On May 25, 2006, we acquired SMC, a manufacturer of high-performance nickel-based alloys and superalloys, which are sold internally and to third party customers. SMC provides our forging operations with nickel-based alloys for manufacturing aerospace components, enabling us to manage our overall value stream more cost effectively from raw material to forged components. The aggregate purchase price was $528.3 million, which principally included $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

Discontinued operations

Our financial statements were impacted by activities relating to the planned or completed divestiture of a number of our businesses. These businesses have been accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in our Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.

Fiscal 2009

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

Fiscal 2008

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations.

Also in the fourth quarter, we decided to sell the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations and continues to be marketed.

In January 2008, we completed the sale of Rescal for approximately $11.2 million. Rescal, which is located in France, was acquired with SMC and was held for sale since the first quarter of fiscal 2007. The sale of the business generated a tax-effected gain of $4.6 million, or $0.03 per share (diluted) in the fourth quarter of fiscal 2008.

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

Restructuring, asset impairment and other non-recurring charges

We regularly assess our cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets we serve. The following restructuring and asset impairment charges were recorded in fiscal 2009 and 2008.

Fiscal 2009

In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $11.8 million pursuant to plans to downsize operations across all segments. We had been gearing up for aerospace growth into fiscal 2010, whereas future demand now appears to be flattening out, particularly in the casting and forging aerospace markets. The charges consisted of $9.3 million for employee severance expenses and $2.5 million for impairments and relocation expenses related with long lived assets. These restructuring plans provided for terminations of approximately 990 employees in the third and fourth quarters of fiscal 2009 and first quarter of fiscal 2010. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $5.2 million, $3.7 million and $2.9 million, respectively, during fiscal 2009. As of March 29, 2009, $2.1 million remained in accrued liabilities related to the restructuring plans. The tax-effected impact of these charges was $7.9 million, or $0.06 per share (diluted).

Fiscal 2008

During the fourth quarter of fiscal 2008, the Investment Cast Products segment recorded restructuring charges of $6.1 million, primarily for shut down costs associated with an underutilized machining operation located in the United Kingdom. The tax-effected impact of these charges was $4.3 million, or $0.03 per share (diluted).

Overall Outlook, Impacts of the Global Economic Recession and Program Delays

Recent economic events have created recessionary economic conditions in many industries and created a crisis in global financial markets including commercial credit markets. While we are not immune to impacts of the current global recession, we believe our strong financial position will enable us to take advantage of opportunities in our markets served and continue to make operational improvements in our businesses.

During the recently completed fiscal 2009, approximately 53 percent of our sales were to customers in the global aerospace markets. Until the recent economic events occurred, we believed, based on customer forecasts, that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. We had built up our employee base in anticipation of that growth. We believe that although aerospace production rates will remain flat for fiscal 2010 as compared with fiscal 2009 levels, sales will be negatively impacted by inventory corrections due in part to delays in both the Boeing 787 and Airbus A380 programs. We still believe that these programs will represent significant future revenue streams for the Company, but the revenues will be recognized later than originally anticipated. During the third quarter of fiscal 2009, we recognized restructuring charges of $11.8 million (before income taxes), which primarily related to downsizing the workforce in anticipation of the moderating future aerospace growth in the near-term. We have, however, been able to increase our market share in aerospace, particularly in the Fasteners Products segment. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather the economic downturn. Therefore, while there is significant uncertainty as to the direction of the economy in future periods, we do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During fiscal 2009, approximately 25 percent of our sales were to customers in the global power generation markets, which include our IGT business as well as sales of our seamless extruded pipe. We expect steady demand in both of these product lines due to demand rates, large current sales backlogs and our ability to win further market share. Our most significant customers in the power generation markets are primarily large, well-financed businesses that we believe should have the ability to weather the economic downturn or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

The remaining 22 percent of our sales in fiscal 2009 were into general industrial markets, including the automotive markets. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We have taken, and will continue to take, precautionary measures with customers in these markets to limit our exposure, to the extent possible, to potential bankruptcies and other financial issues experienced by these customers. These measures include shortening cash collection terms, regular updating of credit profiles, discontinuance of further business with customers not paying in a timely manner and the requirement of cash in advance of shipments, among others. Due to the diversity of markets and customer profiles in these businesses and the precautionary steps referred to previously, we do not anticipate severe impacts on our business or significant exposure to credit losses in these markets. However, it is reasonably possible that we may experience unanticipated unfavorable impacts.

We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans, which totaled approximately $1.2 billion as of the end of fiscal 2009, have experienced investment losses that averaged approximately 5 percent during fiscal 2009. This compares with our weighted average expected long-term annual investment return of 8 percent for U.S. plans and 7.5 percent for non-U.S. plans. The losses on our pension investments will result in increased net periodic pension expense in fiscal 2010. In the first month of fiscal 2010, we contributed $190.6 million to our defined benefit pension plans, including a voluntary contribution of $188.9 million, to increase plan funding and to mitigate the impact of these pension investment losses on our income in future years. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable. At this time, the Company does not expect to make any additional voluntary contributions to the defined benefit pension plans in fiscal 2010.

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

	Fiscal Year			% Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales:
Investment Cast Products	$2,291.3	$2,160.0	$1,748.3	6%	24%
Forged Products	2,978.4	3,168.1	2,350.6	(6)%	35%
Fastener Products	1,558.2	1,421.7	1,121.9	10%	27%

Consolidated net sales	$6,827.9	$6,749.8	$5,220.8	1%	29%

Segment operating income:
Investment Cast Products	$586.3	$521.8	$382.3	12%	36%
% of sales	25.6%	24.2%	21.9%
Forged Products	652.9	699.5	409.5	(7)%	71%
% of sales	21.9%	22.1%	17.4%
Fastener Products	459.0	373.7	251.7	23%	48%
% of sales	29.5%	26.3%	22.4%
Corporate expense	(98.5)	(94.6)	(87.0)	(4)%	(9)%

Total segment operating income	1,599.7	1,500.4	956.5	7%	57%
% of sales	23.4%	22.2%	18.3%
Restructuring and asset impairment	11.8	6.1	—
Interest expense, net	10.4	42.3	52.0

Consolidated income before income taxes and minority interest	$1,577.5	$1,452.0	$904.5

	Fiscal Year			% Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Contractual material pass-through:
Investment Cast Products	$81.3	$100.4	$55.8	(19)%	80%
Forged Products	325.9	345.9	224.4	(6)%	54%
Fastener Products	12.3	14.6	18.8	(16)%	(22)%

Total contractual material pass-through	$419.5	$460.9	$299.0	(9)%	54%

	Fiscal Year			% Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Intercompany sales: (1)
Investment Cast Products (2)	$263.8	$122.6	$71.4	115%	72%
Forged Products (3)	836.0	642.4	258.4	30%	149%
Fastener Products (4)	110.9	111.0	81.1	—	37%

Total intercompany sales	$1,210.7	$876.0	$410.9	38%	113%

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
(2)	Investment Cast Products: Includes intersegment sales of $24.0 million, $27.4 million and $4.1 million for fiscal 2009, 2008 and 2007, respectively.
(3)	Forged Products: Includes intersegment sales of $75.6 million, $41.0 million and $8.3 million for fiscal 2009, 2008 and 2007, respectively.
(4)	Fastener Products: Includes intersegment sales of $3.3 million, $2.3 million and $1.8 million for fiscal 2009, 2008 and 2007, respectively.

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and SMAG. These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Sales by Market:
Aerospace	$1,316.8	$1,314.5	$1,133.2	0%	16%
% of total	57%	61%	65%
Power Generation	686.2	567.8	409.5	21%	39%
% of total	30%	26%	23%
General Industrial & Other	288.3	277.7	205.6	4%	35%
% of total	13%	13%	12%

Total Sales	$2,291.3	$2,160.0	$1,748.3	6%	24%

Operating income	$586.3	$521.8	$382.3	12%	36%
% of sales	25.6%	24.2%	21.9%

Fiscal 2009 compared with fiscal 2008

The Investment Cast Products segment reported fiscal 2009 sales of $2,291.3 million, an increase of 6 percent from the prior year’s sales of $2,160.0 million. The year-over-year increase in sales reflects continuing strength and increased customer penetration in the global IGT markets and solid growth in aerospace markets in the first half of the fiscal year prior to the Boeing strike, which we estimate negatively impacted sales by approximately $112 million in fiscal 2009, and approximately $28 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound. Sales also include $81.3 million of higher pricing related to contractual pass-through of increased material costs compared to $100.4 million in fiscal 2008.

Operating income for the Investment Cast Products segment was $586.3 million or 25.6 percent of sales in fiscal 2009, compared to $521.8 million, or 24.2 percent of sales, in fiscal 2008. The increase in operating income reflects the impact of cost reductions and improved productivity and lower raw material costs, primarily nickel and titanium, which have decreased approximately 50 percent and 61 percent, respectively, on the London Metals Exchange (“LME”) and Metalprices.com, respectively, compared to fiscal 2008, which helped to offset the negative impact of lost sales due to the Boeing strike. The weakening of foreign currencies relative to the U.S. dollar had a negative impact of approximately $5 million on operating income in fiscal 2009. The continued improvement in operating margins as a percent of sales was driven by higher productivity, effective material utilization and lower scrap costs. Contractual material pass-through pricing diluted operating margins by 0.9 percentage points in fiscal 2009 compared to 1.2 percentage points last year.

The Investment Cast Products segment anticipates slightly reduced sales in fiscal 2010, primarily driven by decreased demand from commercial aerospace as the industry completes inventory corrections in the first half of the fiscal year to adjust from previous growth expectations. [Continued weakness in international currencies would also impact this segment.] Reduced aerospace sales and negative currency impact are expected to be partially offset by continued growth in power generation sales, with additional capacity utilized to support this growth. Operating margins, as a percent of sales, are expected to improve in fiscal 2010 as a result of continued improvements in operating efficiencies.

Fiscal 2008 compared with fiscal 2007

The Investment Cast Products segment reported fiscal 2008 sales of $2,160.0 million, an increase of 24 percent from the prior year’s sales of $1,748.3 million. Approximately $45 million, or 11 percent of this increase reflects incremental sales of GSC, which was acquired in the fourth quarter of fiscal 2007. The remaining increase in sales reflects growth in the commercial and regional aerospace markets and strengthening demand in the IGT power generation businesses from fiscal 2008. Sales also include $100.4 million of higher pricing related to contractual pass-through of increased material costs compared to $55.8 million in fiscal 2007.

Operating income for the Investment Cast Products segment was $521.8 million or 24.2 percent of sales in fiscal 2008, compared to $382.3 million, or 21.9 percent of sales, in fiscal 2007. The increase in operating income reflects the impact of higher sales volume, partially offset by higher raw material costs, primarily nickel and cobalt, which increased approximately 15 percent and 74 percent, respectively, on the London Metals Exchange and Metal Bulletin COFM.8 Index, respectively, compared to fiscal 2007. The continued improvement in operating margins as a percent of sales was driven by leverage from the increased sales volume and improved manufacturing performance, partially offset by the impact of higher raw material costs and pass-through pricing. While the majority of the higher material costs were recovered from contractual terms allowing for pass-through pricing to protect operating income, they dilute operating income as a percent of sales. Contractual material pass-through pricing diluted operating margins by 1.2 percentage points in fiscal 2008 compared to 0.7 percentage points last year.

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

	Fiscal Year			% Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Sales by Market:
Aerospace	$1,158.0	$1,476.1	$1,024.0	(22)%	44%
% of total	39%	47%	44%
Power Generation	997.6	1,064.1	704.1	(6)%	51%
% of total	33%	33%	30%
General Industrial & Other	822.8	627.9	622.5	31%	1%
% of total	28%	20%	26%

Total Sales	$2,978.4	$3,168.1	$2,350.6	(6)%	35%

Operating income	$652.9	$699.5	$409.5	(7)%	71%
% of sales	21.9%	22.1%	17.4%

Fiscal 2009 compared with fiscal 2008

The Forged Products segment reported fiscal 2009 sales of $2,978.4 million, a decrease of 6 percent from the prior year’s sales of $3,168.1 million. The acquisition of Hackney Ladish in the third quarter of fiscal 2009 contributed approximately $24 million in incremental sales over the prior year. The decrease in sales from the prior year reflects the decline in external selling prices of nickel alloy from the segment’s three primary mills, which negatively impacted external sales by approximately $179 million in fiscal 2009 versus fiscal 2008. Nickel prices decreased approximately 50 percent on the LME compared to fiscal 2008. In addition, we estimate fiscal 2009 was negatively impacted by the Boeing strike by approximately $60 million. In fiscal 2009, the Forged Products segment dedicated more resources for internal production which impacted top-line revenues by approximately $59 million. In addition, the segment’s foreign operations reported approximately $85 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Australian dollar. These declines were partially offset by a 40.3 percent increase in extruded pipe sales. Fiscal 2009 sales also include $325.9 million of higher contractual pricing related to pass-through of increased raw material costs, compared to $345.9 million last year. Total intercompany sales, including sales within and between segments, increased from $642.4 million in fiscal 2008 to $836.0 million in fiscal 2009. These sales are eliminated in consolidation.

Operating income for the Forged Products segment was $652.9 million or 21.9 percent of sales in fiscal 2009, compared to $699.5 million, or 22.1 percent of sales, in fiscal 2008. Operating income was negatively impacted by lost sales related to the Boeing strike and the impact of the 29,000-ton press failure at the segment’s Houston facility during the year. In addition, the weakening of foreign currencies relative to the U.S. dollar had a negative impact of approximately $15 million on operating income in fiscal 2009. Increased efficiencies and improved internal coordination of resources and material utilization helped to partially offset the negative impact. The contractual pass-through of higher raw material costs diluted operating margins by 2.7 percentage points in both fiscal 2009 and 2008.

Sales within this segment are expected to be lower in fiscal 2010 consistent with declines in the commercial aerospace markets, partially offset by continued demand in extruded pipe, non-aerospace nickel alloy sales from our Special Metals Corporation mills and a full year of sales from Hackney Ladish. While we see opportunities for increased market share, the segment is also expected to continue to moderately grow its internal supply of materials in fiscal 2010, which will have a negative impact on reported top-line revenues. Continued weakness in international currencies would also impact this segment. Operating income as a percent of sales is expected to show improvement, benefiting from the expected increase in extruded pipe sales and further cost reduction initiatives.

Fiscal 2008 compared with fiscal 2007

The Forged Products segment reported fiscal 2008 sales of $3,168.1 million, an increase of 35 percent from the previous year’s sales of $2,350.6 million. Approximately $150 million or 18 percent of the increase in sales reflects the acquisitions of McWilliams and Caledonian. The remaining increase in year-over-year sales was driven by increased demand for aerospace products, improving demand in the North American market for extruded pipe, and a full year of sales from SMC compared to 10 months in fiscal 2007. Sales of extruded pipe increased 38 percent year-over-year, from $272.6 million in fiscal 2007 to $375.8 million in fiscal 2008. Fiscal 2008 sales also include $345.9 million of higher contractual pricing related to pass-through of increased raw material costs, compared to $224.4 million in fiscal 2007. In fiscal 2008, the Forged Products segment dedicated more resources for internal production which impacts top-line revenues. Total intercompany sales, including sales within and between segments, increased from $258.4 million in fiscal 2007 to $642.4 million in fiscal 2008. These sales are eliminated in consolidation.

Operating income for the Forged Products segment was $699.5 million or 22.1 percent of sales in fiscal 2008, compared to $409.5 million, or 17.4 percent of sales, in fiscal 2007. Operating income as a percent of sales benefited from increased sales volume, which included increased sales of higher margin power generation products, and from implementation of successful cost-reduction initiatives. In addition to continuing improvements from base businesses, SMC continued to make significant margin improvements throughout the year, which were driven by continuing yield improvements, higher production volumes, and inventory reductions. These improvements were partially offset by higher material costs, primarily nickel and cobalt, which increased approximately 15 percent and 74 percent, respectively, on the London Metals Exchange and Metal Bulletin COFM.8 Index, respectively, compared to fiscal 2007. The contractual pass-through of higher raw material costs diluted operating margins by 2.7 percentage points in fiscal 2008 compared to 1.8 percentage points in fiscal 2007.

Fastener Products

The Fastener Products segment includes the Aerospace Fasteners and Engineered Fasteners groups. In addition, the segment includes the integration of the former Industrial Products segment in the fourth quarter of fiscal 2007. The businesses that comprise this segment produce fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets as well as applications and monitoring units utilized in the power generation industry.

	Fiscal Year			% Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Sales by Market:
Aerospace	$1,136.5	$977.7	$668.0	16%	46%
% of total	73%	69%	60%
Power Generation	19.4	18.4	18.8	5%	(2)%
% of total	1%	1%	1%
General Industrial & Other	402.3	425.6	435.1	(5)%	(2)%
% of total	26%	30%	39%

Total Sales	$1,558.2	$1,421.7	$1,121.9	10%	27%

Operating income	$459.0	$373.7	$251.7	23%	48%
% of sales	29.5%	26.3%	22.4%

Fiscal 2009 compared with fiscal 2008

The Fastener Products segment reported fiscal 2009 sales of $1,558.2 million, a 10 percent increase from fiscal 2008 sales of $1,421.7 million. The increase in sales primarily resulted from aerospace sales growing approximately 16 percent compared to the prior year largely due to market share gains. The growth in aerospace sales included approximately $41 million related to Airdrome and FTI, which were acquired in the third quarter of fiscal 2009. The segment overcame negative pressures due to the Boeing strike, which accounted for a decrease in Fastener Products sales of approximately $12 million in fiscal 2009. Additional negative impacts to sales in this segment included the continuation of a depressed North American automotive market, coupled with softening in both the European and Brazilian automotive markets, as well as weakness in other areas of the general industrial market. In addition, our foreign operations reported approximately $39 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Brazilian real.

Operating income for the Fasteners segment was $459.0 million or 29.5 percent of sales in fiscal 2009, compared to $373.7 million, or 26.3 percent of sales, in fiscal 2008. The improvement in operating margins reflected leverage from the increased sales volume and increased sales in the higher margin aerospace business, as well as the impact of continued efforts to reduce costs and improve manufacturing processes. This was slightly offset by the weakening of foreign currencies relative to the U.S. dollar, which had a negative impact of approximately $10 million on operating income in fiscal 2009.

Fastener Products segment sales are expected to be relatively flat during fiscal 2010 as a result of decreased demand from aerospace customers primarily in the business jet and distributor businesses, partially offset by continued market share gains and a full year of sales from the acquisitions that were completed in the third quarter of fiscal 2009. Continued weakness in international currencies would also impact this segment. Operating income as a percent of sales is expected to improve due to continuing cost take-outs.

Fiscal 2008 compared with fiscal 2007

The Fastener Products segment reported fiscal 2008 sales of $1,421.7 million, a 27 percent increase from fiscal 2007 sales of $1,121.9 million. The increase in sales primarily resulted from higher sales from the Aerospace Fastener operations, of which approximately $121 million represented incremental sales from a full year of Cherry Aerospace, acquired in the fourth quarter of fiscal 2007. Sales from the Engineered Fastener and industrial products operations decreased 4 percent year-over-year, principally due to weaker demand from the automotive industry.

Operating income for the Fasteners segment was $373.7 million or 26.3 percent of sales in fiscal 2008, compared to $251.7 million, or 22.4 percent of sales, in fiscal 2007. The improvement in operating margins reflected leverage from the increased sales volume and increased sales in the higher margin aerospace business, as well as the impact of continued efforts to reduce costs and improve manufacturing processes.

Interest and taxes

Net interest expense in fiscal 2009 was $10.4 million, compared with $42.3 million in fiscal 2008. The lower net interest expense was due to significantly reduced debt levels, lower borrowing rates, and higher interest income earned on higher average cash balances compared to the prior year. Net interest expense in fiscal 2008 was $42.3 million, compared with $52.0 million in fiscal 2007. The lower net interest expense in fiscal 2008 was due to reduced debt levels, lower borrowing rates, and higher interest income compared to the previous year.

The effective tax rate for fiscal 2009 was 34.2 percent, 0.3 percentage points higher than the 33.9 percent effective tax rate in fiscal 2008. The increase in tax rate was principally due to reduced tax benefits from lower foreign tax rates, a decrease in benefits from the U.S. manufacturing deduction (due to increased tax deductions for pension contributions), and a reduction in favorable audit settlements year over year, partially offset by an increase in benefits from the federal research credit.

The effective tax rate for fiscal 2008 was 33.9 percent, compared with 33.2 percent in fiscal 2007. The slight increase in tax rate was principally due to reduced tax benefits from audit settlements in fiscal 2008 compared to fiscal 2007, and the loss of the extraterritorial income exclusion benefit in 2008, which was partially offset by a larger U.S. manufacturing deduction in 2008 compared to 2007.

Liquidity and capital resources

Total assets of $6,721.4 million at March 29, 2009 represented a $671.3 million increase from the $6,050.1 million balance at March 30, 2008, principally reflecting a $498.0 million addition of total assets from the acquisitions of Airdrome, Fatigue and Hackney Ladish, in addition to $333.2 million of higher cash balances. Partially offsetting this increase was lower accounts receivable balances due to lower external sales and the timing of sales and customer payments. Total capitalization at March 30, 2009, was $5,165.8 million, consisting of $306.0 million of debt and $4,859.8 million of equity. The debt-to-capitalization ratio improved to 5.9% at March 29, 2009 from 8.1% at the end of fiscal 2008, reflecting the impact of reduced debt resulting from strong cash flows from operations and the impact of increased equity from earnings.

Cash as of March 29, 2009 was $554.5 million, up $333.2 million from the end of fiscal 2008, and total debt was $306.3 million (including $0.3 million from discontinued operations), down $48.7 million since the end of fiscal 2008. The net positive cash flow of $381.9 million reflects cash generation from operations of $1,103.1 million and $48.2 million from the issuance of common stock and related tax benefits, partially offset by $469.3 million of cash paid for the acquisitions of Airdrome, Fatigue and Hackney Ladish, capital expenditures of $204.7 million, effect of exchange rate changes of $86.4 million, and cash dividends of $16.7 million.

Capital spending of $204.7 million in fiscal 2009 principally provided for additional capacity expansion, cost reduction and equipment upgrades throughout the Company. The capital spending plan for fiscal 2010, which is anticipated to be approximately 5 to 10 percent lower than capital spending in fiscal 2009, provides for equipment maintenance and upgrades, cost reduction and certain capacity expansion projects throughout the company.

During fiscal 2009, we contributed $23.3 million to the defined benefit pension plans, of which $8.0 million was voluntary. In addition, we contributed $17.5 million to the other postretirement benefit plans during fiscal year 2009. In the first month of fiscal 2010, we contributed $190.6 million to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $16.1 million of required contributions in fiscal 2010, for total contributions to the defined benefit pension plans of approximately $205.0 million in fiscal 2010. In addition, we expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

We believe we will be able to meet our short- and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowing from our existing $1.0 billion revolving credit facility or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of March 29, 2009 was $984.4 million under the Credit Agreement. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of March 29, 2009 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$2,619.1 (minimum)	$4,859.8
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	80.20:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.17:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement filed as an exhibit to Form 8-K on October 19, 2005.

As of March 29, 2009, we were in compliance with all financial covenants of our loan agreements.

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

Contractual obligations and commercial commitments

We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual cash obligations as of March 29, 2009 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt	$306.0	$55.2	$15.4	$14.7	$5.3	$205.0	$10.4
Operating leases (1)	63.2	18.7	12.5	9.7	7.8	5.1	9.4
Interest on fixed-rate debt	64.0	15.2	13.8	13.3	12.4	8.6	0.7
Interest on variable-rate debt (2)	0.4	0.3	0.1	—	—	—	—
Acquisition related obligation	15.4	15.4	—	—	—	—	—

Total	$449.0	$104.8	$41.8	$37.7	$25.5	$218.7	$20.5

(1)	Operating lease obligations include $0.2 million attributable to an operation held-for-sale.
(2)	Interest on variable-rate debt is based on current prevailing interest rates.

Our reserve for uncertain tax positions on March 29, 2009 was $28.5 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement of these liabilities. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Note 12 to the Consolidated Financial Statements for additional information regarding our reserve for uncertain tax positions.

The table above also excludes estimated required cash contributions to our qualified pension plans totaling approximately $215.2 million over the next five years: $16.1 million in fiscal 2010, $43.7 million in fiscal 2011, $49.1 million in fiscal 2012, $44.1 million in fiscal 2013 and $62.2 million in fiscal 2014. Due to the $188.9 million voluntary contribution made in the first month of fiscal 2010, actual required cash contributions in future years are expected to be less than the amounts stated above. We also have benefit payments due under our non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See Note 14 to the Consolidated Financial Statements for additional information.

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

Valuation of inventories

All inventories are stated at the lower of the cost to purchase or manufacture the inventory or the estimated market value of the inventory. Cost for inventories at a significant number of our operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on the age, historical usage or assumptions about future demand for the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.

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

Goodwill and indefinite-lived intangible assets are tested for impairment at a minimum each fiscal year in the second quarter or when events or circumstances indicate that the carrying value of these assets may not be recoverable. Our reporting units consist of the three operating segments within our Investment Cast Products reportable operating segment and the two operating segments within our Forged Products reportable operating segment as well as a number of reporting units in our Fasteners Products operating segment. The Fasteners Products operating segment includes several aggregated component units (referred to as the Fasteners Products reporting unit) and three other reporting units for which the segment manager regularly reviews performance. During fiscal 2009, PCC Precision Tool group (“PTG”) was included in the Fasteners Group reporting unit as the business is closely related and integral to the Fasteners Group reporting unit. During fiscal 2008, PTG was a separate reporting unit. We performed an impairment test for the Fasteners Products reporting unit as a result of this change and no impairment was indicated. There were no other changes to our reporting units for goodwill impairment testing during fiscal 2008 and 2009.

Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rates, our estimates of sales volumes, sales prices and related costs, and the discount rate applied, which reflects the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by factors such as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting in impairment of the goodwill. We also consider comparable transactions to estimate the fair value of the reporting units. The cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2009 goodwill impairment analysis averaged 10%. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 4% to 20% over the initial five-year forecast period. A sensitivity analysis determined that using terminal growth rates of 3%, 4% or 5% would not result in impairment in the fiscal 2009 goodwill impairment analysis. We performed a sensitivity analysis on both of these factors and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by 10% and the discount rate used could increase by a factor of 4% from the rate utilized, and the goodwill of our reporting units would not be impaired. The reporting unit that would be most sensitive to worsening economic conditions has $12.4 million of goodwill recorded as of March 29, 2009. Other than the change in reporting units within the Fasteners operating segment, there were no triggering events during the third and fourth quarters requiring a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at March 29, 2009 and March 30, 2008 were $83.4 million and $84.0 million, respectively.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”) clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard (“SFAS”) No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a significant obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

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

Pension and other postretirement benefit plans

We sponsor many domestic and foreign defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Plan assets have been valued at fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”

Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate. We derive a market-based discount rate from yields on high quality, liquid fixed income securities at a specific measurement period, at the end of our fiscal year for valuation of our pension liabilities. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be settled. Our assumed return on plan assets is derived from a review of past performance, anticipated future performance in light of market conditions and our investment allocation and consultation with our investment advisors. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement.

For our U.S. Plans, we used a long-term rate of return assumption of 8.0% to calculate the 2009 and 2010 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 7.5% to calculate the 2009 and 2010 net periodic pension cost. For our U.S. Plans, we used a discount rate assumption of 7.25% for the total benefit obligation of our pension plans at our March 29, 2009 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 6.68% for the total benefit obligation of our pension plans at our March 29, 2009 measurement date. For fiscal 2009, our U.S. net periodic pension expense was $25.1 million and non-U.S. net periodic pension income was $0.3 million. We estimate that for fiscal 2010, our U.S. net periodic pension expense will be approximately $30.8 million and non-U.S. net periodic pension income will be approximately $0.7 million.

The table below quantifies the approximate impact, as of March 29, 2009, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$3.1
Expected long-term rate of return	3.4
Increase in projected benefit obligation:
Discount rate	$44.0

The approximate impact, as of March 29, 2009, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

Recently issued accounting standards

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for our first quarter ending June 28, 2009. The adoption of FSP FAS 107-1 and ABP 28-1 may require additional disclosures regarding financial instruments; however, it will not impact our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for the Company in fiscal 2010. As FSP No. 132(R)-1 only requires enhanced disclosures, the adoption of this FSP will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and establishes the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”) and other U.S. GAAP. This FSP is effective for the Company beginning in the first quarter of fiscal 2010, and will be applied prospectively to intangible assets acquired after the effective date.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. We adopted SFAS No. 161 in the fourth quarter of fiscal 2009. As SFAS No. 161 only requires enhanced disclosures, the adoption of SFAS No. 161 did not impact our consolidated financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of our fiscal year 2010. Generally, the effects of SFAS No. 141(R) will depend on future acquisitions. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 160 will not have a significant impact on the reporting of our consolidated financial position, results of operations, or cash flows as noncontrolling interests are not material to the financial statements.

On April 1, 2007, we adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which required that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. We have historically used a December 31 measurement date for our pension and postretirement plans. Effective for fiscal year 2009, we measured plan assets and obligations as of March 29, 2009, the end of our fiscal year, eliminating the use of the option in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure up to three months prior to the financial statement date. See Note 14 to the Consolidated Financial Statements. As a result of the adoption of the change in measurement date, we recorded a decrease to the ending balance of retained earnings as of March 29, 2009 of $5.8 million after tax.

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

Interest Rate Risk

We have variable rate debt obligations that expose us to interest rate risk. If market interest rates had averaged 10 percent higher than actual levels in fiscal 2009 or 2008, the effect on our interest expense and net income would not have been material.

Foreign Currency Risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, we had foreign currency hedges in place at March 29, 2009 and March 30, 2008 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of March 29, 2009, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.

Material Cost Risk

We entered into long-term supply agreements to fix the purchase price of strategic raw materials at March 29, 2009 and March 30, 2008. In addition, we had escalation clauses related to raw material pricing in certain of our contracts at March 29, 2009 and March 30, 2008. If market rates had averaged 10 percent higher than actual levels in either fiscal 2009 or 2008, the effect on our cost of sales and net earnings, after considering the effects of these agreements and contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	March 29, 2009	March 30, 2008	April 1, 2007
Net sales	$6,827.9	$6,749.8	$5,220.8
Cost of goods sold	4,838.1	4,895.9	3,937.4
Selling and administrative expenses	390.1	353.5	326.9
Restructuring and asset impairment	11.8	6.1	—
Interest expense	18.1	47.8	57.0
Interest income	(7.7)	(5.5)	(5.0)

Income before income tax expense and minority interest	1,577.5	1,452.0	904.5
Income tax expense	539.1	491.7	299.6
Minority interest	(0.3)	(1.2)	(1.4)

Net income from continuing operations	1,038.1	959.1	603.5
Net income from discontinued operations	6.4	28.2	29.6

Net income	$1,044.5	$987.3	$633.1

Net income per share from continuing operations (basic)	$7.45	$6.94	$4.44
Net income per share from discontinued operations (basic)	0.04	0.21	0.22

Net income per share (basic)	$7.49	$7.15	$4.66

Net income per share from continuing operations (diluted)	$7.38	$6.84	$4.37
Net income per share from discontinued operations (diluted)	0.05	0.20	0.22

Net income per share (diluted)	$7.43	$7.04	$4.59

Average common shares outstanding:
Basic	139.4	138.1	136.0

Diluted	140.6	140.2	138.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	March 29, 2009	March 30, 2008
Assets
Current assets:
Cash and cash equivalents	$554.5	$221.3
Receivables, net of allowance of $7.1 in 2009 and $4.9 in 2008	908.2	1,013.3
Inventories	1,230.5	986.2
Prepaid expenses	16.0	21.6
Deferred income taxes	59.0	83.0
Discontinued operations	16.5	46.9

Total current assets	2,784.7	2,372.3

Property, plant and equipment:
Land	64.5	62.1
Buildings and improvements	321.9	315.7
Machinery and equipment	1,552.0	1,459.6
Construction in progress	120.6	122.1

	2,059.0	1,959.5
Accumulated depreciation	(910.9)	(853.1)

Net property, plant and equipment	1,148.1	1,106.4

Goodwill	2,424.3	2,282.4
Acquired intangible assets, net	139.0	55.4
Other assets	204.3	203.2
Discontinued operations	21.0	30.4

	$6,721.4	$6,050.1

Liabilities and Shareholders’ Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$55.2	$19.5
Accounts payable	602.8	679.0
Accrued liabilities	346.0	416.4
Income taxes payable	45.1	65.4
Discontinued operations	11.7	24.5

Total current liabilities	1,060.8	1,204.8

Long-term debt	250.8	334.4
Pension and other postretirement benefit obligations	328.4	274.5
Other long-term liabilities	107.0	142.5
Deferred income taxes	111.2	45.0
Discontinued operations	3.4	3.9
Commitments and contingencies (See Notes)
Shareholders’ equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2009 and 2008	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 139,873,328 and 139,027,774 shares in 2009 and 2008	139.9	139.0
Paid-in capital	1,112.7	1,016.6
Retained earnings	3,895.4	2,873.4
Accumulated other comprehensive (loss) income	(288.2)	16.0

Total shareholders’ equity	4,859.8	4,045.0

	$6,721.4	$6,050.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	March 29, 2009	March 30, 2008	April 1, 2007
Operating Activities:
Net income	$1,044.5	$987.3	$633.1
Net income from discontinued operations	(6.4)	(28.2)	(29.6)
Non-cash items:
Depreciation and amortization	140.5	126.4	107.3
Deferred income taxes	116.7	39.8	15.8
Stock-based compensation expense	38.1	32.0	26.8
Excess tax benefits from share-based payment arrangements	(11.5)	(43.2)	(28.9)
Other non-cash adjustments	8.0	—	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	125.7	(176.5)	(143.7)
Inventories	(181.0)	(60.7)	106.0
Other current assets	6.6	3.5	(2.1)
Payables, accruals and income taxes payable	(164.3)	95.2	202.1
Pension and other post retirement benefit plans	8.6	(39.8)	16.7
Other non-current assets and liabilities	(29.1)	(56.1)	(46.3)
Net cash provided by operating activities of discontinued operations	6.7	34.0	8.3

Net cash provided by operating activities	1,103.1	913.7	865.5

Investing Activities:
Acquisitions of businesses	(490.5)	(254.2)	(919.2)
Capital expenditures	(204.7)	(224.7)	(215.1)
Dispositions of businesses and other	26.2	52.3	71.7
Net cash provided (used) by investing activities of discontinued operations	4.9	(2.7)	(8.0)

Net cash used by investing activities	(664.1)	(429.3)	(1,070.6)

Financing Activities:
Net change in commercial paper and short-term borrowings	(0.1)	(353.1)	335.4
Net change in long-term debt	(50.0)	(164.7)	(126.4)
Common stock issued	36.7	53.6	49.3
Excess tax benefits from share-based payment arrangements	11.5	43.2	28.9
Cash dividends	(16.7)	(16.6)	(16.3)
Other	—	—	1.1
Net cash (used) provided by financing activities of discontinued operations	(0.8)	(0.5)	2.0

Net cash (used) provided by financing activities	(19.4)	(438.1)	274.0

Effect of exchange rate changes on cash and cash equivalents	(86.4)	24.6	21.6

Net increase in cash and cash equivalents	333.2	70.9	90.5
Cash and cash equivalents at beginning of year	221.3	150.4	59.9

Cash and cash equivalents at end of year	$554.5	$221.3	$150.4

Supplemental Disclosures
Cash paid during the year for:
Interest	$18.2	$52.3	$59.2
Income taxes, net of refunds received	$414.0	$402.2	$203.2
Non-cash investing and financing activities:
Debt assumed in connection with business acquisition	$1.6	$0.3	$2.8
Dividends declared but not paid	$4.2	$4.2	$4.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders’ Equity	Comprehensive Income
(In millions, except per share data)	Shares	Amount
Balance at April 2, 2006	135.1	$135.1	$780.2	$1,290.5	$(65.3)	$2,140.5
Common stock issued pursuant to stock plans	2.1	2.1	47.2	—	—	49.3
Stock-based compensation expense	—	—	22.2	—	—	22.2
Tax benefit from stock-based compensation	—	—	28.9	—	—	28.9
Cash dividends ($0.12 per share)	—	—	—	(20.4)	—	(20.4)
Net income	—	—	—	633.1	—	633.1	$633.1
Unrealized translation adjustments	—	—	—	—	68.2	68.2	68.2
Unrecognized gains on derivatives, net of $0.3 tax:
Periodic revaluations	—	—	—	—	1.2	1.2	1.2
Pension and postretirement obligations, net of $16.4 tax expense	—	—	—	—	28.5	28.5	28.5
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of $(61.7) tax benefit	—	—	—	—	(115.3)	(115.3)

Balance at April 1, 2007	137.2	137.2	878.5	1,903.2	(82.7)	2,836.2	$731.0

Common stock issued pursuant to stock plans	1.8	1.8	63.2	—	—	65.0
Stock-based compensation expense	—	—	31.7	—	—	31.7
Tax benefit from stock-based compensation	—	—	43.2	—	—	43.2
Cumulative effect adjustment due to the adoption of FIN 48	—	—	—	(0.5)		(0.5)
Cash dividends ($0.12 per share)	—	—	—	(16.6)	—	(16.6)
Net income	—	—	—	987.3	—	987.3	$987.3
Unrealized translation adjustments	—	—	—	—	50.9	50.9	50.9
Unrecognized gains on derivatives:
Periodic revaluations, net of $(0.3) tax benefit	—	—	—	—	0.1	0.1	0.1
Reclassified to income, net of $(2.1) tax benefit	—	—	—	—	(4.1)	(4.1)	(4.1)
Pension and postretirement obligations, net of $29.6 tax expense	—	—	—	—	51.8	51.8	51.8

Balance at March 30, 2008	139.0	139.0	1,016.6	2,873.4	16.0	4,045.0	$1,086.0

Common stock issued pursuant to stock plans	0.9	0.9	35.8	—	—	36.7
Stock-based compensation expense	—	—	48.8	—	—	48.8
Tax benefit from stock-based compensation	—	—	11.5	—	—	11.5
Cash dividends ($0.12 per share)	—	—	—	(16.7)	—	(16.7)
Net income	—	—	—	1,044.5	—	1,044.5	$1,044.5
Unrealized translation adjustments	—	—	—	—	(278.0)	(278.0)	(278.0)
Unrecognized gains on derivatives:
Periodic revaluations, net of $(0.2) tax benefit	—	—	—	—	5.1	5.1	5.1
Reclassified to income, net of $(3.8) tax benefit	—	—	—	—	(8.0)	(8.0)	(8.0)
Pension and postretirement obligations, net of $(19.2) tax benefit	—	—	—	—	(23.3)	(23.3)	(23.3)
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of $(3.4) tax benefit	—	—	—	(5.8)	—	(5.8)

Balance at March 29, 2009	139.9	$139.9	$1,112.7	$3,895.4	$(288.2)	$4,859.8	$740.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

(In millions, except option share and per share data)

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Precision Castparts Corp. (“PCC”, the “Company”, or “we”) and affiliates after elimination of intercompany accounts and transactions. Affiliates include majority-owned subsidiaries and companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under Accounting Principles Generally Accepted in the United States of America (“GAAP”); subsidiaries and companies are accounted for using the equity method when PCC has a non-controlling ownership interest between twenty and fifty percent; and subsidiaries and companies are accounted for using the cost method when PCC has a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to our continuing operations. Our fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost.

Inventories

All inventories are stated at the lower of cost or current market values. Cost for inventories at the majority of our operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. Costs utilized for inventory valuation purposes include material, labor and manufacturing overhead.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 5 to 15 years for machinery and equipment and 3 to 5 years for computer hardware and software. Depreciation expense was $129.0 million, $121.1 million and $103.7 million in fiscal 2009, 2008 and 2007, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.

Goodwill and acquired intangible assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames, backlog and long term customer relationships that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets with indefinite lives are tested for impairment at a minimum each fiscal year in the second quarter, or when impairment indicators exist, using the guidance and criteria described in the standard. This testing compares the carrying values of each intangible asset or reporting unit to estimated fair values. If the carrying value of these assets is in excess of estimated fair value, the carrying value is reduced to their estimated fair value or, in the case of goodwill, implied fair value.

Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1 to 19 years; proprietary technology, 15 years; tradenames, 15 years; long-term customer agreements, 1 to 12 years; and backlog, 0 to 3 years.

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

Revenue recognition

We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed.

Shipping and Handling Fees and Costs

Shipping and handling fees and costs charged to customers are reflected in net revenues and cost of goods sold as appropriate.

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at March 29, 2009 and March 30, 2008 were $83.4 million and $84.0 million, respectively.

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

Derivative financial instruments in place at year-end included hedges to manage the risk of changes in foreign currency exchange rates in certain of our operations. At March 29, 2009, and March 30, 2008, there was no material off-balance-sheet risk from financial instruments. We do not hold or issue financial instruments for speculative purposes.

Stock-based compensation

We account for our stock based compensation plans in accordance with SFAS No. 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. Our stock-based employee compensation plans are described more fully in Note 17—Stock-based compensation plans. We recognize the compensation costs related to stock options on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

	2009	2008	2007
Cost of good sold	$13.4	$11.1	$7.9
Selling, general and administrative	24.7	20.9	18.9

Stock-based compensation before income taxes	38.1	32.0	26.8
Income tax benefit	(11.4)	(9.7)	(8.4)

Total stock-based compensation expense after income taxes	$26.7	$22.3	$18.4

No stock-based compensation expense was capitalized as of March 29, 2009 or March 30, 2008 as it was not material. As of March 29, 2009, we had $57.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 2.8 years.

The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2009	2008	2007
Stock option plans:
Risk-free interest rate	1.9%	2.2%	4.5%
Expected dividend yield	0.2%	0.1%	0.1%
Expected volatility	39.8%	37.1%	35.8%
Expected life (in years)	2.7–4.4	2.7–4.4	2.7–4.4
Employee Stock Purchase Plan:
Risk-free interest rate	1.9%	1.6%	4.9%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	33.3%	37.1%	35.8%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate and we use 4-year historical volatility as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2009	2008	2007
Stock option plans:
Grant date fair value per share	$19.34	$46.65	$24.47
Total fair value of awards granted	$36.3	$52.4	$38.6
Total intrinsic value of options exercised	$36.7	$141.0	$94.9
Employee Stock Purchase Plan:
Grant date fair value per share	$23.32	$21.98	$13.97
Total fair value	$7.3	$6.7	$4.6

Income Taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Beginning in fiscal 2008, we account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result, we report a liability resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Retirement and Other Postretirement Benefit Plans

We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering less than 30% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the U.S. plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx long-term bond index was used as the basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2009, 2008 and 2007, we made voluntary contributions to pension plans totaling $8.0 million, $63.0 million and $19.6 million, respectively.

Effective April 1, 2007, we adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. In reporting periods covered by SFAS No. 158, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in accumulated other comprehensive income (loss) in the period in which they occur. The adoption of the recognition and disclosure requirements of SFAS No. 158 resulted in the following impacts in fiscal 2008: a reduction of $112.4 million in existing prepaid pension costs and intangible assets, the recognition of $64.6 million in accrued pension and postretirement liabilities, and a charge of $177 million ($115.3 million after-tax) to accumulated other comprehensive loss.

We have historically used a December 31 measurement date for our pension and postretirement plans. Effective March 29, 2009, we adopted the measurement date provisions of SFAS No. 158. We measured plan assets and obligations as of March 29, 2009, the end of our fiscal year, eliminating the use of the option in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure up to three months prior to the financial statement date. As a result of the adoption of the change in measurement date, we recorded a decrease to the ending balance of retained earnings as of March 29, 2009 of $5.8 million after tax.

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

2. Recently issued accounting standards

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for our first quarter ending June 28, 2009. The adoption of FSP FAS 107-1 and ABP 28-1 may require additional disclosures regarding financial instruments; however, it will not impact our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for the Company in fiscal 2010. As FSP No. 132(R)-1 only requires enhanced disclosures, the adoption of this FSP will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and establishes the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”) and other U.S. GAAP. This FSP is effective beginning in the first quarter of fiscal 2010, and will be applied prospectively to intangible assets acquired after the effective date.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. We adopted SFAS No. 161 in the fourth quarter of fiscal 2009. As SFAS No. 161 only requires enhanced disclosures, the adoption of SFAS No. 161 did not impact our consolidated financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of our fiscal year 2010. Generally, the effects of SFAS No. 141(R) will depend on future acquisitions. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 160 will not have a significant impact on the reporting of our consolidated financial position, results of operations, or cash flows as noncontrolling interests are not material to the financial statements.

On April 1, 2007, we adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which required that our Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. We have historically used a December 31 measurement date for our pension and postretirement plans. Effective for fiscal year 2009, we measured plan assets and obligations as of March 29, 2009, the end of our fiscal year, eliminating the use of the option in SFAS No. 87, and SFAS No. 106 to measure up to three months prior to the financial statement date. See Note 14 to the Consolidated Financial Statements. As a result of the adoption of the change in measurement date, we recorded a decrease to the ending balance of retained earnings as of March 29, 2009 of $5.8 million after tax.

3. Business acquisitions

The following acquisitions were accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates.

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.3 million, which was primarily paid in cash. These transactions resulted in $308.3 million of goodwill (of which $216.2 million is deductible for tax purposes) and $55.2 million of other intangible assets, including tradenames with indefinite lives valued at approximately $31.5 million. The impact of these acquisitions was not material to our consolidated results of operations; consequently, pro forma information has not been included. As of March 29, 2009, the purchase price allocations are subject to further refinement as analyses are completed. The following is a description of the three acquisitions.

On December 4, 2008, we acquired Hackney Ladish Holding Corp. (“Hackney Ladish”), a leading producer of forged pipe fittings for critical energy infrastructure and related applications. With more than 80 years of experience manufacturing pipe fittings, Hackney Ladish offers the widest range of product types and sizes in the industry. Fittings are used in piping systems throughout the energy value chain, from drilling through processing and storage. Hackney Ladish’s products connect pipe, change the direction of flow, increase or reduce pipe sizes, join or separate flow, or cap pipe ends. This acquisition extends our reach into oil and gas markets and provides profitable growth opportunities for our seamless pipe and nickel-alloy tubing operations. Headquartered in Dallas, Texas, Hackney Ladish operates manufacturing facilities in Russellville, Arkansas and Enid, Oklahoma. The Hackney Ladish acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment.

On November 21, 2008, we acquired Fatigue Technology, Inc. (“FTI”), headquartered in Seattle, Washington. FTI pioneered the cold expansion process in 1969 and is the technology leader in fatigue life extension for both metal and composite airframe fastener holes. FTI has taken this foundation of creating a residual stress field around a cold-worked hole to develop innovative solutions that significantly reduce manufacturing and maintenance flow-time and costs. The resulting components are easier and faster to install, and the methods of aircraft assembly are enhanced. This acquisition continues our strategy of expanding into additional critical aerospace fastener products, thus offering our customers a wider selection of fasteners to meet all of their requirements. The FTI acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consists of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. This acquisition also fits our strategy of enhancing our critical aerospace fastener family of products to serve our customers better. The Airdrome acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and $21.2 million ($21.5 million based on acquisition date exchange rate) was paid in the second quarter of fiscal 2009. We expect to pay one additional contingent payment of approximately $15.4 million ($21.5 million based on acquisition date exchange rate) in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, operated nine revert processing facilities in six countries as of the date of acquisition. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $149.3 million of goodwill (which is not deductible for tax purposes) and other intangibles. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

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

Fiscal 2007

On February 23, 2007, we acquired Cherry Aerospace LLC (“Cherry”) from Acument Global Technologies, Inc. (“Acument”) for $298.1 million in cash. Founded in 1939, Cherry encompasses the aerospace operations of Acument, formerly Textron Fastening Systems, and is a manufacturer of aerospace rivets and blind bolts at its facility in Santa Ana, California. We acquired Cherry to fill a gap in our product line of critical aerospace fasteners and open up potential synergies and economies of scale with our other fastener operations. The Cherry acquisition is an asset acquisition for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $199.2 million of goodwill (which is deductible for tax purposes) and $49.3 million of other intangible assets, including a tradename with indefinite life valued at approximately $37.3 million.

On February 2, 2007, we acquired GSC Foundries, Inc. (“GSC”), a manufacturer of aluminum and steel structural investment castings for aerospace, energy, medical, and other end markets for $77.1 million in cash. GSC has operations in Ogden, Utah. The Saltillo, Mexico operation was closed subsequent to the acquisition. We acquired GSC to enhance our small structural investment casting portfolio with an ability to produce larger components. The GSC acquisition is an asset acquisition for tax purposes and operates as part of the Investment Cast Products segment. This transaction resulted in $55.1 million of goodwill (which is deductible for tax purposes) and $1.4 million of other intangible assets.

On May 25, 2006, we acquired Special Metals Corporation (“SMC”), a manufacturer of high-performance nickel-based alloys and super alloys. SMC provides our forging operations with nickel-based alloys for manufacturing aerospace components, enabling us to manage our overall value stream more cost effectively from raw material to forged component. The aggregate purchase price was $528.3 million, which principally included $310.6 million for the purchase of shares and $240.1 million for the repayment of SMC’s outstanding debt and related termination costs, partially offset by $22.3 million of cash acquired. The SMC acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. The SMC transaction resulted in the acquisition of $627.2 million of current assets, $165.9 million of property, plant and equipment, $104.6 million of goodwill and intangible assets, $16.6 million of other assets, and the assumption of $386.0 million of liabilities.

The operating results for SMC, GSC and Cherry have been included in our consolidated statement of income since the closing date of each acquisition. The following pro forma information presents a summary of our results of operations assuming the fiscal 2007 acquisitions had occurred at the beginning of fiscal 2007. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

Fiscal	2007
Net sales	$5,490.3
Net income	$650.3
Net income per share—basic	$4.78
Net income per share—diluted	$4.71

4. Discontinued operations

Fiscal 2009

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

Fiscal 2008

In the fourth quarter of fiscal 2008, we entered into an agreement to sell the Unbrako fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. Unbrako was reclassified from the Fastener Products segment to discontinued operations.

Also in the fourth quarter of fiscal 2008, we decided to sell the Kladno alloy manufacturing business located in the Czech Republic. Kladno primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. Kladno was reclassified from the Forged Products segment to discontinued operations and continues to be marketed.

In January 2008, we completed the sale of Rescal for approximately $11.2 million. Rescal, which is located in France, was acquired with SMC and was held for sale since the first quarter of fiscal 2007. The sale of the business resulted in a net gain of $4.6 million in the fourth quarter of fiscal 2008.

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

These businesses each meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

Fiscal	2009	2008	2007
Net sales	$85.9	$166.6	$193.3
Cost of goods sold	85.7	140.2	155.1
Selling and administrative expenses	2.1	13.0	15.2
Interest (income) expense, net	(0.1)	—	0.7

Net (loss) income from operations before income taxes	(1.8)	13.4	22.3
Income tax expense	2.7	6.4	1.0

Net (loss) income from operations	(4.5)	7.0	21.3
Gain on disposal, net of tax (benefit) expense of $(1.3), $2.2, and $(1.4)	10.9	21.2	8.3

Net income from discontinued operations	$6.4	$28.2	$29.6

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	March 29, 2009	March 30, 2008
Assets of discontinued operations:
Current assets	$16.5	$46.9
Net property, plant and equipment	19.1	29.8
Other assets	1.9	0.6

	$37.5	$77.3

Liabilities of discontinued operations:
Long term debt currently due	$0.3	$0.6
Other current liabilities	11.4	23.9
Long term debt	—	0.5
Other liabilities	3.4	3.4

	$15.1	$28.4

5. Restructuring, asset impairment and other non-recurring charges

As of March 29, 2009 and March 30, 2008, accrued amounts remaining related to our restructuring plans amounted to $2.1 million and $4.3 million, respectively.

Fiscal 2009

In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $11.8 million pursuant to plans to downsize operations across all segments. We had been gearing up for aerospace growth into fiscal 2010, whereas future demand now appears to be flattening out, particularly in the casting and forging aerospace markets. The charges consisted of $9.3 million for employee severance expenses and $2.5 million for impairments and relocation expenses related with long lived assets. These restructuring plans provided for terminations of approximately 990 employees in the third and fourth quarters of fiscal 2009 and the first quarter of fiscal 2010. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $5.2 million, $3.7 million and $2.9 million, respectively, during fiscal 2009.

Fiscal 2008

During the fourth quarter of fiscal 2008, the Investment Cast Products segment recorded restructuring charges of $6.1 million, primarily for shut-down costs associated with an underutilized machining operation located in the United Kingdom.

6. Fair value of financial instruments

We estimate that the fair value of our long-term fixed rate debt instruments was $292.0 million compared to a book value of $291.2 million at March 29, 2009. At March 30, 2008, the estimated fair value of our long-term fixed rate debt instruments was $304.2 million compared to a book value of $310.1 million. The fair value of long-term debt was estimated using our borrowing rate at year-end for similar types of borrowing arrangements. The estimated fair value of our commercial paper and other miscellaneous long-term debt approximates book value.

7. Concentration of credit risk

Approximately 53 percent, 56 percent and 54 percent of our business activity was with companies in the aerospace industry in fiscal 2009, 2008 and 2007, respectively, and approximately 11.8 percent, 12.0 percent and 11.7 percent of total sales were to General Electric in fiscal 2009, 2008 and 2007, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers and management considers the credit risk to be low.

8. Inventories

Inventories consisted of the following:

	March 29, 2009	March 30, 2008
Finished goods	$245.8	$236.2
Work-in-process	487.3	540.3
Raw materials and supplies	377.6	263.8

	1,110.7	1,040.3
LIFO provision	119.8	(54.1)

Total	$1,230.5	$986.2

Approximately 92 percent and 87 percent of total inventories were valued on a LIFO basis at March 29, 2009 and March 30, 2008, respectively. During fiscal 2009 and 2008, certain LIFO inventory quantities were reduced. The reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, which had the effect of decreasing cost of goods sold by approximately $2.5 million in fiscal 2009 and $27.4 million in fiscal 2008 as compared with the cost of purchases in fiscal 2009 and 2008, respectively.

9. Goodwill and acquired intangibles

We perform our annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2009 and 2008, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. During fiscal 2009, PCC Precision Tool Group (“PTG”) was included in the Fasteners Products Group reporting unit. During fiscal 2008, PTG was a separate reporting unit. We performed an impairment test of the Fasteners Products Group reporting unit as a result of this change and no impairment was indicated. There were no other changes to our reporting units or triggering events during the current fiscal year requiring a goodwill impairment test in accordance with SFAS No. 142.

The changes in the carrying amount of goodwill by reportable segment for fiscal 2009 and 2008 were as follows:

	April 1, 2007	Acquired	Currency translation and other (1)	March 30, 2008	Acquired	Currency translation and other (2)	March 29, 2009
Investment Cast Products	$347.3	$—	$1.8	$349.1	$—	$(6.7)	$342.4
Forged Products	643.2	249.7	(8.5)	884.4	85.2	(148.4)	821.2
Fastener Products	1,098.3	—	(49.4)	1,048.9	223.1	(11.3)	1,260.7

Total	$2,088.8	$249.7	$(56.1)	$2,282.4	$308.3	$(166.4)	$2,424.3

(1)	Includes final purchase price allocations of Cherry and GSC acquisitions, which increased acquired intangible assets and decreased goodwill.
(2)	Includes final purchase price allocations of Caledonian and McWilliams acquisitions, which increased acquired intangible assets and decreased goodwill.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	March 29, 2009			March 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$16.0	$(4.9)	$11.1	$9.7	$(3.3)	$6.4
Proprietary technology	2.3	(0.8)	1.5	2.3	(0.7)	1.6
Tradenames	0.5	(0.4)	0.1	0.5	(0.3)	0.2
Long-term customer relationships	28.0	(3.6)	24.4	9.4	(0.5)	8.9
Backlog	8.2	(6.6)	1.6	2.7	(1.7)	1.0

	$55.0	$(16.3)	38.7	$24.6	$(6.5)	18.1

Unamortized intangible assets:
Tradenames			100.3			37.3

Acquired intangibles, net			$139.0			$55.4

Amortization expense for finite-lived acquired intangible assets was $9.8 million, $3.3 million and $1.4 million for fiscal 2009, 2008 and 2007, respectively. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2010	$7.8
2011	6.8
2012	5.6
2013	5.2
2014	5.1

The amortization will change in future periods as other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

10. Accrued liabilities

Accrued liabilities consisted of the following:

	March 29, 2009	March 30, 2008
Salaries and wages payable	$157.6	$170.5
Other accrued liabilities	188.4	245.9

Total	$346.0	$416.4

11. Financing arrangements

Long-term debt is summarized as follows:

	March 29, 2009	March 30, 2008
5.60% Public notes due fiscal 2014	$200.0	$200.0
Private notes payable annually through fiscal 2015, 4.21% at March 29, 2009	91.2	110.1
Commercial paper, 2.85% at March 30, 2008	—	30.0
Other	14.8	13.8

	306.0	353.9
Less: Long-term debt currently due	55.2	19.5

Total	$250.8	$334.4

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt
2010	$55.2
2011	15.4
2012	14.7
2013	5.3
2014	205.0
Thereafter	10.4

Total	$306.0

In the first quarter of fiscal 2008, we amended our $1.0 billion bank revolving credit facility (“Credit Agreement”). The amendment, among other things, reduced the facility fee and borrowing spread under the Credit Agreement, extended the maturity date of the Credit Agreement to May 2012, with an option, exercisable by the Company, to request up to two one-year extensions in the maturity date, subject to the approval of each lender.

During the third quarter of fiscal 2007, we began issuing unsecured, short-term Commercial Paper notes (“CP”). As of March 29, 2009, there were no amounts outstanding under the CP program. As of March 30, 2008, $30.0 million was outstanding under the CP program. The weighted average interest rate was approximately 2.8% and 5.3% during fiscal 2009 and 2008, respectively. We may issue CP in an amount not to exceed the amount available to be drawn under our Amended and Restated Credit Agreement, which approximates $984.4 million as of March 29, 2009. Our unused borrowing capacity at March 29, 2009 is reduced due to a $15.6 million standby letter of credit outstanding. The CP balance was classified as long-term debt as we had the intent and ability to refinance the obligation on a long-term basis through our existing Credit Agreement. CP obligations are guaranteed by certain U.S. subsidiaries of the Company, as disclosed in Note 22—Condensed Consolidating Financial Statements.

The Credit Agreement and Private Notes contain various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The Public Notes also contain various standard financial covenants. Our debt agreements also contain cross default provisions. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of March 29, 2009 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$2,619.1 (minimum)	$4,859.8
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	80.20:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.17:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement filed as an exhibit to Form 8-K on October 19, 2005.

As of March 29, 2009, we were in compliance with all financial covenants of our loan agreements.

12. Income taxes

Total pre-tax income before minority interest was:

Fiscal	2009	2008	2007
Domestic	$1,348.8	$1,217.9	$751.4
Foreign	228.7	234.1	153.1

Total pretax income	$1,577.5	$1,452.0	$904.5

The provision for income taxes consisted of the following:

Fiscal	2009	2008	2007
Current taxes:
Federal	$347.9	$352.1	$220.0
Foreign	60.9	45.6	38.5
State	35.0	31.4	20.0

	443.8	429.1	278.5
Deferred income taxes	95.3	62.6	21.1

Provision for income taxes	$539.1	$491.7	$299.6

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at March 29, 2009, were approximately $746 million. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.8%	1.7%	1.8%
Export sales benefit	—	—	(0.7)%
Domestic manufacturing deduction	(1.5)%	(1.7)%	(0.7)%
Earnings taxed at different rates in foreign jurisdictions	(0.9)%	(1.0)%	(1.0)%
Reversal of foreign and federal tax reserves no longer required	—	—	(1.2)%
Other	(0.2)%	(0.1)%	(0.1)%

Effective rate	34.2%	33.9%	33.1%

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets and liabilities represent amounts available to reduce or increase taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Significant components of our deferred tax assets and liabilities were as follows:

	March 29, 2009	March 30, 2008
Deferred tax assets arising from:
Expense accruals	$100.4	$122.7
Stock options	21.2	10.8
Post-retirement benefits other than pensions	75.6	77.5
Pension accruals	—	14.7
Net operating and capital loss carryforwards	17.4	28.1
Tax credit carryforwards	23.7	10.4
Inventory reserves	6.0	—
Valuation allowances	(34.2)	(33.6)

Gross deferred tax assets	210.1	230.6

Deferred tax liabilities arising from:
Depreciation/amortization	(140.2)	(109.2)
Goodwill	(76.3)	(75.2)
Inventory basis differences	(11.5)	(8.1)
Inventory reserves	—	(0.1)
Pension accruals	(34.3)	—

Gross deferred tax liabilities	(262.3)	(192.6)

Net deferred tax (liability)/asset	$(52.2)	$38.0

The valuation allowances for deferred tax assets as of March 29, 2009 were $34.2 million. The net change for total valuation allowances for the year ended March 29, 2009 was an increase of $0.6 million, including reversal of $11.6 million to goodwill related to business acquisitions. As of March 29, 2009, we had net operating loss and tax credit carryforward benefits of approximately $29.1 million that expire in the fiscal years ending March 2010 through March 2021. For financial reporting purposes, valuation allowances of $28.2 million were recognized to offset the deferred tax asset relating to those carryforward benefits.

FIN 48

On April 2, 2007, we adopted the provisions of FIN 48. Upon adoption of FIN 48, our reserve on April 2, 2007 was $40.6 million, of which $34.5 million represented uncertain tax positions and $6.1 million represented interest and penalties on uncertain tax positions. Included in liabilities for uncertain tax positions at March 29, 2009 and March 30, 2008 are $8.4 million and $4.8 million of unrecognized tax benefits that if recognized would be recorded as a component of tax expense.

The following table summarizes the activity related to our liabilities for unrecognized tax benefits:

	March 29, 2009	March 30, 2008
Beginning Balance	$29.6	$34.5
Gross increases related to prior period tax positions	2.2	9.0
Gross decreases related to prior period tax positions	(2.4)	(2.0)
Gross increases related to current period tax positions	3.9	—
Decrease related to settlements with tax authorities	(3.9)	(11.2)
Expiration of the statute of limitations for assessment of taxes	(0.9)	(0.7)

Ending Balance	$28.5	$29.6

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the years ended March 29, 2009 and March 30, 2008, the amount of interest and penalties we recognized as tax expense in each year was immaterial. The liability for uncertain tax positions as of March 29, 2009 and March 30, 2008 included an accrual for interest and penalties of $4.1 million and $3.3 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of March 29, 2009, the U.S. Internal Revenue Service has completed examination of tax years through April 3, 2005, and we are no longer subject to examination in the United Kingdom for fiscal years prior to 2004. For other state, local, and foreign jurisdictions, with few exceptions the statutes of limitation are closed for all tax years through March 31, 2002.

We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0.0 million to $24.2 million. The tax matters associated with these uncertain tax positions primarily relate to the timing of deductions for which deferred tax assets have been established. These tax matters are under examination with revenue authorities in various U.S. and foreign jurisdictions, and we are in various stages of the tax resolution process. Based on the status of these examinations and the requirements to finalize them, we cannot predict the timing or ultimate outcome of these matters.

13. Earnings per share

The weighted average number of shares outstanding used to compute earnings per share is as follows:

Fiscal	2009	2008	2007
Weighted average shares outstanding-basic	139.4	138.1	136.0
Effect of dilutive stock options and stock purchases under the employee stock purchase plan	1.2	2.1	2.0

Weighted average shares outstanding-diluted	140.6	140.2	138.0

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and employee stock purchase plans computed using the treasury stock method.

Options to purchase 1.4 million, 0.5 million and 0.6 million shares of common stock were outstanding during fiscal 2009, 2008 and 2007, respectively, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

14. Pension and other postretirement benefit plans

We sponsor many domestic and foreign defined benefit pension plans. Benefits provided by these plans are generally based on years of service and compensation. Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We also provide postretirement medical benefits for certain eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements.

We previously used a December 31 measurement date for our pension and postretirement plans. Effective in fiscal 2009, SFAS No. 158 required us to measure plan assets and obligations as of the end of our fiscal year, eliminating the option in SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to measure up to three months prior to the financial statement date. The recognition of the measurement date was adopted as of March 29, 2009 and resulted in a charge to retained earnings of $5.8 million after tax.

Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2009	2008	2009	2008
Change in plan assets:
Beginning fair value of plan assets	$1,521.0	$1,318.7	$2.0	$2.9
Actual return on plan assets	(105.3)	110.2	—	—
Business acquisition	—	50.7	—	—
Company contributions	23.3	82.8	17.5	16.6
Plan participants’ contributions	3.9	4.2	—	—
Benefits paid	(81.6)	(66.0)	(19.5)	(17.5)
Exchange rate and other	(191.8)	20.4	—	—

Ending fair value of plan assets	$1,169.5	$1,521.0	$—	$2.0

Change in projected benefit obligations:
Beginning projected benefit obligations	$1,525.8	$1,466.4	$133.2	$135.0
Service cost	33.4	36.8	1.6	1.7
Interest cost	82.8	84.4	8.2	7.9
Plan participants’ contributions	3.9	4.2	—	—
Amendments	4.8	—	(3.4)	—
Business acquisition	—	48.8	—	1.3
Actuarial (gains) losses	(154.2)	(70.3)	(1.3)	4.8
Benefits paid	(81.6)	(66.0)	(18.0)	(17.5)
Adjustment due to change in measurement date	29.1	—	2.4	—
Exchange rate and other	(184.1)	21.5	—	—

Ending projected pension and postretirement benefit obligations	$1,259.9	$1,525.8	$122.7	$133.2

Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(90.4)	$(4.8)	$(122.7)	$(131.2)

Amounts recognized in the balance sheets:
Noncurrent asset	$78.1	$82.8	$—	$—
Current liabilities	(4.9)	(3.1)	(11.3)	(8.9)
Noncurrent liabilities	(163.6)	(84.5)	(111.4)	(122.3)

Net amount recognized	$(90.4)	$(4.8)	$(122.7)	$(131.2)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$225.6	$178.8	$10.5	$12.0
Prior service cost (benefit)	22.8	21.2	(6.6)	(2.2)

Net amount recognized, before tax effect	$248.4	$200.0	$3.9	$9.8

Of the total amounts included in accumulated other comprehensive loss as of March 29, 2009, we estimate that we will recognize the following amounts as components of net periodic pension and postretirement benefit cost in fiscal 2010: net loss of $13.1 million; prior service cost of $2.7 million; and transition obligation of $0.2 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. Amounts related to such plans are as follows: aggregate projected benefit obligation of $527.5 million; aggregate accumulated benefit obligation of $499.6 million; and aggregate fair value of plan assets of $380.2 million.

Components of net periodic pension cost

The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2009	2008	2007
Service cost	$35.1	$38.5	$35.5
Interest cost	82.8	84.4	70.8
Expected return on plan assets	(101.5)	(104.4)	(86.1)
Amortization of prior service cost/curtailment gain	4.1	2.9	2.1
Amortization of transition asset	0.2	0.3	0.2
Unrecognized net actuarial loss	4.1	12.3	17.7

Net periodic pension cost	$24.8	$34.0	$40.2

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2009	2008	2007
Service cost	$1.6	$1.7	$1.0
Interest cost	8.2	7.9	6.4
Amortization of prior service cost/curtailment gain	0.8	(0.4)	(0.4)
Unrecognized net actuarial loss	—	—	1.3

Net postretirement benefit cost	$10.6	$9.2	$8.3

The expense related to employer contributions to our 401(k) savings plans was $16.2 million, $13.3 million and $11.0 million in fiscal 2009, 2008 and 2007, respectively.

Components of amounts recognized in other comprehensive income:

The changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”) for our pension plans consisted of the following:

Fiscal	2009	2008	2007 (1)
Net actuarial loss (gain)	$75.7	$(74.1)	$—
Amortization of net actuarial loss	(6.1)	(12.3)	—
Prior service cost	7.0	—	—
Amortization of prior service cost	(4.1)	(2.9)	—
Amortization of transition obligation	(0.2)	(0.2)	—
Adjustment due to change in measurement date	(2.3)	—	—
Exchange rate	(21.6)	2.9	—

Total recognized in OCI	$48.4	$(86.6)	$—

(1)	Not applicable due to adoption of SFAS No. 158 effective the last day of fiscal 2007.

The changes in plan assets and benefit obligations recognized in other comprehensive income for our post retirement benefit plans consisted of the following:

Fiscal	2009	2008	2007 (1)
Net actuarial (gain) loss	$(1.5)	$4.8	$—
Amortization of net actuarial gain	—	0.1	—
Prior service cost	(3.4)	—	—
Amortization of prior service cost	(0.8)	0.3	—
Adjustment due to change in measurement date	(0.2)	—	—

Total recognized in OCI	$(5.9)	$5.2	$—

(1)	Not applicable due to adoption of SFAS No. 158 effective the last day of fiscal 2007.

Weighted-average assumptions

The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2009 and 2008 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2009	2008	2009	2008
Discount rate	7.25%	6.50%	7.25%	6.50%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

Non-U.S. Plans			Pension Benefits
Fiscal			2009	2008
Discount rate			6.68%	5.96%
Rate of compensation increase			3.43%	3.69%

As of March 29, 2009, the U.S. pension benefit obligation was $824.6 million and the non-U.S. pension benefit obligation was $435.2 million.

The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2009, 2008 and 2007 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2009	2008	2007	2009	2008	2007
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.50%	3.25%	3.00%	3.50%	3.25%	2.00%

Non-U.S. Plans				Pension Benefits
Fiscal				2009	2008	2007
Discount rate				5.96%	5.22%	4.68%
Expected return on plan assets				7.50%	7.50%	7.50%
Rate of compensation increase				3.69%	3.22%	2.97%

For the year ended March 29, 2009, our U.S. net periodic pension cost was $25.1 million and our non-U.S. net periodic benefit income was $0.3 million.

Health care trend rates

The health care cost trend rates used in fiscal 2009 and 2008 were as follows:

	Other Postretirement Benefits
Fiscal	2009	2008
Health care cost trend assumed for next year	9.12%	8.38%
Ultimate trend rate	4.30%	4.50%
Year ultimate rate is reached	2084	2017

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	$2.6	$(2.5)

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

The table below sets forth our target asset allocation for fiscal 2009 and the actual allocations at March 29, 2009 and December 31, 2007:

	Target Allocation 2009	Actual Allocation 3/29/2009	Actual Allocation 12/31/2007
Equity	25-60%	47%	37%
Fixed Income	5-50%	19%	27%
Real Estate	0-2%	0%	0%
Other	5-40%	29%	34%
Cash	1-10%	5%	2%

Total		100%	100%

In the first month of fiscal 2010, we contributed $190.6 million to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $16.1 million of required contributions in fiscal 2010, for total contributions to the defined benefit pension plans of approximately $205.0 million in fiscal 2010. We expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal year	Pension Benefits	Other Postretirement Benefits
2010	$79.3	$11.2
2011	68.7	11.4
2012	71.3	11.2
2013	73.7	11.2
2014	76.7	10.9
2015-2018	435.8	53.5

15. Commitments and contingencies

We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 29, 2009 are as follows:

Fiscal year
2010	$18.7
2011	12.5
2012	9.7
2013	7.8
2014	5.1
Thereafter	9.4

Total	$63.2

Total rent expense for all operating leases was $24.0 million, $22.6 million and $20.1 million for fiscal 2009, 2008 and 2007, respectively.

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship over various time periods. The warranty accrual as of March 29, 2009 and March 30, 2008, and the change in the accrual for fiscal 2009, is not material to our consolidated financial position, results of operations or cash flows.

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

16. Shareholders’ equity

Authorized shares of common stock, with $1 stated value, consisted of 450.0 million shares at March 29, 2009 and March 30, 2008. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at March 29, 2009 and March 30, 2008.

Shareholder rights plan

The rights agreement, which was adopted in 1998, was renewed on December 16, 2008. The agreement is intended to protect the Company and its shareholders from potentially coercive takeover practices or takeover bids that are inconsistent with the interests of the Company and its shareholders. The agreement is not intended to deter offers that are fair and otherwise in the best interest of the Company’s shareholders. Under the renewed rights agreement, each holder of the common stock of the Company at the close of business on December 16, 2008, received a dividend of one right for each share of common stock held entitling the holder to purchase from the Company one one-thousandth of a share of Series A No Par Serial Preferred Stock. Initially, the rights will be represented by the common stock certificates of the Company and will not be exercisable or traded separately from the common stock of the Company. In the absence of further board action, the rights will generally become exercisable if a person or group (i) acquires 15 percent or more of the outstanding common stock of the Company, or (ii) announces or commences a tender or exchange offer that would result in the person or group acquiring 15 percent or more of the outstanding common stock of the Company. Rights held by those that exceed the 15 percent threshold will be void.

In the event that any person or group acquires 15 percent or more of the outstanding common stock of the Company, and the rights are exercisable, each holder of a right (other than holders of rights that have become void) will have the right to receive upon exercise of the right, in lieu of shares of preferred stock, a number of shares of common stock of the Company having a market value of two times the exercise price of the right. If, after a person or group acquires 15 percent or more of the outstanding common stock of the Company, and while the rights are exercisable, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or in which shares of the common stock are exchanged for stock or other securities or property, or (ii) 50 percent or more of the Company’s assets or earning power is sold or transferred, each holder of a right (other than holders of rights that have become void) shall thereafter have the right to receive, upon exercise of the right, common stock of the acquiring company having a value equal to two times the purchase price of the right.

The rights agreement also includes an exchange option. In general, after a person or group acquires 15 percent or more of the outstanding common stock of the Company and while the rights are exercisable, the board of directors may, at its option, effect an exchange of part or all of the rights (other than rights that have become void) for shares of the common stock or preferred stock of the Company. Under this option, the Company would issue one share of common stock of the Company for each right or one one-thousandth of a share of preferred stock for each right, subject to adjustment in certain circumstances.

The board of directors may, at its option, redeem all outstanding rights for $0.001 per right at any time prior to the later of the Stock Acquisition Date and the Distribution Date (as these terms are defined in the Rights Agreement). The rights will expire on December 15, 2018, unless earlier redeemed, exchanged, or amended by the board of directors. The rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on our earnings.

17. Stock-based compensation plans

We account for our stock based compensation plans in accordance with SFAS No. 123(R), which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued.

Stock option plans

We have three stock incentive plans for certain officers, key salaried employees and directors: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 25,192,000 shares. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and restricted stock. The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $35.1 million, $25.0 million, and $17.3 million for fiscal 2009, 2008 and 2007, respectively.

Employee stock purchase plan

We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $7.3 million, $6.7 million, and $4.6 million for fiscal 2009, 2008 and 2007, respectively.

Deferred compensation plan

We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at March 29, 2009 and March 30, 2008 of approximately $51.1 million and $66.5 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets. As described below, at March 29, 2009, there was $5.8 million of deferred compensation related to Phantom Stock Units included in additional paid-in capital.

One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Effective March 20, 2009, the deferred compensation plan was amended such that payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock. Under the amended plan, Phantom Stock Units are accounted for as equity awards. The stock based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. The market value of Phantom Stock Units on March 20, 2009 of $5.8 million was reclassified from a long-term liability to paid-in capital. Previously, payment of investments in Phantom Stock Units following retirement or termination of employment was made in either cash or shares of PCC common stock, at the individual’s election. Phantom Stock Units were accounted for as liability awards through March 20, 2009. In addition, current retirees with Phantom Stock Units receiving payments under the deferred compensation plan continue to be accounted for as liability awards as they were grandfathered under the former plan. The change in market value of Phantom Stock Units accounted for as liability awards are recognized in the consolidated statement of income. Due to the decline in the fair value of PCC common stock during the respective fiscal years, we recognized income of approximately $4.9 million and $0.2 million in fiscal 2009 and 2008. We recognized expense of $4.6 million in fiscal 2007.

Deferred stock unit award

The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $100,000 divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. On each dividend payment date, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs, and such value will be divided by the closing stock price once per year. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $0.6 million, $0.5 million, and $0.3 million for fiscal 2009, 2008 and 2007, respectively.

The total amount of cash received from the exercise of stock options was $15.6 million, $40.1 million, and $31.6 million in fiscal 2009, 2008 and 2007, respectively. The related tax benefit was $12.7 million, $47.3 million, and $32.0 million in fiscal 2009, 2008 and 2007, respectively.

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2010 to fiscal 2019. At March 29, 2009, approximately 6,637,000 stock incentive plan shares were available for future grants.

There were approximately 417,000 shares issued under the 2008 ESPP during the year ended March 29, 2009. At March 29, 2009, there were approximately 2,583,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 2, 2006	6,223,000	$26.29
Granted	1,593,000	70.49
Exercised	(1,731,000)	18.20
Forfeited or expired	(158,000)	43.02

Outstanding at April 1, 2007	5,927,000	40.05	7.67	$181.6
Granted	1,124,000	139.32
Exercised	(1,404,000)	28.54
Forfeited or expired	(202,000)	58.22

Outstanding at March 30, 2008	5,445,000	62.67	7.45	358.4
Granted	1,878,000	58.04
Exercised	(499,000)	31.03
Forfeited or expired	(273,000)	82.86

Outstanding at March 29, 2009	6,551,000	62.67	7.29	89.1

Vested or expected to vest at March 30, 2008 (1)	4,567,000	58.79	7.26	317.6
Vested or expected to vest at March 29, 2009 (1)	5,568,000	60.12	7.06	85.3
Exercisable at March 30, 2008	2,215,000	30.66	5.93	210.7
Exercisable at March 29, 2009	3,122,000	47.89	5.69	75.2

(1)	Represents outstanding options reduced by expected forfeitures

18. Accumulated other comprehensive (loss) income

Comprehensive income is the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive (loss) income were as follows (net of tax):

Fiscal	2009	2008
Cumulative unrealized foreign currency translation (losses) gains	$(120.1)	$157.9
Pension and postretirement obligations	(161.6)	(138.3)
Unrecognized loss on derivatives	(6.5)	(3.6)

Accumulated other comprehensive (loss) income	$(288.2)	$16.0

19. Derivatives and hedging activities

Derivative financial instruments are to be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive (loss) income) depending on whether the derivative is being used to hedge changes in fair value or cash flows.

As of March 29, 2009, $13.1 million of deferred net losses (net of tax) relating to derivative activity in accumulated other comprehensive (loss) income, is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of March 29, 2009, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is twenty-one months. No material gains or losses due to ineffectiveness were recognized in fiscal 2009. The amount of net notional foreign exchange contracts outstanding as of March 29, 2009 was approximately $200 million.

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

Cash flow hedges

We have exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash-flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for fiscal 2009, are recognized in current period earnings.

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

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of March 29, 2009:

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$2.9	Accounts payable	$14.8
Foreign exchange contracts	Other assets	3.6

		$6.5		$14.8

The following table presents the effect of derivative instruments in the consolidated statement of income for the year ended March 29, 2009:

	Derivatives in Statement 133 Cash Flow Hedging Relationships				Derivatives in Statement 133 Fair Value Hedging Relationships
Derivatives designated as hedging instruments under SFAS No. 133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Total Amount of Gain (Loss) Recognized in Pre-tax Income
	2009		(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)	2009
Foreign exchange contracts	$(8.8)	Net sales	$(15.6)	$—	$—	$—	$(15.6)
		Cost of goods sold	2.4	—	—	—	2.4
		Selling and administrative expense	1.1	(0.2)	—	—	0.9
		Interest income	—	1.5	—	—	1.5

	$(8.8)	Total Pre-Tax	$(12.1)	$1.3	$—	$—	$(10.8)

20. Fair value measurements

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 29, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Cash equivalents	$184.9	$—	$—	$184.9
Derivative contracts	$—	$6.5	$—	$6.5
Liabilities:
Derivative contracts	$—	$14.8	$—	$14.8

Cash equivalents consist of money market funds, as well as other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost.

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

21. Segment information

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

Investment Cast Products

The Investment Cast Products segment includes PCC Structurals, PCC Airfoils and the Specialty Materials and Alloys Group (“SMAG”). These businesses manufacture investment castings, or provide related investment casting materials and alloys, for aircraft engines, industrial gas turbine engines, airframes, armaments, medical prostheses and other industrial applications.

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

Fastener Products

The Fastener Products segment primarily produces highly engineered fasteners, fastener systems and precision components for critical applications in the aerospace, automotive and industrial machinery markets. The majority of our Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. The balance of the segment’s sales is derived from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation.

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

Fiscal	2009	2008	2007
Net sales:
Investment Cast Products	$2,291.3	$2,160.0	$1,748.3
Forged Products	2,978.4	3,168.1	2,350.6
Fastener Products	1,558.2	1,421.7	1,121.9

Consolidated net sales	$6,827.9	$6,749.8	$5,220.8

Intercompany sales (1):
Investment Cast Products (2)	$263.8	$122.6	$71.4
Forged Products (3)	836.0	642.4	258.4
Fastener Products (4)	110.9	111.0	81.1

Total intercompany sales	$1,210.7	$876.0	$410.9

Segment operating income (loss):
Investment Cast Products	$586.3	$521.8	$382.3
Forged Products	652.9	699.5	409.5
Fastener Products	459.0	373.7	251.7
Corporate expense	(98.5)	(94.6)	(87.0)

Total segment operating income	1,599.7	1,500.4	956.5
Restructuring and asset impairment	11.8	6.1	—
Interest expense, net	10.4	42.3	52.0

Consolidated income before income taxes and minority interest	$1,577.5	$1,452.0	$904.5

Total assets:
Investment Cast Products	$1,230.4	$1,287.0	$967.1
Forged Products	2,661.7	2,518.0	1,878.4
Fastener Products	2,084.5	1,860.3	1,791.2
Corporate (5)	707.3	307.5	505.2
Discontinued operations	37.5	77.3	116.8

Consolidated total assets	$6,721.4	$6,050.1	$5,258.7

Depreciation and amortization expense:
Investment Cast Products	$34.0	$32.1	$31.1
Forged Products	64.7	52.5	41.5
Fastener Products	37.2	37.3	30.8
Corporate	4.6	4.5	3.9

Consolidated depreciation and amortization expense	$140.5	$126.4	$107.3

Capital expenditures:
Investment Cast Products	$60.6	$65.4	$35.7
Forged Products	109.7	116.6	116.0
Fastener Products	33.3	29.2	33.7
Corporate	1.1	13.5	29.7

Consolidated capital expenditures	$204.7	$224.7	$215.1

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
(2)	Investment Cast Products: Includes intersegment sales of $24.0 million, $27.4 million and $4.1 million for fiscal 2009, 2008 and 2007, respectively.
(3)	Forged Products: Includes intersegment sales of $75.6 million, $41.0 million and $8.3 million for fiscal 2009, 2008 and 2007, respectively.
(4)	Fastener Products: Includes intersegment sales of $3.3 million, $2.3 million and $1.8 million for fiscal 2009, 2008 and 2007, respectively.
(5)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment, deferred income taxes and other assets.

Net sales to General Electric were 11.8 percent, 12.0 percent and 11.7 percent of total sales in fiscal 2009, 2008 and 2007, respectively, as follows:

Fiscal	2009	2008	2007
Investment Cast Products	$524.1	$474.7	$372.3
Forged Products	244.9	305.7	212.0
Fastener Products	35.3	31.8	27.5

	$804.3	$812.2	$611.8

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

Fiscal	2009	2008	2007
United States	$5,535.1	$5,386.9	$4,147.2
United Kingdom	866.3	922.4	746.1
Other countries	426.5	440.5	327.5

Net sales	$6,827.9	$6,749.8	$5,220.8

United States	$1,014.4	$930.0	$815.7
United Kingdom	152.0	166.4	147.0
Other countries	103.5	124.4	110.2
Assets of discontinued operations	19.1	29.8	39.0

Total tangible long-lived assets	$1,289.0	$1,250.6	$1,111.9

22. Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and CP. The following condensed consolidating financial information presents, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of March 29, 2009 and March 30, 2008, statements of income and statements of cash flows for the fiscal years ended March 29, 2009, March 30, 2008, and April 1, 2007. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company, Precision Castparts Corp., had positive cash flows from operations for the years ended March 29, 2009, March 30, 2008 and April 1, 2007. The positive operating cash flows are due to a variety of factors, including dividends from its subsidiaries (which are treated as equity method investees for the purposes of this disclosure), the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Year Ended March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,564.9	$1,546.4	$(283.4)	$6,827.9
Cost of goods sold	13.6	3,901.6	1,206.3	(283.4)	4,838.1
Selling and administrative expenses	84.7	215.4	90.0	—	390.1
Restructuring and asset impairment	—	7.6	4.2	—	11.8
Other expense (income)	6.4	(20.8)	14.4	—	—
Interest (income) expense, net	(60.9)	73.7	(2.4)	—	10.4
Equity in earnings of subsidiaries	(1,076.5)	(20.8)	—	1,097.3	—

Income (loss) before income tax and minority interest	1,032.7	1,408.2	233.9	(1,097.3)	1,577.5
Provision for income taxes	(11.8)	489.3	61.6	—	539.1
Minority interest	—	1.4	(1.7)	—	(0.3)

Net income (loss) from continuing operations	1,044.5	920.3	170.6	(1,097.3)	1,038.1
Net income from discontinued operations	—	0.9	5.5	—	6.4

Net income (loss)	$1,044.5	$921.2	$176.1	$(1,097.3)	$1,044.5

Condensed Consolidating Statements of Income

Year Ended March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,328.3	$1,708.0	$(286.5)	$6,749.8
Cost of goods sold	11.1	3,827.2	1,344.1	(286.5)	4,895.9
Selling and administrative expenses	83.2	197.3	73.0	—	353.5
Restructuring and asset impairment	—	0.2	5.9	—	6.1
Other (income) expense	(1.9)	(8.3)	10.2	—	—
Interest (income) expense, net	(222.5)	119.5	145.3	—	42.3
Equity in earnings of subsidiaries	(838.8)	(41.3)	—	880.1	—

Income (loss) before income tax and minority interest	968.9	1,233.7	129.5	(880.1)	1,452.0
Provision for income taxes	(18.4)	429.9	80.2	—	491.7
Minority interest	—	—	(1.2)	—	(1.2)

Net income (loss) from continuing operations	987.3	803.8	48.1	(880.1)	959.1
Net income from discontinued operations	—	20.9	7.3	—	28.2

Net income (loss)	$987.3	$824.7	$55.4	$(880.1)	$987.3

Condensed Consolidating Statements of Income

Year Ended April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,167.7	$1,225.4	$(172.3)	$5,220.8
Cost of goods sold	7.9	3,135.8	966.0	(172.3)	3,937.4
Selling and administrative expenses	78.8	176.0	72.1	—	326.9
Other (income) expense	(2.4)	—	2.4	—	—
Interest (income) expense, net	(27.2)	101.2	(22.0)	—	52.0
Equity in earnings of subsidiaries	(649.0)	(26.6)	—	675.6	—

Income (loss) before income tax and minority interest	591.9	781.3	206.9	(675.6)	904.5
Provision for income taxes	(41.2)	295.0	45.8	—	299.6
Minority interest	—	—	(1.4)	—	(1.4)

Net income (loss) from continuing operations	633.1	486.3	159.7	(675.6)	603.5
Net income from discontinued operations	—	3.1	26.5	—	29.6

Net income (loss)	$633.1	$489.4	$186.2	$(675.6)	$633.1

Condensed Consolidating Balance Sheets

March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$423.2	$1.9	$129.4	$—	$554.5
Receivables, net	46.1	2,069.1	140.4	(1,347.4)	908.2
Inventories	—	1,006.0	224.5	—	1,230.5
Prepaid expenses	1.5	7.2	7.3	—	16.0
Deferred income taxes	3.7	44.4	10.9	—	59.0
Discontinued operations	—	34.0	90.9	(108.4)	16.5

Total current assets	474.5	3,162.6	603.4	(1,455.8)	2,784.7

Property, plant and equipment, net	39.3	853.3	255.5	—	1,148.1
Goodwill	—	1,930.5	493.8	—	2,424.3
Deferred income taxes	42.5	—	—	(42.5)	—
Investments in subsidiaries	6,194.5	443.7	—	(6,638.2)	—
Other assets	102.3	114.2	110.4	16.4	343.3
Discontinued operations	—	14.5	6.5	—	21.0

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

Liabilities and Shareholders’ Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.0	$6.7	$0.5	$—	$55.2
Accounts payable	1,506.1	442.9	109.6	(1,455.8)	602.8
Accrued liabilities	26.8	253.1	67.2	(1.1)	346.0
Income taxes payable	30.4	—	14.7	—	45.1
Discontinued operations	—	6.6	5.1	—	11.7

Total current liabilities	1,611.3	709.3	197.1	(1,456.9)	1,060.8

Long-term debt	249.3	1.0	0.5	—	250.8
Deferred income taxes	—	126.4	27.3	(42.5)	111.2
Pension and other postretirement benefit obligations	127.8	194.1	6.5	—	328.4
Other long-term liabilities	4.9	91.0	11.1	—	107.0
Discontinued operations	—	0.3	3.1	—	3.4
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,252.6	2,806.7	931.4	(3,738.1)	1,252.6
Retained earnings	3,895.4	2,679.9	447.0	(3,126.9)	3,895.4
Accumulated other comprehensive (loss) income	(288.2)	(89.9)	(154.4)	244.3	(288.2)

Total shareholders’ equity	4,859.8	5,396.7	1,224.0	(6,620.7)	4,859.8

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

Condensed Consolidating Balance Sheets

March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$69.6	$0.8	$150.9	$—	$221.3
Receivables, net	35.1	1,148.6	560.8	(731.2)	1,013.3
Inventories	—	716.7	269.5	—	986.2
Prepaid expenses	3.1	8.0	10.5	—	21.6
Deferred income taxes	29.1	29.4	24.5	—	83.0
Discontinued operations	—	28.8	75.4	(57.3)	46.9

Total current assets	136.9	1,932.3	1,091.6	(788.5)	2,372.3

Property, plant and equipment, net	42.2	770.3	293.9	—	1,106.4
Goodwill	—	1,659.9	622.5	—	2,282.4
Deferred income taxes	55.1	—	—	(55.1)	—
Investments in subsidiaries	4,954.3	421.0	—	(5,375.3)	—
Other assets	121.5	86.6	36.4	14.1	258.6
Discontinued operations	—	15.7	14.7	—	30.4

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

Liabilities and Shareholders’ Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$19.0	$0.3	$0.2	$—	$19.5
Accounts payable	699.3	475.5	292.7	(788.5)	679.0
Accrued liabilities	27.3	291.5	98.7	(1.1)	416.4
Income taxes payable	32.7	2.4	30.3	—	65.4
Discontinued operations	—	11.6	12.9	—	24.5

Total current liabilities	778.3	781.3	434.8	(789.6)	1,204.8

Long-term debt	327.3	6.8	0.3	—	334.4
Deferred income taxes	—	80.2	19.9	(55.1)	45.0
Pension and other postretirement benefit obligations	133.9	134.2	6.4	—	274.5
Other long-term liabilities	25.5	82.2	34.8	—	142.5
Discontinued operations	—	3.5	0.4	—	3.9
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,155.6	2,084.4	1,201.3	(3,285.7)	1,155.6
Retained earnings	2,873.4	1,758.7	270.9	(2,029.6)	2,873.4
Accumulated other comprehensive income (loss)	16.0	(45.5)	90.3	(44.8)	16.0

Total shareholders’ equity	4,045.0	3,797.6	1,562.5	(5,360.1)	4,045.0

	$5,310.0	$4,885.8	$2,059.1	$(6,204.8)	$6,050.1

Condensed Consolidating Statements of Cash Flows

Year Ended March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$38.2	$885.4	$179.5	$—	$1,103.1

Acquisitions of businesses	(486.8)	—	(3.7)	—	(490.5)
Capital expenditures	(1.2)	(140.7)	(62.8)	—	(204.7)
Intercompany advances	—	(707.2)	12.2	695.0	—
Intercompany loans	107.3	—	—	(107.3)	—
Dispositions of business and other	15.6	9.6	1.0	—	26.2
Net cash (used) provided by investing activities of discontinued operations	—	(1.1)	3.0	3.0	4.9

Net cash (used) provided by investing activities	(365.1)	(839.4)	(50.3)	590.7	(664.1)

Net change in commercial paper and short-term borrowings	—	—	(0.1)	—	(0.1)
Net change in long-term debt	(49.0)	(0.4)	(0.6)	—	(50.0)
Common stock issued	36.7	—	—	—	36.7
Cash dividends	(16.7)	—	—	—	(16.7)
Excess tax benefits from share-based payment arrangements	11.5	—	—	—	11.5
Intercompany advances	698.0	—	—	(698.0)	—
Intercompany loans	—	(43.7)	(54.7)	98.4	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.8)	(8.9)	8.9	(0.8)

Net cash provided (used) by financing activities	680.5	(44.9)	(64.3)	(590.7)	(19.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(86.4)	—	(86.4)

Net increase (decrease) in cash and cash equivalents	353.6	1.1	(21.5)	—	333.2
Cash and cash equivalents at beginning of year	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of year	$423.2	$1.9	$129.4	$—	$554.5

Condensed Consolidating Statements of Cash Flows

Year Ended March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$134.0	$489.0	$14.5	$276.2	$913.7

Acquisitions of businesses	(113.3)	1.2	(142.1)	—	(254.2)
Capital expenditures	(13.5)	(159.8)	(51.4)	—	(224.7)
Intercompany advances	—	(385.7)	(126.3)	512.0	—
Intercompany receivables securitization	—	—	276.2	(276.2)	—
Intercompany loans	(68.3)	—	—	68.3	—
Dispositions of business and other	42.3	7.8	2.2	—	52.3
Net cash (used) provided by investing activities of discontinued operations	—	(1.1)	4.2	(5.8)	(2.7)

Net cash (used) provided by investing activities	(152.8)	(537.6)	(37.2)	298.3	(429.3)

Net change in commercial paper and short-term borrowings	(352.9)	—	(0.2)	—	(353.1)
Net change in long-term debt	(163.2)	(1.4)	(0.1)	—	(164.7)
Common stock issued	53.6	—	—	—	53.6
Cash dividends	(16.6)	—	—	—	(16.6)
Excess tax benefits from share-based payment arrangements	43.2	—	—	—	43.2
Intercompany advances	506.2	—	—	(506.2)	—
Intercompany loans	—	43.7	25.5	(69.2)	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.5)	(0.9)	0.9	(0.5)

Net cash provided (used) by financing activities	70.3	41.8	24.3	(574.5)	(438.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	24.6	—	24.6

Net increase (decrease) in cash and cash equivalents	51.5	(6.8)	26.2	—	70.9
Cash and cash equivalents at beginning of year	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of year	$69.6	$0.8	$150.9	$—	$221.3

Condensed Consolidating Statements of Cash Flows

Year Ended April 1, 2007	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$106.4	$760.0	$45.8	$(46.7)	$865.5

Acquisitions of businesses	(641.6)	(287.0)	9.4	—	(919.2)
Capital expenditures	(29.6)	(150.2)	(35.3)	—	(215.1)
Intercompany advances	—	(332.8)	144.0	188.8	—
Intercompany receivables securitization	—	—	(46.7)	46.7	—
Intercompany loans	21.7	—	—	(21.7)	—
Dispositions of business and other	37.4	28.8	5.5	—	71.7
Net cash (used) provided by investing activities of discontinued operations	—	(9.4)	(0.7)	2.1	(8.0)

Net cash (used) provided by investing activities	(612.1)	(750.6)	76.2	215.9	(1,070.6)

Net change in commercial paper and short-term borrowings	382.9	—	(47.5)	—	335.4
Net change in long-term debt	(125.4)	(1.1)	0.1	—	(126.4)
Common stock issued	49.3	—	—	—	49.3
Cash dividends	(16.3)	—	—	—	(16.3)
Excess tax benefits from share-based payment arrangements	28.9	—	—	—	28.9
Intercompany advances	190.9	—	—	(190.9)	—
Intercompany loans	—	—	(13.2)	13.2	—
Other	2.9	—	(1.8)	—	1.1
Net cash (used) provided by financing activities of discontinued operations	—	(0.7)	(5.8)	8.5	2.0

Net cash provided (used) provided by financing activities	513.2	(1.8)	(68.2)	(169.2)	274.0

Effect of exchange rate changes on cash and cash equivalents	—	—	21.6	—	21.6

Net increase in cash and cash equivalents	7.5	7.6	75.4	—	90.5
Cash and cash equivalents at beginning of year	10.6	—	49.3	—	59.9

Cash and cash equivalents at end of year	$18.1	$7.6	$124.7	$—	$150.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precision Castparts Corp.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 29, 2009 and March 30, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 29, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of March 29, 2009 and March 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, on April 1, 2007, the Company changed its method of accounting for defined benefit and other postretirement benefit plans upon the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 29, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

May 28, 2009

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data) 2009	1st Quarter	2nd Quarter	3rd Quarter (2)	4th Quarter
Net sales	$1,810.1	$1,798.7	$1,614.7	$1,604.4
Gross profit	$524.1	$499.0	$467.8	$498.9
Net income:
Continuing operations	$273.4	$264.9	$236.8	$263.0
Discontinued operations	2.4	4.4	2.3	(2.7)

	$275.8	$269.3	$239.1	$260.3

Net income per share-basic:
Continuing operations	$1.96	$1.90	$1.70	$1.88
Discontinued operations	0.02	0.03	0.02	(0.02)

	$1.98	$1.93	$1.72	$1.86

Net income per share-diluted:
Continuing operations	$1.94	$1.88	$1.69	$1.87
Discontinued operations	0.02	0.03	0.01	(0.02)

	$1.96	$1.91	$1.70	$1.85

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$128.20	$104.23	$78.78	$68.18
Low	$98.34	$81.38	$47.23	$48.61
End	$99.05	$81.38	$56.84	$63.12

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (3)
Net sales	$1,622.3	$1,693.0	$1,668.2	$1,766.3
Gross profit	$437.6	$460.4	$460.8	$495.1
Net income:
Continuing operations	$221.7	$232.1	$241.2	$264.1
Discontinued operations	4.7	3.3	5.3	14.9

	$226.4	$235.4	$246.5	$279.0

Net income per share-basic:
Continuing operations	$1.61	$1.68	$1.74	$1.90
Discontinued operations	0.04	0.03	0.04	0.11

	$1.65	$1.71	$1.78	$2.01

Net income per share-diluted:
Continuing operations	$1.59	$1.66	$1.72	$1.88
Discontinued operations	0.03	0.02	0.04	0.11

	$1.62	$1.68	$1.76	$1.99

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$121.36	$149.09	$153.72	$142.57
Low	$101.02	$119.10	$133.01	$95.83
End	$121.36	$147.98	$138.54	$101.35

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.
(2)	The third quarter of fiscal 2009 includes an $11.8 million charge for costs associated with restructuring activities across all segments.
(3)	The fourth quarter of fiscal 2008 includes a $6.1 million charge for costs associated with restructuring activities within the Investment Cast Products segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 29, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in August 2008, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) an annual certification of compliance with NYSE listing standards without qualification.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of March 29, 2009, the Company’s internal control over financial reporting was effective.

During fiscal 2009, PCC acquired Hackney Ladish Holding Corp., Fatigue Technology, Inc. and Airdrome Holdings, LLC, which consists of Airdrome Precision Components and AF Aerospace Ltd., on December 4, 2008, November 21, 2008 and September 30, 2008, respectively, in purchase business combinations. Management has excluded Hackney Ladish Holding Corp., Fatigue Technology, Inc., Airdrome Precision Components and AF Aerospace Ltd from its assessment of internal control over financial reporting as of March 29, 2009 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition dates and the date of management’s assessment. Total assets and revenues of these three acquisitions represent approximately 7.4% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 29, 2009.

Our internal control over financial reporting as of March 29, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precision Castparts Corp.

Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Airdrome Holdings, LLC (“Airdrome”), Fatigue Technology, Inc. (“FTI”), and Hackney Ladish Holding Corp. (“Hackney Ladish”), which were acquired on September 30, 2008, November 21, 2008, and December 4, 2008, respectively, and whose financial statements constitute, in aggregate, 7.4 % of total assets, 1.0 % of revenues, and 0.8 % of net income of the consolidated financial statement amounts as of and for the year ended March 29, 2009. Accordingly, our audit did not include the internal control over financial reporting at Airdrome, FTI, or Hackney Ladish. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 29, 2009 of the Company and our report dated May 28, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

May 28, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2009 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2009 Annual Meeting of Shareholders of the Registrant.

The Company has adopted a code of ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Conduct on the PCC Corporate Center at www.precast.com/PCC/Governance.html. A copy may also be received free of charge by calling Investor Relations at (503) 946-4850 or sending an email to info@precastcorp.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to Executive Compensation is incorporated herein by reference to “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2009 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2009 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to “Proposal 1: Election of Directors, Corporate Governance” and continuing through “Director Independence” and to “Transactions with Related Persons” in the Proxy Statement to be filed for the 2009 Annual Meeting of Shareholders of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be filed for the 2009 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Precision Castparts Corp., as amended. (Incorporated herein by reference to Exhibit 3(A) to the Form 10-K filed June 11, 2002.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed November 8, 2006.)

3.3	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed December 16, 2008.)

3.4	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed November 19, 2007.)

4.1	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.)

4.2	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003.)

4.3	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.)

4.4	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.5	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.)

4.6	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee (Incorporated herein by reference to Exhibit 4.8 to the Form 10-K filed June 14, 2006.)

4.7	Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.8	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.9	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.)

4.10	Rights Agreement, dated as of December 12, 2008, between Precision Castparts Corp. and the Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 16, 2008.)

10.1	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed October 19, 2005.)

10.2	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.)

10.3	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed June 14, 2006.)

10.4	Amendment No. 4 to Amended and Restated Credit Agreement and Amendment No. 2 to Guaranty Agreement dated as of May 16, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 21, 2007.)

10.5	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.) *

10.6	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.) *

10.7	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.)

10.8	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2008.) *

10.9	2008 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed May 29, 2008) *

10.10	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed June 14, 2004.) *

10.11	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 9, 2007.) *

10.12	Form of Nonstatutory Stock Option Agreement for William D. Larsson (2007 and 2008 grants) (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed November 19, 2007.) *

10.13	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 9, 2007.) *

10.14	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit A to the Company’s July 3, 2007 Proxy Statement.) *

10.15	Incentive Compensation Program for Human Capital Planning Performance *

10.16	Executive Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 *

10.17	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 *

10.18	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.) *

10.19	Supplemental Executive Retirement Program—Level One Plan—Ongoing (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed December 19, 2006.) *

10.20	Supplemental Executive Retirement Program—Level Two Plan—Ongoing (Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed December 19, 2006.) *

10.21	Supplemental Retirement Income Benefit for William D. Larsson (Incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed November 7, 2008.) *

10.22	Form of Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 6, 2009). *

10.23	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.) *

10.24	Roger Cooke agreement, dated as of March 13, 2000 (Incorporated herein by reference to Exhibit 10.28 to the Form 10-K filed May 31, 2007) *

10.25	William D. Larsson agreement, dated May 22, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 28, 2008) *

10.26	Amendment to William D. Larsson agreement, dated November 13, 2008 (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed February 6, 2009) *

10.27	Separation Agreement with Chris Ayers, dated July 29, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed July 30, 2008) *

10.28	Time Sharing Agreement, dated October 23, 2007, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.) *

11	Calculation of Earnings Per Share for the Year Ended April 1, 2007 **

16.1	Letter from PricewaterhouseCoopers LLP (Incorporated herein by reference to Exhibit 16.1 in the Form 8-K filed June 21, 2006) (File number 1-10348)

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is included in the “Earnings per Share” note in “Item 8. Financial Statement and Supplementary Data.”

(b) See a(3) above.

(c) See a(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/S/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer

Dated: May 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN Mark Donegan	Chairman and Chief Executive Officer	May 28, 2009

/S/ SHAWN R. HAGEL Shawn R. Hagel	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2009

/S/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	May 28, 2009

/S/ DON R. GRABER Don R. Graber	Director	May 28, 2009

/S/ LESTER L. LYLES Lester L. Lyles	Director	May 28, 2009

/S/ DANIEL J. MURPHY Daniel J. Murphy	Director	May 28, 2009

/S/ VERNON E. OECHSLE Vernon E. Oechsle	Director	May 28, 2009

/S/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	May 28, 2009

/S/ ULRICH SCHMIDT Ulrich Schmidt	Director	May 28, 2009