Form 10-Q
period 2009-06-28
PRECISION CASTPARTS CORP
filed 2009-08-07
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 28, 2009

Commission File No. 1-10348

Precision Castparts Corp.

An Oregon Corporation

IRS Employer Identification No. 93-0460598

4650 S.W. Macadam Avenue

Suite 400

Portland, Oregon 97239-4254

Telephone: (503) 946-4800

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, no par value, outstanding as of July 29, 2009: 140,220,313

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	6/28/09	6/29/08
Net sales	$1,379.5	$1,810.1
Cost of goods sold	911.9	1,286.0
Selling and administrative expenses	97.9	102.3
Interest expense	4.4	4.9
Interest income	(0.8)	(1.7)

Income before income tax expense and noncontrolling interest	366.1	418.6
Income tax expense	125.9	145.1

Net income from continuing operations	240.2	273.5
Net income from discontinued operations	0.3	2.4

Net income	240.5	275.9
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Precision Castparts Corp. (“PCC”)	$240.4	$275.8

Net income per common share attributable to PCC shareholders – basic:
Net income from continuing operations	$1.71	$1.96
Net income from discontinued operations	0.01	0.02

	$1.72	$1.98

Net income per common share attributable to PCC shareholders – diluted:
Net income from continuing operations	$1.70	$1.94
Net income from discontinued operations	—	0.02

	$1.70	$1.96

Weighted average common shares outstanding:
Basic	140.1	139.2
Diluted	141.2	140.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	6/28/09	3/29/09
ASSETS
Current assets:
Cash and cash equivalents	$632.1	$554.5
Receivables, net	813.1	908.2
Inventories	1,303.0	1,230.5
Prepaid expenses	15.6	16.0
Deferred income taxes	55.1	59.0
Discontinued operations	16.9	16.5

Total current assets	2,835.8	2,784.7

Property, plant and equipment, at cost	2,178.2	2,059.0
Less - accumulated depreciation	(959.0)	(910.9)

Net property, plant and equipment	1,219.2	1,148.1

Goodwill	2,449.9	2,424.3
Acquired intangible assets, net	141.6	139.0
Other assets	287.1	204.3
Discontinued operations	23.5	21.0

	$6,957.1	$6,721.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$55.2	$55.2
Accounts payable	491.4	602.8
Accrued liabilities	324.7	346.0
Income taxes payable	139.6	45.1
Discontinued operations	10.8	11.7

Total current liabilities	1,021.7	1,060.8

Long-term debt	250.7	250.8
Pension and other postretirement benefit obligations	217.7	328.4
Other long-term liabilities	101.1	103.7
Deferred income taxes	125.2	111.2
Discontinued operations	2.9	3.4
Commitments and contingencies
Shareholders’ equity:
Common stock	140.2	139.9
Paid-in capital	1,138.3	1,112.7
Retained earnings	4,131.6	3,895.4
Accumulated other comprehensive loss	(175.3)	(288.2)

Total PCC shareholders’ equity	5,234.8	4,859.8
Noncontrolling interest	3.0	3.3

Total shareholders’ equity	5,237.8	4,863.1

	$6,957.1	$6,721.4

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	6/28/09	6/29/08
Operating activities:
Net income	$240.5	$275.9
Net income from discontinued operations	(0.3)	(2.4)
Non-cash items:
Depreciation and amortization	36.8	34.6
Deferred income taxes	12.5	12.5
Stock-based compensation expense	10.0	9.3
Excess tax benefits from share-based payment arrangements	(3.3)	(9.1)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	108.9	(29.4)
Inventories	(60.3)	(135.6)
Other current assets	0.4	(4.4)
Payables, accruals and income taxes payable	(19.5)	82.9
Pension and other postretirement benefit plans	(186.5)	9.5
Other non-current assets and liabilities	3.5	(3.1)
Net cash (used) provided by operating activities of discontinued operations	(3.0)	6.0

Net cash provided by operating activities	139.7	246.7

Investing activities:
Capital expenditures	(77.6)	(47.7)
Dispositions of businesses	—	(0.4)
Other investing activities	(12.8)	8.9
Net cash used by investing activities of discontinued operations	(0.2)	(0.4)

Net cash used by investing activities	(90.6)	(39.6)

Financing activities:
Net change in long-term debt	(0.1)	(30.0)
Common stock issued	12.4	10.4
Excess tax benefits from share-based payment arrangements	3.3	9.1
Cash dividends	(4.2)	(4.2)
Net cash used by financing activities of discontinued operations	(0.2)	(0.3)

Net cash provided (used) by financing activities	11.2	(15.0)

Effect of exchange rate changes on cash and cash equivalents	17.3	0.4

Net increase in cash and cash equivalents	77.6	192.5
Cash and cash equivalents at beginning of period	554.5	221.3

Cash and cash equivalents at end of period	$632.1	$413.8

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data)

(1)	Basis of Presentation

The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC”, the “Company”, or “we”), without audit and subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America, except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In accordance with SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), management has evaluated subsequent events through August 7, 2009. There were no subsequent events requiring disclosure under SFAS No. 165.

(2)	Stock-based Compensation

During the three months ended June 28, 2009 and June 29, 2008, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 29, 2009.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	6/28/09	6/29/08
Cost of goods sold	$3.2	$3.1
Selling, general and administrative	6.8	6.2

Stock-based compensation expense before income taxes	10.0	9.3
Income tax benefit	(3.0)	(2.8)

Total stock-based compensation expense after income taxes	$7.0	$6.5

(3)	Business Acquisitions

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.4 million, which was primarily paid in cash. These transactions resulted in $301.0 million of goodwill (of which $217.2 million is deductible for tax purposes) and $59.9 million of other intangible assets, including tradenames with indefinite lives valued at approximately $34.7 million. The impact of these acquisitions was not material to our consolidated results of operations; consequently, pro forma information has not been included. As of June 28, 2009, the purchase price allocations are subject to further refinement as analyses are completed. The following is a description of the three acquisitions.

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

(4)	Discontinued Operations

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	6/28/09	6/29/08
Net sales	$11.7	$30.8
Cost of goods sold	10.7	29.5
Selling and administrative expenses	1.2	1.5

Loss from operations before income taxes	(0.2)	(0.2)
Income tax (benefit) expense	(0.5)	0.6

Net income (loss) from operations	0.3	(0.8)
Gain on disposal, net of $0.0 and $0.1 tax expense	—	3.2

Net income from discontinued operations	$0.3	$2.4

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	6/28/09	3/29/09
Assets of discontinued operations:
Current assets	$16.9	$16.5
Net property, plant and equipment	19.3	19.1
Other assets	4.2	1.9

	$40.4	$37.5

Liabilities of discontinued operations:
Long term debt currently due	$0.1	$0.3
Other current liabilities	10.7	11.4
Other liabilities	2.9	3.4

	$13.7	$15.1

(5)	Inventories

Inventories consisted of the following:

	6/28/09	3/29/09
Finished goods	$280.7	$245.8
Work-in-process	511.3	487.3
Raw materials and supplies	368.8	377.6

	1,160.8	1,110.7
LIFO provision	142.2	119.8

Total inventory	$1,303.0	$1,230.5

(6)	Goodwill and Acquired Intangibles

We perform our annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2009, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. There were no changes to our reporting units or triggering events during the current fiscal quarter requiring a goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

The changes in the carrying amount of goodwill by reportable segment for the three months ended June 28, 2009, were as follows:

	Balance at 3/29/09	Currency Translation and Other	Balance at 6/28/09
Investment Cast Products	$342.4	$2.3	$344.7
Forged Products	821.2	21.4	842.6
Fastener Products	1,260.7	1.9	1,262.6

Total	$2,424.3	$25.6	$2,449.9

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	June 28, 2009			March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$16.0	$(5.3)	$10.7	$16.0	$(4.9)	$11.1
Proprietary technology	2.3	(0.9)	1.4	2.3	(0.8)	1.5
Tradenames	0.5	(0.4)	0.1	0.5	(0.4)	0.1
Long-term customer relationships	29.3	(4.9)	24.4	28.0	(3.6)	24.4
Backlog	8.4	(6.9)	1.5	8.2	(6.6)	1.6

	$56.5	$(18.4)	38.1	$55.0	$(16.3)	38.7

Unamortized intangible assets:
Tradenames			103.5			100.3

Acquired intangibles, net			$141.6			$139.0

Amortization expense for acquired intangible assets for the three months ended June 28, 2009 and June 29, 2008 was $2.1 million and $1.8 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $8.3 million for fiscal 2010. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2011	$7.0
2012	5.8
2013	5.4
2014	5.4
2015	3.0

(7)	Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of June 28, 2009 and March 29, 2009 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

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

(8)	Earnings per Share

Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	6/28/09	6/29/08
Amounts attributable to PCC shareholders:
Net income from continuing operations	$240.1	$273.4
Net income from discontinued operations	0.3	2.4

Net income attributable to PCC shareholders	$240.4	$275.8

	Three Months Ended
	6/28/09	6/29/08
Basic weighted average shares outstanding	140.1	139.2
Dilutive stock options	1.1	1.6

Average shares outstanding assuming dilution	141.2	140.8

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three months ended June 28, 2009 and June 29, 2008, stock options to purchase 1.3 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(9)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended
	6/28/09	6/29/08
Net income	$240.5	$275.9
Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	96.5	3.3
Pension and postretirement obligations	4.1	1.5
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax expense of $4.6 and $1.1, respectively)	6.9	3.3
Reclassification to net income of previously deferred losses (gains) (net of income tax (benefit) expense of $(2.0) and $0.8, respectively)	5.4	(1.1)

Other comprehensive income	112.9	7.0
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)

Total comprehensive income attributable to PCC	$353.3	$282.8

Accumulated other comprehensive loss consisted of the following:

	6/29/08	3/29/09
Cumulative unrealized foreign currency translation losses	$(23.6)	$(120.1)
Pension and postretirement obligations	(157.5)	(161.6)
Unrealized gain (loss) on derivatives	5.8	(6.5)

Accumulated other comprehensive loss	$(175.3)	$(288.2)

(10)	Derivatives and Hedging Activities

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

As of June 28, 2009, $6.6 million of deferred net gains (net of tax) relating to derivative activity in accumulated other comprehensive (loss) income, is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of June 28, 2009, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is eighteen months. No material gains or losses due to ineffectiveness were recognized in the first quarter of fiscal 2010. The amount of net notional foreign exchange contracts outstanding as of June 28, 2009 was approximately $175 million.

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

Fair value hedges

We have sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. Changes in the fair value of the derivative instrument are offset in the income statement by changes in the fair value of the item being hedged.

Cash flow hedges

We have exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges, which were not material for the first quarter of fiscal 2010, are recognized in current period earnings.

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

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of June 28, 2009:

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$8.0	Accounts payable	$1.3
Foreign exchange contracts	Other assets	1.2

		$9.2		$1.3

The following table presents the effect of derivative instruments in the consolidated statement of income for the three months ended June 28, 2009:

	Derivatives in Statement 133 Cash Flow Hedging Relationships				Derivatives in Statement 133 Fair Value Hedging Relationships
Derivatives designated as hedging instruments under SFAS No. 133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)

Foreign exchange contracts	$8.1	Net sales	$(1.8)	$(0.1)	$—	$—	$(1.9)

		Cost of goods sold	0.3	—	—	—	0.3

		Selling and administrative expense	(0.4)	0.6	—	—	0.2

		Interest income	—	0.1	—	—	0.1

	$8.1	Total Pre-Tax	$(1.9)	$0.6	$—	$—	$(1.3)

(11)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 as it relates to financial assets and financial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 28, 2009:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$127.4	$—	$—	$127.4
Derivative contracts	$—	$9.2	$—	$9.2
Liabilities:
Derivative contracts	$—	$1.3	$—	$1.3

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

We estimate that the fair value of our long-term fixed rate debt instruments was $289.8 million compared to a book value of $291.2 million at June 28, 2009. At March 29, 2009, the estimated fair value of our long-term fixed rate debt instruments was $292.0 million compared to a book value of $291.2 million. The fair value of long-term debt was estimated using our borrowing rate at quarter-end for similar types of borrowing arrangements. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12)	Pensions and Other Postretirement Benefit Plans

We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

The net periodic benefit cost for our pension plans consisted of the following components:

	Pension Benefits		Other Postretirement Benefits
	6/28/09	6/29/08	6/28/09	6/29/08
Service cost	$8.4	$9.7	$0.3	$0.4
Interest cost	23.5	23.8	2.1	2.1
Expected return on plan assets	(28.4)	(29.4)	—	—
Recognized net actuarial loss	1.1	1.8	(0.1)	0.2
Amortization of prior service cost	3.3	0.8	0.2	(0.1)

Net periodic benefit cost	$7.9	$6.7	$2.5	$2.6

In the first quarter of fiscal 2010, we contributed $193.9 million to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $16.1 million of required contributions in fiscal 2010, for total contributions to the defined benefit pension plans of approximately $205.0 million in fiscal 2010. We expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

(13)	Commitments and Contingencies

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, or cash flows.

(14)	New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS No. 168 will be effective for the Company in the second quarter of fiscal 2010. The adoption of this standard will not impact our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. SFAS No. 165 was effective for the Company beginning in the first quarter of fiscal 2010. As SFAS No. 165 only requires enhanced disclosures, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 were effective for our first quarter ending June 28, 2009. The adoption of FSP FAS 107-1 and ABP 28-1 required additional disclosures regarding fair value of financial instruments; however, it did not impact our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for the Company in the fourth quarter of fiscal 2010. As FSP No. 132(R)-1 only requires enhanced disclosures, the adoption of this FSP will not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”) and other U.S. GAAP. This FSP was effective in the first quarter of fiscal 2010, and will be applied prospectively to intangible assets acquired after the effective date.

On December 4, 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of our fiscal year 2010. Generally, the effects of SFAS No. 141(R) will depend on future acquisitions. SFAS No. 160 was effective for the Company in the first quarter of fiscal 2010. The adoption of SFAS No. 160 did not have a significant impact on the reporting of our consolidated financial position, results of operations, or cash flows as noncontrolling interests are not material to the financial statements.

(15)	Segment Information

Information regarding segments is presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Based on the criteria outlined in SFAS No. 131, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. The Investment Cast Products and Forged Products segments are each comprised of two or more reporting units, which are aggregated in accordance with paragraph 17 of SFAS No. 131 in our determination of reportable segments.

	Three Months Ended
	6/28/09	6/29/08
Net sales:
Investment Cast Products	$488.7	$597.7
Forged Products	539.0	816.5
Fastener Products	351.8	395.9

Consolidated net sales	$1,379.5	$1,810.1

Segment operating income (loss):
Investment Cast Products	$142.4	$151.0
Forged Products	141.2	182.8
Fastener Products	114.0	112.6
Corporate expenses	(27.9)	(24.6)

Total segment operating income	369.7	421.8
Interest expense	4.4	4.9
Interest income	(0.8)	(1.7)

Consolidated income before income taxes and noncontrolling interest	$366.1	$418.6

(16)	Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of June 28, 2009 and March 29, 2009, statements of income and statements of cash flows for the three months ended June 28, 2009 and June 29, 2008. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company, Precision Castparts Corp., had positive cash flows from operations for the three months ended June 29, 2008. The positive operating cash flows are due to a variety of factors, including dividends from its subsidiaries (which are treated as equity method investees for the purposes of this disclosure), the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Three Months Ended June 28, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,125.5	$318.9	$(64.9)	$1,379.5
Cost of goods sold	3.1	731.0	242.7	(64.9)	911.9
Selling and administrative expenses	22.9	52.2	22.8	—	97.9
Other (income) expense	(0.7)	0.3	0.4	—	—
Interest (income) expense, net	(12.1)	16.3	(0.6)	—	3.6
Equity in earnings of subsidiaries	(249.7)	(7.7)	—	257.4	—

Income (loss) before income tax and noncontrolling interest	236.5	333.4	53.6	(257.4)	366.1
Income tax (benefit) expense	(3.9)	113.0	16.8	—	125.9

Net income (loss) from continuing operations	240.4	220.4	36.8	(257.4)	240.2
Net income from discontinued operations	—	0.2	0.1	—	0.3

Net income (loss)	240.4	220.6	36.9	(257.4)	240.5

Less: Net income attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to PCC	$240.4	$220.6	$36.8	$(257.4)	$240.4

Condensed Consolidating Statements of Income

Three Months Ended June 29, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,423.5	$470.2	$(83.6)	$1,810.1
Cost of goods sold	3.1	990.8	375.7	(83.6)	1,286.0
Selling and administrative expenses	21.3	56.0	25.0	—	102.3
Other (income) expense	(1.0)	—	1.0	—	—
Interest (income) expense, net	(14.5)	17.8	(0.1)	—	3.2
Equity in earnings of subsidiaries	(280.6)	(10.1)	—	290.7	—

Income (loss) before income tax and noncontrolling interest	271.7	369.0	68.6	(290.7)	418.6
Income tax (benefit) expense	(4.1)	129.2	20.0	—	145.1

Net income (loss) from continuing operations	275.8	239.8	48.6	(290.7)	273.5
Net income from discontinued operations	—	1.1	1.3	—	2.4

Net income (loss)	275.8	240.9	49.9	(290.7)	275.9
Less: Net income attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to PCC	$275.8	$240.9	$49.8	$(290.7)	$275.8

Condensed Consolidating Balance Sheets

June 28, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$441.1	$4.0	$187.0	$—	$632.1
Receivables, net	45.8	1,998.9	104.9	(1,336.5)	813.1
Inventories	—	1,051.2	251.8	—	1,303.0
Prepaid expenses	—	11.7	9.8	(5.9)	15.6
Deferred income taxes	3.7	44.8	6.6	—	55.1
Discontinued operations	—	43.0	83.0	(109.1)	16.9

Total current assets	490.6	3,153.6	643.1	(1,451.5)	2,835.8

Property, plant and equipment, net	11.0	852.6	355.6	—	1,219.2
Goodwill	—	1,923.1	526.8	—	2,449.9
Deferred income taxes	38.3	—	—	(38.3)	—
Investments in subsidiaries	6,557.3	449.7	—	(7,007.0)	—
Other assets	153.9	135.9	124.2	14.7	428.7
Discontinued operations	—	16.4	7.1	—	23.5

	$7,251.1	$6,531.3	$1,656.8	$(8,482.1)	$6,957.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.0	$6.6	$0.6	$—	$55.2
Accounts payable	1,451.0	357.4	128.6	(1,445.6)	491.4
Accrued liabilities	28.7	229.0	74.0	(7.0)	324.7
Income taxes payable	119.9	—	19.7	—	139.6
Discontinued operations	—	6.5	4.3	—	10.8

Total current liabilities	1,647.6	599.5	227.2	(1,452.6)	1,021.7

Long-term debt	249.3	1.1	0.3	—	250.7
Deferred income taxes	—	131.2	32.3	(38.3)	125.2
Pension and other postretirement benefit obligations	117.9	93.1	6.7	—	217.7
Other long-term liabilities	1.5	90.6	9.0	—	101.1
Discontinued operations	—	—	2.9	—	2.9
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,278.5	2,806.5	931.4	(3,737.9)	1,278.5
Retained earnings	4,131.6	2,900.5	483.8	(3,384.3)	4,131.6
Accumulated other comprehensive (loss) income	(175.3)	(91.8)	(39.2)	131.0	(175.3)

Total PCC shareholders’ equity	5,234.8	5,615.2	1,376.0	(6,991.2)	5,234.8
Noncontrolling interest	—	0.6	2.4	—	3.0

Total shareholders’ equity	5,234.8	5,615.8	1,378.4	(6,991.2)	5,237.8

	$7,251.1	$6,531.3	$1,656.8	$(8,482.1)	$6,957.1

Condensed Consolidating Balance Sheets

March 29, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$423.2	$1.9	$129.4	$—	$554.5
Receivables, net	46.1	2,069.1	140.4	(1,347.4)	908.2
Inventories	—	1,006.0	224.5	—	1,230.5
Prepaid expenses	1.5	7.2	7.3	—	16.0
Deferred income taxes	3.7	44.4	10.9	—	59.0
Discontinued operations	—	34.0	90.9	(108.4)	16.5

Total current assets	474.5	3,162.6	603.4	(1,455.8)	2,784.7

Property, plant and equipment, net	39.3	853.3	255.5	—	1,148.1
Goodwill	—	1,930.5	493.8	—	2,424.3
Deferred income taxes	42.5	—	—	(42.5)	—
Investments in subsidiaries	6,194.5	443.7	—	(6,638.2)	—
Other assets	102.3	114.2	110.4	16.4	343.3
Discontinued operations	—	14.5	6.5	—	21.0

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.0	$6.7	$0.5	$—	$55.2
Accounts payable	1,506.1	442.9	109.6	(1,455.8)	602.8
Accrued liabilities	26.8	253.1	67.2	(1.1)	346.0
Income taxes payable	30.4	—	14.7	—	45.1
Discontinued operations	—	6.6	5.1	—	11.7

Total current liabilities	1,611.3	709.3	197.1	(1,456.9)	1,060.8

Long-term debt	249.3	1.0	0.5	—	250.8
Deferred income taxes	—	126.4	27.3	(42.5)	111.2
Pension and other postretirement benefit obligations	127.8	194.1	6.5	—	328.4
Other long-term liabilities	4.9	90.5	8.3	—	103.7
Discontinued operations	—	0.3	3.1	—	3.4
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,252.6	2,806.7	931.4	(3,738.1)	1,252.6
Retained earnings	3,895.4	2,679.9	447.0	(3,126.9)	3,895.4
Accumulated other comprehensive (loss) income	(288.2)	(89.9)	(154.4)	244.3	(288.2)

Total PCC shareholders’ equity	4,859.8	5,396.7	1,224.0	(6,620.7)	4,859.8
Noncontrolling interest	—	0.5	2.8	—	3.3

Total shareholders’ equity	4,859.8	5,397.2	1,226.8	(6,620.7)	4,863.1

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 28, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(110.4)	$147.0	$103.1	$—	$139.7

Capital expenditures	—	(25.3)	(52.3)	—	(77.6)
Intercompany advances	—	(41.2)	44.3	(3.1)	—
Intercompany loans	126.9	—	—	(126.9)	—
Dispositions of businesses and other	—	(11.4)	(1.4)	—	(12.8)
Net cash provided (used) by investing activities of discontinued operations	—	6.8	—	(7.0)	(0.2)

Net cash provided (used) by investing activities	126.9	(71.1)	(9.4)	(137.0)	(90.6)

Net change in long-term debt	—	0.1	(0.2)	—	(0.1)
Common stock issued	12.4	—	—	—	12.4
Excess tax benefits from share-based payment arrangements	3.3	—	—	—	3.3
Cash dividends	(4.2)	—	—	—	(4.2)
Intercompany advances	(10.1)	—	—	10.1	—
Intercompany loans	—	(73.7)	(44.3)	118.0	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.2)	(8.9)	8.9	(0.2)

Net cash provided (used) by financing activities	1.4	(73.8)	(53.4)	137.0	11.2

Effect of exchange rate changes on cash and cash equivalents	—	—	17.3	—	17.3

Net increase in cash and cash equivalents	17.9	2.1	57.6	—	77.6
Cash and cash equivalents at beginning of period	423.2	1.9	129.4	—	554.5

Cash and cash equivalents at end of period	$441.1	$4.0	$187.0	$—	$632.1

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 29, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$134.2	$81.3	$31.2	$—	$246.7

Capital expenditures	(0.8)	(31.4)	(15.5)	—	(47.7)
Intercompany advances	—	(82.2)	25.8	56.4	—
Intercompany loans	(19.4)	—	—	19.4	—
Dispositions of businesses and other	0.5	7.9	0.1	—	8.5
Net cash (used) provided by investing activities of discontinued operations	—	(0.4)	(0.1)	0.1	(0.4)

Net cash (used) provided by investing activities	(19.7)	(106.1)	10.3	75.9	(39.6)

Net change in long-term debt	(30.0)	—	—	—	(30.0)
Common stock issued	10.4	—	—	—	10.4
Excess tax benefits from share-based payment arrangements	9.1	—	—	—	9.1
Cash dividends	(4.2)	—	—	—	(4.2)
Intercompany advances	56.5	—	—	(56.5)	—
Intercompany loans	—	30.0	(10.6)	(19.4)	—
Net cash used by financing activities of discontinued operations	—	(0.3)	—	—	(0.3)

Net cash provided (used) by financing activities	41.8	29.7	(10.6)	(75.9)	(15.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

Net increase in cash and cash equivalents	156.3	4.9	31.3	—	192.5
Cash and cash equivalents at beginning of period	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of period	$225.9	$5.7	$182.2	$—	$413.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended June 28, 2009 and June 29, 2008

(in millions, except per share and per pound data)	Three Months Ended		Increase/(Decrease)
	6/28/09	6/29/08	$	%
Net sales	$1,379.5	$1,810.1	$(430.6)	(23.8)%
Cost of goods sold	911.9	1,286.0	(374.1)	(29.1)
Selling and administrative expenses	97.9	102.3	(4.4)	(4.3)
Interest expense, net	3.6	3.2	0.4	12.5

Income before income taxes and minority interest	366.1	418.6	(52.5)	(12.5)
Income tax expense	125.9	145.1	(19.2)	(13.2)
Effective tax rate	34.4%	34.7%

Net income from continuing operations	240.2	273.5	(33.3)	(12.2)
Net income from discontinued operations	0.3	2.4	(2.1)	(87.5)

Net income	240.5	275.9	(35.4)	(12.8)
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	—	—

Net income attributable to Precision Castparts Corp. (“PCC”)	$240.4	$275.8	$(35.4)	(12.8)%

Net income per common share attributable to PCC shareholders – diluted:
Net income per share from continuing operations – diluted	$1.70	$1.94	$(0.24)	(12.4)%
Net income per share from discontinued operations – diluted	—	0.02	(0.02)	(100.0)

Net income per share – diluted	$1.70	$1.96	$(0.26)	(13.3)%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	6/28/09	6/29/08	$	%
Nickel	$5.88	$11.79	$(5.91)	(50)%
London Metals Exchange[1]
Titanium	$0.62	$4.65	$(4.03)	(87)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$15.35	$47.85	$(32.50)	(68)%
Metal Bulletin COFM.8 Index[1]

[1] Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	6/28/09	6/29/08	$	%
Investment Cast Products[2]	$54.7	$33.1	$21.6	65%
Forged Products[3]	151.9	223.7	(71.8)	(32)
Fastener Products[4]	21.3	31.1	(9.8)	(32)

Total intercompany sales	$227.9	$287.9	$60.0	(21)%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $6.4 million and $6.7 million for the first quarter of fiscal 2010 and 2009, respectively.

[3]	Forged Products: Includes sales between segments of $20.3 million and $8.7 million for the first quarter of fiscal 2010 and 2009, respectively.

[4]	Fastener Products: Includes sales between segments of $0.5 million and $0.6 million for the first quarter of fiscal 2010 and 2009, respectively.

Sales for the first quarter of fiscal 2010 were $1,379.5 million, down $430.6 million, or 23.8 percent from $1,810.1 million in the same quarter last year. The decrease in sales was driven by reduced demand from destocking aerospace customers due to a disconnect between our order schedules and current aircraft build rates, resulting in a total decrease in aerospace volume of approximately $125 million or 15 percent as compared to the same quarter last year. In addition, the decline in external selling prices of nickel alloy from the Forged Products segment’s three primary mills negatively impacted external sales by approximately $60 million in the current quarter versus a year ago. Revert sales were also negatively impacted by lower nickel prices by approximately $10 million. Overall weakness in oil and gas and general industrial markets also contributed to the year-over-year sales decline. Contractual material pass-through pricing also declined, increasing sales by approximately $78.3 million in the current quarter versus approximately $115.5 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on market prices shown in the above table in trailing periods from one to twelve months. In addition, our foreign operations reported approximately $60 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro, Brazilian real and Australian dollar. These decreases were partially offset by the addition of approximately $31 million of sales from Airdrome, Fatigue and Hackney Ladish, which were acquired in the third quarter of fiscal 2009.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of July 2009 adjusted for our estimate of the impact of the Boeing strike in 2008, Boeing and Airbus aircraft deliveries are expected to be relatively flat in calendar years 2009 and early 2010. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries and therefore, based on build rates, should also be relatively flat. However, our sales have been negatively impacted by inventory destocking occurring throughout the supply chain.

Net income from continuing operations for the first quarter of fiscal 2010 was $240.2 million, or $1.70 per share (diluted) compared to net income from continuing operations for the first quarter of fiscal 2009 of $273.5 million, or $1.94 per share (diluted). Net income (including discontinued operations) for the first quarter of fiscal 2010 was $240.4 million, or $1.70 per share (diluted), compared with net income of $275.8 million, or $1.96 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first quarter of fiscal 2010 was $3.6 million, compared with $3.2 million for the first quarter last year. The higher net expense is primarily due to reduced interest income resulting from lower interest rates on cash and cash equivalent investments.

The effective tax rate for the first quarter of fiscal 2010 was 34.4 percent, 0.3 percentage points lower than the 34.7 percent effective rate in the same quarter last year. The lower effective rate in the current quarter is primarily due to research and development credits that were unavailable in the same quarter last year.

Business Acquisitions

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.4 million, which was primarily paid in cash. These transactions resulted in $301.0 million of goodwill (of which $217.2 million is deductible for tax purposes) and $59.9 million of other intangible assets, including tradenames with indefinite lives valued at approximately $34.7 million. As of June 28, 2009, the purchase price allocations are subject to further refinement as analyses are completed. The following is a description of the three acquisitions.

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

During the recently completed 2009 fiscal year, approximately 53 percent of our sales were to customers in the global aerospace markets. Until the recent economic events occurred and new aerospace program delays were announced, we believed, based on customer forecasts, that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. We had built up our employee base in anticipation of that growth. We believe that although aerospace production rates will grow moderately for fiscal 2010 as compared with fiscal 2009 levels, our sales will be negatively impacted by inventory corrections due in part to delays in both the Boeing 787 and Airbus A380 programs. We still believe that these programs will represent significant future revenue streams for the Company, but the revenues will be recognized later than originally anticipated. During the third quarter of fiscal 2009, we recognized restructuring charges of $11.8 million (before income taxes), which primarily related to downsizing the workforce in anticipation of the moderating future aerospace growth in the near-term and we continue to assess our workforce needs in light of current demand. We have, however, been able to increase our market share in aerospace, particularly in the Fasteners Products segment. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather the economic downturn. Therefore, while there is significant uncertainty as to the direction of the economy in future periods, we do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During fiscal 2009, approximately 25 percent of our sales were to customers in the global power generation markets, which include our IGT business as well as sales of our seamless extruded pipe. Demand in our OEM IGT markets has softened, partially mitigated by large current sales backlog of extruded pipe and our ability to win further market share. Our most significant customers in the power generation markets are primarily large, well-financed businesses that we believe should have the ability to weather the economic downturn or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

The remaining 22 percent of our sales in fiscal 2009 were into general industrial markets, including the automotive markets. Most general industrial markets have experienced negative impacts from the global economic recession. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We have taken, and will continue to take, precautionary measures with customers in these markets to limit our exposure, to the extent possible, to potential bankruptcies and other financial issues experienced by these customers. These measures include shortening cash collection terms, regular updating of credit profiles, discontinuance of further business with customers not paying in a timely manner and the requirement of cash in advance of shipments, among others. Due to the diversity of markets and customer profiles in these businesses and the precautionary steps referred to previously, we do not anticipate severe impacts on our business or significant exposure to credit losses in these markets. However, it is reasonably possible that we may experience unanticipated unfavorable impacts.

We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans, which totaled approximately $1.2 billion as of the end of fiscal 2009, have experienced investment losses that averaged approximately 5 percent during fiscal 2009. This compares with our weighted average expected long-term annual investment return of 8 percent for U.S. plans and 7.5 percent for non-U.S. plans. The losses on our pension investments will result in increased net periodic pension expense in fiscal 2010. In the first month of fiscal 2010, we contributed $193.9 million to our defined benefit pension plans, including a voluntary contribution of $188.9 million, to increase plan funding and to mitigate the impact of these pension investment losses on our income in future years. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable. At this time, the Company does not expect to make any additional voluntary contributions to the defined benefit pension plans in fiscal 2010.

See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and credit shortage on liquidity.

Results of Operations by Segment – Comparison Between Three Months Ended June 28, 2009 and June 29, 2008

(in millions)	Three Months Ended		Increase/(Decrease)
	6/28/09	6/29/08	$	%
Net sales:
Investment Cast Products	$488.7	$597.7	$(109.0)	(18.2)%
Forged Products	539.0	816.5	(277.5)	(34.0)
Fastener Products	351.8	395.9	(44.1)	(11.1)

Consolidated net sales	$1,379.5	$1,810.1	$(430.6)	(23.8)%

Segment operating income (loss):
Investment Cast Products	$142.4	$151.0	$(8.6)	(5.7)%
% of sales	29.1%	25.3%
Forged Products	141.2	182.8	(41.6)	(22.8)
% of sales	26.2%	22.4%
Fastener Products	114.0	112.6	1.4	1.2
% of sales	32.4%	28.4%
Corporate expenses	(27.9)	(24.6)	(3.3)	(13.4)

Total segment operating income	369.7	421.8	(52.1)	(12.4)%
% of sales	26.8%	23.3%
Interest expense, net	3.6	3.2

Consolidated income before income taxes and noncontrolling interest	$366.1	$418.6

Investment Cast Products

Investment Cast Products’ sales decreased 18.2 percent from $597.7 million in the first quarter of fiscal 2009 to $488.7 million this year. Operating income decreased 5.7 percent from $151.0 million in the first quarter of fiscal 2009 to $142.4 million in the same quarter this year. Operating income as a percent of sales increased from 25.3 percent to 29.1 percent of sales. The year-over-year decrease in sales primarily reflects lower aerospace volume during the current quarter, driven by reduced demand from the original equipment manufacturer (“OEM”) business. The decrease in total aerospace volume for this segment accounted for approximately $72 million of the sales decline as compared to the prior year, while the segment’s industrial gas turbine (“IGT”) sales remained relatively flat year-over-year. Sales also include approximately $10.7 million of contractual pricing related to pass-through of increased material costs in the first quarter of fiscal 2010 compared to $27.5 million in the same period last year. In addition, our foreign operations reported approximately $12 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Euro. The decrease in operating income reflected the impact of lower sales volume and approximately $2.0 million of negative currency impact, mitigated by continued cost takeout. The improvement in operating margins as a percentage of sales was mainly due to increased labor productivity, higher yields and lower scrap costs compared to the same quarter last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in the first quarter of fiscal 2010 compared to 1.2 percentage points in the same period a year ago.

Sales within this segment are expected to decrease slightly in the second quarter of fiscal 2010 as compared to the first quarter, as we anticipate continued aerospace inventory corrections through the end of September coupled with extended holidays in both the segment’s European operations and customers. We foresee potential recovery of base aerospace business in the latter half of fiscal 2010, as orders begin to realign with current aircraft build rates.

Forged Products

Forged Products’ sales were $539.0 million for the quarter, a decrease of 34.0 percent, compared to sales of $816.5 million in the first quarter of fiscal 2009. Operating income decreased 22.8 percent from $182.8 million in the first quarter of fiscal 2009 to $141.2 million in the same quarter this year, while operating income as a percent of sales increased from 22.4 percent to 26.2 percent. The decrease in sales from the prior year reflects the reduced demand from destocking aerospace customers, which accounted for approximately $65 million of the decrease compared to the first quarter of fiscal 2009, and the decline in external selling prices of nickel alloy from the segment’s three primary mills, which negatively impacted sales by approximately $60 million in the current quarter versus a year ago. Nickel prices decreased approximately 50 percent on the London Metal Exchange (LME) compared to the same quarter last year. Revert sales were negatively impacted by approximately $10 million due to the lower nickel prices. Overall weakness in oil and gas and general industrial markets also contributed to the year-over-year sales decline. In addition, the segment’s foreign operations reported approximately $27 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Australian dollar. Contractual material pass-through pricing also declined, contributing approximately $66.5 million of sales in the first quarter of fiscal 2010 compared to $84.1 million in the same period last year. Despite the lost absorption due to the lower sales volume, the highest fixed cost base in the Company and almost $5 million of negative currency impact, operating income as a percent of sales increased 3.8 percentage points compared to a year ago. This improvement was primarily due to fixed cost reductions, higher productivity, increased revert utilization and improved yields. The contractual pass-through of higher raw material costs diluted operating margins by 3.7 percentage points in the current quarter compared to 2.6 percentage points the same period a year ago.

Sales within the Forged Products segment are also expected to decrease in the second quarter of fiscal 2010 as compared to first quarter levels, primarily due to continued aerospace inventory destocking, in addition to regularly scheduled downtime for maintenance and extended holidays at the segment’s European operations and customers. We anticipate some recovery in aerospace sales in the latter half of fiscal 2010, as orders begin to realign with current aircraft build rates. Extruded pipe sales are expected to remain solid throughout the remainder of the year, with a backlog just under $1 billion at the end of the first quarter, while recovery in remaining power generation and general industrial markets is still uncertain.

Fastener Products

The Fastener Products segment reported $351.8 million of sales with operating income of $114.0 million, or 32.4 percent of sales, in the first quarter of fiscal 2010, compared to sales of $395.9 million and operating income of $112.6 million, or 28.4 percent of sales, in the first quarter of fiscal 2009. The decrease in sales reflects aerospace destocking throughout the supply chain for large commercial aircraft, decline in business jet production that reduced demand at several of the segment’s plants, and soft demand in general industrial markets, including automotive. In addition, the segment’s foreign operations reported approximately $21 million in reduced sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro and Brazilian real. Operating income was negatively impacted by lower sales volume and foreign currency impact of approximately $5 million as compared to prior year. Despite the challenges described above, the segment increased operating income by $1.4 million and as a percent of sales by 4 percentage points compared to the same quarter last year, mainly due to continued focus on improved productivity, cost reduction and increased revert utilization.

Fiscal 2010 sales within the Fastener Products segment are expected to be lower than fiscal 2009 levels. We foresee continued aerospace destocking throughout the second quarter, in addition to extended holidays at the segment’s European operations and customers, partially offset by expanded aerospace market share. We anticipate some recovery in aerospace sales in the latter half of fiscal 2010, with solid opportunity when Boeing 787 production ramps up.

Changes in Financial Condition and Liquidity

Total assets of $6,957.1 million at June 28, 2009 represented a $235.7 million increase from the $6,721.4 million balance at March 29, 2009, principally reflecting higher cash balances, funding of long-term pension assets and increased inventories resulting from aerospace order push-outs and planned build up in preparation for second quarter maintenance shutdowns. Total capitalization at June 28, 2009 was $5,543.8 million, consisting of $306.0 million of debt and $5,237.8 million of equity. The debt-to-capitalization ratio declined to 5.5% at June 29, 2008 from 5.9% at the end of fiscal 2009.

Cash as of June 28, 2009 was $632.1 million, up $77.6 million from the end of fiscal 2009, and total debt was $306.0 million (including $0.1 million from discontinued operations), down $0.3 million since the end of fiscal 2009. Positive cash flow of $77.6 million primarily reflects cash generated by operations of $139.7 million (after $188.9 million of cash paid for voluntary pension contributions), effect of foreign exchange rate changes of $17.3 million and $15.7 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $77.6 million and cash dividends of $4.2 million.

The capital spending plan for fiscal 2010, which is anticipated to be approximately 5 to 10 percent lower than capital spending in fiscal 2009, provides for equipment maintenance and upgrades, cost reduction, safety and certain capacity expansion projects throughout the company. In the first quarter of fiscal 2010, we contributed $193.9 million to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $16.1 million of required contributions in fiscal 2010, for total contributions to the defined benefit pension plans of approximately $205.0 million in fiscal 2010. In addition, we expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

We believe we will be able to meet our short- and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions with the cash generated from operations, borrowing from our existing $1.0 billion revolving credit facility or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of June 28, 2009 was $984.4 million under the Credit Agreement reduced only by a $15.6 million workers’ compensation letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of June 28, 2009 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$2,739.3 (minimum)	$5,237.8
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	76.02:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.18:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement filed as an exhibit to Form 8-K on October 19, 2005.

As of June 28, 2009, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper, even in the current credit markets, and have issued minor amounts of commercial paper in the third quarter and early in the fourth quarter of fiscal 2009 to cover short-term cash requirements. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds, due to the current instability in the global credit markets.

Critical Accounting Policies

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 28, 2009.

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

There have been no material changes to our market risk exposure since March 29, 2009.

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

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from the global economic climate, competitive pressures and fuel costs. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism and health and safety concerns. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.

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

We also sell products and services to customers in the medical, chemical and petrochemical, automotive, pulp and paper, and other general industrial markets. Each of these markets is cyclical in nature. Customer demand for our products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions, the availability of financing and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on our business.

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

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events, such as an interruption suffered by our Houston, Texas plant as a result of a hurricane. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days which could have a material adverse effect on our business.

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

Product liability and product warranty risks could adversely affect our operating results.

We produce many critical parts for commercial and military aircraft and for high pressure applications in power plants. Failure of our parts could give rise to substantial product liability and other damage claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us.

Additionally, we manufacture our parts to strict contractually-established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These costs are generally not insured.

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

A global recession or continued disruption in the global financial markets presents risks and uncertainties that we cannot predict. Currently, we have seen a moderate decline in demand for our products due to these global economic conditions. However, our access to credit to finance our operations has not been materially limited. If these conditions continue or worsen, we face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE: August 7, 2009	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)