Form 10-Q
period 2009-09-27
PRECISION CASTPARTS CORP
filed 2009-11-06
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 27, 2009

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

Number of shares of Common Stock, no par value, outstanding as of October 29, 2009: 140,725,429

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/27/09	9/28/08
Net sales	$1,302.1	$1,798.7
Cost of goods sold	874.7	1,299.7
Selling and administrative expenses	90.4	94.9
Interest expense	3.6	4.6
Interest income	(0.9)	(2.8)

Income before income tax expense and noncontrolling interest	334.3	402.3
Income tax expense	116.0	137.2

Net income from continuing operations	218.3	265.1
Net (loss) income from discontinued operations	(10.9)	4.4

Net income	207.4	269.5
Less: Net income attributable to noncontrolling interests	(0.1)	(0.2)

Net income attributable to Precision Castparts Corp. (“PCC”)	$207.3	$269.3

Net income per common share attributable to PCC shareholders – basic:
Net income from continuing operations	$1.56	$1.90
Net (loss) income from discontinued operations	(0.08)	0.03

	$1.48	$1.93

Net income per common share attributable to PCC shareholders – diluted:
Net income from continuing operations	$1.54	$1.88
Net (loss) income from discontinued operations	(0.08)	0.03

	$1.46	$1.91

Weighted average common shares outstanding:
Basic	140.3	139.4
Diluted	141.6	140.7

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Six Months Ended
	9/27/09	9/28/08
Net sales	$2,681.6	$3,608.8
Cost of goods sold	1,786.6	2,585.7
Selling and administrative expenses	188.3	197.2
Interest expense	8.0	9.5
Interest income	(1.7)	(4.5)

Income before income tax expense and noncontrolling interest	700.4	820.9
Income tax expense	241.9	282.3

Net income from continuing operations	458.5	538.6
Net (loss) income from discontinued operations	(10.6)	6.8

Net income	447.9	545.4
Less: Net income attributable to noncontrolling interests	(0.2)	(0.3)

Net income attributable to PCC	$447.7	$545.1

Net income per common share attributable to PCC shareholders – basic:
Net income from continuing operations	$3.27	$3.86
Net (loss) income from discontinued operations	(0.08)	0.05

	$3.19	$3.91

Net income per common share attributable to PCC shareholders – diluted:
Net income from continuing operations	$3.24	$3.82
Net (loss) income from discontinued operations	(0.08)	0.05

	$3.16	$3.87

Weighted average common shares outstanding:
Basic	140.2	139.3
Diluted	141.5	140.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	9/27/09	3/29/09
ASSETS
Current assets:
Cash and cash equivalents	$743.0	$554.5
Receivables, net	755.9	908.2
Inventories	1,305.8	1,230.5
Prepaid expenses	20.9	16.0
Deferred income taxes	35.2	59.0
Discontinued operations	12.4	16.5

Total current assets	2,873.2	2,784.7

Property, plant and equipment, at cost	2,210.1	2,059.0
Less - accumulated depreciation	(993.5)	(910.9)

Net property, plant and equipment	1,216.6	1,148.1

Goodwill	2,450.0	2,424.3
Acquired intangible assets, net	139.6	139.0
Other assets	313.6	204.3
Discontinued operations	12.5	21.0

	$7,005.5	$6,721.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$23.8	$55.2
Accounts payable	462.1	602.8
Accrued liabilities	305.7	346.0
Income taxes payable	11.6	45.1
Discontinued operations	9.2	11.7

Total current liabilities	812.4	1,060.8

Long-term debt	236.1	250.8
Pension and other postretirement benefit obligations	251.3	328.4
Other long-term liabilities	118.5	103.7
Deferred income taxes	111.6	111.2
Discontinued operations	3.2	3.4
Commitments and contingencies
Shareholders’ equity:
Common stock	140.6	139.9
Paid-in capital	1,165.4	1,112.7
Retained earnings	4,334.7	3,895.4
Accumulated other comprehensive loss	(171.2)	(288.2)

Total PCC shareholders’ equity	5,469.5	4,859.8
Noncontrolling interest	2.9	3.3

Total shareholders’ equity	5,472.4	4,863.1

	$7,005.5	$6,721.4

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/27/09	9/28/08
Operating activities:
Net income	$447.9	$545.4
Net loss (income) from discontinued operations	10.6	(6.8)
Non-cash items:
Depreciation and amortization	74.9	71.2
Deferred income taxes	17.6	28.4
Stock-based compensation expense	19.4	17.2
Excess tax benefits from share-based payment arrangements	(7.3)	(10.2)
Other non-cash items	0.3	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	173.2	1.1
Inventories	(58.6)	(120.9)
Other current assets	(4.8)	(0.4)
Payables, accruals and income taxes payable	(161.0)	(28.3)
Pension and other postretirement benefit plans	(185.6)	8.3
Other non-current assets and liabilities	11.3	(33.3)
Net cash provided by operating activities of discontinued operations	0.8	5.5

Net cash provided by operating activities	338.7	477.2

Investing activities:
Capital expenditures	(109.7)	(103.6)
Acquisitions of businesses	(17.3)	(21.2)
Dispositions of businesses	—	14.6
Other investing activities	(17.6)	4.3
Net cash used by investing activities of discontinued operations	—	(0.8)

Net cash used by investing activities	(144.6)	(106.7)

Financing activities:
Net change in long-term debt	(46.1)	(45.5)
Common stock issued	27.5	12.0
Excess tax benefits from share-based payment arrangements	7.3	10.2
Cash dividends	(8.4)	(8.4)
Net cash used by financing activities of discontinued operations	(0.3)	(0.5)

Net cash used by financing activities	(20.0)	(32.2)

Effect of exchange rate changes on cash and cash equivalents	14.4	(27.3)

Net increase in cash and cash equivalents	188.5	311.0
Cash and cash equivalents at beginning of period	554.5	221.3

Cash and cash equivalents at end of period	$743.0	$532.3

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data)

(1)	Basis of Presentation

The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC”, the “Company”, or “we”), without audit and subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America, except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In accordance with subsequent events guidance, management has evaluated subsequent events through November 6, 2009. See Note 16, “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements.

(2)	Stock-based Compensation

During the three and six months ended September 27, 2009 and September 28, 2008, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 29, 2009.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08
Cost of goods sold	$2.8	$3.1	$6.0	$6.2
Selling, general and administrative	6.6	4.8	13.4	11.0

Stock-based compensation expense before income taxes	9.4	7.9	19.4	17.2
Income tax benefit	(2.9)	(2.2)	(5.9)	(5.0)

Total stock-based compensation expense after income taxes	$6.5	$5.7	$13.5	$12.2

(3)	Business Acquisitions

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.4 million, which was primarily paid in cash. These transactions resulted in $303.3 million of goodwill (of which $217.9 million is deductible for tax purposes) and $59.9 million of other intangible assets, including tradenames with indefinite lives valued at approximately $34.7 million. The impact of these acquisitions was not material to our consolidated results of operations; consequently, pro forma information has not been included. The following is a description of the three acquisitions.

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

The net loss from discontinued operations in the current quarter includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses held for sale. The impairment charge is recorded as selling and administrative expenses.

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08
Net sales	$9.1	$27.3	$20.8	$58.1
Cost of goods sold	8.2	27.0	18.9	56.5
Selling and administrative expenses	12.0	(0.9)	13.0	0.6

(Loss) income from operations before income taxes	(11.1)	1.2	(11.1)	1.0
Interest income	—	(0.1)	—	(0.1)
Income tax (benefit) expense	(2.5)	0.6	(2.5)	1.2

Net (loss) income from operations	(8.6)	0.7	(8.6)	(0.1)
(Loss) gain on disposal, net of $0.2, $(0.2), $0.7 and $(0.3) tax benefit (expense), respectively	(2.3)	3.7	(2.0)	6.9

Net (loss) income from discontinued operations	$(10.9)	$4.4	$(10.6)	$6.8

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/27/09	3/29/09
Assets of discontinued operations:
Current assets	$12.4	$16.5
Net property, plant and equipment	9.8	19.1
Other assets	2.7	1.9

	$24.9	$37.5

Liabilities of discontinued operations:
Long term debt currently due	$—	$0.3
Other current liabilities	9.2	11.4
Other liabilities	3.2	3.4

	$12.4	$15.1

(5)	Inventories

Inventories consisted of the following:

	9/27/09	3/29/09
Finished goods	$282.1	$245.8
Work-in-process	491.7	487.3
Raw materials and supplies	374.2	377.6

	1,148.0	1,110.7
LIFO provision	157.8	119.8

Total inventory	$1,305.8	$1,230.5

(6)	Goodwill and Acquired Intangibles

We perform our annual goodwill impairment test during the second quarter of each fiscal year. For fiscal 2010, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 27, 2009, were as follows:

	Balance at 3/29/09	Currency Translation and Other	Balance at 9/27/09
Investment Cast Products	$342.4	$1.9	$344.3
Forged Products	821.2	21.1	842.3
Fastener Products	1,260.7	2.7	1,263.4

Total	$2,424.3	$25.7	$2,450.0

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	September 27, 2009			March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$16.0	$(5.8)	$10.2	$16.0	$(4.9)	$11.1
Proprietary technology	2.3	(0.9)	1.4	2.3	(0.8)	1.5
Tradenames	0.5	(0.4)	0.1	0.5	(0.4)	0.1
Long-term customer relationships	29.3	(6.1)	23.2	28.0	(3.6)	24.4
Backlog	8.4	(7.2)	1.2	8.2	(6.6)	1.6

	$56.5	$(20.4)	36.1	$55.0	$(16.3)	38.7

Unamortizable intangible assets:
Tradenames			103.5			100.3

Acquired intangibles, net			$139.6			$139.0

Amortization expense for acquired intangible assets for the three and six months ended September 27, 2009 was $2.0 million and $4.1 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $8.3 million for fiscal 2010. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2011	$7.0
2012	5.8
2013	5.4
2014	5.4
2015	3.0

(7)	Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of September 27, 2009 and March 29, 2009 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

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

(8)	Earnings per Share

Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08
Amounts attributable to PCC shareholders:
Net income from continuing operations	$218.2	$264.9	$458.3	$538.3
Net (loss) income from discontinued operations	(10.9)	4.4	(10.6)	6.8

Net income attributable to PCC shareholders	$207.3	$269.3	$447.7	$545.1

	Three Months Ended		Six Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08
Basic weighted average shares outstanding	140.3	139.4	140.2	139.3
Dilutive stock options and employee stock purchase plan	1.3	1.3	1.3	1.5

Average shares outstanding assuming dilution	141.6	140.7	141.5	140.8

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three and six months ended September 27, 2009, stock options to purchase 1.0 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. Stock options to purchase 1.1 million shares of common stock for the three and six months ended September 28, 2008 were not dilutive. These options could be dilutive in the future.

(9)	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08
Net income	$207.4	$269.5	$447.9	$545.4
Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	5.7	(91.3)	102.2	(88.0)
Pension and postretirement obligations	—	0.3	4.1	1.8
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax (benefit) expense of $(0.9), $0.5, $3.7 and $1.6, respectively)	(2.5)	0.8	4.4	4.1
Reclassification to net income of previously deferred losses (gains) (net of income tax (benefit) expense of $(0.2), $0.6, $(2.2) and $1.4, respectively)	0.9	(0.7)	6.3	(1.8)

Other comprehensive income (loss)	4.1	(90.9)	117.0	(83.9)
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.2)	(0.2)	(0.3)

Total comprehensive income attributable to PCC	$211.4	$178.4	$564.7	$461.2

Accumulated other comprehensive loss consisted of the following:

	9/27/09	3/29/09
Cumulative unrealized foreign currency translation losses	$(17.9)	$(120.1)
Pension and postretirement obligations	(157.5)	(161.6)
Unrealized gain (loss) on derivatives	4.2	(6.5)

Accumulated other comprehensive loss	$(171.2)	$(288.2)

(10)	Derivatives and Hedging Activities

Derivative financial instruments are recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive loss) depending on whether the derivative is being used to hedge changes in fair value or cash flows.

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

Cash flow hedges

We have exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

We formally assess both at the hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively.

As of September 27, 2009, $4.8 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss, is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of September 27, 2009, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is fifteen months. The amount of net notional foreign exchange contracts outstanding as of September 27, 2009 was approximately $150 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of September 27, 2009:

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$8.8	Accounts payable	$1.9
Foreign exchange contracts	Other assets	0.8

		$9.6		$1.9

The following table presents the effect of derivatives not designated as hedging instruments in the consolidated statement of income for the three and six months ended September 27, 2009:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended 9/27/09	Six Months Ended 9/27/09
Foreign exchange contracts	Selling and administrative expense	$1.3	$(3.3)

The following table presents the effect of derivatives designated as hedging instruments in the consolidated statement of income for the three months ended September 27, 2009:

	Derivatives in Cash Flow Hedging Relationships				Derivatives in Fair Value Hedging Relationships
Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)

Foreign exchange contracts	$5.7	Net sales	$(1.3)	$(0.1)	$—	$—	$(1.4)

		Cost of goods sold	(0.7)	2.4	—	—	1.7

		Selling and administrative expense	(0.3)	(0.1)	—	—	(0.4)

		Interest income	—	0.2	—	—	0.2

	$5.7	Total Pre-Tax	$(2.3)	$2.4	$—	$—	$0.1

The following table presents the effect of derivatives designated as hedging instruments in the consolidated statement of income for the six months ended September 27, 2009:

	Derivatives in Cash Flow Hedging Relationships				Derivatives in Fair Value Hedging Relationships
Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)

Foreign exchange contracts	$5.7	Net sales	$(3.0)	$(0.2)	$—	$—	$(3.2)

		Cost of goods sold	(0.4)	2.4	—	—	2.0

		Selling and administrative expense	(0.6)	0.5	—	—	(0.1)

		Interest income	—	0.4	—	—	0.4

	$5.7	Total Pre-Tax	$(4.0)	$3.1	$—	$—	$(0.9)

(11)	Fair Value Measurements

Fair value guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 27, 2009:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$605.7	$—	$—	$605.7
Derivative contracts	$—	$9.6	$—	$9.6
Liabilities:
Derivative contracts	$—	$1.9	$—	$1.9

Cash equivalents consist of money market funds, as well as other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost.

Derivative contracts consist of foreign currency forward contracts. Derivative contracts’ value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.

We estimate that the fair value of our long-term fixed rate debt instruments was $258.6 million compared to a book value of $246.2 million at September 27, 2009. At March 29, 2009, the estimated fair value of our long-term fixed rate debt instruments was $292.0 million compared to a book value of $291.2 million. The fair value of long-term debt was estimated using our borrowing rate at quarter-end for similar types of borrowing arrangements. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12)	Pensions and Other Postretirement Benefit Plans

We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

The net periodic benefit cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08
Service cost	$8.2	$10.7	$16.6	$20.4
Interest cost	23.0	26.1	46.5	49.9
Expected return on plan assets	(27.8)	(32.3)	(56.2)	(61.7)
Recognized net actuarial loss	1.1	0.9	2.2	2.7
Amortization of prior service cost	3.2	1.9	6.5	2.7

Net periodic benefit cost	$7.7	$7.3	$15.6	$14.0

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/27/09	9/28/08	9/27/09	9/28/08
Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	2.1	2.1	4.2	4.2
Recognized net actuarial (gain) loss	(0.1)	(0.1)	(0.2)	0.1
Amortization of prior service cost	0.2	0.2	0.4	0.1

Net periodic benefit cost	$2.5	$2.6	$5.0	$5.2

During the three and six months ended September 27, 2009, we contributed $3.2 million and $197.1 million, respectively, to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $16.1 million of required contributions in fiscal 2010, for total contributions to the defined benefit pension plans of approximately $205.0 million in fiscal 2010. We expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

(13)	Commitments and Contingencies

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, or cash flows.

(14)	New Accounting Pronouncements

In June 2009, the FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This guidance will be effective in the first quarter of fiscal 2011. We are currently evaluating the impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification (“Codification”), which establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. This guidance was effective for the Company in the second quarter of fiscal 2010. The adoption did not impact our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for the Company in the fourth quarter of fiscal 2010. As the guidance only requires enhanced disclosures, the adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on business combinations and noncontrolling interests in consolidated financial statements. This guidance is the U.S. generally accepted accounting principles (“GAAP”) outcome of a joint project with the International Accounting Standards Board and introduces significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. This guidance continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. The business combinations guidance changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. The noncontrolling interests guidance requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The business combinations guidance is effective for business combinations for which the acquisition date is on or after the beginning of our fiscal year 2010. Generally, the effects will depend on future acquisitions. The noncontrolling interests guidance was effective for the Company in the first quarter of fiscal 2010. The adoption did not have a significant impact on the reporting of our consolidated financial position, results of operations, or cash flows as noncontrolling interests are not material to the financial statements.

(15)	Segment Information

Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. The Investment Cast Products and Forged Products segments are each comprised of two or more reporting units, which are aggregated in accordance with segment disclosure guidance in our determination of reportable segments.

	Three Months Ended
	9/27/09	9/28/08
Net sales:
Investment Cast Products	$447.4	$612.0
Forged Products	516.7	781.1
Fastener Products	338.0	405.6

Consolidated net sales	$1,302.1	$1,798.7

Segment operating income (loss):
Investment Cast Products	$136.0	$156.1
Forged Products	120.0	153.1
Fastener Products	109.8	118.5
Corporate expenses	(28.8)	(23.6)

Total segment operating income	337.0	404.1
Interest expense	3.6	4.6
Interest income	(0.9)	(2.8)

Consolidated income before income taxes and noncontrolling interest	$334.3	$402.3

	Six Months Ended
	9/27/09	9/28/08
Net sales:
Investment Cast Products	$936.1	$1,209.7
Forged Products	1,055.7	1,597.6
Fastener Products	689.8	801.5

Consolidated net sales	$2,681.6	$3,608.8

Segment operating income (loss):
Investment Cast Products	$278.4	$307.1
Forged Products	261.2	335.9
Fastener Products	223.8	231.1
Corporate expenses	(56.7)	(48.2)

Total segment operating income	706.7	825.9
Interest expense	8.0	9.5
Interest income	(1.7)	(4.5)

Consolidated income before income taxes and noncontrolling interest	$700.4	$820.9

(16)	Subsequent Events

On September 30, 2009, we completed the acquisition of Carlton Forge Works (“Carlton”) and related entities for approximately $850 million in cash, comprised of $505 million of cash on hand and the proceeds of $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton will significantly broaden our forging capabilities and will enable us to provide a full range of forged products to our aerospace engine customers. Carlton will operate as part of our Forged Products segment beginning in the third quarter. As of November 6, 2009, the purchase price allocation is subject to further refinement as analyses are completed.

(17)	Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of September 27, 2009 and March 29, 2009, statements of income for the three and six months ended September 27, 2009 and September 28, 2008 and statements of cash flows for the six months ended September 27, 2009 and September 28, 2008. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company, Precision Castparts Corp., had positive cash flows from operations for the six months ended September 28, 2008. The positive operating cash flows are due to a variety of factors, including dividends from its subsidiaries (which are treated as equity method investees for the purposes of this disclosure), the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Three Months Ended September 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$955.1	$387.1	$(40.1)	$1,302.1
Cost of goods sold	2.7	594.7	317.4	(40.1)	874.7
Selling and administrative expenses	23.6	43.9	22.9	—	90.4
Other (income) expense	(0.3)	(2.0)	2.3	—	—
Interest (income) expense, net	(12.6)	16.1	(0.8)	—	2.7
Equity in earnings of subsidiaries	(216.3)	(8.2)	—	224.5	—

Income (loss) before income tax and noncontrolling interest	202.9	310.6	45.3	(224.5)	334.3
Income tax (benefit) expense	(4.4)	108.0	12.4	—	116.0

Net income (loss) from continuing operations	207.3	202.6	32.9	(224.5)	218.3
Net loss from discontinued operations	—	(6.4)	(4.5)	—	(10.9)

Net income (loss)	207.3	196.2	28.4	(224.5)	207.4
Less: Net (income) loss attributable to noncontrolling interest	—	(0.5)	0.4	—	(0.1)

Net income (loss) attributable to PCC	$207.3	$195.7	$28.8	$(224.5)	$207.3

Condensed Consolidating Statements of Income

Three Months Ended September 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,461.5	$409.2	$(72.0)	$1,798.7
Cost of goods sold	3.1	1,049.6	319.0	(72.0)	1,299.7
Selling and administrative expenses	20.6	50.0	24.3	—	94.9
Other (income) expense	(0.3)	(2.3)	2.6	—	—
Interest (income) expense, net	(15.1)	17.5	(0.6)	—	1.8
Equity in earnings of subsidiaries	(273.2)	(5.0)	—	278.2	—

Income (loss) before income tax and noncontrolling interest	264.9	351.7	63.9	(278.2)	402.3
Income tax (benefit) expense	(4.4)	120.8	20.8	—	137.2

Net income (loss) from continuing operations	269.3	230.9	43.1	(278.2)	265.1
Net income from discontinued operations	—	0.8	3.6	—	4.4

Net income (loss)	269.3	231.7	46.7	(278.2)	269.5
Less: Net income attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to PCC	$269.3	$231.7	$46.5	$(278.2)	$269.3

Condensed Consolidating Statements of Income

Six Months Ended September 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,080.6	$706.0	$(105.0)	$2,681.6
Cost of goods sold	5.8	1,325.7	560.1	(105.0)	1,786.6
Selling and administrative expenses	46.5	96.1	45.7	—	188.3
Other (income) expense	(1.0)	(1.7)	2.7	—	—
Interest (income) expense, net	(24.7)	32.4	(1.4)	—	6.3
Equity in earnings of subsidiaries	(466.0)	(15.9)	—	481.9	—

Income (loss) before income tax and noncontrolling interest	439.4	644.0	98.9	(481.9)	700.4
Income tax (benefit) expense	(8.3)	221.0	29.2	—	241.9

Net income (loss) from continuing operations	447.7	423.0	69.7	(481.9)	458.5
Net loss from discontinued operations	—	(6.2)	(4.4)	—	(10.6)

Net income (loss)	447.7	416.8	65.3	(481.9)	447.9
Less: Net (income) loss attributable to noncontrolling interest	—	(0.5)	0.3	—	(0.2)

Net income (loss) attributable to PCC	$447.7	$416.3	$65.6	$(481.9)	$447.7

Condensed Consolidating Statements of Income

Six Months Ended September 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,885.0	$879.4	$(155.6)	$3,608.8
Cost of goods sold	6.2	2,040.4	694.7	(155.6)	2,585.7
Selling and administrative expenses	41.9	106.0	49.3	—	197.2
Other (income) expense	(1.3)	(2.3)	3.6	—	—
Interest (income) expense, net	(29.6)	35.2	(0.6)	—	5.0
Equity in earnings of subsidiaries	(553.8)	(15.1)	—	568.9	—

Income (loss) before income tax and noncontrolling interest	536.6	720.8	132.4	(568.9)	820.9
Income tax (benefit) expense	(8.5)	250.1	40.7	—	282.3

Net income (loss) from continuing operations	545.1	470.7	91.7	(568.9)	538.6
Net income from discontinued operations	—	1.9	4.9	—	6.8

Net income (loss)	545.1	472.6	96.6	(568.9)	545.4
Less: Net income attributable to noncontrolling interest	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to PCC	$545.1	$472.6	$96.3	$(568.9)	$545.1

Condensed Consolidating Balance Sheets

September 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$540.9	$—	$202.1	$—	$743.0
Receivables, net	46.0	2,198.5	86.2	(1,574.8)	755.9
Inventories	—	1,056.3	249.5	—	1,305.8
Prepaid expenses	(0.2)	10.6	10.5	—	20.9
Income tax receivable	13.5	—	—	(13.5)	—
Deferred income taxes	3.7	28.5	3.0	—	35.2
Discontinued operations	—	37.8	83.9	(109.3)	12.4

Total current assets	603.9	3,331.7	635.2	(1,697.6)	2,873.2

Property, plant and equipment, net	2.2	848.1	366.3	—	1,216.6
Goodwill	—	1,925.5	524.5	—	2,450.0
Deferred income taxes	47.5	—	—	(47.5)	—
Investments in subsidiaries	6,779.7	443.6	—	(7,223.3)	—
Other assets	156.0	174.0	123.2	—	453.2
Discontinued operations	—	6.4	6.1	—	12.5

	$7,589.3	$6,729.3	$1,655.3	$(8,968.4)	$7,005.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$17.2	$6.6	$—	$—	$23.8
Accounts payable	1,700.1	345.3	100.8	(1,684.1)	462.1
Accrued liabilities	28.1	227.3	51.4	(1.1)	305.7
Income taxes payable	—	—	25.1	(13.5)	11.6
Discontinued operations	—	6.6	2.6	—	9.2

Total current liabilities	1,745.4	585.8	179.9	(1,698.7)	812.4

Long-term debt	229.0	0.9	6.2	—	236.1
Deferred income taxes	—	118.8	40.3	(47.5)	111.6
Pension and other postretirement benefit obligations	122.9	121.7	6.7	—	251.3
Other long-term liabilities	19.6	89.9	9.0	—	118.5
Discontinued operations	—	0.3	2.9	—	3.2
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,306.0	2,807.2	931.3	(3,738.5)	1,306.0
Retained earnings	4,334.7	3,096.2	512.6	(3,608.8)	4,334.7
Accumulated other comprehensive (loss) income	(168.3)	(92.0)	(36.0)	125.1	(171.2)

Total PCC shareholders’ equity	5,472.4	5,811.4	1,407.9	(7,222.2)	5,469.5
Noncontrolling interest	—	0.5	2.4	—	2.9

Total shareholders’ equity	5,472.4	5,811.9	1,410.3	(7,222.2)	5,472.4

	$7,589.3	$6,729.3	$1,655.3	$(8,968.4)	$7,005.5

Condensed Consolidating Balance Sheets

March 29, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$423.2	$1.9	$129.4	$—	$554.5
Receivables, net	46.1	2,069.1	140.4	(1,347.4)	908.2
Inventories	—	1,006.0	224.5	—	1,230.5
Prepaid expenses	1.5	7.2	7.3	—	16.0
Deferred income taxes	3.7	44.4	10.9	—	59.0
Discontinued operations	—	34.0	90.9	(108.4)	16.5

Total current assets	474.5	3,162.6	603.4	(1,455.8)	2,784.7

Property, plant and equipment, net	39.3	853.3	255.5	—	1,148.1
Goodwill	—	1,930.5	493.8	—	2,424.3
Deferred income taxes	42.5	—	—	(42.5)	—
Investments in subsidiaries	6,194.5	443.7	—	(6,638.2)	—
Other assets	102.3	114.2	110.4	16.4	343.3
Discontinued operations	—	14.5	6.5	—	21.0

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.0	$6.7	$0.5	$—	$55.2
Accounts payable	1,506.1	442.9	109.6	(1,455.8)	602.8
Accrued liabilities	26.8	253.1	67.2	(1.1)	346.0
Income taxes payable	30.4	—	14.7	—	45.1
Discontinued operations	—	6.6	5.1	—	11.7

Total current liabilities	1,611.3	709.3	197.1	(1,456.9)	1,060.8

Long-term debt	249.3	1.0	0.5	—	250.8
Deferred income taxes	—	126.4	27.3	(42.5)	111.2
Pension and other postretirement benefit obligations	127.8	194.1	6.5	—	328.4
Other long-term liabilities	4.9	90.5	8.3	—	103.7
Discontinued operations	—	0.3	3.1	—	3.4
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,252.6	2,806.7	931.4	(3,738.1)	1,252.6
Retained earnings	3,895.4	2,679.9	447.0	(3,126.9)	3,895.4
Accumulated other comprehensive (loss) income	(288.2)	(89.9)	(154.4)	244.3	(288.2)

Total PCC shareholders’ equity	4,859.8	5,396.7	1,224.0	(6,620.7)	4,859.8
Noncontrolling interest	—	0.5	2.8	—	3.3

Total shareholders’ equity	4,859.8	5,397.2	1,226.8	(6,620.7)	4,863.1

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(83.6)	$335.2	$87.1	$—	$338.7

Acquisitions of businesses	(17.3)	—	—	—	(17.3)
Capital expenditures	(0.3)	(46.3)	(63.1)	—	(109.7)
Intercompany advances	—	(287.4)	37.9	249.5	—
Intercompany loans	(1.0)	—	—	1.0	—
Dispositions of businesses and other	—	(9.9)	(7.7)	—	(17.6)
Net cash provided (used) by investing activities of discontinued operations	—	6.8	(1.9)	(4.9)	—

Net cash provided (used) by investing activities	(18.6)	(336.8)	(34.8)	245.6	(144.6)

Net change in long-term debt	(51.1)	(0.1)	5.1	—	(46.1)
Common stock issued	27.5	—	—	—	27.5
Excess tax benefits from share-based payment arrangements	7.3	—	—	—	7.3
Cash dividends	(8.4)	—	—	—	(8.4)
Intercompany advances	244.6	—	—	(244.6)	—
Intercompany loans	—	—	1.0	(1.0)	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.2)	(0.1)	—	(0.3)

Net cash provided (used) by financing activities	219.9	(0.3)	6.0	(245.6)	(20.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	14.4	—	14.4

Net increase (decrease) in cash and cash equivalents	117.7	(1.9)	72.7	—	188.5
Cash and cash equivalents at beginning of period	423.2	1.9	129.4	—	554.5

Cash and cash equivalents at end of period	$540.9	$—	$202.1	$—	$743.0

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$30.5	$343.4	$103.3	$—	$477.2

Acquisitions of businesses	(21.2)	—	—	—	(21.2)
Capital expenditures	(1.0)	(68.9)	(33.7)	—	(103.6)
Intercompany advances	—	(312.6)	5.8	306.8	—
Intercompany loans	(4.6)	—	—	4.6	—
Dispositions of businesses and other	15.6	2.2	1.1	—	18.9
Net cash (used) provided by investing activities of discontinued operations	—	(1.2)	0.5	(0.1)	(0.8)

Net cash (used) provided by investing activities	(11.2)	(380.5)	(26.3)	311.3	(106.7)

Net change in long-term debt	(45.3)	(0.1)	(0.1)	—	(45.5)
Common stock issued	12.0	—	—	—	12.0
Excess tax benefits from share-based payment arrangements	10.2	—	—	—	10.2
Cash dividends	(8.4)	—	—	—	(8.4)
Intercompany advances	306.7	—	—	(306.7)	—
Intercompany loans	—	50.0	(44.8)	(5.2)	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.5)	(0.6)	0.6	(0.5)

Net cash provided (used) by financing activities	275.2	49.4	(45.5)	(311.3)	(32.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	(27.3)	—	(27.3)

Net increase in cash and cash equivalents	294.5	12.3	4.2	—	311.0
Cash and cash equivalents at beginning of period	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of period	$364.1	$13.1	$155.1	$—	$532.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between the Three Months Ended September 27, 2009 and September 28, 2008

(in millions, except per share and per pound data)	Three Months Ended		Increase/(Decrease)
	9/27/09	9/28/08	$	%
Net sales	$1,302.1	$1,798.7	$(496.6)	(27.6)%
Cost of goods sold	874.7	1,299.7	(425.0)	(32.7)
Selling and administrative expenses	90.4	94.9	(4.5)	(4.7)
Interest expense	3.6	4.6	(1.0)	(21.7)
Interest income	(0.9)	(2.8)	(1.9)	(67.9)

Income before income taxes and minority interest	334.3	402.3	(68.0)	(16.9)
Income tax expense	116.0	137.2	(21.2)	(15.5)
Effective tax rate	34.7%	34.1%

Net income from continuing operations	218.3	265.1	(46.8)	(17.7)
Net (loss) income from discontinued operations	(10.9)	4.4	(15.3)	(347.7)

Net income	207.4	269.5	(62.1)	(23.0)
Less: Net income attributable to noncontrolling interests	(0.1)	(0.2)	0.1	50.0

Net income attributable to Precision Castparts Corp. (“PCC”)	$207.3	$269.3	$(62.0)	(23.0)%

Net income per common share attributable to PCC shareholders – diluted:
Net income per share from continuing operations – diluted	$1.54	$1.88	$(0.34)	(18.1)%
Net (loss) income per share from discontinued operations – diluted	(0.08)	0.03	(0.11)	(366.7)

Net income per share – diluted	$1.46	$1.91	$(0.45)	(23.6)%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	9/27/09	9/28/08	$	%
Nickel	$7.95	$8.74	$(0.79)	(9)%
London Metals Exchange[1]
Titanium	$0.72	$3.52	$(2.80)	(80)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$18.90	$35.23	$(16.33)	(46)%
Metal Bulletin COFM.8 Index[1]

[1] Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	9/27/09	9/28/08	$	%
Investment Cast Products[2]	$48.1	$111.2	$(63.1)	(57)%
Forged Products[3]	181.1	215.4	(34.3)	(16)
Fastener Products[4]	20.5	29.7	(9.2)	(31)

Total intercompany sales	$249.7	$356.3	$(106.6)	(30)%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $5.6 million and $6.6 million for the second quarter of fiscal 2010 and 2009, respectively.

[3]	Forged Products: Includes sales between segments of $15.6 million and $11.9 million for the second quarter of fiscal 2010 and 2009, respectively.

[4]	Fastener Products: Includes sales between segments of $0.4 million and $1.0 million for the second quarter of fiscal 2010 and 2009, respectively.

Sales for the second quarter of fiscal 2010 were $1,302.1 million, down $496.6 million, or 27.6 percent from $1,798.7 million in the same quarter last year. The decrease in sales was driven by reduced demand from destocking aerospace customers due to a disconnect between our order schedules and current aircraft build rates, resulting in a total decrease in aerospace volume of approximately $180 million, or 23 percent as compared to the same quarter last year. Overall weakness in oil and gas and general industrial markets also contributed to the year-over-year sales decline, decreasing approximately $90 million, or 38 percent over the second quarter a year ago. In addition, the decline in external selling prices of nickel alloy from the Forged Products segment’s three primary mills negatively impacted external sales by approximately $62 million in the current quarter versus a year ago. Contractual material pass-through pricing also declined, increasing sales by approximately $68.1 million in the current quarter versus approximately $105.4 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on market prices similar to those shown in the above table in trailing periods from one to twelve months. In addition, our foreign operations reported approximately $29 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro, Brazilian real and Australian dollar. These decreases were partially offset by the addition of approximately $33 million of sales from Airdrome, Fatigue and Hackney Ladish, which were acquired in the third quarter of fiscal 2009.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of July 2009 adjusted for our estimate of the impact of the Boeing strike in 2008, Boeing and Airbus aircraft deliveries are expected to be relatively flat in calendar years 2009 and early 2010. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries and therefore, based on build rates, should also be relatively flat. However, our sales have been negatively impacted by a discrepancy between order rates and engine builds, which we believe is due to inventory destocking in the supply chain.

Net income from continuing operations for the second quarter of fiscal 2010 was $218.3 million, or $1.54 per share (diluted) compared to net income from continuing operations for the second quarter of fiscal 2009 of $265.1 million, or $1.88 per share (diluted). Net income (including discontinued operations) for the second quarter of fiscal 2010 was $207.3 million, or $1.46 per share (diluted), compared with net income of $269.3 million, or $1.91 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2010 was $2.7 million, compared with $1.8 million for the same quarter last year. The higher net expense is primarily due to reduced interest income resulting from lower interest rates on cash and cash equivalent investments partially offset by reduced interest expense resulting from lower debt levels.

The effective tax rate was 34.7% for the second quarter of fiscal 2010 compared to 34.1% in the second quarter a year ago. The higher effective tax rate compared to last year was primarily due to favorable tax settlements recorded in the second quarter of last year, unfavorable tax settlements recorded in the second quarter of the current year, and an increase in non-deductible expenses, partially offset by an increase in the favorable benefit of research and development credits.

Business Acquisitions

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.4 million, which was primarily paid in cash. These transactions resulted in $303.3 million of goodwill (of which $217.9 million is deductible for tax purposes) and $59.9 million of other intangible assets, including tradenames with indefinite lives valued at approximately $34.7 million. The following is a description of the three acquisitions.

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

Discontinued Operations

The net loss from discontinued operations was $10.9 million, or $0.08 per share (diluted), for the second quarter of fiscal 2010 compared with net income of $4.4 million, or $0.03 per share (diluted), in the same period last year. The net loss from discontinued operations in the current quarter includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses held for sale. The net income from discontinued operations in the same quarter of last year consists primarily of the gain from the sale of the Unbrako fastener business and net income from the automotive fastener businesses.

Impacts of the Global Economic Recession and Program Delays

Recent economic events have created recessionary economic conditions in many industries. While we are not immune to impacts of the current global recession, we believe our strong financial position will enable us to take advantage of opportunities in our markets served and continue to make operational improvements in our businesses.

During the 2009 fiscal year, approximately 53 percent of our sales were to customers in the global aerospace markets. Until the recent economic events occurred and new aerospace program delays were announced, we believed, based on customer forecasts, that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. We now believe that aerospace production rates will be relatively flat for fiscal 2010 as compared with fiscal 2009 levels, but our sales will continue to be negatively impacted by inventory corrections due in part to delays in both the Boeing 787 and Airbus A380 programs. We still believe that these programs will represent significant future revenue streams for the Company, but the revenues will be realized later than originally anticipated. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather the economic downturn. Therefore, while there is significant uncertainty as to the direction of the economy in future periods, we have not experienced, and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During fiscal 2009, approximately 25 percent of our sales were to customers in the global power generation markets, which include our IGT business as well as sales of our seamless extruded pipe. Demand in our OEM IGT markets has softened, partially mitigated by large current sales backlog of extruded pipe and our ability to win further market share. Our most significant customers in the power generation markets are primarily large, well-financed businesses that we believe should have the ability to weather the economic downturn or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we have not experienced, and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

The remaining 22 percent of our sales in fiscal 2009 were into general industrial markets, including the automotive markets. Most general industrial markets have experienced negative impacts from the global economic recession. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We have taken, and will continue to take, precautionary measures with customers in these markets to limit our exposure, to the extent possible, to potential bankruptcies and other financial issues experienced by these customers. These measures include shortening cash collection terms, regular updating of credit profiles, discontinuance of further business with customers not paying in a timely manner and the requirement of cash in advance of shipments, among others. Due to the diversity of markets and customer profiles in these businesses and the precautionary steps referred to previously, we do not anticipate severe impacts on our business or significant exposure to credit losses in these markets. However, it is possible that we may experience unanticipated unfavorable impacts.

We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans totaled approximately $1.2 billion as of the end of fiscal 2009. In the first six months of fiscal 2010, we contributed $197.1 million to our defined benefit pension plans, including a voluntary contribution of $188.9 million, to increase plan funding. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable. At this time, the Company does not expect to make any additional voluntary contributions to the defined benefit pension plans in fiscal 2010.

See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and credit shortage on liquidity.

Subsequent Events

On September 30, 2009, we completed the acquisition of Carlton Forge Works (“Carlton”) and related entities for approximately $850 million in cash, comprised of $505 million of cash on hand and the proceeds of $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton will significantly broaden our forging capabilities and will enable us to provide a full range of forged products to our aerospace engine customers. Carlton will operate as part of our Forged Products segment beginning in the third quarter. As of November 6, 2009, the purchase price allocation is subject to further refinement as analyses are completed.

Results of Operations by Segment – Comparison Between the Three Months Ended September 27, 2009 and September 28, 2008

	Three Months Ended		Increase/ (Decrease)
(In millions, except per share data)	9/27/09	9/28/08	$	%
Net sales:
Investment Cast Products	$447.4	$612.0	$(164.6)	(26.9)%
Forged Products	516.7	781.1	(264.4)	(33.8)
Fastener Products	338.0	405.6	(67.6)	(16.7)

Consolidated net sales	$1,302.1	$1,798.7	$(496.6)	(27.6)%

Segment operating income (loss):
Investment Cast Products	$136.0	$156.1	$(20.1)	(12.9)%
% of sales	30.4%	25.5%
Forged Products	120.0	153.1	(33.1)	(21.6)
% of sales	23.2%	19.6%
Fastener Products	109.8	118.5	(8.7)	(7.3)
% of sales	32.5%	29.2%
Corporate expense	(28.8)	(23.6)	(5.2)	(22.0)

Total segment operating income	337.0	404.1	$(67.1)	(16.6)%
% of sales	25.9%	22.5%
Interest expense, net	2.7	1.8

Income before income taxes and noncontrolling interest	$334.3	$402.3

Investment Cast Products

Investment Cast Products’ sales decreased 26.9 percent from $612.0 million in the second quarter of fiscal 2009 to $447.4 million this year. Operating income decreased 12.9 percent from $156.1 million in the second quarter of fiscal 2009 to $136.0 million in the same quarter this year. Operating income as a percent of sales increased from 25.5 percent to 30.4 percent of sales. The year-over-year decrease in sales primarily reflects reduced demand from destocking aerospace OEM and aftermarket customers, which negatively impacted sales by approximately $86 million, or 27 percent compared to the same period last year. Sales include approximately $9.1 million of contractual pricing related to pass-through of increased material costs in the second quarter of fiscal 2010 compared to $23.8 million in the same period last year. In addition, our foreign operations reported approximately $7 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Euro. The decrease in operating income reflected the impact of lower sales volume and approximately $2 million of negative currency impact, mitigated by continued cost takeout. The improvement in operating margins as a percentage of sales was mainly due to increased labor productivity, higher yields and lower scrap costs compared to the same quarter last year. Contractual material pass-through pricing diluted operating margins by 0.6 percentage points in the second quarter of fiscal 2010 compared to 1.0 percentage point in the same period a year ago.

Investment Cast Products segment sales for the second half of the year are expected to be flat to slightly higher, with a slowing or slight reversal of the declines in aerospace, power generation and general industrial sales experienced in the first half of fiscal 2010. We expect to see aerospace inventory destocking start to slow, as our order schedules slowly begin to realign with current aircraft engine build rates, although recovery in aerospace sales is not expected until the end of our fourth quarter of fiscal 2010 and into fiscal 2011, as a result of calendar year end pressures from our customers and fewer production days in the third quarter.

Forged Products

Forged Products’ sales were $516.7 million for the quarter, a decrease of 33.8 percent, compared to sales of $781.1 million in the second quarter of fiscal 2009. Operating income decreased 21.6 percent from $153.1 million in the second quarter of fiscal 2009 to $120.0 million in the same quarter this year, while operating income as a percent of sales increased from 19.6 percent to 23.2 percent. The decrease in sales reflects the continued inventory destocking, which negatively impacted aerospace sales by approximately $66 million, or 33 percent and general industrial sales by approximately $68 million, or 45 percent as compared to the same period last year. Nickel prices decreased approximately 9 percent on the London Metal Exchange (LME) compared to the same quarter last year. The decline in external selling prices of nickel alloy from the segment’s three primary mills negatively impacted sales by approximately $62 million in the current quarter versus a year ago while contractual material pass-through pricing also declined, contributing approximately $57.3 million of sales in the second quarter of fiscal 2010 compared to $78.7 million in the same period last year. In addition, the segment’s foreign operations reported approximately $12 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Australian dollar. Despite the lost fixed cost absorption due to the lower sales volume, and approximately $2 million of negative currency impact, operating income as a percent of sales increased 3.6 percentage points compared to a year ago. This improvement was primarily due to fixed cost reductions, higher productivity, increased revert utilization and improved yields. The contractual pass-through of higher raw material costs diluted operating margins by 2.9 percentage points in the current quarter compared to 2.2 percentage points the same period a year ago.

Forged Products segment sales are also expected to be flat to slightly higher in the latter half of fiscal 2010 as compared to the first six months, due to a slowing or slight reversal of the declines experienced in the oil and gas, chemical processing, and other general industrial markets, in addition to continued solid extruded pipe sales. We expect to see aerospace inventory destocking start to slow, as our order schedules slowly begin to realign with current aircraft engine build rates, although recovery in aerospace sales is not expected until the end of our fourth quarter of fiscal 2010 and into fiscal 2011. The segment will benefit from the additional of sales from Carlton Forge, acquired in the beginning of the third quarter. However, due to approximately 6 weeks of previously scheduled maintenance that will take place in our fiscal third quarter, Carlton will not contribute a full quarter of sales and earnings until our fourth fiscal quarter. In addition, our fiscal third quarter will also be impacted as a result of fewer production days and calendar year end pressures related to our customers.

Fastener Products

The Fastener Products segment reported $338.0 million of sales with operating income of $109.8 million, or 32.5 percent of sales, in the second quarter of fiscal 2010, compared to sales of $405.6 million and operating income of $118.5 million, or 29.2 percent of sales, in the second quarter of fiscal 2009. The decrease in sales reflects further aerospace OEM and distributor destocking and a significant decline in regional / business jet demand, which together negatively impacted year-over-year aerospace sales by $28 million, or 11 percent. The sales decline was also driven by extremely weak general industrial markets, including automotive, which were negatively impacted by approximately 22 percent compared to the second quarter a year ago. In addition, the segment’s foreign operations reported approximately $10 million in reduced sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro and Brazilian real. Operating income was negatively impacted by lower sales volume and foreign currency impact of approximately $2 million as compared to the prior year. Despite the challenges described above, the segment reported record level operating income as a percent of sales, an increase of 3.3 percentage points compared to the same quarter last year, primarily due to productivity improvements, better utilization of assets, in-sourcing certain production activities and right-sizing operations throughout the segment.

Fastener Products segment sales are expected to remain relatively flat in the second half of the year as compared to the first half. We foresee continued weakness in regional / business jet production throughout the remainder of the fiscal year, and a slowing of the aerospace inventory destocking, as orders slowly begin to realign with current build rates. Fastener Products is targeting opportunities for additional aerospace share gains in the second half of fiscal 2010, and we anticipate solid opportunity when Boeing 787 production ramps up. We also expect to see a gradual upward trend in demand in general industrial and automotive markets by the end of our fourth fiscal quarter.

Consolidated Results of Operations – Comparison Between the Six Months Ended September 27, 2009 and September 28, 2008

(in millions, except per share and per pound data)	Six Months Ended		Increase/(Decrease)
	9/27/09	9/28/08	$	%
Net sales	$2,681.6	$3,608.8	$(927.2)	(25.7)%
Cost of goods sold	1,786.6	2,585.7	(799.1)	(30.9)
Selling and administrative expenses	188.3	197.2	(8.9)	(4.5)
Interest expense	8.0	9.5	(1.5)	(15.8)
Interest income	(1.7)	(4.5)	(2.8)	(62.2)

Income before income taxes and noncontrolling interest	700.4	820.9	(120.5)	(14.7)
Income tax expense	241.9	282.3	(40.4)	(14.3)
Effective tax rate	34.5%	34.4%

Net income from continuing operations	458.5	538.6	(80.1)	(14.9)
Net (loss) income from discontinued operations	(10.6)	6.8	(17.4)	(255.9)

Net income	447.9	545.4	(97.5)	(17.9)
Less: Net income attributable to noncontrolling interests	(0.2)	(0.3)	0.1	33.3

Net income attributable to Precision Castparts Corp. (“PCC”)	$447.7	$545.1	$(97.4)	(17.9)%

Net income per common share attributable to PCC shareholders – diluted:
Net income per share from continuing operations – diluted	$3.24	$3.82	$(0.58)	(15.2)%
Net (loss) income per share from discontinued operations – diluted	(0.08)	0.05	(0.13)	(260.0)

Net income per share – diluted	$3.16	$3.87	$(0.71)	(18.3)%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	9/27/09	9/28/08	$	%
Nickel	$6.94	$10.25	$(3.31)	(32)%
London Metals Exchange[1]
Titanium	$0.67	$4.08	$(3.41)	(84)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$17.16	$41.58	$(24.42)	(59)%
Metal Bulletin COFM.8 Index[1]

[1] Source: Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	9/27/09	9/28/08	$	%
Investment Cast Products[2]	$102.8	$144.3	$(41.5)	(29)%
Forged Products[3]	333.0	439.1	(106.1)	(24)
Fastener Products[4]	41.8	60.8	(19.0)	(31)

Total intercompany sales	$477.6	$644.2	$(166.6)	(26)%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

[2]	Investment Cast Products: Includes sales between segments of $12.0 million and $13.3 million for the first six months of fiscal 2010 and 2009, respectively.

[3]	Forged Products: Includes sales between segments of $35.9 million and $20.6 million for the first six months of fiscal 2010 and 2009, respectively.

[4]	Fastener Products: Includes sales between segments of $0.9 million and $1.6 million for the first six months of fiscal 2010 and 2009, respectively.

Sales for the first six months of fiscal 2010 were $2,681.6 million, down $927.2 million from $3,608.8 million in the same period last year. The decrease in sales was driven by reduced demand from destocking aerospace customers due to a disconnect between our order schedules and current aircraft build rates, resulting in a total decrease in aerospace volume of approximately $304 million, or 19 percent as compared to the same period last year. In addition, the decline in external selling prices of nickel alloy from the Forged Products segment’s three primary mills negatively impacted external sales by approximately $121 million in the first six months versus the same six months a year ago. Overall weakness in oil and gas and general industrial markets also contributed to the year-over-year sales decline. Contractual material pass-through pricing declined, increasing sales by approximately $146.4 million in the first six months of fiscal 2010 versus approximately $220.9 million in the same period last year. In addition, our foreign operations reported approximately $89 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro, Brazilian real and Australian dollar. These sales decreases were partially offset by the addition of approximately $64 million of sales from Airdrome, Fatigue and Hackney Ladish, which were acquired in the third quarter of fiscal 2009.

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

Net income from continuing operations for the first six months of fiscal 2010 was $458.5 million, or $3.24 per share (diluted), compared to net income from continuing operations for the first six months of fiscal 2009 of $538.6 million, or $3.82 per share (diluted). Net income (after discontinued operations) for the first six months of fiscal 2010 was $447.7 million, or $3.16 per share (diluted), compared with net income of $545.1 million, or $3.87 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the six months ended September 27, 2009 was $6.3 million, as compared with $5.0 million for the same period last year. The slightly higher net expense is primarily due to reduced interest income resulting from lower interest rates on cash and cash equivalent investments partially offset by reduced interest expense resulting from lower debt levels.

The effective tax rate for the first half of fiscal 2010 was 34.5 percent, 0.1 percentage points higher than the 34.4 percent effective tax rate in the same period last year. The higher effective tax rate compared to last year was primarily due to favorable tax settlements recorded in the first half of last year, unfavorable tax settlements recorded in the first half of the current year, and an increase in non-deductible expenses, partially offset by an increase in the favorable benefit of research and development credits.

Discontinued Operations

The net loss from discontinued operations was $10.6 million, or $0.08 per share (diluted), for the six months ended September 27, 2009 compared with net income of $6.8 million, or $0.05 per share (diluted), in the same period last year. The net loss from discontinued operations for the first half of fiscal 2010 includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses held for sale. The net income from discontinued operations in the same period of last year consists primarily of the gain from the sale of the Unbrako fastener business, the Flow Technova business, and net income from the automotive fastener businesses, partially offset by operating losses from the Kladno business.

Results of Operations by Segment – Comparison Between the Six Months Ended September 27, 2009 and September 28, 2008

	Six Months Ended		Increase/(Decrease)
	9/27/09	9/28/08	$	%
Net sales:
Investment Cast Products	$936.1	$1,209.7	$(273.6)	(22.6)%
Forged Products	1,055.7	1,597.6	(541.9)	(33.9)
Fastener Products	689.8	801.5	(111.7)	(13.9)

Consolidated net sales	$2,681.6	$3,608.8	$(927.2)	(25.7)%

Operating income (loss):
Investment Cast Products	$278.4	$307.1	$(28.7)	(9.3)%
% of sales	29.7%	25.4%
Forged Products	261.2	335.9	(74.7)	(22.2)
% of sales	24.7%	21.0%
Fastener Products	223.8	231.1	(7.3)	(3.2)
% of sales	32.4%	28.8%
Corporate expense	(56.7)	(48.2)	(8.5)	(17.6)

Total segment operating income	706.7	825.9	$(119.2)	(14.4)%
% of sales	26.4%	22.9%
Interest expense, net	6.3	5.0

Income before income taxes and noncontrolling interest	$700.4	$820.9

Investment Cast Products

Investment Cast Products’ sales decreased 22.6 percent from $1,209.7 million in the first six months of fiscal 2009 to $936.1 million this year. Operating income for the segment decreased 9.3 percent, from $307.1 million, or 25.4 percent of sales, a year ago to $278.4 million, or 29.7 percent of sales, in the first six months of fiscal 2010. The decrease in sales was driven by reduced demand from destocking aerospace customers, which negatively impacted sales by $158 million, or 25 percent compared to the same period last year. In addition, the segment’s foreign operations reported approximately $19 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Euro. The decrease in operating income was primarily due to the impact of lost leverage due to lower sales volume, and approximately $4 million negative impact from foreign currency translation. The improvement in operating margins as a percentage of sales was mainly due to increased labor productivity, improved material efficiencies and lower scrap and rework costs. The first six months of fiscal 2010 included approximately $19.8 million related to contractual pass-through of material costs versus approximately $51.3 million in the same period last year, diluting operating margins by 0.6 percentage points in the first half of fiscal 2010 compared to 1.1 percentage points in the same period a year ago.

Forged Products

Forged Products’ sales were $1,055.7 million for the first six months of fiscal 2010, a decrease of 33.9 percent, compared to sales of $1,597.6 million in the same period last year. Operating income decreased 22.2 percent from $335.9 million, or 21.0 percent of sales, in the first half of fiscal 2009 to $261.2 million, or 24.7 percent of sales, this year. The decrease in sales reflects the decreased demand from destocking aerospace customers, which negatively impacted aerospace sales by approximately $131 million, or 28 percent over the prior year, in addition to recessionary economic conditions in the general industrial markets, particularly oil and gas and chemical processing. Lower external selling prices of alloy from the segment’s three primarily mills, primarily nickel, which decreased approximately 32 percent on the London Metal Exchange (LME), negatively impacted sales by approximately $121 million compared to the same period last year. In addition, the segment’s foreign operations reported approximately $39 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Australian dollar. The decrease in operating income was driven by lost fixed cost absorption from lower sales volume, and a year-over-year reduction of approximately $6 million due to foreign currency translation. The first six months of fiscal 2010 included approximately $123.8 million related to contractual pass-through of higher material costs versus approximately $162.8 million in the same period last year, diluting operating margins by 3.3 percentage points in the first half of fiscal 2010 compared to 2.4 percentage points a year ago.

Fastener Products

The Fastener Products segment reported $689.8 million of sales with operating income of $223.8 million, or 32.4 percent of sales, in the first half of fiscal 2010, compared to sales of $801.5 million and operating income of $231.1 million, or 28.8 percent of sales in the same period last year. The decrease in sales was driven by aerospace OEM and distributor destocking for large commercial aircraft, in addition to significant decline in regional / business jet production and soft demand in general industrial markets. In addition, the segment’s foreign operations reported approximately $31 million in reduced sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro and Brazilian real. Overcoming the lost leverage from lower sales, operating income as a percent of sales increased year-over-year as a result of continued cost take-outs and improved manufacturing processes throughout the segment.

Changes in Financial Condition and Liquidity

Total assets of $7,005.5 million at September 27, 2009 represented a $284.1 million increase from the $6,721.4 million balance at March 29, 2009, principally reflecting higher cash balances, funding of long-term pension assets and increased inventories resulting from aerospace order push-outs. Partially offsetting these increases were lower accounts receivable balances due to lower sales and strong collections. Total capitalization at September 27, 2009 was $5,732.3 million, consisting of $259.9 million of debt and $5,472.4 million of equity. The debt-to-capitalization ratio declined to 4.5% at September 27, 2009 as compared to 5.9% at the end of fiscal 2009.

Cash as of September 27, 2009 was $743.0 million, up $188.5 million from the end of fiscal 2009, and total debt was $259.9 million, down $46.4 million since the end of fiscal 2009. Positive cash flow of $234.9 million primarily reflects cash generated by operations of $338.7 million (after $188.9 million of cash paid for voluntary pension contributions), and $34.8 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $109.7 million and cash dividends of $8.4 million.

The capital spending plan for fiscal 2010, which is anticipated to be approximately 5 to 10 percent lower than capital spending in fiscal 2009, provides for equipment maintenance and upgrades, cost reduction, safety and certain capacity expansion projects throughout the company. In the first six months of fiscal 2010, we contributed $197.1 million to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $16.1 million of required contributions in fiscal 2010, for total contributions to the defined benefit pension plans of approximately $205.0 million in fiscal 2010. In addition, we expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

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

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of September 27, 2009 was $984.4 million under the Credit Agreement reduced only by a $15.6 million workers’ compensation standby letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of September 27, 2009 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$2,842.9 (minimum)	$5,472.4
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	89.91:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.16:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement filed as an exhibit hereto.

As of September 27, 2009, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. Subsequent to quarter-end, we issued approximately $345 million of commercial paper to fund a portion of the acquisition of Carlton Forge. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds, due to the current instability in the global credit markets.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K are critical to our business operations and the understanding of our results of operations. There have been no significant changes in our critical accounting policies during fiscal 2010.

The discussion below expands the disclosure from the Annual Report on Form 10-K for the year ended March 29, 2009 with respect to goodwill and acquired intangibles.

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

Goodwill and indefinite-lived intangible assets are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets may not be recoverable. Our reporting units consist of the three operating segments within our Investment Cast Products reportable operating segment and the two operating segments within our Forged Products reportable operating segment as well as a number of reporting units in our Fasteners Products operating segment. The Fasteners Products operating segment includes several aggregated component units (referred to as the Fasteners Products reporting unit) and three other reporting units for which the segment manager regularly reviews performance.

Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rates, our estimates of sales volumes, sales prices and related costs, and the discount rate applied, which reflects the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by factors such as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting in impairment of the goodwill. We also consider comparable transactions to estimate the fair value of the reporting units. The cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2010 goodwill impairment analysis averaged 11%. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from -1% to 29% over the initial five-year forecast period. A sensitivity analysis determined that using terminal growth rates of 3%, 4% or 5% would not result in impairment in the fiscal 2010 goodwill impairment analysis. We performed a sensitivity analysis on both of these factors and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by 1% and the discount rate utilized could remain unchanged, and the goodwill of our reporting units would not be impaired. The reporting unit that would be most sensitive to worsening economic conditions has $78.9 million of goodwill recorded as of September 27, 2009.

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

In fiscal 2009, we completed the acquisition of Airdrome Holdings LLC, Fatigue Technology, Inc. and Hackney Ladish Holding Corp., and in the third quarter of fiscal 2010, we completed the acquisition of Carlton Forge Works and Arcturus Manufacturing Corporation. We expect that we will continue to seek acquisitions of complementary businesses, products and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Our ability to complete acquisitions may be limited if necessary financing is difficult to access, unavailable or too costly to support a transaction. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business acquisitions entail a number of other risks, including:

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

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted approximately 53 percent of our total sales in fiscal 2009. Our power generation sales constituted approximately 25 percent of our total sales in fiscal 2009.

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

The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, the Airbus A350 and the Airbus A380 programs. We are currently under contract to supply components for a number of new commercial, general aviation, and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs could have a material adverse effect on our business.

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

We use a number of raw materials in our products, including certain metals such as cobalt, titanium, nickel, tantalum and molybdenum, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals may be influenced by private or government cartels, changes in world politics, labor relations between the metals producers and their work forces, unstable governments in exporting nations and inflation. These metals are required for the alloys used or manufactured in our investment castings, forged products and fasteners segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

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

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and takes into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs may be paid out over the next ten years, we anticipate that no individual site will be considered to be material. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts reserved.

We have been named as a PRP at sites identified by the EPA and state regulatory agencies for investigation and remediation under CERCLA and similar state statutes. Under common law, as applied in the environmental remediation context, potentially responsible parties may be jointly and severally liable, and therefore we may be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may also be liable for contributing to the cost of cleanup. It is also possible that we will be designated a PRP at additional sites in the future.

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

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events, such as an interruption suffered in 2008 by our Houston, Texas plant as a result of a hurricane. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days which could have a material adverse effect on our business.

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

A global recession or continued disruption in the global financial markets presents risks and uncertainties that we cannot predict. Currently, we have seen a moderate decline in demand for our products due to these global economic conditions. However, our access to credit to finance our operations has not been materially limited. If these conditions continue or worsen, we face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on August 11, 2009.

(c)	The Shareholders voted as follows on the following matters:

1.	Election of Directors. The voting results for each nominee are as follows:

Nominee	Votes For	Votes Withheld
Mark Donegan	77,790,010	47,236,830
Vernon E. Oechsle	77,390,069	47,636,770
Rick Schmidt	77,453,757	47,573,082

Mr. Donegan, Mr. Oechsle and Mr. Schmidt were elected to serve three-year terms.

2.	Ratify Independent Registered Public Accounting Firm. The voting result is as follows:

Votes For	Votes Against	Votes Withheld
124,830,360	146,630	49,850

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.1	Non-Employee Directors Deferred Stock Units Program. *

10.2	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Financial Institutions Party thereto.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE: November 6, 2009	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)