Form 10-Q
period 2009-12-27
PRECISION CASTPARTS CORP
filed 2010-02-05
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 27, 2009

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

Number of shares of Common Stock, no par value, outstanding as of January 27, 2010: 141,678,283

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	12/27/09	12/28/08
Net sales	$1,372.8	$1,610.7
Cost of goods sold	929.1	1,144.1
Selling and administrative expenses	89.5	92.5
Restructuring and asset impairment	—	11.8
Interest expense	4.3	4.4
Interest income	(0.6)	(2.4)

Income before income tax expense and noncontrolling interest	350.5	360.3
Income tax expense	121.8	123.8

Net income from continuing operations	228.7	236.5
Net income from discontinued operations	4.5	2.7

Net income	233.2	239.2
Less: Net income attributable to noncontrolling interests	(0.3)	(0.1)

Net income attributable to Precision Castparts Corp. (“PCC”)	$232.9	$239.1

Net income per common share attributable to PCC shareholders – basic:
Net income from continuing operations	$1.62	$1.70
Net income from discontinued operations	0.03	0.02

	$1.65	$1.72

Net income per common share attributable to PCC shareholders – diluted:
Net income from continuing operations	$1.61	$1.68
Net income from discontinued operations	0.03	0.02

	$1.64	$1.70

Weighted average common shares outstanding:
Basic	140.8	139.4
Diluted	142.3	140.3

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Nine Months Ended
	12/27/09	12/28/08
Net sales	$4,048.0	$5,208.0
Cost of goods sold	2,711.8	3,722.2
Selling and administrative expenses	276.5	288.3
Restructuring and asset impairment	—	11.8
Interest expense	12.3	13.9
Interest income	(2.3)	(6.9)

Income before income tax expense and noncontrolling interest	1,049.7	1,178.7
Income tax expense	363.3	405.2

Net income from continuing operations	686.4	773.5
Net (loss) income from discontinued operations	(5.3)	11.1

Net income	681.1	784.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)

Net income attributable to PCC	$680.6	$784.2

Net income per common share attributable to PCC shareholders – basic:
Net income from continuing operations	$4.89	$5.55
Net (loss) income from discontinued operations	(0.04)	0.08

	$4.85	$5.63

Net income per common share attributable to PCC shareholders – diluted:
Net income from continuing operations	$4.84	$5.49
Net (loss) income from discontinued operations	(0.04)	0.08

	$4.80	$5.57

Weighted average common shares outstanding:
Basic	140.4	139.3
Diluted	141.8	140.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	12/27/09	3/29/09
ASSETS
Current assets:
Cash and cash equivalents	$218.4	$554.5
Receivables, net	767.2	906.6
Inventories	1,374.2	1,226.8
Prepaid expenses	25.1	16.0
Income tax receivable	12.8	—
Deferred income taxes	51.5	58.9
Discontinued operations	17.3	21.9

Total current assets	2,466.5	2,784.7

Property, plant and equipment, at cost	2,277.9	2,051.9
Less - accumulated depreciation	(1,023.1)	(907.6)

Net property, plant and equipment	1,254.8	1,144.3

Goodwill	3,111.8	2,418.1
Acquired intangible assets, net	285.6	138.4
Other assets	317.6	204.3
Discontinued operations	21.8	31.6

	$7,458.1	$6,721.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$23.6	$55.0
Accounts payable	456.1	600.5
Accrued liabilities	318.6	345.1
Income taxes payable	—	45.1
Discontinued operations	12.6	15.1

Total current liabilities	810.9	1,060.8

Long-term debt	265.5	250.3
Pension and other postretirement benefit obligations	255.8	328.4
Other long-term liabilities	287.7	103.5
Deferred income taxes	91.4	110.6
Discontinued operations	2.8	4.7
Commitments and contingencies
Shareholders’ equity:
Common stock	141.2	139.9
Paid-in capital	1,211.4	1,112.7
Retained earnings	4,563.3	3,895.4
Accumulated other comprehensive loss	(174.8)	(288.2)

Total PCC shareholders’ equity	5,741.1	4,859.8
Noncontrolling interest	2.9	3.3

Total shareholders’ equity	5,744.0	4,863.1

	$7,458.1	$6,721.4

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	12/27/09	12/28/08
Operating activities:
Net income	$681.1	$784.6
Net loss (income) from discontinued operations	5.3	(11.1)
Non-cash items:
Depreciation and amortization	115.4	103.1
Deferred income taxes	33.3	45.4
Stock-based compensation expense	30.0	29.3
Excess tax benefits from share-based payment arrangements	(16.6)	(10.5)
Other non-cash items	0.3	2.2
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	219.5	136.6
Inventories	(53.2)	(155.3)
Other current assets	(21.1)	0.4
Payables, accruals and income taxes payable	(190.9)	(118.6)
Pension and other postretirement benefit plans	(181.5)	11.2
Other non-current assets and liabilities	10.2	(30.9)
Net cash provided by operating activities of discontinued operations	6.1	7.6

Net cash provided by operating activities	637.9	794.0

Investing activities:
Capital expenditures	(138.1)	(149.4)
Acquisitions of businesses	(867.3)	(490.7)
Dispositions of businesses	—	14.6
Other investing activities	(18.3)	0.3
Net cash (used) provided by investing activities of discontinued operations	(0.2)	3.9

Net cash used by investing activities	(1,023.9)	(621.3)

Financing activities:
Net change in short-term borrowings	—	2.4
Net change in long-term debt	(16.2)	(46.0)
Common stock issued	54.5	12.7
Excess tax benefits from share-based payment arrangements	16.6	10.5
Cash dividends	(12.7)	(12.5)
Net cash used by financing activities of discontinued operations	(0.2)	(0.7)

Net cash provided (used) by financing activities	42.0	(33.6)

Effect of exchange rate changes on cash and cash equivalents	7.9	(83.5)

Net (decrease) increase in cash and cash equivalents	(336.1)	55.6
Cash and cash equivalents at beginning of period	554.5	221.3

Cash and cash equivalents at end of period	$218.4	$276.9

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data)

(1) Basis of Presentation

The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC”, the “Company”, or “we”), without audit and subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America, except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair representation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In accordance with subsequent events guidance, management has evaluated subsequent events through February 5, 2010. See Note 16, “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements.

(2) Stock-based Compensation

During the three and nine months ended December 27, 2009 and December 28, 2008, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 29, 2009.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	12/27/09	12/28/08	12/27/09	12/28/08
Cost of goods sold	$3.4	$4.4	$9.4	$10.6
Selling, general and administrative	7.2	7.7	20.6	18.7

Stock-based compensation expense before income taxes	10.6	12.1	30.0	29.3
Income tax benefit	(3.1)	(3.7)	(9.0)	(8.7)

Total stock-based compensation expense after income taxes	$7.5	$8.4	$21.0	$20.6

(3) Business Acquisitions

Fiscal 2010

On September 30, 2009, we completed the acquisition of Carlton Forge Works (“Carlton”) and related entities for approximately $850 million in cash, comprised of approximately $505 million of cash on hand and the proceeds of approximately $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton will broaden our forging capabilities and will enable us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $645.2 million of goodwill and $149.5 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships valued at $17.9 million, backlog valued at $10.0 million and revenue sharing agreements valued at $32.5 million. As of February 5, 2010, the purchase price allocation is subject to further refinement as analyses are completed, including finalizing the valuation of intangible assets and property, plant and equipment. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.4 million, which was primarily paid in cash. These transactions resulted in $320.2 million of goodwill (of which $217.1 million is deductible for tax purposes) and $59.9 million of other intangible assets, including tradenames with indefinite lives valued at approximately $34.7 million. The impact of these acquisitions was not material to our consolidated results of operations; consequently, pro forma information has not been included. The following is a description of the three acquisitions.

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

(4) Discontinued Operations

During the current quarter, we decided to divest a small non-core business in the Investment Cast Products segment and reclassified it to discontinued operations. Subsequent to quarter-end, the sale of the business was completed. The income tax benefit for the current quarter and fiscal year is primarily related to the reversal of a U.S. capital loss valuation allowance associated with a capital gain that will be recognized on the sale of the non-core business referred to above.

The net loss from discontinued operations in the current year includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses held for sale. The impairment charge is recorded as selling and administrative expenses.

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/27/09	12/28/08	12/27/09	12/28/08
Net sales	$12.9	$21.9	$40.1	$91.5
Cost of goods sold	10.7	20.4	33.5	84.5
Selling and administrative expenses	1.9	1.6	16.2	3.6

Income (loss) from operations before income taxes	0.3	(0.1)	(9.6)	3.4
Interest income	—	—	—	(0.1)
Income tax (benefit) expense	(4.9)	(0.2)	(7.0)	1.9

Net income (loss) from operations	5.2	0.1	(2.6)	1.6
(Loss) gain on disposal, net of $(0.4), $(0.3), $0.3 and $(0.6) tax (expense) benefit, respectively	(0.7)	2.6	(2.7)	9.5

Net income (loss) from discontinued operations	$4.5	$2.7	$(5.3)	$11.1

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/27/09	3/29/09
Assets of discontinued operations:
Current assets	$17.3	$21.9
Net property, plant and equipment	12.3	22.9
Other assets	9.5	8.7

	$39.1	$53.5

Liabilities of discontinued operations:
Long term debt currently due	$0.2	$0.5
Other current liabilities	12.4	14.6
Long term debt	0.6	0.5
Other liabilities	2.2	4.2

	$15.4	$19.8

(5) Inventories

Inventories consisted of the following:

	12/27/09	3/29/09
Finished goods	$298.8	$244.7
Work-in-process	490.4	487.3
Raw materials and supplies	388.9	375.3

	1,178.1	1,107.3
LIFO provision	196.1	119.5

Total inventory	$1,374.2	$1,226.8

(6) Goodwill and Acquired Intangibles

We perform our annual goodwill impairment test during the second quarter of each fiscal year. For fiscal 2010, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 27, 2009, were as follows:

	Balance at 3/29/09	Acquired	Currency Translation and Other	Balance at 12/27/09
Investment Cast Products	$336.2	$—	$1.8	$338.0
Forged Products	821.2	645.2	44.4	1,510.8
Fastener Products	1,260.7	—	2.3	1,263.0

Total	$2,418.1	$645.2	$48.5	$3,111.8

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	December 27, 2009			March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$14.8	$(5.6)	$9.2	$14.8	$(4.2)	$10.6
Proprietary technology	2.3	(0.9)	1.4	2.3	(0.8)	1.5
Tradenames	0.4	(0.4)	—	0.4	(0.3)	0.1
Long-term customer relationships	47.2	(7.5)	39.7	28.0	(3.7)	24.3
Backlog	18.4	(8.2)	10.2	8.2	(6.6)	1.6
Revenue sharing agreements	32.5	—	32.5	—	—	—

	$115.6	$(22.6)	93.0	$53.7	$(15.6)	38.1

Unamortizable intangible assets:
Tradenames			192.6			100.3

Acquired intangibles, net			$285.6			$138.4

With the acquisition of Carlton Forge during the quarter, we acquired tradenames with indefinite lives valued at $89.1 million, long-term customer relationships valued at $17.9 million and backlog valued at $10.0 million. In addition, we acquired revenue sharing agreements with customers related to start-up engine programs. These agreements were assigned a fair market value using contractual and forecast data, which resulted in the recognition of $32.5 million of intangible assets and $165.8 million of long-term liabilities. The revenue sharing agreements will be amortized over 20 to 25 years based on engine flight hours or units produced. There was no amortization expense in the third quarter of fiscal 2010 as these engine programs are still in the development phase.

Amortization expense for acquired intangible assets for the three and nine months ended December 27, 2009 was $3.0 million and $7.0 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $11.7 million for fiscal 2010. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2011	$14.5
2012	9.1
2013	7.4
2014	7.6
2015	5.5

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(7) Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of December 27, 2009 and March 29, 2009 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

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

(8) Earnings per Share

Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	12/27/09	12/28/08	12/27/09	12/28/08
Amounts attributable to PCC shareholders:
Net income from continuing operations	$228.4	$236.4	$685.9	$773.1
Net income (loss) from discontinued operations	4.5	2.7	(5.3)	11.1

Net income attributable to PCC shareholders	$232.9	$239.1	$680.6	$784.2

	Three Months Ended		Nine Months Ended
	12/27/09	12/28/08	12/27/09	12/28/08
Basic weighted average shares outstanding	140.8	139.4	140.4	139.3
Dilutive stock options and employee stock purchase plan	1.5	0.9	1.4	1.5

Average shares outstanding assuming dilution	142.3	140.3	141.8	140.8

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three and nine months ended December 27, 2009, stock options to purchase 1.6 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. For the three and nine months ended December 28, 2008, stock options to purchase 3.3 million shares and 1.2 million shares of common stock, respectively, were not dilutive. These options could be dilutive in the future.

(9) Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	12/27/09	12/28/08	12/27/09	12/28/08
Net income	$233.2	$239.2	$681.1	$784.6

Other comprehensive income (loss), net of tax:
Unrealized translation adjustments	(4.3)	(167.2)	97.9	(255.2)
Pension and postretirement obligations	0.1	0.3	4.2	2.1
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax expense (benefit) of $0.3, $(4.0), $4.0 and $(2.4), respectively)	0.6	(9.1)	5.0	(5.0)
Reclassification to net income of previously deferred (gains) losses (net of income tax expense (benefit) of $0.0, $0.6, $(2.2) and $2.0, respectively)	—	(1.2)	6.3	(3.0)

Other comprehensive (loss) income	(3.6)	(177.2)	113.4	(261.1)
Less: Comprehensive income attributable to noncontrolling interests	(0.3)	(0.1)	(0.5)	(0.4)

Total comprehensive income attributable to PCC	$229.3	$61.9	$794.0	$523.1

Accumulated other comprehensive loss consisted of the following:

	12/27/09	3/29/09
Cumulative unrealized foreign currency translation losses	$(22.2)	$(120.1)
Pension and postretirement obligations	(157.4)	(161.6)
Unrealized gain (loss) on derivatives	4.8	(6.5)

Accumulated other comprehensive loss	$(174.8)	$(288.2)

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

As of December 27, 2009, $6.6 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss, is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of December 27, 2009, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is fifteen months. The amount of net notional foreign exchange contracts outstanding as of December 27, 2009 was approximately $120 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of December 27, 2009:

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$8.3	Accounts payable	$0.7

The following table presents the effect of derivatives not designated as hedging instruments in the consolidated statement of income for the three and nine months ended December 27, 2009:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended 12/27/09	Nine Months Ended 12/27/09
Foreign exchange contracts	Selling and administrative expense	$(0.3)	$(3.6)

The following table presents the effect of derivatives designated as hedging instruments in the consolidated statement of income for the three months ended December 27, 2009:

	Derivatives in Cash Flow Hedging Relationships				Derivatives in Fair Value Hedging Relationships
Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign exchange contracts	$6.6	Net sales	$1.0	$—	$—	$—	$1.0

		Cost of goods sold	1.4	(0.1)	—	—	1.3

		Selling and administrative expense	0.1	—	—	—	0.1

		Interest income	—	0.2	—	—	0.2

	$6.6	Total Pre-Tax	$2.5	$0.1	$—	$—	$2.6

The following table presents the effect of derivatives designated as hedging instruments in the consolidated statement of income for the nine months ended December 27, 2009:

	Derivatives in Cash Flow Hedging Relationships				Derivatives in Fair Value Hedging Relationships
Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign exchange contracts	$6.6	Net sales	$(2.0)	$(0.2)	$—	$—	$(2.2)

		Cost of goods sold	1.0	2.3	—	—	3.3

		Selling and administrative expense	(0.5)	0.5	—	—	—

		Interest income	—	0.6	—	—	0.6

	$6.6	Total Pre-Tax	$(1.5)	$3.2	$—	$—	$1.7

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 27, 2009:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$146.1	$—	$—	$146.1
Derivative contracts	$—	$8.3	$—	$8.3
Liabilities:
Derivative contracts	$—	$0.7	$—	$0.7

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

We estimate that the fair value of our long-term fixed rate debt instruments was $251.9 million compared to a book value of $246.2 million at December 27, 2009. At March 29, 2009, the estimated fair value of our long-term fixed rate debt instruments was $292.0 million compared to a book value of $291.2 million. The fair value of long-term debt was estimated using our borrowing rate at quarter-end for similar types of borrowing arrangements. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans

We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

The net periodic benefit cost for our pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/27/09	12/28/08	12/27/09	12/28/08
Service cost	$7.6	$9.2	$24.2	$29.6
Interest cost	21.0	22.4	67.5	72.3
Expected return on plan assets	(25.4)	(27.7)	(81.6)	(89.4)
Recognized net actuarial loss	1.0	0.2	3.2	2.9
Amortization of prior service cost	2.9	1.7	9.4	4.4

Net periodic benefit cost	$7.1	$5.8	$22.7	$19.8

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/27/09	12/28/08	12/27/09	12/28/08
Service cost	$0.3	$0.4	$0.9	$1.2
Interest cost	2.1	2.1	6.3	6.3
Recognized net actuarial (gain) loss	(0.2)	0.2	(0.4)	0.3
Amortization of prior service cost	0.2	—	0.6	0.1

Net periodic benefit cost	$2.4	$2.7	$7.4	$7.9

During the three and nine months ended December 27, 2009, we contributed $2.9 million and $200.0 million, respectively, to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $5.0 million of additional required contributions in fiscal 2010, for total contributions to the defined benefit pension plans of approximately $205.0 million in fiscal 2010. We expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

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

In December 2007, the FASB issued guidance on business combinations and noncontrolling interests in consolidated financial statements. This guidance is the U.S. generally accepted accounting principles (“GAAP”) outcome of a joint project with the International Accounting Standards Board and introduces significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. This guidance continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. The business combinations guidance changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. The noncontrolling interests guidance requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The business combinations guidance is effective for business combinations for which the acquisition date is on or after the beginning of our fiscal 2010. The business combinations guidance was applicable to our acquisition of Carlton Forge on September 30, 2009. The noncontrolling interests guidance was effective for the Company in the first quarter of fiscal 2010. The adoption of the noncontrolling interests guidance did not have a significant impact on the reporting of our consolidated financial position, results of operations, or cash flows as noncontrolling interests are not material to the financial statements.

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

	Three Months Ended
	12/27/09	12/28/08
Net sales:
Investment Cast Products	$454.7	$537.5
Forged Products	587.0	702.8
Fastener Products	331.1	370.4

Consolidated net sales	$1,372.8	$1,610.7

Segment operating income (loss):
Investment Cast Products	$137.5	$135.3
Forged Products	136.4	154.8
Fastener Products	105.6	109.4
Corporate expenses	(25.3)	(25.4)

Total segment operating income	354.2	374.1
Restructuring and asset impairment	—	11.8
Interest expense	4.3	4.4
Interest income	(0.6)	(2.4)

Consolidated income before income taxes and noncontrolling interest	$350.5	$360.3

	Nine Months Ended
	12/27/09	12/28/08
Net sales:
Investment Cast Products	$1,384.4	$1,735.7
Forged Products	1,642.7	2,300.4
Fastener Products	1,020.9	1,171.9

Consolidated net sales	$4,048.0	$5,208.0

Segment operating income (loss):
Investment Cast Products	$414.7	$439.9
Forged Products	397.6	490.7
Fastener Products	329.4	340.5
Corporate expenses	(82.0)	(73.6)

Total segment operating income	1,059.7	1,197.5
Restructuring and asset impairment	—	11.8
Interest expense	12.3	13.9
Interest income	(2.3)	(6.9)

Consolidated income before income taxes and noncontrolling interest	$1,049.7	$1,178.7

(16) Subsequent Events

On January 15, 2010, we indirectly acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $350 million in cash, comprised of approximately $110 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

In the third quarter of fiscal 2010, we decided to divest a small non-core business in the Investment Cast Products segment. Subsequent to quarter-end, the sale of the business was completed.

(17) Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of December 27, 2009 and March 29, 2009, statements of income for the three and nine months ended December 27, 2009 and December 28, 2008 and statements of cash flows for the nine months ended December 27, 2009 and December 28, 2008. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company, Precision Castparts Corp., had positive cash flows from operations for the nine months ended December 28, 2008. The positive operating cash flows are due to a variety of factors, including dividends from its subsidiaries (which are treated as equity method investees for the purposes of this disclosure), the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Three Months Ended December 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,140.9	$272.4	$(40.5)	$1,372.8
Cost of goods sold	3.4	767.8	198.4	(40.5)	929.1
Selling and administrative expenses	19.4	48.1	22.0	—	89.5
Other (income) expense	(0.5)	—	0.5	—	—
Interest (income) expense, net	(10.3)	14.4	(0.4)	—	3.7
Equity in earnings of subsidiaries	(241.4)	(10.3)	—	251.7	—

Income (loss) before income tax and noncontrolling interest	229.4	320.9	51.9	(251.7)	350.5
Income tax (benefit) expense	(3.5)	114.8	10.5	—	121.8

Net income (loss) from continuing operations	232.9	206.1	41.4	(251.7)	228.7
Net income (loss) from discontinued operations	—	6.4	(1.9)	—	4.5

Net income (loss)	232.9	212.5	39.5	(251.7)	233.2
Less: Net income attributable to noncontrolling interest	—	(0.2)	(0.1)	—	(0.3)

Net income (loss) attributable to PCC	$232.9	$212.3	$39.4	$(251.7)	$232.9

Condensed Consolidating Statements of Income

Three Months Ended December 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,346.4	$334.6	$(70.3)	$1,610.7
Cost of goods sold	4.4	956.7	253.3	(70.3)	1,144.1
Selling and administrative expenses	20.9	52.2	19.4	—	92.5
Restructuring and asset impairment	—	8.4	3.4	—	11.8
Other (income) expense	(0.4)	(2.6)	3.0	—	—
Interest (income) expense, net	(18.0)	20.7	(0.7)	—	2.0
Equity in earnings of subsidiaries	(254.7)	(7.4)	—	262.1	—

Income (loss) before income tax and noncontrolling interest	247.8	318.4	56.2	(262.1)	360.3
Income tax expense	8.7	103.3	11.8	—	123.8

Net income (loss) from continuing operations	239.1	215.1	44.4	(262.1)	236.5
Net income from discontinued operations	—	0.6	2.1	—	2.7

Net income (loss)	239.1	215.7	46.5	(262.1)	239.2
Less: Net income attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to PCC	$239.1	$215.7	$46.4	$(262.1)	$239.1

Condensed Consolidating Statements of Income

Nine Months Ended December 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,345.1	$848.4	$(145.5)	$4,048.0
Cost of goods sold	9.2	2,217.1	631.0	(145.5)	2,711.8
Selling and administrative expenses	65.9	144.2	66.4	—	276.5
Other (income) expense	(1.5)	(1.7)	3.2	—	—
Interest (income) expense, net	(35.0)	46.8	(1.8)	—	10.0
Equity in earnings of subsidiaries	(707.4)	(26.2)	—	733.6	—

Income (loss) before income tax and noncontrolling interest	668.8	964.9	149.6	(733.6)	1,049.7
Income tax (benefit) expense	(11.8)	335.8	39.3	—	363.3

Net income (loss) from continuing operations	680.6	629.1	110.3	(733.6)	686.4
Net (loss) income from discontinued operations	—	0.2	(5.5)	—	(5.3)

Net income (loss)	680.6	629.3	104.8	(733.6)	681.1
Less: Net (income) loss attributable to noncontrolling interest	—	(0.7)	0.2	—	(0.5)

Net income (loss) attributable to PCC	$680.6	$628.6	$105.0	$(733.6)	$680.6

Condensed Consolidating Statements of Income

Nine Months Ended December 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,222.0	$1,212.0	$(226.0)	$5,208.0
Cost of goods sold	10.6	2,991.2	946.4	(226.0)	3,722.2
Selling and administrative expenses	62.8	156.8	68.7	—	288.3
Restructuring and asset impairment	—	8.4	3.4	—	11.8
Other (income) expense	(1.7)	(4.9)	6.6	—	—
Interest (income) expense, net	(47.6)	56.0	(1.4)	—	7.0
Equity in earnings of subsidiaries	(808.5)	(22.5)	—	831.0	—

Income (loss) before income tax and noncontrolling interest	784.4	1,037.0	188.3	(831.0)	1,178.7
Income tax expense	0.2	352.2	52.8	—	405.2

Net income (loss) from continuing operations	784.2	684.8	135.5	(831.0)	773.5
Net income from discontinued operations	—	3.7	7.4	—	11.1

Net income (loss)	784.2	688.5	142.9	(831.0)	784.6
Less: Net income attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)

Net income (loss) attributable to PCC	$784.2	$688.5	$142.5	$(831.0)	$784.2

Condensed Consolidating Balance Sheets

December 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$2.4	$1.1	$214.9	$—	$218.4
Receivables, net	49.5	2,440.1	75.5	(1,797.9)	767.2
Inventories	—	1,115.9	258.3	—	1,374.2
Prepaid expenses	1.8	11.7	11.6	—	25.1
Income tax receivable	35.4	—	—	(22.6)	12.8
Deferred income taxes	3.3	46.4	1.8	—	51.5
Discontinued operations	—	42.7	84.2	(109.6)	17.3

Total current assets	92.4	3,657.9	646.3	(1,930.1)	2,466.5

Property, plant and equipment, net	2.0	888.1	364.7	—	1,254.8
Goodwill	—	2,580.7	531.1	—	3,111.8
Deferred income taxes	48.2	—	—	(48.2)	—
Investments in subsidiaries	7,840.5	479.7	—	(8,320.2)	—
Other assets	156.2	318.0	129.0	—	603.2
Discontinued operations	—	15.7	6.1	—	21.8

	$8,139.3	$7,940.1	$1,677.2	$(10,298.5)	$7,458.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$17.2	$6.3	$0.1	$—	$23.6
Accounts payable	1,936.8	343.8	83.0	(1,907.5)	456.1
Accrued liabilities	29.5	240.8	49.4	(1.1)	318.6
Income taxes payable	—	—	22.6	(22.6)	—
Discontinued operations	—	8.0	4.6	—	12.6

Total current liabilities	1,983.5	598.9	159.7	(1,931.2)	810.9

Long-term debt	259.0	0.4	6.1	—	265.5
Deferred income taxes	—	90.7	48.9	(48.2)	91.4
Pension and other postretirement benefit obligations	127.2	122.3	6.3	—	255.8
Other long-term liabilities	25.6	253.5	8.6	—	287.7
Discontinued operations	—	0.9	1.9	—	2.8
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,352.6	3,655.0	930.4	(4,585.4)	1,352.6
Retained earnings	4,563.3	3,308.5	552.0	(3,860.5)	4,563.3
Accumulated other comprehensive (loss) income	(171.9)	(90.6)	(39.1)	126.8	(174.8)

Total PCC shareholders’ equity	5,744.0	6,872.9	1,443.3	(8,319.1)	5,741.1
Noncontrolling interest	—	0.5	2.4	—	2.9

Total shareholders’ equity	5,744.0	6,873.4	1,445.7	(8,319.1)	5,744.0

	$8,139.3	$7,940.1	$1,677.2	$(10,298.5)	$7,458.1

Condensed Consolidating Balance Sheets

March 29, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$423.2	$1.9	$129.4	$—	$554.5
Receivables, net	46.1	2,067.5	140.4	(1,347.4)	906.6
Inventories	—	1,002.3	224.5	—	1,226.8
Prepaid expenses	1.5	7.1	7.3	0.1	16.0
Deferred income taxes	3.7	44.4	10.9	(0.1)	58.9
Discontinued operations	—	39.4	90.9	(108.4)	21.9

Total current assets	474.5	3,162.6	603.4	(1,455.8)	2,784.7

Property, plant and equipment, net	39.3	849.5	255.5	—	1,144.3
Goodwill	—	1,924.3	493.8	—	2,418.1
Deferred income taxes	42.5	—	—	(42.5)	—
Investments in subsidiaries	6,194.5	443.7	—	(6,638.2)	—
Other assets	102.3	113.6	110.4	16.4	342.7
Discontinued operations	—	25.1	6.5	—	31.6

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.0	$6.5	$0.5	$—	$55.0
Accounts payable	1,506.1	440.6	109.6	(1,455.8)	600.5
Accrued liabilities	26.8	252.2	67.2	(1.1)	345.1
Income taxes payable	30.4	—	14.7	—	45.1
Discontinued operations	—	10.0	5.1	—	15.1

Total current liabilities	1,611.3	709.3	197.1	(1,456.9)	1,060.8

Long-term debt	249.3	0.5	0.5	—	250.3
Deferred income taxes	—	125.8	27.3	(42.5)	110.6
Pension and other postretirement benefit obligations	127.8	194.1	6.5	—	328.4
Other long-term liabilities	4.9	90.3	8.3	—	103.5
Discontinued operations	—	1.6	3.1	—	4.7
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,252.6	2,806.7	931.4	(3,738.1)	1,252.6
Retained earnings	3,895.4	2,679.9	447.0	(3,126.9)	3,895.4
Accumulated other comprehensive (loss) income	(288.2)	(89.9)	(154.4)	244.3	(288.2)

Total PCC shareholders’ equity	4,859.8	5,396.7	1,224.0	(6,620.7)	4,859.8
Noncontrolling interest	—	0.5	2.8	—	3.3

Total shareholders’ equity	4,859.8	5,397.2	1,226.8	(6,620.7)	4,863.1

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 27, 2009

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(76.4)	$568.3	$146.0	$—	$637.9

Capital expenditures	(0.3)	(65.7)	(72.1)	—	(138.1)
Acquisitions of businesses	(867.3)	—	—	—	(867.3)
Intercompany advances	—	(512.8)	36.6	476.2	—
Intercompany loans	10.1	—	—	(10.1)	—
Dispositions of businesses and other	—	(4.7)	(13.6)	—	(18.3)
Net cash provided (used) by investing activities of discontinued operations	—	14.5	(14.3)	(0.4)	(0.2)

Net cash (used) provided by investing activities	(857.5)	(568.7)	(63.4)	465.7	(1,023.9)

Net change in long-term debt	(21.1)	(0.2)	5.1	—	(16.2)
Common stock issued	54.5	—	—	—	54.5
Excess tax benefits from share-based payment arrangements	16.6	—	—	—	16.6
Cash dividends	(12.7)	—	—	—	(12.7)
Intercompany advances	475.8	—	—	(475.8)	—
Intercompany loans	—	—	(10.1)	10.1	—
Net cash used by financing activities of discontinued operations	—	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	513.1	(0.4)	(5.0)	(465.7)	42.0

Effect of exchange rate changes on cash and cash equivalents	—	—	7.9	—	7.9

Net (decrease) increase in cash and cash equivalents	(420.8)	(0.8)	85.5	—	(336.1)
Cash and cash equivalents at beginning of period	423.2	1.9	129.4	—	554.5

Cash and cash equivalents at end of period	$2.4	$1.1	$214.9	$—	$218.4

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 28, 2008

(Unaudited)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$29.0	$599.6	$165.4	$—	$794.0

Capital expenditures	(1.1)	(101.1)	(47.2)	—	(149.4)
Acquisitions of businesses	(486.9)	—	(3.8)	—	(490.7)
Intercompany loans	3.5	—	—	(3.5)	—
Dispositions of businesses and other	15.5	(1.3)	0.7	—	14.9
Net cash (used) provided by investing activities of discontinued operations	—	(1.2)	4.2	0.9	3.9

Net cash (used) provided by investing activities	(469.0)	(647.9)	(39.7)	535.3	(621.3)

Net change in short-term borrowings	—	—	2.4	—	2.4
Net change in long-term debt	(45.4)	(0.1)	(0.5)	—	(46.0)
Common stock issued	12.7	—	—	—	12.7
Excess tax benefits from share-based payment arrangements	10.5	—	—	—	10.5
Cash dividends	(12.5)	—	—	—	(12.5)
Intercompany advances	538.8	—	—	(538.8)	—
Intercompany loans	—	50.0	(52.9)	2.9	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.7)	(0.6)	0.6	(0.7)

Net cash provided (used) by financing activities	504.1	49.2	(51.6)	(535.3)	(33.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	(83.5)	—	(83.5)

Net increase (decrease) in cash and cash equivalents	64.1	0.9	(9.4)	—	55.6
Cash and cash equivalents at beginning of period	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of period	$133.7	$1.7	$141.5	$—	$276.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between the Three Months Ended December 27, 2009 and December 28, 2008

(in millions, except per share and per pound data)	Three Months Ended		Increase/(Decrease)
	12/27/09	12/28/08	$	%
Net sales	$1,372.8	$1,610.7	$(237.9)	(14.8)%
Cost of goods sold	929.1	1,144.1	(215.0)	(18.8)
Selling and administrative expenses	89.5	92.5	(3.0)	(3.2)
Restructuring and impairment	—	11.8	(11.8)	(100.0)
Interest expense	4.3	4.4	(0.1)	(2.3)
Interest income	(0.6)	(2.4)	(1.8)	(75.0)

Income before income taxes and minority interest	350.5	360.3	(9.8)	(2.7)
Income tax expense	121.8	123.8	(2.0)	(1.6)
Effective tax rate	34.8%	34.4%

Net income from continuing operations	228.7	236.5	(7.8)	(3.3)
Net income from discontinued operations	4.5	2.7	1.8	66.7

Net income	233.2	239.2	(6.0)	(2.5)
Less: Net income attributable to noncontrolling interests	(0.3)	(0.1)	(0.2)	(200.0)

Net income attributable to Precision Castparts Corp. (“PCC”)	$232.9	$239.1	$(6.2)	(2.6)%

Net income per common share attributable to PCC shareholders – diluted:
Net income per share from continuing operations – diluted	$1.61	$1.68	$(0.07)	(4.2)%
Net income per share from discontinued operations – diluted	0.03	0.02	0.01	50.0

Net income per share – diluted	$1.64	$1.70	$(0.06)	(3.5)%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	12/27/09	12/28/08	$	%
Nickel	$7.95	$5.12	$2.83	55%
London Metals Exchange[1]
Titanium	$1.84	$1.53	$0.31	20%
Ti 6-4 bulk, Metalprices.com
Cobalt	$19.61	$24.06	$(4.45)	(19)%
Metal Bulletin COFM.8 Index[1]

[1] Source: Bloomberg

	Three Months Ended		Increase/(Decrease)
Intercompany sales[1]	12/27/09	12/28/08	$	%
Investment Cast Products[2]	$45.4	$48.4	$(3.0)	(6)%
Forged Products[3]	191.0	216.6	(25.6)	(12)
Fastener Products[4]	19.2	27.2	(8.0)	(29)

Total intercompany sales	$255.6	$292.2	$(36.6)	(13)%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $4.5 million and $5.4 million for the third quarter of fiscal 2010 and 2009, respectively.
[3]	Forged Products: Includes sales between segments of $13.7 million and $23.9 million for the third quarter of fiscal 2010 and 2009, respectively.
[4]	Fastener Products: Includes sales between segments of $0.5 million and $1.0 million for the third quarter of fiscal 2010 and 2009, respectively.

Sales for the third quarter of fiscal 2010 were $1,372.8 million, down $237.9 million, or 14.8 percent from $1,610.7 million in the same quarter last year. The decrease in sales was driven by reduced demand from destocking at commercial aerospace OEM customers due to a disconnect between our order schedules and current aircraft build rates, and aftermarket customers as a result of lower flight hours as airlines cut back on scheduled flights. In addition, we experienced significant volume reductions from our distributor base as demand fell and consolidation within the industry drove total inventories down. These pressures resulted in a total decrease in aerospace volume of approximately $110 million, or 15 percent as compared to the same quarter last year. Although nickel prices on the London Metals Exchange (“LME”) increased in the third quarter of fiscal 2010 compared to the same period in the prior year, external selling prices of nickel alloy from the Forged Products segment’s three primary mills declined from the third quarter of last year due to customer pushouts and order lead times. These factors resulted in inventory on hand that is valued and priced at contractual amounts from previous periods when nickel prices were lower, causing a disconnect between current LME prices and our external selling prices. As customers start to receive pushed-out orders, this disconnect will start to diminish. This decrease in selling prices of nickel alloy negatively impacted external sales by approximately $23 million in the current quarter versus a year ago. Contractual material pass-through pricing also declined, increasing sales by approximately $52.5 million in the current quarter versus approximately $96.7 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on market prices similar to those shown in the above table in trailing periods from one to twelve months. These decreases were partially offset by the addition of sales from Carlton Forge, which was acquired in the third quarter of fiscal 2010, and approximately $18 million in additional sales year-over-year due to the impact of currency exchange rates.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of January 2010, Boeing and Airbus aircraft deliveries increased moderately from calendar year 2008 to 2009, largely due to the Boeing strike in 2008. The Airline Monitor expects Boeing and Airbus aircraft deliveries to be relatively flat in calendar year 2010 as compared to 2009. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries and therefore, based on build rates, should also be relatively flat. However, our sales have been negatively impacted by a discrepancy between order rates and engine builds, which we believe has been due to inventory destocking in the supply chain.

Net income from continuing operations for the third quarter of fiscal 2010 was $228.7 million, or $1.61 per share (diluted) compared to net income from continuing operations for the third quarter of fiscal 2009 of $236.5 million, or $1.68 per share (diluted). Net income (including discontinued operations) for the third quarter of fiscal 2010 was $232.9 million, or $1.64 per share (diluted), compared with net income of $239.1 million, or $1.70 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the third quarter of fiscal 2010 was $3.7 million, compared with $2.0 million for the same quarter last year. The higher net expense is primarily due to reduced interest income resulting from lower interest rates and lower average cash levels on cash and cash equivalent investments partially offset by reduced interest expense resulting from lower debt levels.

The effective tax rate was 34.8% for the third quarter of fiscal 2010 compared to 34.4% in the third quarter a year ago. The higher effective tax rate compared to last year was primarily due to reduced benefits from earnings taxed at rates lower than the U.S. tax rate, an increase in state taxes, and an increase in nondeductible expenses compared to the same quarter last year, partially offset by increased benefits from the federal manufacturing deduction this quarter.

Business Acquisitions

Fiscal 2010

On September 30, 2009, we completed the acquisition of Carlton Forge Works (“Carlton”) and related entities for approximately $850 million, comprised of approximately $505 million of cash on hand and the proceeds of approximately $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton will broaden our forging capabilities and will enable us to provide a full range of products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $645.2 million of goodwill and $149.5 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships valued at $17.9 million, backlog valued at $10.0 million and revenue sharing agreements valued at $32.5 million. As of February 5, 2010, the purchase price allocation is subject to further refinement as analyses are completed, including finalizing the valuation of intangible assets and property, plant and equipment. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

Fiscal 2009

In the third quarter of fiscal 2009, we acquired three entities for a total cost of approximately $469.4 million, which was primarily paid in cash. These transactions resulted in $320.2 million of goodwill (of which $217.1 million is deductible for tax purposes) and $59.9 million of other intangible assets, including tradenames with indefinite lives valued at approximately $34.7 million. The following is a description of the three acquisitions.

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

Discontinued Operations

The net income from discontinued operations was $4.5 million, or $0.03 per share (diluted), for the third quarter of fiscal 2010 compared with net income of $2.7 million, or $0.02 per share (diluted), in the same period last year. During the current quarter, we decided to divest a small non-core business in the Investment Cast Products segment and reclassified it to discontinued operations. Subsequent to quarter-end, the sale of the business was completed. The income tax benefit for the current quarter is primarily related to the reversal of a U.S. capital loss valuation allowance associated with a capital gain that will be recognized on the sale of the non-core business referred to above. The net income from discontinued operations in the same quarter of last year consists primarily of a curtailment gain related to a pension plan and a return to tax provision true-up, partially offset by operating losses and shutdown costs associated with a former Forged Products business and our discontinued automotive fastener operations.

Impacts of the Global Economic Recession and Program Delays

Economic events have created recessionary economic conditions around the world in many industries. Although many countries and industries are beginning to recover, weakness persists in many areas. While we are not immune to impacts of the current global recession, we believe our strong financial position will enable us to take advantage of opportunities in our markets served, continue to make operational improvements in our businesses and benefit from economic recovery.

During the 2009 fiscal year, approximately 53 percent of our sales were to customers in the global aerospace markets. Until the recession occurred and aerospace program delays were announced, customer schedules supported that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. Customer schedules now support that aerospace production rates will remain relatively flat for the remainder of fiscal 2010 and first half of fiscal 2011 as compared with fiscal 2009 levels, but our sales will continue to be negatively impacted by inventory corrections due in part to delays in both the Boeing 787 and Airbus A380 programs. We still believe that these programs will represent significant future revenue streams for the Company, but the revenues will be realized later than originally anticipated. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather the economic downturn. Therefore, while there is significant uncertainty as to the direction of the economy in future periods, we have not experienced, and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During fiscal 2009, approximately 25 percent of our sales were to customers in the global power markets, which include our industrial gas turbine (“IGT”) business as well as sales of our seamless extruded pipe. Demand in our OEM IGT markets has softened and during our fiscal 2010 third quarter, we experienced the beginning of destocking by our European customers, which was partially mitigated by sales of extruded pipe and our ability to win further market share. Our most significant customers in the power markets are primarily large, well-financed businesses that we believe should have the ability to weather the economic downturn or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we have not experienced, and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

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

We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans totaled approximately $1.2 billion as of the end of fiscal 2009. In the first nine months of fiscal 2010, we contributed $200.0 million to our defined benefit pension plans, including a voluntary contribution of $188.9 million, to increase plan funding. We expect to contribute approximately $5.0 million of additional required contributions in fiscal 2010. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable. At this time, the Company does not expect to make any additional voluntary contributions to the defined benefit pension plans in fiscal 2010.

See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and credit shortage on liquidity.

Subsequent Events

On January 15, 2010, we indirectly acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $350 million in cash, comprised of approximately $110 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

In the third quarter of fiscal 2010, we decided to divest a small non-core business in the Investment Cast Products segment. Subsequent to quarter-end, the sale of the business was completed.

Results of Operations by Segment – Comparison Between the Three Months Ended December 27, 2009 and December 28, 2008

	Three Months Ended		Increase/(Decrease)
(In millions, except per share data)	12/27/09	12/28/08	$	%
Net sales:
Investment Cast Products	$454.7	$537.5	$(82.8)	(15.4)%
Forged Products	587.0	702.8	(115.8)	(16.5)
Fastener Products	331.1	370.4	(39.3)	(10.6)

Consolidated net sales	$1,372.8	$1,610.7	$(237.9)	(14.8)%

Segment operating income (loss):
Investment Cast Products	$137.5	$135.3	$2.2	1.6%
% of sales	30.2%	25.2%
Forged Products	136.4	154.8	(18.4)	(11.9)
% of sales	23.2%	22.0%
Fastener Products	105.6	109.4	(3.8)	(3.5)
% of sales	31.9%	29.5%
Corporate expense	(25.3)	(25.4)	0.1	0.4

Total segment operating income	354.2	374.1	$(19.9)	(5.3)%
% of sales	25.8%	23.2%
Restructuring and impairment	—	11.8
Interest expense, net	3.7	2.0

Income before income taxes and noncontrolling interest	$350.5	$360.3

Investment Cast Products

Investment Cast Products’ sales decreased 15.4 percent from $537.5 million in the third quarter of fiscal 2009 to $454.7 million this year. Operating income increased 1.6 percent from $135.3 million in the third quarter of fiscal 2009 to $137.5 million in the same quarter this year. Operating income as a percent of sales increased from 25.2 percent to 30.2 percent of sales. The year-over-year decrease in sales primarily reflects reduced demand from destocking aerospace OEM and aftermarket customers, which negatively impacted sales by approximately $28 million, or 10 percent compared to the same period last year. In addition, sales were negatively impacted by the initial destocking from European industrial gas turbine (“IGT”) customers. Sales include approximately $9.8 million of contractual pricing related to pass-through of increased material costs in the third quarter of fiscal 2010 compared to $18.1 million in the same period last year. The increase in operating income reflects continued cost takeout and productivity improvements, partially offset by lower sales volume. The improvement in operating margins as a percentage of sales was mainly due to increased labor productivity, higher yields and lower scrap costs compared to the same quarter last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage point in the third quarter of fiscal 2010 compared to 0.9 percentage point in the same period a year ago.

Investment Cast Products segment sales for the last quarter of the fiscal year are expected to be flat to slightly higher, with a slowing or slight reversal of the declines in aerospace and general industrial sales experienced in the first three quarters of fiscal 2010. Power sales are anticipated to be flat as European customers continue inventory destocking consistent with levels experienced in the third quarter of this year. We expect to see aerospace inventory destocking start to slow, as our order schedules slowly begin to realign with current aircraft engine build rates, although recovery in aerospace sales is not expected until the second quarter of fiscal 2011.

Forged Products

Forged Products’ sales were $587.0 million for the quarter, a decrease of 16.5 percent, compared to sales of $702.8 million in the third quarter of fiscal 2009. Operating income decreased 11.9 percent from $154.8 million in the third quarter of fiscal 2009 to $136.4 million in the same quarter this year, while operating income as a percent of sales increased from 22.0 percent to 23.2 percent. The decrease in sales reflects the depressed general industrial demand, which negatively impacted general industrial sales by approximately $53 million, or 42 percent as compared to the same period last year, as well as the impact of unexpected equipment outages in two facilities during the third quarter of fiscal 2010. In addition, although nickel prices increased approximately 55 percent on the London Metal Exchange (LME) compared to the same quarter last year, external selling prices of nickel alloy from the segment’s three primary mills declined from the third quarter of last year due to customer pushouts and order lead times. This decrease in external selling prices of nickel alloy negatively impacted sales by approximately $23 million in the current quarter versus a year ago, while contractual material pass-through pricing also declined, contributing approximately $40.8 million of sales in the third quarter of fiscal 2010 compared to $75.1 million in the same period last year. Despite the lost fixed cost absorption due to the lower sales volume, operating income as a percent of sales increased 1.2 percentage points compared to a year ago. This improvement was primarily due to fixed cost reductions, higher productivity, increased revert utilization and improved yields. The contractual pass-through of higher raw material costs diluted operating margins by 1.7 percentage points in the current quarter compared to 2.6 percentage points the same period a year ago.

Forged Products segment sales are also expected to be flat to slightly higher in the last quarter of fiscal 2010 as compared to the third quarter, due to a slowing or slight reversal of the declines experienced in the oil and gas, chemical processing, and other general industrial markets. We expect to see aerospace inventory destocking start to slow, as our order schedules slowly begin to realign with current aircraft engine build rates, although recovery in aerospace sales is not expected until the second quarter of fiscal 2011. The segment has benefited from the additional sales from Carlton Forge, acquired in the beginning of the third quarter. However, Carlton experienced approximately 6 weeks of planned equipment maintenance that took place in our third quarter. In addition, our third quarter was negatively impacted by fewer production days and calendar year end pressures related to our customers.

Fastener Products

The Fastener Products segment reported $331.1 million of sales with operating income of $105.6 million, or 31.9 percent of sales, in the third quarter of fiscal 2010, compared to sales of $370.4 million and operating income of $109.4 million, or 29.5 percent of sales, in the third quarter of fiscal 2009. The decrease in sales reflects further aerospace OEM and distributor destocking and a decline in regional / business jet demand, which together negatively impacted year-over-year aerospace sales by $49 million, or 18 percent. Operating income was negatively impacted by lower sales volume as compared to the prior year. Despite the challenges described above, the segment increased operating income as a percent of sales by 2.4 percentage points compared to the same quarter last year, primarily due to productivity improvements, better utilization of assets, in-sourcing certain production activities and right-sizing operations throughout the segment.

Fastener Products segment sales are expected to remain relatively flat in the last quarter of the fiscal year as compared to the third quarter. We foresee continued weakness in regional / business jet production although some slow recovery is beginning. Distribution demand will remain flat to current year levels and OEM aerospace inventory destocking will wind down, as orders slowly begin to realign with current build rates. Fastener Products is targeting opportunities for additional aerospace share gains in the remainder of fiscal 2010, and we anticipate increased volumes when Boeing 787 production ramps up.

Consolidated Results of Operations – Comparison Between the Nine Months Ended December 27, 2009 and December 28, 2008

(in millions, except per share and per pound data)	Nine Months Ended		Increase/(Decrease)
	12/27/09	12/28/08	$	%
Net sales	$4,048.0	$5,208.0	$(1,160.0)	(22.3)%
Cost of goods sold	2,711.8	3,722.2	(1,010.4)	(27.1)
Selling and administrative expenses	276.5	288.3	(11.8)	(4.1)
Restructuring and impairment	—	11.8	(11.8)	(100.0)
Interest expense	12.3	13.9	(1.6)	(11.5)
Interest income	(2.3)	(6.9)	(4.6)	(66.7)

Income before income taxes and noncontrolling interest	1,049.7	1,178.7	(129.0)	(10.9)
Income tax expense	363.3	405.2	(41.9)	(10.3)
Effective tax rate	34.6%	34.4%

Net income from continuing operations	686.4	773.5	(87.1)	(11.3)
Net (loss) income from discontinued operations	(5.3)	11.1	(16.4)	(147.7)

Net income	681.1	784.6	(103.5)	(13.2)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.1)	(25.0)

Net income attributable to Precision Castparts Corp. (“PCC”)	$680.6	$784.2	$(103.6)	(13.2)%

Net income per common share attributable to PCC shareholders – diluted:
Net income per share from continuing operations – diluted	$4.84	$5.49	$(0.65)	(11.8)%
Net (loss) income per share from discontinued operations – diluted	(0.04)	0.08	(0.12)	(150.0)

Net income per share – diluted	$4.80	$5.57	$(0.77)	(13.8)%

Average market price of key metals (per pound)	Nine Months Ended		Increase/(Decrease)
	12/27/09	12/28/08	$	%
Nickel	$7.31	$8.55	$(1.24)	(15)%
London Metals Exchange[1]
Titanium	$1.06	$3.23	$(2.17)	(67)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$17.97	$36.12	$(18.15)	(50)%
Metal Bulletin COFM.8 Index[1]
[1] Source: Bloomberg

	Nine Months Ended		Increase/(Decrease)
Intercompany sales[1]	12/27/09	12/28/08	$	%
Investment Cast Products[2]	$143.3	$185.8	$(42.5)	(23)%
Forged Products[3]	524.0	655.8	(131.8)	(20)
Fastener Products[4]	61.0	87.9	(26.9)	(31)

Total intercompany sales	$728.3	$929.5	$(201.2)	(22)%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $16.4 million and $18.6 million for the first nine months of fiscal 2010 and 2009, respectively.
[3]	Forged Products: Includes sales between segments of $49.6 million and $44.6 million for the first nine months of fiscal 2010 and 2009, respectively.
[4]	Fastener Products: Includes sales between segments of $1.4 million and $2.5 million for the first nine months of fiscal 2010 and 2009, respectively.

Sales for the first nine months of fiscal 2010 were $4,048.0 million, down $1,160.0 million from $5,208.0 million in the same period last year. The decrease in sales was driven by reduced demand from destocking from both OEM and distributor aerospace customers due to a disconnect between our order schedules and current aircraft build rates coupled with lower aftermarket sales as flight hours remain low, resulting in a total decrease in aerospace volume of approximately $414 million, or 18 percent as compared to the same period last year. In addition, the decline in external selling prices of nickel alloy from the Forged Products segment’s three primary mills negatively impacted external sales by approximately $144 million in the first nine months versus the same nine months a year ago. Overall weakness in general industrial markets also contributed to the year-over-year sales decline. Contractual material pass-through pricing declined, increasing sales by approximately $198.9 million in the first nine months of fiscal 2010 versus approximately $317.6 million in the same period last year. In addition, our foreign operations reported approximately $66 million in reduced sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro and Brazilian real. These sales decreases were marginally offset by the addition of sales from Carlton Forge, which was acquired in the third quarter of fiscal 2010.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of January 2010, Boeing and Airbus aircraft deliveries increased moderately from calendar year 2008 to 2009, largely due to the Boeing strike in 2008. The Airline Monitor expects Boeing and Airbus aircraft deliveries to be relatively flat in calendar year 2010 as compared to 2009. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries and therefore, based on build rates, should also be relatively flat. However, our sales have been negatively impacted by a discrepancy between order rates and engine builds, which we believe has been due to inventory destocking in the supply chain.

Net income from continuing operations for the first nine months of fiscal 2010 was $686.4 million, or $4.84 per share (diluted), compared to net income from continuing operations for the first nine months of fiscal 2009 of $773.5 million, or $5.49 per share (diluted). Net income (after discontinued operations) for the first nine months of fiscal 2010 was $680.6 million, or $4.80 per share (diluted), compared with net income of $784.2 million, or $5.57 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the nine months ended December 27, 2009 was $10.0 million, as compared with $7.0 million for the same period last year. The slightly higher net expense is primarily due to reduced interest income resulting from lower interest rates on cash and cash equivalent investments partially offset by reduced interest expense resulting from lower average debt levels.

The effective tax rate for the first nine months of fiscal 2010 was 34.6 percent, 0.2 percentage points higher than the 34.4 percent effective tax rate in the same period last year. The higher effective tax rate compared to last year was primarily due to an increase in state taxes and nondeductible expenses, partially offset by increased benefits from the manufacturing deduction.

Discontinued Operations

The net loss from discontinued operations was $5.3 million, or $0.04 per share (diluted), for the nine months ended December 27, 2009 compared with net income of $11.1 million, or $0.08 per share (diluted), in the same period last year. The net loss from discontinued operations for the first nine months of fiscal 2010 includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses held for sale, partially offset by the income tax benefit related to the reversal of a U.S. capital loss valuation allowance associated with a capital gain that will be recognized on the sale of a small non-core business in the Investment Cast Products segment. The net income from discontinued operations in the same period of last year consists primarily of the gain from the sale of a fastener business, certain assets from a former fluid management business, and net income from the automotive fastener businesses, partially offset by operating losses from a discontinued Forged Products business.

Results of Operations by Segment – Comparison Between the Nine Months Ended December 27, 2009 and December 28, 2008

	Nine Months Ended		Increase/(Decrease)
	12/27/09	12/28/08	$	%
Net sales:
Investment Cast Products	$1,384.4	$1,735.7	$(351.3)	(20.2)%
Forged Products	1,642.7	2,300.4	(657.7)	(28.6)
Fastener Products	1,020.9	1,171.9	(151.0)	(12.9)

Consolidated net sales	$4,048.0	$5,208.0	$(1,160.0)	(22.3)%

Operating income (loss):
Investment Cast Products	$414.7	$439.9	$(25.2)	(5.7)%
% of sales	30.0%	25.3%
Forged Products	397.6	490.7	(93.1)	(19.0)
% of sales	24.2%	21.3%
Fastener Products	329.4	340.5	(11.1)	(3.3)
% of sales	32.3%	29.1%
Corporate expense	(82.0)	(73.6)	(8.4)	(11.4)

Total segment operating income	1,059.7	1,197.5	$(137.8)	(11.5)%
% of sales	26.2%	23.0%
Restructuring and impairment	—	11.8
Interest expense, net	10.0	7.0

Income before income taxes and noncontrolling interest	$1,049.7	$1,178.7

Investment Cast Products

Investment Cast Products’ sales decreased 20.2 percent from $1,735.7 million in the first nine months of fiscal 2009 to $1,384.4 million this year. Operating income for the segment decreased 5.7 percent, from $439.9 million, or 25.3 percent of sales, a year ago to $414.7 million, or 30.0 percent of sales, in the first nine months of fiscal 2010. The decrease in sales was driven by reduced demand from destocking aerospace customers, which negatively impacted sales by $186 million, or 21 percent compared to the same period last year. Sales were also negatively impacted by the initial destocking from European industrial gas turbine (“IGT”) customers that began in the third quarter of this year. In addition, the segment’s foreign operations reported approximately $14 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Euro. The decrease in operating income was primarily due to the impact of lost leverage due to lower sales volume, and approximately $2 million negative impact from foreign currency translation. The improvement in operating margins as a percentage of sales was mainly due to increased labor productivity, improved material efficiencies and lower scrap and rework costs. The first nine months of fiscal 2010 included approximately $29.6 million related to contractual pass-through of material costs versus approximately $69.5 million in the same period last year, diluting operating margins by 0.7 percentage points in the first nine months of fiscal 2010 compared to 1.1 percentage points in the same period a year ago.

Forged Products

Forged Products’ sales were $1,642.7 million for the first nine months of fiscal 2010, a decrease of 28.6 percent, compared to sales of $2,300.4 million in the same period last year. Operating income decreased 19.0 percent from $490.7 million, or 21.3 percent of sales, in the first nine months of fiscal 2009 to $397.6 million, or 24.2 percent of sales, this year. The decrease in sales reflects the decreased demand from destocking aerospace customers, which negatively impacted aerospace sales by approximately $162 million, or 25 percent over the prior year, in addition to recessionary economic conditions in the general industrial markets, particularly oil and gas and chemical processing. Lower external selling prices of alloy from the segment’s three primarily mills, primarily nickel, which decreased approximately 15 percent on the London Metal Exchange (LME), negatively impacted sales by approximately $144 million compared to the same period last year. In addition, the segment’s foreign operations reported approximately $32 million in reduced sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound. The decrease in operating income was primarily driven by the lower sales volume. Year-over-year, the impact of currency exchange rates reduced operating income by approximately $6 million. Despite the lost absorption due to the lower sales volume and the highest fixed cost base in the Company, operating income as a percent of sales increased 2.9 percentage points compared to a year ago. This improvement was primarily due to fixed cost reductions, higher productivity, increased revert utilization and improved yields. The first nine months of fiscal 2010 included approximately $164.6 million related to contractual pass-through of higher material costs versus approximately $237.9 million in the same period last year, diluting operating margins by 2.7 percentage points in the first nine months of fiscal 2010 compared to 2.5 percentage points a year ago.

Fastener Products

The Fastener Products segment reported $1,020.9 million of sales with operating income of $329.4 million, or 32.3 percent of sales, in the first nine months of fiscal 2010, compared to sales of $1,171.9 million and operating income of $340.5 million, or 29.1 percent of sales in the same period last year. The decrease in sales was driven by aerospace OEM and distributor destocking for large commercial aircraft, in addition to declines in regional / business jet production and soft demand in general industrial markets partially offset by share gains. In addition, the segment’s foreign operations reported approximately $20 million in reduced sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, Euro and Brazilian real. Overcoming the lost leverage from lower sales, operating income as a percent of sales increased year-over-year as a result of continued cost take-outs and improved manufacturing processes throughout the segment.

Changes in Financial Condition and Liquidity

Total assets of $7,458.1 million at December 27, 2009 represented a $736.7 million increase from the $6,721.4 million balance at March 29, 2009, principally reflecting the addition of assets from Carlton Forge, which was acquired in the third quarter of fiscal 2010 and partially financed with commercial paper borrowings. Increased inventories resulting from aerospace order push-outs also contributed to the increase. Partially offsetting these increases were lower accounts receivable balances due to lower sales and strong collections. Total capitalization at December 27, 2009 was $6,033.9 million, consisting of $289.9 million of debt and $5,744.0 million of equity. The debt-to-capitalization ratio declined to 4.8% at December 27, 2009 as compared to 5.9% at the end of fiscal 2009.

Cash and cash equivalents as of December 27, 2009 was $218.4 million, down $336.1 million from the end of fiscal 2009, and total debt was $289.9 million, down $16.4 million since the end of fiscal 2009. The net decrease in cash and cash equivalents primarily reflects cash used for acquisitions of $867.3 million, capital expenditures of $138.1 million and cash dividends of $12.7 million, partially offset by cash generated by operations of $637.9 million (after $188.9 million of cash paid for voluntary pension contributions), and $71.1 million from the issuance of common stock and related tax benefits.

The capital spending plan for fiscal 2010, which is anticipated to be approximately 10 to 15 percent lower than capital spending in fiscal 2009, provides for equipment maintenance and upgrades, cost reduction, safety and certain capacity expansion projects throughout the company. In the first nine months of fiscal 2010, we contributed $200.0 million to the defined benefit pension plans, of which $188.9 million was voluntary. We expect to contribute approximately $5.0 million of additional required contributions in fiscal 2010. In addition, we expect to contribute approximately $11.2 million to the other postretirement benefit plans during fiscal year 2010.

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

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of December 27, 2009 was $954.4 million under the Credit Agreement, reduced by $30.0 million of outstanding commercial paper borrowings at the end of the third quarter of fiscal 2010 and a $15.6 million workers’ compensation standby letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of December 27, 2009 were as follows (dollars in millions):

	Covenant Requirement		Actual
Consolidated minimum net worth (1)	$2,959.4 (minimum	)	$5,744.0
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum	)	89.77:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum	)	0.18:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.

As of December 27, 2009, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. During the third quarter of fiscal 2010, we issued approximately $345 million of commercial paper to fund a portion of the acquisition of Carlton Forge and subsequent to quarter-end, we issued approximately $240 million of commercial paper to fund a portion of the acquisition of Chengde. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds, due to the current instability in the global credit markets.

Critical Accounting Policies

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 28, 2009.

Forward-Looking Statements

Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power, general industrial and automotive cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the impact on the Company of customer labor disputes; demand, timing, and market acceptance of new commercial and military programs; the availability and cost of energy, materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

In fiscal 2009, we completed the acquisition of Airdrome Holdings LLC, Fatigue Technology, Inc. and Hackney Ladish Holding Corp., and in fiscal 2010 we completed the acquisition of Carlton Forge Works and Arcturus Manufacturing Corporation and, subsequent to third quarter end, the indirect acquisition of a 49% interest in Yanghzhou Chengde Steel Pipe Co, Ltd. We expect that we will continue to seek acquisitions of complementary businesses, products and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Our ability to complete acquisitions may be limited if necessary financing is difficult to access, unavailable or too costly to support a transaction. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business acquisitions entail a number of other risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management’s attention from our core businesses;

•	difficulties in realizing projected efficiencies, synergies and cost savings;

•	decrease in our cash or an increase in our indebtedness and a limitation in our ability to access additional capital when needed; and

•	reduced operational control when we acquire a minority equity interest.

Our failure to adequately address these acquisition risks could cause us to incur increased expenses or to fail to realize the benefits we anticipated from the transactions.

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power markets. Our sales to the aerospace industry constituted approximately 53 percent of our total sales in fiscal 2009. Our power sales constituted approximately 25 percent of our total sales in fiscal 2009.

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

The power market is also cyclical in nature. Demand for power products is global and is affected by the state of the U.S. and world economies, the availability of financing to power project sponsors and the political environments of numerous countries. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our power products could have a material adverse effect on our business.

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

The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Airbus A350, Airbus A380, and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation, and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs could have a material adverse effect on our business.

The competitive nature of our business results in pressure for price concessions to our customers and increased pressure to reduce our costs.

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant long term price concessions to our customers in the aerospace and power markets from time to time, and we expect customer pressure for further long term price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure will be a key determinate of future profitability and competitiveness.

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

We sell extruded pipe for the power market. A majority of these sales are exported to power customers in China, some of which are affiliated with the Chinese government. Other pipe sales in China are made through an entity in which we own a minority equity interest. All of these sales are subject to the risks associated with international sales generally. Changes in demand could result from a reduction of power plant build rates in China due to economic conditions or otherwise, or increased competition from Chinese manufacturers who have cost advantages or who may be preferred suppliers. In addition, Chinese commercial laws, regulations and interpretations applicable to non-Chinese market participants such as the Company are rapidly changing. These laws, regulations and interpretations could impose restrictions on the Company’s ownership or operations of its interests in China and have a material adverse effect on our business.

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

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events, such as an interruption suffered as a result of hurricanes. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days which could have a material adverse effect on our business.

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

A global recession or continued disruption in the global financial markets presents risks and uncertainties that we cannot predict. Currently, we have seen a moderate decline in demand for our products due to these global economic conditions. However, our access to credit to finance our operations has not been materially limited. If these conditions continue or worsen, we face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.1	2008 Employee Stock Purchase Plan.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE: February 5, 2010	/s/ SHAWN R. HAGEL
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)