Form 10-K
period 2010-03-28
PRECISION CASTPARTS CORP
filed 2010-05-27
CIK 79958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 28, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to

Commission File No. 1-10348

PRECISION CASTPARTS CORP.

(Exact name of registrant as specified in its charter)

Oregon	93-0460598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 S.W. Macadam Ave., Suite 400 Portland, OR	97239-4262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 946-4800

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, without par value	New York Stock Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of September 27, 2009, was $14,093,640,307.

As of the close of business on May 17, 2010, the Registrant had 142,196,126 shares of Common Stock, without par value, outstanding.

Portions of the Registrant’s Proxy Statement to be filed in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Precision Castparts Corp. (“PCC”, “the Company”, or “we”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings and fasteners/fastener systems for critical aerospace and industrial gas turbine (“IGT”) applications. We also provide investment castings and forgings for general industrial, armament, medical and other applications; nickel alloys and mill forms, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; seamless pipe for coal-fired, industrial gas turbine, and nuclear power plants, as well as oil and gas applications; fasteners for automotive and general industrial markets; specialty alloys for the investment casting industry; refiner plates, screen cylinders and other products for the pulp and paper industry; metal-injection-molded and ThixoFormed™ parts for automotive and other markets; grinder pumps and affiliated components for low pressure sewer systems; critical auxiliary equipment and gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

Products and Markets

We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Fastener Products. Each of these three business segments is described below.

Investment Cast Products

Our Investment Cast Products segment manufactures investment castings for aircraft engines, IGT engines, airframes, medical prostheses, armament, unmanned aerial vehicles and other industrial applications. The segment also provides alloys to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 34 percent of our sales in fiscal 2010.

We are the market leader in manufacturing large, complex structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every jet aircraft engine program in production or under development by our key customers. We are also the market leader in manufacturing structural and airfoil investment castings for IGT and aeroderivative engines used for electric power generation and other applications, and we have expanded into the structural airframe and armament markets. In addition, we make investment castings for use in the medical prosthesis, satellite launch vehicle and general industrial markets.

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

Because of the complexity of the manufacturing process and the application of proprietary technologies, we are currently one of the few manufacturers that can consistently produce the largest, complex structural investment castings in quantities sufficient to meet our customers’ quality and delivery requirements. Our emphasis on low-cost, high-quality products and timely delivery has enabled us to become the leading supplier of structural and airfoil castings for jet aircraft and IGT engines and to expand into the structural airframe and armament markets.

The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. In fiscal 2009, original equipment manufacturer (“OEM”) engine and landing gear customers began to significantly increase orders into our production schedules in anticipation of higher Airbus and Boeing build rates. However, in August 2008, Boeing essentially ceased commercial aircraft production due to a strike by its machinists, and, when the strike was resolved several months later, Boeing did not add these unbuilt planes back into their schedules. In addition, in the same time frame, a worldwide financial crisis severely stunted economic growth and limited access to financing. As a result, the OEMs found that they had excess inventory on hand and began a substantial destocking process in the fourth quarter of fiscal 2009 wherein they consumed in-stock inventory with limited replacement, which continued through the third quarter of fiscal 2010. The destocking appeared to be ending by the end of fiscal 2010 even though OEM schedules continue to fall short of large commercial aircraft production rates.

Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint venture partners. With this highly concentrated and sophisticated customer base, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 40 years, and we have been supplying Pratt & Whitney with castings for its jet engines for more than 30 years. In addition, we have supplied small structural investment castings to Rolls-Royce for approximately 25 years and large structural castings for approximately 20 years, most recently for use in its Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.

Aerospace Structural Castings

Our structural castings business manufactures the largest diameter stainless steel, nickel-based superalloy and titanium investment castings in the world, as well as a variety of medium and small structural castings. These castings are stationary components that form portions of the fan, compressor, combustor and turbine sections of a jet aircraft engine, where strength and structural integrity are critical. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.

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

We have also expanded into the structural airframes market through the production of components manufactured primarily from titanium and aluminum alloys. Aircraft manufacturers have shown substantial interest in using investment castings for airframe applications such as titanium aileron and flap hinges, pylons (engine mounts), heat shields, wing spars and wing ribs, as well as aluminum alloy nacelle segments (thrust reversers), cascades, aircraft access doors, electronic boxes and pump housings for hydraulic and fuel systems.

Aerospace Airfoil Castings

We manufacture precision cast airfoils, such as the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This part of the engine is considered the “hot section,” where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel-based superalloys and state-of-the-art casting techniques to manufacture airfoil castings with internal cooling passages that enable the airfoils to operate in an environment with temperatures higher than the melting point of the metal of which they are made.

We use various casting technologies to manufacture turbine airfoils. A conventional casting process enables us to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one large superalloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. In addition, we have developed a process to manufacture titanium aluminide blades, the first use of lightweight titanium in the hot section of an aircraft engine. These airfoils will be incorporated into an engine for the Boeing 787.

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

The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft; the intervals between hot section maintenance, which are driven by engine cycles (takeoffs and landings); and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers, repair centers, and airlines. A jet engine’s airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on engine cycles and the expected life of the airfoil casting. We believe that approximately half of our sales of airfoil castings used in aircraft turbine engines are replacement parts.

IGT Castings

In fiscal 1995, we began to manufacture investment castings for IGT engines. Due to contractual gains over the past several years, our market share has increased significantly, and we are now the leading supplier of investment castings used in IGT engines. In recent years, international customers have been placing orders for even more efficient turbines, incorporating more advanced casting technology, thus increasing our dollar content per unit. This development, along with increased aftermarket activity and higher market shares in a growing customer base, drove the requirement for new capacity, which was added in late fiscal 2009. The worldwide financial recession, beginning in the Fall of 2008, negatively impacted the IGT market, and our largest IGT customer started to destock in anticipation of decreased IGT shipments. The impact of customer destocking was partially offset by our continued share gains with other customers. However, by the third quarter of fiscal 2010, our international customers also began to reduce production schedules. In addition to IGT components, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.

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

Other Investment Casting Products

Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have expanded the application of our investment casting technology in the medical prosthesis, unmanned aerial vehicles (“UAV”), satellite launch vehicle and general industrial markets by manufacturing such products as artificial hips and knees, parts for satellite launch vehicles, landing gear struts and engine inlets for UAVs and impellers for pumps and compressors. In addition, we manufacture large titanium components for armament systems, including the BAE lightweight howitzer.

Specialty Materials and Alloys

Our Investment Cast Products segment includes an operation that produces alloys primarily used by PCC and other manufacturers of investment castings. Several of these alloys are patented and trademarked, specifically formulated for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. This operation supplements our other ingot-making furnaces located in Portland, Oregon, and Minerva, Ohio, and our internal supply of nickel-based alloy for investment casting is managed through this group of facilities. The alloys produced also serve such diverse markets as medical, recreational and general industrial.

Forged Products

We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Therefore, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. In addition, we manufacture high performance nickel-based alloys used to produce forged components for aerospace and non-aerospace markets, which include extruded pipe for the power generation and oil and gas industries, and other products for oil and gas, chemical processing, pollution control and other industrial applications. The Forged Products segment accounted for approximately 41 percent of our sales in fiscal 2010.

Forged Components

We manufacture forged components from sophisticated titanium and nickel-based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components, made of titanium, steel and other alloys, are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps and housings. We also provide forged products for use in power plants worldwide, as well as in oil and gas industry applications. These products include discs, spacers and valve components for land-based steam turbine and IGT engines, as well as shafts, cases, and compressor and turbine discs for marine gas engines. We also produce a variety of mechanical and structural tubular forged products from steel, primarily in the form of extruded, seamless pipe, for the domestic and international energy markets, which include coal, industrial gas turbine, and nuclear power plants, co-generation projects, and retrofit and life-extension applications. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

Our forging segment, which employs seven different manufacturing processes, involves heating high-temperature nickel alloys, titanium or steel and then shaping them through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 55,000 tons. The process employed is determined based on the raw materials and the product application. The seven manufacturing processes are summarized below:

Open-Die Forging—In this process, the metal is pressed between dies that never completely surround the metal, thus allowing it to be observed during the process. This manufacturing method is used to create relatively simple, preliminary shapes to be processed further by closed-die forging.

Closed-Die Forging—Closed-die forging involves pressing heated metal into shapes and sizes determined by machined impressions in specially prepared dies that completely surround the metal. This process allows the metal to flow more easily within the die cavity and thus produces forgings with superior surface finish and tighter tolerances, with enhanced repeatability of the part shape.

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

Extrusion—The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48 inches and a wall thickness from 0.5 inches up to 7 inches for applications in the power generation and oil and gas industries, including main steam lines, hot re-treat lines, and other high-stress / high-temperature fluid transmission systems. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered materials can be compacted and extruded into forging billets with this press.

Ring Rolling—The radial ring-rolling process thins the wall thickness and thus enlarges the inside and outside diameter of a rough ring blank, which is generally made by upsetting and piercing a solid piece of metal in an open or closed-die forging press. In the ring-rolling process, tonnage is applied to the wall of the blank between a mandrel on the inside diameter and a work-roll on the outside diameter. The outer work-roll rotates the ring and progressively reduces the wall thickness. In radial-axial ring rolling, two additional rollers apply tonnage on the end faces of the ring to control the ring height.

On September 30, 2009, we acquired Carlton Forge Works and a related entity (“Carlton”), a leading manufacturer of seamless rolled rings for critical aerospace applications based in Paramount, California. Carlton offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers.

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

High-Performance Forging Alloys

We believe that we are the world’s largest and most diversified producer of high-performance nickel-based alloys, supplying more than 5,000 customers. Our alloys, which provide high-temperature strength and corrosion resistance, aqueous corrosion resistance, and toughness and strength in certain embrittling environments, are principally used to manufacture forged components required in the most technically demanding industries and applications. Power and commercial and military aerospace represent the largest markets served; other markets served include high performance, nickel-based alloys for oil & gas, chemical & petrochemical processing, pollution control, thermal processing, electrical and heating elements, marine and welding applications.

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

Revert Management

We are the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and IGT markets. Revert includes metal chips, casting gates, bar ends, forging flash and other byproducts from forging, casting, and fastener manufacturing processes that can be re-melted and reused. Our infrastructure and capabilities create a closed loop system for the retention and reuse of internally-generated revert. We also provide metallurgical process solutions and services worldwide for us and other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers and foundries, permanent magnet and powder metal manufacturers and other industries with special metallurgical requirements.

Fastener Products

We have become a leading developer and manufacturer of highly engineered fasteners, fastener systems and precision components, primarily for critical aerospace applications. A large part of our Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 25 percent of our sales in fiscal 2010.

Fastener manufacturing generally begins with metal alloy wire or bar of various diameters, which are then generally cut into fastener blanks of prescribed lengths, formed using highly engineered tools into complex head shapes and dimensional configurations, heat treated to desired properties, and then thread rolled to meet exacting customer requirements.

Our aerospace fasteners and related components are manufactured from a variety of nickel, titanium, aluminum and steel alloys and are used on airframes, jet engines, aircraft wheels and brakes, landing gear assemblies, floor boards, and hydraulic systems. They are found in such flight- and safety-critical areas as the wing-to-fuselage, the stabilizers-to-fuselage and the engine-to-wing connections on an aircraft, as well as the airfoil-to-disc and disc-to-shaft connections on a jet engine. These fasteners and related components are not only incorporated in new aircraft builds but are also integrally involved in the replacement cycle, particularly in aircraft engine and wheel and brake applications. The product line includes a variety of bolts, nuts, nut plates, latches, expandable diameter fasteners, quick release pins, hydraulic fittings, bushings, inserts, collars, and other precision components, including but not limited to sheet metal fabrications and precision machined components for airframe applications. While the fasteners and related components are predominantly produced to demanding customer designs, we continue to be active in developing trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance and/or lighter weight. These include AEREX®, MULTIPHASE®, MP35N® and MP159® high-temperature nickel-based alloys.

We have also developed a variety of fasteners and related components or tools for use in aerospace and industrial applications requiring proven strength, close dimensional tolerances and high reliability. These technically advanced proprietary products are marketed under the brand names of CHERRYBUCK®, CHERRYMAX®, E-NUT®, FLEXLOC®, FORCEMATE®, FORCETEC®, GROMEX®, HI-LIFE®, MADE FROM SOLID®, MAXIBOLT®, STA-LOK®, TELLEP®, and TUKLOC®. We also hold licenses to use various well-recognized trademarks and technology in the manufacture of our fasteners and related components. These licensed trademarks include HI-LITE®, HI-LOK®, SLEEVBOLT®, TORX®, TORX-PLUS®, TAPTITE® , MORTORQ® and MAThread®.

The Fastener Products segment also includes businesses that produce refiner plates and screen cylinders for use in the pulp and paper industry. We manufacture metal-injection-molded and ThixoFormed™ components for numerous industrial applications and produce grinder pumps and affiliated components for low pressure sewer systems for residential and commercial applications and critical auxiliary equipment and gas monitoring systems utilized in the power generation industry. We also manufacture a broad range of thread-rolling dies, trimming dies, pins and steel and carbide forging tools for fastener production, principally for aerospace, automotive and general industrial and other applications.

Sales and Distribution

We sell our complex metal components and products into three major market areas: aerospace, power, and general industrial and other. The percentage of sales to these markets is shown below for fiscal 2010, 2009 and 2008.

Our sales to the aerospace market of $2,991.4 million in fiscal 2010 decreased 17 percent from $3,606.7 million in fiscal 2009. Sales to the aerospace market as a percentage of total net sales increased from 53 percent in fiscal 2009 to 54 percent in fiscal 2010, principally reflecting larger percentage declines in sales to power and general industrial markets. Our sales to the aerospace market of $3,606.7 million in fiscal 2009 decreased 4 percent from $3,762.6 million in fiscal 2008. Sales to the aerospace market as a percentage of total net sales decreased from 56 percent in fiscal 2008 to 53 percent in fiscal 2009, largely due to the effect of a 58-day machinist strike at Boeing and growth in the IGT and extruded pipe markets.

Our sales of investment castings products and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers, as well as through distributors. Our fastener products and services are sold through a worldwide network of distributors and independent sales representatives and by a direct sales and marketing staff. Industrial metalworking tools and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.

For information on revenue to external customers, profit or loss and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data.

Major Customers

Net direct sales to General Electric were 13.9 percent, 11.8 percent and 12.1 percent of total sales in fiscal 2010, 2009 and 2008, respectively, as follows:

	Fiscal
	2010	2009	2008
Investment Cast Products	$494.5	$524.1	$474.7
Forged Products	243.6	244.9	305.7
Fastener Products	26.7	35.3	31.8

	$764.8	$804.3	$812.2

No other customer directly accounted for more than 10 percent of total sales; however, United Technologies, Rolls-Royce and Boeing are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog

The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $3.9 billion as of March 28, 2010, $5.4 billion as of March 29, 2009, and $6.0 billion as of March 30, 2008. The majority of the backlog is for sales to aerospace and power generation customers in the Investment Cast Products, Forged Products and Fastener Products segments. The decrease in backlog during fiscal 2010 and 2009 reflects the impact of inventory corrections within the commercial aerospace and European IGT markets, partially offset by the impact of acquisitions. Approximately 76 percent of our backlog is expected to be filled within the 2011 fiscal year.

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

In the Forged Products segment, our largest competitors are Ladish Co., Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Inc., Schultz Steel Company and Firth Rixson Limited for aerospace structural products, Vallourec & Mannesmann Tubes and Sumitomo Corporation for energy products and Allegheny Technologies, Inc., Carpenter Technology Corporation, Haynes International, Inc., and Firth Rixson Limited for nickel-based alloys and superalloys. We also face increased competition from international companies as customers seek lower cost sources of supply.

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

Our Fastener operations compete with a large number of companies based primarily on technology, price, service, product quality and performance. Of these companies, we consider Alcoa Inc. and LISI to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance and service to our customers.

Research and Development

We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities at these departments amounted to $25.6 million in fiscal 2010, $13.5 million in fiscal 2009 and $11.3 million in fiscal 2008. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation are charged to the cost of production and are not included in research and development expenditures.

Employees

At March 28, 2010, we had approximately 18,100 employees, including nearly 7,200 employees in the Investment Cast Products segment, approximately 5,100 employees in the Forged Products segment, approximately 5,500 employees in the Fasteners segment, approximately 150 employees in corporate functions, and approximately 150 employees in discontinued operations. Approximately 22 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate three collective bargaining agreements affecting approximately 2 percent of the workforce during fiscal 2011. Management believes that labor relations in the Company have generally been satisfactory.

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

Materials & Supplies

We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used or manufactured in our investment casting, forged and fastener product segments. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, labor relations between the metal producers and their work forces, unstable governments in exporting nations, and inflation. Similarly, supplies of the tool-grade steel we use may also be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers, and we employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or shipment. We also enter into long-term supply agreements to fix the purchase price of strategic raw materials. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

Environmental Compliance

We are subject to various federal, state and foreign environmental laws concerning, among other things, water discharges, air emissions, waste management, toxic use reduction and environmental cleanup. Environmental laws and regulations continue to evolve and it is likely we will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. It also is likely that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances.

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. At March 28, 2010, we had accrued aggregate environmental reserves of approximately $75.6 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our reserves represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The reserves include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identified vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of March 28, 2010 may be paid out over the next ten years, we anticipate that no individual site will be considered to be material.

We have been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under common law, as applied in the environmental remediation context, PRPs may be jointly and severally liable, and therefore the Company may be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may also be liable for contributing to the cost of cleanup. We are a party to various cost-sharing arrangements with other PRPs at certain sites. Our estimates of current reserves factor in these cost- sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. We are identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $1.4 million, or 2 percent, of our current environmental reserves.

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

The Financial Accounting Standards Board (“FASB”) issued guidance on asset retirement and environmental obligations that clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this guidance include those for which an entity has a significant obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. This guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at two of our manufacturing facilities. We have not recognized a liability under this guidance for these retirement obligations because the fair value of remediation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Forward-looking Statements

Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, proxy statement, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, as well as the annual report to shareholders, quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Conduct may be received free of charge by calling Investor Relations at (503) 946-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 1A.	RISK FACTORS

Our growth strategy includes business acquisitions with associated risks.

In fiscal 2009, we completed the acquisition of Airdrome Holdings LLC, Fatigue Technology, Inc. and Hackney Ladish Holding Corp., and in fiscal 2010 we completed the acquisition of Carlton Forge Works and Arcturus Manufacturing Corporation and the acquisition of a 49% interest in Yangzhou Chengde Steel Pipe Co, Ltd. We expect that we will continue to seek acquisitions of complementary businesses, products and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Our ability to complete acquisitions may be limited if necessary financing is difficult to access, unavailable or too costly to support a transaction. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business acquisitions entail a number of other risks, including:

•	inaccurate assessment of liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management’s attention from our existing businesses;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	decrease in our cash or an increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Our failure to adequately address these acquisition risks could cause us to incur increased expenses or to fail to realize the benefits we anticipated from the transactions.

We operate in cyclical markets.

A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 54 percent of our total sales in fiscal 2010. Our power sales constituted 27 percent of our total sales in fiscal 2010.

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from competitive pressures and fuel costs. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism, health and safety concerns and environmental constraints imposed upon aircraft operators. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines that increase reliability. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.

The power generation market is also cyclical in nature. Demand for power generation products is global and is affected by the state of the U.S. and world economies, the availability of financing to power generation project sponsors, the political environments of numerous countries and environmental constraints imposed upon power project operators. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our power generation products could have a material adverse effect on our business.

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

A substantial portion of our business is conducted with a relatively small number of large direct customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, and The Boeing Company. General Electric accounted for approximately 13.9 percent of our total sales for fiscal 2010. No other customer directly accounted for more than 10 percent of total sales; however, United Technologies, Rolls Royce and Boeing are also considered key customers. A financial hardship experienced by any one of these four customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.

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

Sales to the military sector constituted approximately 16 percent of our fiscal 2010 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding, or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.

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

We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals may be influenced by private or government cartels, changes in world politics, labor relations between the metal producers and their work force, unstable governments in exporting nations and inflation. These metals are required for the alloys used or manufactured in our investment castings, forged products and fasteners segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

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

We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties, interruption of manufacturing operations, or the need to install pollution control equipment that could be costly. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to environmental laws that impose liability for historical releases of hazardous substances.

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

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2010, approximately 18 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

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

A majority of our sales of extruded pipe for the power generation market have been exported to power generation customers in China, some of which are affiliated with the Chinese government. These sales are subject to the risks associated with international sales generally. In addition, changes in demand could result from a reduction of power plant build rates in China due to economic conditions or otherwise, or increased competition from Chinese manufacturers who have cost advantages or who may be preferred suppliers. In addition, Chinese commercial laws, regulations and interpretations applicable to non-Chinese market participants such as us are rapidly changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business.

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

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days which could have a material adverse effect on our business.

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

Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and assumptions relating to the employee workforce including salary increases, medical costs, retirement age and mortality. Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liabilities, or changes in employee workforce assumptions. We may have to contribute more cash to various pension plans and record higher pension-related expenses in future periods as a result of decreases in the value of investments held by these plans.

A global recession or disruption in global financial markets could adversely affect us.

A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. Currently, we have seen a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations has not been materially limited. If conditions worsen or persist, we face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	567	42,118	42,685
Foreign	2	3,212	—	3,212
Investment Cast Products
Domestic	53	706,561	2,457,727	3,164,288
Foreign	5	7,200	377,037	384,237
Forged Products
Domestic	47	427,496	6,551,472	6,978,968
Foreign	29	672,948	2,407,207	3,080,155
Fastener Products
Domestic	31	1,086,466	1,547,140	2,633,606
Foreign	18	313,291	816,605	1,129,896
Discontinued Operations
Domestic	6	141,942	581,000	722,942
Foreign	5	15,000	98,375	113,375
Total Company
Domestic	139	2,363,032	11,179,457	13,542,489
Foreign	59	1,011,651	3,699,224	4,710,875

Total	198	3,374,683	14,878,681	18,253,364

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products; see “Item 7. Management’s Discussion and Analysis.”

ITEM 3.	LEGAL PROCEEDINGS

In January 2010, the Company determined that a subsidiary, Caledonian Alloys, had two facilities in North Carolina and West Virginia operating trichloroethylene vapor degreasers out of compliance with state and federal environmental laws. Both degreasers ceased operation in January 2010 and were decommissioned shortly thereafter. The Company has disclosed the non-compliance issues to state and federal regulatory authorities. On April 14, 2010, the North Carolina facility received a Notice of Violation (“NOV”) from the North Carolina Department of Environment and Natural Resources indicating that the matter was being referred to enforcement. No specific penalties were indentified in the NOV. We continue to investigate the matter and believe that any resulting judgment or settlement will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For a general description of other claims relating to environmental matters, see “Item 1. Business-Environmental Compliance.”

As of March 28, 2010, there were approximately 87 lawsuits pending against the Company alleging personal injury as the result of exposure to particulates, including asbestos, integrated into our premises or processes or into certain historical products. It is frequently not possible at the outset of a case to determine which of the plaintiffs actually will pursue a claim against the Company. Typically, that can only be determined through discovery after a case has been filed. Thus, in a case involving multiple plaintiffs, unless otherwise expressed in the pleadings, the Company accounts for the lawsuit as one claim against us. Provided below is a chart showing the number of new claims filed (as described above), the number of claims disposed of (settled or otherwise dismissed) and the approximate dollar amount paid by or on behalf of the Company in settlement of these claims:

Fiscal	2010	2009
New Claims Filed	27	34
Claims Disposed Of	20	32
Dollars Paid in Settlement (in millions)	$0.3	$1.3

The Company considers that all such claims are tort claims while noting that some claims, such as those filed in West Virginia, were historically common law “employer liability” cases and are now based on a statutory definition of requisite intent.

The particulates in question are no longer incorporated into our products and we have implemented safety protocols to reduce exposure to remaining particulates in the workplace. Based on the information available to us at the date of filing of this report, we believe, based on our review of the facts and law, that the potential exposure from the resolution of any or all of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Various claims and lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since		Age	Position Held With the Registrant
Mark Donegan		(b ) 1992	53	Chairman and Chief Executive Officer
Shawn R. Hagel		(c ) 1997	44	Senior Vice President and Chief Financial Officer and Assistant Secretary
Kenneth D. Buck		(d ) 2005	50	Executive Vice President and President-Forged Products
Steven G. Hackett		(e ) 2004	52	Executive Vice President and President-Investment Cast Products
Kevin M. Stein		(f) 2009	44	Executive Vice President and President-Fastener Products
Roger A. Cooke		(g ) 2000	62	Senior Vice President and General Counsel and Secretary
John W. Ericksen		(h ) 2006	48	Senior Vice President-Corporate Training and Organizational Development
Ross M. Lienhart		(i ) 2004	57	Senior Vice President and President-Structurals Casting Operations
Joseph I. Snowden		(j ) 2006	53	Senior Vice President and President-Special Metals Corporation
Roger P. Becker		(k ) 2008	56	Vice President-Corporate Taxes and Assistant Secretary
Steven C. Blackmore		(l ) 2008	48	Vice President and Treasurer and Assistant Secretary
Mark E. Ellis		(m ) 2009	50	Vice President-Internal Audit
Byron J. Gaddis		(n ) 2000	53	Vice President and Chief Information Officer
Russell S. Pattee		(o ) 2008	46	Vice President and Corporate Controller and Assistant Secretary
Kirk G. Pulley		(p ) 2004	41	Vice President-Strategic Planning and Corporate Development

(a)	The above information is reported as of May 1, 2010. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.
(b)	Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President-Wyman-Gordon in 1999. Previously served as President-PCC Structurals.
(c)	Elected Senior Vice President and Chief Financial Officer and Assistant Secretary in 2008. Previously was elected Vice President and Corporate Controller in 2000.
(d)	Elected Executive Vice President and President-Forged Products in 2010. Previously was elected Executive Vice President and President-PCC Airfoils and Wyman-Gordon in 2008 and Senior Vice President and President-PCC Airfoils in 2005.
(e)	Elected Executive Vice President and President-Investment Cast Products in 2010. Previously was elected Executive Vice President and President-Fastener Products Division in 2007. Previously, he was Vice President in charge of PCC Structurals’ small structural business operations.
(f)	Elected Executive Vice President and President-Fastener Products Division in 2009. Prior to joining PCC, he was a Division President for Cooper Industries and General Manager for Tyco Electronics.
(g)	Elected Senior Vice President and General Counsel and Secretary in 2008. Previously was elected Vice President-Regulatory and Legal Affairs and Secretary in 2000.
(h)	Elected Senior Vice President-Corporate Training and Organizational Development in 2008. Previously served as Senior Vice President-Small Structurals Casting Operations, Vice President-Corporate Organizational Development, and President-Wyman-Gordon Forgings East.
(i)	Elected Senior Vice President and President-Structurals Casting Operations in 2008. Previously elected Senior Vice President and President-Large Structurals Casting Operations in 2006.
(j)	Elected Senior Vice President and President-Special Metals Corporation in 2006. Previously served as President of Specialty Material and Alloys Group.
(k)	Elected Vice President-Corporate Taxes and Assistant Secretary in 2008. Prior to joining PCC, he served as Vice President Taxes for Smurfit-Stone Container Corporation.
(l)	Elected Vice President and Treasurer and Assistant Secretary in 2008. Previously served as Assistant Treasurer.
(m)	Elected Vice President-Internal Audit in 2009. Prior to joining PCC, he was Senior Director, Internal Audit Services for Anheuser-Busch Companies.
(n)	Elected Vice President and Chief Information Officer in 2000.
(o)	Elected Vice President and Corporate Controller and Assistant Secretary in 2008. Prior to joining PCC, he served as Vice President-Corporate Controller and Treasurer for Merix Corporation and Corporate Controller for Louisiana- Pacific Corporation.
(p)	Elected Vice President-Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 28, 2010, there were 6,298 shareholders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol PCP. It is also traded on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange. For information concerning the quarterly high and low sales prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.

Return to Shareholders Performance Graph

The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2005 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends. In addition, information has been adjusted to reflect the two-for-one stock split effective in September 2005.

MEASUREMENT PERIOD

(by fiscal year)

	2005	2006	2007	2008	2009	2010
S&P 500	100.0	112.46	125.76	118.70	75.57	110.40
S&P 500 Aerospace & Defense	100.0	123.14	142.91	149.67	90.70	149.11
Precision Castparts Corp.	100.0	156.65	274.86	267.98	167.18	328.35

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (1)

(Unaudited) (In millions, except employee, shareholder and per share data) Fiscal	2010	2009	2008	2007	2006
Net sales	$5,486.6	$6,801.2	$6,718.6	$5,190.0	$3,353.9
Net income	$922.6	$1,044.8	$988.5	$634.5	$352.2
Net income attributable to PCC shareholders:
Continuing operations	$924.3	$1,036.1	$956.1	$600.8	$338.2
Net income attributable to PCC shareholders	$921.8	$1,044.5	$987.3	$633.1	$350.6
Return on sales from continuing operations	16.8%	15.2%	14.2%	11.6%	10.1%
Return on beginning shareholders’ equity from continuing operations	19.0%	25.6%	33.7%	27.8%	18.8%
Net income per common share attributable to PCC (basic):
Continuing operations	$6.57	$7.43	$6.92	$4.42	$2.54
Net income	$6.55	$7.49	$7.15	$4.66	$2.63
Net income per common share attributable to PCC (diluted):
Continuing operations	$6.50	$7.37	$6.82	$4.35	$2.49
Net income	$6.49	$7.43	$7.04	$4.59	$2.58
Weighted average shares of common stock outstanding
Basic	140.7	139.4	138.1	136.0	133.3
Diluted	142.1	140.6	140.2	138.0	135.7
Cash dividends declared per common share (2)	$0.12	$0.12	$0.12	$0.12	$0.105
Working capital	$1,628.3	$1,723.9	$1,167.5	$378.7	$465.3
Total assets	$7,660.7	$6,721.4	$6,050.1	$5,258.7	$3,747.8
Total debt	$250.0	$305.3	$353.1	$870.2	$673.1
Total equity	$5,891.7	$4,863.1	$4,049.0	$2,839.5	$2,162.5
Total debt as a percent of total debt and equity	4.1%	5.9%	8.0%	23.5%	23.7%
Book value per share	$41.52	$34.76	$29.13	$20.70	$16.01
Capital expenditures (3)	$169.5	$205.7	$227.4	$223.1	$99.4
Number of employees (4)	18,064	20,611	21,558	20,026	16,040
Number of shareholders of record	6,298	5,910	7,617	7,075	6,564

(1)	All share and per share information has been restated to reflect the 2-for-1 stock split effective September 2005
(2)	Cash dividends declared per common share were $0.015 for the first quarter of fiscal 2006 and $0.03 for the remaining three quarters
(3)	Includes capital expenditures of discontinued operations
(4)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share data)

Business overview

Our businesses aggressively focused on opportunities in a very challenging environment in fiscal 2010, improving year over year segment operating margins despite facing destocking from aerospace, European industrial gas turbine (“IGT”) and Chinese pipe customers, and lower average metal selling prices. These results were principally driven by a continued focus on cost reduction and operational improvements across all of our segments. Also, during the year, we successfully acquired a strategically important business within the Forged Products segment and acquired a minority interest in a Chinese pipe business.

On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity (“Carlton”) for approximately $847 million in cash, comprised of approximately $502 million of cash on hand (reduced $3 million due to working capital adjustments) and the proceeds of approximately $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment.

On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $351 million in cash, comprised of approximately $111 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

Also, during the year, we continued to upgrade manufacturing equipment and increase operational productivity with the completion or initiation of various large-scale cost reduction projects, primarily within the Forged Products segment. We expect fiscal 2011 capital expenditures will be approximately equal to fiscal 2010 spending levels, with the most significant equipment upgrade and cost reduction projects planned within the Forged Products and Investment Cast Products segments.

We fully understand the challenges ahead of us through the first half of fiscal 2011. Our Chinese pipe customers are making adjustments to their inventories as they transition to building larger, more eco-friendly coal-fired plants that will result in two full quarters of reduced seamless pipe shipments within our Forged products segment and our recently acquired Chinese pipe business. The second quarter will also have its seasonal challenges of scheduled forge shutdowns for maintenance and extended holidays in our European operations. Looking ahead, we anticipate a strong second half of fiscal 2011. Operations across all of our segments have established new cost structures that are poised to achieve solid results as the anticipated volume begins to return in the second half of fiscal 2011. We expect to see a realignment of component orders and aircraft build rates and initial 787 orders as production ramps up. IGT schedules should stabilize and we believe we will continue to gain market share and expand our customer base. We expect seamless pipe shipments will recover as Chinese inventory is depleted. We will manage the expected upturn as we did the downturn, with continued attention to daily results and focus on optimum performance.

	Fiscal Year			% Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales	$5,486.6	$6,801.2	$6,718.6	(19)%	1%
Cost of goods sold	3,693.4	4,818.6	4,873.4	(23)%	(1)%
Selling and administrative expenses	370.8	386.4	349.3	(4)%	11%
Restructuring and asset impairment	—	11.3	6.1	(100)%	85%
Interest expense, net	13.1	10.4	42.3	26%	(75)%

Income before income tax and equity in earnings of unconsolidated affiliates	1,409.3	1,574.5	1,447.5	(11)%	9%
Income tax expense	485.6	538.1	490.2	(10)%	10%
Equity in earnings of unconsolidated affiliates	1.4	—	—	100%	0%

Net income from continuing operations	925.1	1,036.4	957.3	(11)%	8%
Net (loss) income from discontinued operations	(2.5)	8.4	31.2	(130)%	(73)%

Net income	922.6	1,044.8	988.5	(12)%	6%
Less: Net income attributable to noncontrolling interest	(0.8)	(0.3)	(1.2)	167%	(75)%

Net income attributable to Precision Castparts Corp. (“PCC”)	$921.8	$1,044.5	$987.3	(12)%	6%

Net income per common share attributable to PCC shareholders (basic):
Net income per share from continuing operations	$6.57	$7.43	$6.92	(12)%	7%
Net (loss) income per share from discontinued operations	(0.02)	0.06	0.23	(133)%	(74)%

Net income per share (basic)	$6.55	$7.49	$7.15	(13)%	5%

Net income per common share attributable to PCC shareholders (diluted):
Net income per share from continuing operations	$6.50	$7.37	$6.82	(12)%	8%
Net (loss) income per share from discontinued operations	(0.01)	0.06	0.22	(117)%	(73)%

Net income per share (diluted)	$6.49	$7.43	$7.04	(13)%	6%

	Fiscal Year			% Increase/(Decrease)
Sales by Market	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Aerospace	$2,991.4	$3,606.7	$3,762.6	(17)%	(4)%
% of total	54%	53%	56%
Power	1,454.6	1,703.2	1,644.8	(15)%	4%
% of total	27%	25%	24%
General Industrial & Other	1,040.6	1,491.3	1,311.2	(30)%	14%
% of total	19%	22%	20%

Total Sales	$5,486.6	$6,801.2	$6,718.6	(19)%	1%
% of total	100%	100%	100%

Average market price of key metals	Fiscal Year			Increase/(Decrease)
(per pound)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
				$	%	$	%
Nickel	$7.72	$7.61	$15.27	$0.11	1%	$(7.66)	(50)%
London Metals Exchange (1)
Titanium	$1.66	$2.64	$6.73	$(0.98)	(37)%	$(4.09)	(61)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$18.89	$31.04	$34.36	$(12.15)	(39)%	$(3.32)	(10)%
Metal Bulletin COFM.8 Index (1)

(1)	Source: Bloomberg

Fiscal 2010 compared with fiscal 2009

Total sales for fiscal 2010 were $5,486.6 million, a decrease of $1,314.6 million, or 19 percent, from fiscal 2009 sales of $6,801.2 million. Total aerospace sales decreased 17 percent over fiscal 2009 levels, and increased from 53 percent of total sales in fiscal 2009 to 54 percent of total sales in fiscal 2010. Power generation sales decreased 15 percent over fiscal 2009 levels, and increased from 25 percent of total sales in fiscal 2009 to 27 percent of total sales in fiscal 2010. Sales to the general industrial and other markets decreased 30 percent over the prior year, and decreased from 22 percent of total sales in fiscal 2009 to 19 percent of total sales in fiscal 2010. The decrease in sales was driven by reduced demand from destocking aerospace, European IGT and Chinese pipe customers, weakness in the general industrial and power markets, and lower average metal selling prices. Excluding the impacts of currency, metal prices, and the acquisition of Carlton, aerospace volume decreased approximately $525 million, or 17%, general industrial and other markets decreased approximately $244 million, or 20%, and power markets decreased approximately $155 million, or 11% compared to the same period last year. Lower nickel alloy selling prices from the Forged segment’s three primary mills negatively impacted sales by approximately $170 million compared to the prior year. Contractual material pass-through pricing, which reflects the impact of escalation formulas included in certain long-term agreements, also declined, increasing sales by approximately $288.5 million in fiscal 2010 versus approximately $419.5 million in fiscal 2009, a decrease of $131.0 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months. In addition, our foreign operations reported approximately $41 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound. The remaining decrease is primarily attributable to lower average metal selling prices at our businesses that employ price-in-effect metal pricing, and various other factors. These decreases were partially offset by approximately $135 million of sales from Carlton, which was acquired in the third quarter of this year.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of January 2010, Boeing and Airbus aircraft deliveries increased moderately from calendar year 2008 to 2009, largely due to the Boeing strike in 2008. The Airline Monitor expects Boeing and Airbus aircraft deliveries to be relatively flat in calendar year 2010 as compared to 2009. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries and therefore, based on build rates, should also have been relatively flat. However, our sales have been negatively impacted by a discrepancy between order rates and engine builds, which we believe has been due to inventory destocking in the supply chain. We expect our aerospace sales to increase in fiscal 2011 as a result of the industry’s higher projected 787 deliveries in calendar year 2011.

Cost of goods sold was $3,693.4 million, or 67 percent of sales, in fiscal 2010 as compared to $4,818.6 million, or 71 percent of sales, in fiscal 2009. The improvement in the year-over-year percentage reflects increased productivity and improved material utilization compared to fiscal 2009. Contractual material pass-through pricing diluted gross margin by 1.8 percentage points in fiscal 2010 compared to 1.9 percentage points last year.

Selling and administrative expenses were $370.8 million, or 7 percent of sales, in fiscal 2010 compared to $386.4 million, or 6 percent of sales, in fiscal 2009. The higher year-over-year percentage was primarily due to higher expense related to our deferred compensation plan as compared to the prior year and the fixed nature of selling and administrative expenses coupled with a decrease in sales.

Net income from continuing operations (attributable to PCC) for fiscal 2010 was $924.3 million, or $6.50 per share (diluted). By comparison, net income from continuing operations (attributable to PCC) for fiscal 2009 was $1,036.1 million, or $7.37 per share (diluted), which included restructuring charges totaling $0.05 per share (diluted). Fiscal 2010 net income (including discontinued operations) was $921.8 million, or $6.49 per share (diluted), compared with net income of $1,044.5 million, or $7.43 per share (diluted) in fiscal 2009. Fiscal 2010 net income includes a loss of $2.5 million, or $0.01 per share (diluted), from discontinued operations, compared to income of $8.4 million, or $0.06 per share (diluted), in the prior year.

Fiscal 2009 compared with fiscal 2008

Total sales for fiscal 2009 were $6,801.2 million, an increase of $82.6 million, or 1 percent, from fiscal 2008 sales of $6,718.6 million. Total aerospace sales decreased 4 percent over fiscal 2008 levels, and decreased from 56 percent of total sales in fiscal 2008 to 53 percent of total sales in fiscal 2009. Power generation sales increased 4 percent over fiscal 2008 levels, and increased from 24 percent of total sales in fiscal 2008 to 25 percent of total sales in fiscal 2009. Sales to the general industrial and other markets increased 14 percent over the prior year, and increased from 20 percent of total sales in fiscal 2008 to 22 percent of total sales in fiscal 2009. The increase in sales was driven by the addition of approximately $65 million in sales from Airdrome, Fatigue and Hackney Ladish, which were acquired in the third quarter of fiscal 2009, and from steady improvement in IGT, extruded pipe and aerospace fasteners sales. This was partially offset by the impacts of the Boeing strike, which negatively impacted sales by approximately $184 million in fiscal 2009, and lower nickel alloy selling prices and increased internal sales at our Special Metals businesses, which negatively impacted sales by approximately $179 million and $59 million, respectively. Contractual material pass-through pricing also declined, increasing sales by approximately $419.5 million in fiscal 2009 versus approximately $460.9 million in fiscal 2008. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months. In addition, our foreign operations reported approximately $152.9 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound, the Euro, Brazilian real and Australian dollar. With regard to the commercial aircraft industry, aircraft deliveries decreased 3.4 percent in calendar year 2008, and Boeing and Airbus deliveries combined increased moderately from calendar year 2008 to 2009. Due to manufacturing lead times, our production volumes are approximately 6 to 9 months ahead of aircraft deliveries.

Cost of goods sold was $4,818.6 million, or 71 percent of sales, in fiscal 2009 as compared to $4,873.4 million, or 73 percent of sales, in fiscal 2008. The improvement in the year-over-year percentage reflects increased productivity and improved material utilization compared to fiscal 2008. Contractual material pass-through pricing diluted gross margin by 1.9 percentage points in fiscal 2009 compared to 2.0 percentage points in fiscal 2008.

Selling and administrative expenses were $386.4 million, or 6 percent of sales, in fiscal 2009 compared to $349.3 million, or 5 percent of sales, in fiscal 2008. The higher year-over-year percentage was primarily due to increased stock-based compensation expense and the inclusion of three acquisitions in the third quarter of fiscal 2009 and a full year of Caledonian operations, partially offset by lower expense related to our deferred compensation plan compared to fiscal 2008.

Net income from continuing operations (attributable to PCC) for fiscal 2009 was $1,036.1 million, or $7.37 per share (diluted), which included restructuring charges totaling $0.05 per share (diluted). By comparison, net income from continuing operations (attributable to PCC) for fiscal 2008 was $956.1 million, or $6.82 per share (diluted), which also included restructuring charges totaling $0.03 per share (diluted). Fiscal 2009 net income (including discontinued operations) was $1,044.5 million, or $7.43 per share (diluted), compared with net income of $987.3 million, or $7.04 per share (diluted) in fiscal 2008. Fiscal 2009 net income includes income of $8.4 million, or $0.06 per share (diluted), from discontinued operations, compared to income of $31.2 million, or $0.22 per share (diluted), in fiscal 2008.

Acquisitions

On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $351 million in cash, comprised of approximately $111 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of March 28, 2010 was $356.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $170 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

In addition, the following business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates.

Fiscal 2010

On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity (“Carlton”) for approximately $847 million in cash, comprised of approximately $502 million of cash on hand (reduced $3 million due to working capital adjustments) and the proceeds of approximately $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

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

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and $21.2 million ($21.5 million based on acquisition date exchange rate) was paid in the second quarter of fiscal 2009. We paid one additional contingent payment of approximately $17.3 million ($21.5 million based on acquisition date exchange rate) in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, Caledonian operated nine revert processing facilities in six countries as of the date of acquisition. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $149.3 million of goodwill (which is not deductible for tax purposes) and other intangibles.

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

Discontinued operations

Our financial statements were impacted by activities relating to the planned or completed divestiture of certain of our businesses. These businesses have been accounted for under discontinued operations guidance. Accordingly, any operating results of these businesses are presented in our Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified.

Fiscal 2010

In the fourth quarter of fiscal 2010, we decided to dispose of a small non-core business in the Fasteners Products segment and reclassified it to discontinued operations.

In the third quarter of fiscal 2010, we decided to divest a small non-core business in the Investment Cast Products segment and reclassified it to discontinued operations. The sale of the business was completed in the fourth quarter of fiscal 2010. The transaction resulted in a gain of approximately $11.4 million (net of tax) in fiscal 2010.

Fiscal 2009

In the third quarter of fiscal 2009, we decided to dispose of two automotive fastener operations. The decision to discontinue these automotive fastener operations resulted from their non-core nature coupled with further erosion in the automotive market. These operations have been reclassified from the Fasteners Products segment to discontinued operations in the third quarter of fiscal 2009. We recognized an impairment loss of approximately $8.7 million (net of tax) in the second quarter of fiscal 2010 related to these automotive fastener businesses held for sale due to continued erosion in the automotive market.

In the first quarter of fiscal 2009, we sold the stock of several small entities, a group of foreign operations held for sale and previously recorded as discontinued from our former Flow Technologies pumps and valves business. The transaction resulted in a net gain of approximately $3.0 million in fiscal 2009.

Fiscal 2008

In the fourth quarter of fiscal 2008, we entered into an agreement to sell a fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. This fastener business was reclassified from the Fastener Products segment to discontinued operations.

Also in the fourth quarter, we decided to sell an alloy manufacturing business located in the Czech Republic. This business primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. This alloy manufacturing business was reclassified from the Forged Products segment to discontinued operations and continues to be marketed.

In January 2008, we completed the sale of a business located in France that produced alloys for approximately $11.2 million. This business was held for sale since the first quarter of fiscal 2007. The sale of the business generated a tax-effected gain of $4.6 million, or $0.03 per share (diluted) in the fourth quarter of fiscal 2008.

In January 2008, we completed the sale of a specialty wire business for $30.2 million. This business was acquired in the first quarter of fiscal 2007, and was reclassified from the Forged Products segment to discontinued operations during the third quarter of fiscal 2008. The sale of the business generated a tax-effected gain of $16.3 million, or $0.12 per share (diluted), of which $4.0 million, or $0.03 per share (diluted), was recognized in the third quarter of fiscal 2008.

Restructuring, asset impairment and other non-recurring charges

We regularly assess our cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets we serve. During fiscal 2010, we did not incur any restructuring or impairment charges. The following restructuring and asset impairment charges were recorded in fiscal 2009 and 2008.

Fiscal 2009

In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $11.3 million pursuant to plans to downsize operations across all segments. We had been gearing up for aerospace growth into fiscal 2010, whereas demand decreased, particularly in the casting and forging aerospace markets. The charges consisted of $9.0 million for employee severance expenses and $2.3 million for impairments and relocation expenses associated with long lived assets. These restructuring plans provided for terminations of approximately 980 employees in the third and fourth quarters of fiscal 2009 and first quarter of fiscal 2010. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $5.2 million, $3.7 million and $2.4 million, respectively, during fiscal 2009. As of March 28, 2010 and March 29, 2009, $0 and $2.1 million, respectively, remained in accrued liabilities related to the restructuring plans. The tax-effected impact of these charges was $7.5 million, or $0.05 per share (diluted).

Fiscal 2008

During the fourth quarter of fiscal 2008, the Investment Cast Products segment recorded restructuring charges of $6.1 million, primarily for shut down costs associated with an underutilized machining operation located in the United Kingdom. The tax-effected impact of these charges was $4.3 million, or $0.03 per share (diluted).

Impacts of the Global Economic Recession and Program Delays

Economic events created recessionary economic conditions around the world in many industries in fiscal 2009 and 2010. Although many countries and industries are recovering, weakness persists in many areas. While we are not immune to impacts of the global recession, we believe our strong financial position enables us to take advantage of opportunities in our markets served, continue to make operational improvements in our businesses and benefit from the economic recovery.

During the 2010 fiscal year, approximately 54 percent of our sales were to customers in the global aerospace markets. Until the recession occurred and aerospace program delays were announced, customer schedules indicated that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. Aircraft manufacturer schedules now indicate that aerospace production rates will remain relatively flat for the first half of fiscal 2011 as compared with fiscal 2010 levels, but we expect to see a realignment of component build rates and aircraft production schedules as destocking ends in the supply chain and as Boeing 787 and Airbus A380 production starts to ramp up in the second half of fiscal 2011. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather the economic downturn. Therefore, while there is significant uncertainty as to the direction of the economy in future periods, we have not experienced, and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During fiscal 2010, approximately 27 percent of our sales were to customers in the global power markets, which include our IGT business as well as sales of our seamless extruded pipe. Demand in our OEM IGT markets has softened and during the latter half of fiscal 2010, we experienced the beginning of destocking by our European customers. During our fiscal 2010 fourth quarter, seamless pipe sales declined due to a change in Chinese customers’ ordering patterns as they started to work through current inventory and transition to building larger, more eco-friendly coal-fired plants. Our most significant customers in the power markets are primarily large, well-financed businesses that we believe should have the ability to weather the economic downturn or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we have not experienced and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

The remaining 19 percent of our sales in fiscal 2010 were into general industrial markets. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We have taken, and will continue to take, precautionary measures with customers in these markets to limit our exposure, to the extent possible, to potential bankruptcies and other financial issues experienced by these customers. These measures include shortening cash collection terms, regular updating of credit profiles, discontinuance of further business with customers not paying in a timely manner and the requirement of cash in advance of shipments, among others. Due to the diversity of markets and customer profiles in these businesses and the precautionary steps referred to previously, we have not experienced and do not anticipate severe impacts on our business or significant exposure to credit losses in these markets. However, it is possible that we may experience unanticipated unfavorable impacts.

We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans totaled approximately $1.5 billion at the end of fiscal 2010. During fiscal 2010, we contributed $211.8 million to our defined benefit pension plans, including voluntary contributions of $192.6 million, to increase plan funding. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable. We made a voluntary contribution of $100.0 million to the defined benefit pension plans in early fiscal 2011.

See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and credit shortage on liquidity.

Financial results by segment

We analyze our operating segments and manage our business across three reportable segments: Investment Cast Products, Forged Products and Fastener Products. Segment operating income amounts presented below exclude restructuring and asset impairment charges.

	Fiscal Year			% Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales:
Investment Cast Products	$1,851.3	$2,272.1	$2,137.9	(19)%	6%
Forged Products	2,283.0	2,978.4	3,168.1	(23)%	(6)%
Fastener Products	1,352.3	1,550.7	1,412.6	(13)%	10%

Consolidated net sales	$5,486.6	$6,801.2	$6,718.6	(19)%	1%

Segment operating income:
Investment Cast Products	$560.0	$582.7	$517.4	(4)%	13%
% of sales	30.2%	25.6%	24.2%
Forged Products	529.7	652.9	699.5	(19)%	(7)%
% of sales	23.2%	21.9%	22.1%
Fastener Products	439.3	459.1	373.6	(4)%	23%
% of sales	32.5%	29.6%	26.4%
Corporate expense	(106.6)	(98.5)	(94.6)	8%	(4)%

Total segment operating income	1,422.4	1,596.2	1,495.9	(11)%	7%
% of sales	25.9%	23.5%	22.3%
Restructuring and asset impairment	—	11.3	6.1
Interest expense, net	13.1	10.4	42.3

Consolidated income before income taxes and equity in earnings of unconsolidated affiliates	$1,409.3	$1,574.5	$1,447.5

	Fiscal Year			% Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Contractual material pass-through:
Investment Cast Products	$40.7	$81.3	$100.4	(50)%	(19)%
Forged Products	240.7	325.9	345.9	(26)%	(6)%
Fastener Products	7.1	12.3	14.6	(42)%	(16)%

Total contractual material pass-through	$288.5	$419.5	$460.9	(31)%	(9)%

	Fiscal Year			% Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Intercompany sales: (1)
Investment Cast Products (2)	$199.1	$251.5	$111.4	(21)%	126%
Forged Products (3)	703.4	836.0	642.4	(16)%	30%
Fastener Products (4)	84.9	110.2	110.5	(23)%	—

Total intercompany sales	$987.4	$1,197.7	$864.3	(18)%	39%

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
(2)	Investment Cast Products: Includes intersegment sales of $24.1 million, $24.0 million and $27.1 million for fiscal 2010, 2009 and 2008, respectively.
(3)	Forged Products: Includes intersegment sales of $64.1 million, $75.6 million and $41.0 million for fiscal 2010, 2009 and 2008, respectively.
(4)	Fastener Products: Includes intersegment sales of $2.3 million, $3.3 million and $2.3 million for fiscal 2010, 2009 and 2008, respectively.

Investment Cast Products

The Investment Cast Products segment manufactures investment castings, or provides related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Sales by Market:
Aerospace	$1,045.1	$1,314.5	$1,310.5	(20)%	0%
% of total	57%	58%	61%
Power	580.6	686.2	562.3	(15)%	22%
% of total	31%	30%	26%
General Industrial & Other	225.6	271.4	265.1	(17)%	2%
% of total	12%	12%	13%

Total Sales	$1,851.3	$2,272.1	$2,137.9	(19)%	6%

Operating income	$560.0	$582.7	$517.4	(4)%	13%
% of sales	30.2%	25.6%	24.2%

Fiscal 2010 compared with fiscal 2009

The Investment Cast Products segment reported fiscal 2010 sales of $1,851.3 million, a decrease of 19 percent from the prior year’s sales of $2,272.1 million. The year-over-year decrease in sales primarily reflects a continued disconnect between aerospace order rates and engine builds related to customer destocking, which negatively impacted aerospace sales by approximately $210 million, or 18%. Power market sales were down by $75 million, or 12%, compared to last year as a result of destocking by European IGT customers, which is anticipated to continue through the first half of fiscal 2011. Sales also include $40.7 million of higher pricing related to contractual pass-through of increased material costs compared to $81.3 million in fiscal 2009, a decrease of $40.6 million. In addition, our foreign operations reported approximately $10 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound.

Operating income for the Investment Cast Products segment was $560.0 million or 30.2 percent of sales in fiscal 2010, compared to $582.7 million, or 25.6 percent of sales, in fiscal 2009. Despite the challenges of continued destocking, the segment improved operating margins by 4.6 percentage points year over year due to increased labor productivity, improved material utilization and lower scrap and rework costs. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in fiscal 2010 compared to 1.0 percentage points last year.

The Investment Cast Products segment experienced a slight improvement in aerospace OEM order rates at the end of fiscal 2010 and anticipates growing aerospace OEM and aftermarket sales in the second half of fiscal 2011 as Boeing 787 production ramps up and destocking ends. We anticipate the segment will be able to effectively leverage fiscal 2010 cost takeouts as volume returns in fiscal 2011.

Fiscal 2009 compared with fiscal 2008

The Investment Cast Products segment reported fiscal 2009 sales of $2,272.1 million, an increase of 6 percent from the prior year’s sales of $2,137.9 million. The year-over-year increase in sales reflects continuing strength and increased customer penetration in the global IGT markets and solid growth in aerospace markets in the first half of the fiscal year prior to the Boeing strike, which we estimate negatively impacted sales by approximately $112 million in fiscal 2009, and approximately $28 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound. Sales also include $81.3 million of higher pricing related to contractual pass-through of increased material costs compared to $100.4 million in fiscal 2008.

Operating income for the Investment Cast Products segment was $582.7 million or 25.6 percent of sales in fiscal 2009, compared to $517.4 million, or 24.2 percent of sales, in fiscal 2008. The increase in operating income reflects the impact of cost reductions and improved productivity, which helped to offset the negative impact of lost sales due to the Boeing strike. The weakening of foreign currencies relative to the U.S. dollar had a negative impact of approximately $5 million on operating income in fiscal 2009. The continued improvement in operating margins as a percent of sales was driven by higher productivity, effective material utilization and lower scrap costs. Contractual material pass-through pricing diluted operating margins by 1.0 percentage points in fiscal 2009 compared to 1.2 percentage points in fiscal 2008.

Forged Products

The Forged Products segment manufactures forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power generation markets, and manufactures nickel and cobalt-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and reusing them in casting, forging, and fastener manufacturing processes. Forged Products’ sales to the aerospace and power generation markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces extruded pipe for the power generation and the oil and gas industries.

	Fiscal Year			% Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Sales by Market:
Aerospace	$956.0	$1,158.0	$1,476.1	(17)%	(22)%
% of total	42%	39%	47%
Power	857.2	997.6	1,064.1	(14)%	(6)%
% of total	37%	33%	33%
General Industrial & Other	469.8	822.8	627.9	(43)%	31%
% of total	21%	28%	20%

Total Sales	$2,283.0	$2,978.4	$3,168.1	(23)%	(6)%

Operating income	$529.7	$652.9	$699.5	(19)%	(7)%
% of sales	23.2%	21.9%	22.1%

Fiscal 2010 compared with fiscal 2009

The Forged Products segment reported fiscal 2010 sales of $2,283.0 million, a decrease of 23 percent from the prior year’s sales of $2,978.4 million. The acquisition of Carlton in the third quarter of fiscal 2010 contributed approximately $135 million in incremental sales over the prior year. The decrease in sales from the prior year reflects a decline in general industrial and other markets, which negatively impacted sales by approximately $184 million, or 30%, and aerospace OEM and aftermarket destocking, which negatively impacted aerospace sales by approximately $180 million, or 21%. A decline in power markets negatively impacted sales by $77 million, or 10%, compared to the prior year. The lower selling prices of external nickel alloy sales from the segment’s three primary mills negatively impacted external sales by approximately $170 million in fiscal 2010 versus fiscal 2009. Fiscal 2010 sales also include $240.7 million of higher contractual pricing related to pass-through of increased raw material costs compared to $325.9 million last year, a decrease of $85.2 million. In addition, our foreign operations reported approximately $21 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound.

Operating income for the Forged Products segment was $529.7 million or 23.2 percent of sales in fiscal 2010, compared to $652.9 million, or 21.9 percent of sales, in fiscal 2009. Operating income was negatively impacted by reduced sales volume coupled with the segment’s high fixed cost base, the loss of higher margin energy products, and rapid escalation in metal pricing toward the end of fiscal 2010, which exerted downward pressure on segment operating margins due to a lag in customer pricing. The contractual pass-through of higher raw material costs diluted operating margins by 2.7 percentage points in both fiscal 2010 and 2009.

Sales of seamless pipe within this segment are expected to decline in the first half of fiscal 2011 compared to early fiscal 2010 due to a change in Chinese customers’ ordering patterns as they work through current inventory and start to transition to building larger, more eco-friendly coal-fired plants. Moving into the second half of fiscal 2011, this evolution is expected to be a positive driver for pipe sales. For the latter half of fiscal 2011, similar to Investment Cast Products, the segment’s aerospace OEM and aftermarket schedules are showing solid increases as Boeing 787 production ramps up, destocking ends and results include a full year of Carlton. Operating income is expected to show improvement, benefiting from continued recovery of material costs and improved operational performance levels.

Fiscal 2009 compared with fiscal 2008

The Forged Products segment reported fiscal 2009 sales of $2,978.4 million, a decrease of 6 percent from the prior year’s sales of $3,168.1 million. The acquisition of Hackney Ladish in the third quarter of fiscal 2009 contributed approximately $24 million in incremental sales over the prior year. The decrease in sales from the prior year reflects the decline in external selling prices of nickel alloy from the segment’s three primary mills, which negatively impacted external sales by approximately $179 million in fiscal 2009 versus fiscal 2008. Nickel prices decreased approximately 50 percent on the LME compared to fiscal 2008. In addition, we estimate fiscal 2009 was negatively impacted by the Boeing strike by approximately $60 million. In fiscal 2009, the Forged Products segment’s three primary mills dedicated more resources for internal production which impacted top-line revenues by approximately $59 million. In addition, the segment’s foreign operations reported approximately $85 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Australian dollar. These declines were partially offset by a 40.3 percent increase in extruded pipe sales. Fiscal 2009 sales also include $325.9 million of higher contractual pricing related to pass-through of increased raw material costs, compared to $345.9 million last year. Total intercompany sales, including sales within and between segments, increased from $642.4 million in fiscal 2008 to $836.0 million in fiscal 2009. These sales are eliminated in consolidation.

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

Fastener Products

The Fastener Products segment produces fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets as well as applications and monitoring units utilized in the power generation industry.

	Fiscal Year			% Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Sales by Market:
Aerospace	$990.3	$1,134.2	$976.0	(13)%	16%
% of total	73%	73%	69%
Power	16.8	19.4	18.4	(13)%	5%
% of total	1%	1%	1%
General Industrial & Other	345.2	397.1	418.2	(13)%	(5)%
% of total	26%	26%	30%

Total Sales	$1,352.3	$1,550.7	$1,412.6	(13)%	10%

Operating income	$439.3	$459.1	$373.6	(4)%	23%
% of sales	32.5%	29.6%	26.4%

Fiscal 2010 compared with fiscal 2009

The Fastener Products segment reported fiscal 2010 sales of $1,352.3 million, a 13 percent decrease from fiscal 2009 sales of $1,550.7 million. The decrease in sales primarily resulted from further aerospace aftermarket and distributor destocking coupled with a decline in regional/business jet demand, which negatively impacted year-over-year aerospace sales by $135 million, or 12% (excluding the impact of currency). A decline in general industrial and other markets negatively impacted sales by $43 million, or 12% (excluding the impact of currency), compared to the prior year. In addition, our foreign operations reported approximately $10 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound.

Operating income for the Fasteners segment was $439.3 million or 32.5 percent of sales in fiscal 2010, compared to $459.1 million, or 29.6 percent of sales, in fiscal 2009. The higher operating margin was a result of continuous, aggressive cost improvement projects undertaken throughout fiscal 2010, resulting in productivity improvements, better utilization of assets, and effective cost management across the segment.

With aerospace destocking at an end, direct aerospace OEM orders are experiencing a gradual recovery, with solid upside in the second half of fiscal 2011 in response to Boeing 787 production. Distribution and aftermarket deliveries are anticipated to grow in the same time frame. These increased volumes, driven across the business’s improved cost structure, will help the segment achieve even stronger operational performance.

Fiscal 2009 compared with fiscal 2008

The Fastener Products segment reported fiscal 2009 sales of $1,550.7 million, a 10 percent increase from fiscal 2008 sales of $1,412.6 million. The increase in sales primarily resulted from aerospace sales growing approximately 16 percent compared to the prior year largely due to market share gains. The growth in aerospace sales included approximately $41 million related to Airdrome and FTI, which were acquired in the third quarter of fiscal 2009. The segment overcame negative pressures due to the Boeing strike, which accounted for a decrease in Fastener Products sales of approximately $12 million in fiscal 2009. Additional negative impacts to sales in this segment included the continuation of a depressed North American automotive market, coupled with softening in both the European and Brazilian automotive markets, as well as weakness in other areas of the general industrial market. In addition, our foreign operations reported approximately $39 million in reduced U.S. dollar equivalent sales year-over-year due to the strong increase in the value of the U.S. dollar relative to international currencies, primarily the British pound and Brazilian real.

Operating income for the Fasteners segment was $459.1 million or 29.6 percent of sales in fiscal 2009, compared to $373.6 million, or 26.4 percent of sales, in fiscal 2008. The improvement in operating margins reflected leverage from the increased sales volume and increased sales in the higher margin aerospace business, as well as the impact of continued efforts to reduce costs and improve manufacturing processes. This was slightly offset by the weakening of foreign currencies relative to the U.S. dollar, which had a negative impact of approximately $10 million on operating income in fiscal 2009.

Interest and taxes

Net interest expense in fiscal 2010 was $13.1 million, compared with $10.4 million in fiscal 2009. The higher net interest expense was primarily due to lower interest income earned on lower interest rates and lower average cash balances. Net interest expense in fiscal 2009 was $10.4 million, compared with $42.3 million in fiscal 2008. The lower net interest expense was due to significantly reduced debt levels, lower borrowing rates, and higher interest income earned on higher average cash balances compared to fiscal 2008.

The effective tax rate for fiscal 2010 was 34.5 percent, 0.3 percentage points higher than the 34.2 percent effective tax rate in fiscal 2009. The slight increase in the full-year tax rate compared to the prior year was primarily due to reduced benefits from the U.S. manufacturing deduction, an increase in state taxes and non-benefitted foreign losses in the current year; offset by increased benefits from foreign earnings taxed at rates lower than the statutory U.S. tax rate.

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

Liquidity and capital resources

Total assets of $7,660.7 million at March 28, 2010 represented a $939.3 million increase from the $6,721.4 million balance at March 29, 2009. The increase principally reflects cash generated during the year from operations totaling $909.8 million and the addition of $907.0 million of total assets from the acquisition of Carlton, partially offset by $846.9 million in cash paid to acquire Carlton. Total capitalization at March 28, 2010 was $6,141.7 million, consisting of $250.0 million of debt and $5,891.7 million of equity. The debt-to-capitalization ratio declined to 4.1% at March 28, 2010 from 5.9% at the end of fiscal 2009, reflecting the impact of increased equity from earnings and lower cumulative translation adjustments, in addition to reduced debt.

Cash as of March 28, 2010 was $112.4 million, down $442.1 million from the end of fiscal 2009, and total debt was $250.0 million, down $56.3 million since the end of fiscal 2009. The negative net cash flow of $385.8 million reflects $846.9 million of cash paid for the acquisition of Carlton, $351.0 million paid for the acquisition of our interest in Chengde, capital expenditures of $169.5 million, $17.3 million paid related to the acquisition of Caledonian, and cash dividends of $16.9 million, partially offset by cash generated from operations of $909.8 million and $89.0 million from the issuance of common stock.

Capital spending of $169.5 million in fiscal 2010 principally provided for cost reduction and equipment upgrades throughout the Company. The capital spending plan for fiscal 2011, which is anticipated to be similar to the capital spending level in fiscal 2010, will be targeted for equipment upgrades and cost reduction and productivity projects throughout the Company.

During fiscal 2010, we contributed $211.8 million to the defined benefit pension plans, of which $192.6 million was voluntary. In addition, we contributed $11.2 million to the other postretirement benefit plans during fiscal year 2010. We expect to contribute approximately $112.5 million to the defined benefit pension plans in fiscal 2011, of which $103.7 million is voluntary. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal year 2011.

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

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of March 28, 2010 was $983.4 million under the Credit Agreement, reduced by a $16.6 million workers’ compensation letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of March 28, 2010 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$3,079.9 (minimum)	$5,891.7
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	92.78:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.15:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement.

As of March 28, 2010, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper, even in the current credit markets, and have issued commercial paper in the third and fourth quarters to cover acquisitions and short-term cash requirements. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.

Contractual obligations and commercial commitments

We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual cash obligations as of March 28, 2010 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$250.0	$15.1	$14.6	$5.2	$204.9	$4.8	$5.4
Operating leases (1)	66.5	19.7	15.8	12.1	8.1	6.0	4.8
Interest on fixed-rate debt	38.3	11.0	10.5	9.6	6.6	0.4	0.2
Interest on variable-rate debt (2)	10.8	2.2	2.8	3.3	2.5	—	—

Total	$365.6	$48.0	$43.7	$30.2	$222.1	$11.2	$10.4

(1)	Operating lease obligations include $0.6 million attributable to an operation held-for-sale.
(2)	Interest on variable-rate debt is based on current prevailing interest rates.

Our reserve for uncertain tax positions at March 28, 2010 was $25.4 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement of these liabilities. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Note 12 to the Consolidated Financial Statements for additional information regarding our reserve for uncertain tax positions.

The table above also excludes estimated required cash contributions to our qualified pension plans totaling approximately $71.0 million over the next five years: $12.5 million in fiscal 2011, $14.0 million in fiscal 2012, $14.5 million in fiscal 2013, $15.0 million in fiscal 2014 and $15.0 million in fiscal 2015. We also have benefit payments due under our non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See Note 20 to the Consolidated Financial Statements for additional information.

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

Valuation of inventories

All inventories are stated at the lower of the cost of purchase or manufacture of the inventory or the estimated market value of the inventory. Cost for inventories at a significant number of our operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on the age, historical usage or assumptions about future demand for the inventory. We also regularly review inventory balances on a LIFO basis to ensure the balances are stated at the lower of cost or market as of the balance sheet date. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.

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

Goodwill and indefinite-lived intangible assets are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets may not be recoverable. For fiscal 2010, our reporting units consisted of the three operating segments within our Investment Cast Products reportable operating segment, two operating segments within our Forged Products reportable operating segment, as well as a number of reporting units in our Fasteners Products operating segment. The Fasteners Products operating segment includes several aggregated component units (referred to as the Fasteners Products reporting unit) and three other reporting units for which the segment manager regularly reviews performance.

Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rates, our estimates of sales volumes, sales prices and related costs, and the discount rate applied, which reflects the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by factors such as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting from an impairment of the goodwill. We also consider comparable transactions to estimate the fair value of the reporting units. The cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2010 goodwill impairment analysis ranged from 10% to 15% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from -3% to 90% over the initial five-year forecast period. A sensitivity analysis determined that using terminal growth rates of 3%, 4% or 5% would not result in impairment in the fiscal 2010 goodwill impairment analysis. We performed a sensitivity analysis on both of these factors and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by 17% and the discount rate utilized could increase by 2%, and the goodwill of our reporting units would not be impaired. The reporting unit that would be most sensitive to worsening economic conditions has $12.4 million of goodwill recorded as of March 28, 2010.

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at March 28, 2010 and March 29, 2009 were $75.6 million and $83.4 million, respectively.

Guidance on asset retirement and environmental obligations clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this guidance include those for which an entity has a significant obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. This guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at two of our manufacturing facilities. However, we have not recognized a liability under this guidance for these retirement obligations because the fair value of remediation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Income taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Tax benefits arising from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Pension and other postretirement benefit plans

We sponsor many domestic and foreign defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with defined benefit pension and other postretirement plans accounting guidance. Plan assets have been valued at fair value in accordance with this guidance.

Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate. We derive a market-based discount rate from yields on high quality, liquid fixed income securities, at the end of our fiscal year for valuation of our pension liabilities. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be settled. Our assumed return on plan assets is derived from a review of past performance, anticipated future performance in light of market conditions and our investment allocation and consultation with our investment advisors. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement.

For our U.S. Plans, we used a long-term rate of return assumption of 8.0% to calculate the 2009 and 2010 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 7.5% to calculate the 2009 and 2010 net periodic pension cost. In developing the long-term rate of return on plan assets assumptions, we evaluated input from third party pension consultants and actuaries, reviewed asset allocation and investment strategies, ranges of projected and historical returns, and inflation and economic assumptions. The expected return assumptions are derived from asset allocations within the Company’s target asset allocation ranges consistent with the Company’s diversified investment approach. For our U.S. Plans, we used a discount rate assumption of 6.25% for the total benefit obligation of our pension plans at our March 28, 2010 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 5.83% for the total benefit obligation of our pension plans at our March 28, 2010 measurement date. For fiscal 2010, our U.S. net periodic pension expense was $30.9 million and non-U.S. net periodic pension income was $0.3 million. We estimate that for fiscal 2011, our U.S. net periodic pension expense will be approximately $37.8 million and non-U.S. net periodic pension income will be approximately $1.4 million.

The table below quantifies the approximate impact, as of March 28, 2010, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$4.5
Expected long-term rate of return	4.6
Increase in projected benefit obligation:
Discount rate	$54.5

The approximate impact, as of March 28, 2010, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

Recently issued accounting standards

In January 2010, the FASB issued guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance was effective for the Company in the fourth quarter of fiscal 2010, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective in the fourth quarter of fiscal 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This guidance will be effective in the first quarter of fiscal 2011. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification (“Codification”), which establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. This guidance was effective for the Company in the second quarter of fiscal 2010. The adoption did not impact our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance was effective for the Company in the fourth quarter of fiscal 2010. As the guidance only required enhanced disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on business combinations and noncontrolling interests in consolidated financial statements. This guidance introduces significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. This guidance continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. The business combinations guidance changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. The noncontrolling interests guidance requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The business combinations guidance was effective for business combinations for which the acquisition date is on or after the beginning of our fiscal 2010, and was applicable to our acquisition of Carlton on September 30, 2009. The noncontrolling interests guidance was effective for the Company in the first quarter of fiscal 2010. The adoption of the noncontrolling interests guidance did not have a significant impact on the reporting of our consolidated financial position, results of operations or cash flows as noncontrolling interests are not material to the financial statements.

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

Interest Rate Risk

We have variable rate debt obligations that expose us to interest rate risk. If market interest rates had averaged 10 percent higher than actual levels in fiscal 2010 or 2009, the effect on our interest expense and net income would not have been material.

Foreign Currency Risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, we had foreign currency hedges in place at March 28, 2010 and March 29, 2009 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of March 28, 2010, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.

Material Cost Risk

We entered into long-term supply agreements to fix the purchase price of certain strategic raw materials at March 28, 2010 and March 29, 2009. In addition, we had escalation clauses related to raw material pricing in certain of our sales contracts at March 28, 2010 and March 29, 2009. If market rates had averaged 10 percent higher than actual levels in either fiscal 2010 or 2009, the effect on our cost of sales and net earnings, after considering the effects of these supply agreements and sales contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	March 28, 2010	March 29, 2009	March 30, 2008
Net sales	$5,486.6	$6,801.2	$6,718.6
Cost of goods sold	3,693.4	4,818.6	4,873.4
Selling and administrative expenses	370.8	386.4	349.3
Restructuring and asset impairment	—	11.3	6.1
Interest expense	16.2	18.1	47.8
Interest income	(3.1)	(7.7)	(5.5)

Income before income tax expense and equity in earnings of unconsolidated affiliates	1,409.3	1,574.5	1,447.5
Income tax expense	485.6	538.1	490.2
Equity in earnings of unconsolidated affiliates	1.4	—	—

Net income from continuing operations	925.1	1,036.4	957.3
Net (loss) income from discontinued operations	(2.5)	8.4	31.2

Net income	922.6	1,044.8	988.5
Less: Net income attributable to non-controlling interests	(0.8)	(0.3)	(1.2)

Net income attributable to Precision Castparts Corp. (“PCC”)	$921.8	$1,044.5	$987.3

Net income per common share attributable to PCC shareholders—basic:
Net income per share from continuing operations	$6.57	$7.43	$6.92
Net (loss) income per share from discontinued operations	(0.02)	0.06	0.23

Net income per share (basic)	$6.55	$7.49	$7.15

Net income per common share attributable to PCC shareholders—diluted:
Net income per share from continuing operations	$6.50	$7.37	$6.82
Net (loss) income per share from discontinued operations	(0.01)	0.06	0.22

Net income per share (diluted)	$6.49	$7.43	$7.04

Average common shares outstanding:
Basic	140.7	139.4	138.1

Diluted	142.1	140.6	140.2

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	March 28, 2010	March 29, 2009
Assets
Current assets:
Cash and cash equivalents	$112.4	$554.5
Receivables, net of allowance of $4.2 in 2010 and $7.1 in 2009	851.3	906.1
Inventories	1,440.2	1,225.7
Prepaid expenses	22.0	16.0
Income tax receivable	79.5	—
Deferred income taxes	3.7	58.8
Discontinued operations	13.0	23.6

Total current assets	2,522.1	2,784.7

Property, plant and equipment:
Land	88.6	64.5
Buildings and improvements	344.1	317.6
Machinery and equipment	1,778.0	1,545.7
Construction in progress	74.0	120.4

	2,284.7	2,048.2
Accumulated depreciation	(1,050.1)	(905.2)

Net property, plant and equipment	1,234.6	1,143.0

Goodwill	2,848.3	2,417.8
Acquired intangible assets, net	468.4	138.4
Investment in unconsolidated affiliates	372.4	—
Other assets	203.5	204.3
Discontinued operations	11.4	33.2

	$7,660.7	$6,721.4

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$15.1	$55.0
Accounts payable	583.9	600.2
Accrued liabilities	286.8	344.9
Income taxes payable	—	45.1
Discontinued operations	8.0	15.6

Total current liabilities	893.8	1,060.8

Long-term debt	234.9	250.3
Pension and other postretirement benefit obligations	284.4	328.4
Other long-term liabilities	212.2	103.5
Deferred income taxes	142.2	111.8
Discontinued operations	1.5	3.5
Commitments and contingencies (See Notes)
Shareholders’ equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2010 and 2009	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 141,883,401 and 139,873,328 shares in 2010 and 2009	141.9	139.9
Paid-in capital	1,263.8	1,112.7
Retained earnings	4,800.3	3,895.4
Accumulated other comprehensive loss	(317.2)	(288.2)

Total PCC shareholders’ equity	5,888.8	4,859.8
Non-controlling interest	2.9	3.3

Total equity	5,891.7	4,863.1

	$7,660.7	$6,721.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	March 28, 2010	March 29, 2009	March 30, 2008
Operating Activities:
Net income	$922.6	$1,044.8	$988.5
Net loss (income) from discontinued operations	2.5	(8.4)	(31.2)
Non-cash items:
Depreciation and amortization	155.2	139.4	125.2
Deferred income taxes	150.9	116.9	41.1
Stock-based compensation expense	41.1	38.1	32.0
Excess tax benefits from share-based payment arrangements	(23.1)	(11.5)	(43.2)
Other non-cash adjustments	2.1	8.0	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	130.9	124.7	(176.2)
Inventories	(120.5)	(181.4)	(59.9)
Other current assets	(84.7)	6.5	3.6
Payables, accruals and income taxes payable	(83.8)	(162.6)	94.0
Pension and other post retirement benefit plans	(184.4)	8.6	(39.8)
Other non-current assets and liabilities	6.0	(29.2)	(57.2)
Net cash (used) provided by operating activities of discontinued operations	(5.0)	9.2	36.8

Net cash provided by operating activities	909.8	1,103.1	913.7

Investing Activities:
Acquisitions of businesses	(864.2)	(490.5)	(254.2)
Investment in unconsolidated affiliates	(351.0)	—	—
Capital expenditures	(169.5)	(204.5)	(224.7)
Dispositions of businesses	24.8	14.6	41.4
Other investing activities	(17.9)	11.4	10.9
Net cash provided (used) by investing activities of discontinued operations	2.0	4.9	(2.7)

Net cash used by investing activities	(1,375.8)	(664.1)	(429.3)

Financing Activities:
Net change in short-term borrowings	0.1	(0.1)	(353.1)
Net change in long-term debt	(55.4)	(49.9)	(164.5)
Common stock issued	89.0	36.7	53.6
Excess tax benefits from share-based payment arrangements	23.1	11.5	43.2
Cash dividends	(16.9)	(16.7)	(16.6)
Net cash used by financing activities of discontinued operations	(1.0)	(0.9)	(0.7)

Net cash provided (used) by financing activities	38.9	(19.4)	(438.1)

Effect of exchange rate changes on cash and cash equivalents	(15.0)	(86.4)	24.6

Net (decrease) increase in cash and cash equivalents	(442.1)	333.2	70.9
Cash and cash equivalents at beginning of year	554.5	221.3	150.4

Cash and cash equivalents at end of year	$112.4	$554.5	$221.3

Supplemental Disclosures
Cash paid during the year for:
Interest	$15.4	$18.2	$52.3
Income taxes, net of refunds received	$405.6	$414.0	$402.2
Non-cash investing and financing activities:
Debt assumed in connection with business acquisition	$—	$1.6	$0.3
Dividends declared but not paid	$4.3	$4.2	$4.2

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity and Comprehensive Income

	PCC Shareholders					Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income
(In millions, except per share data)	Shares	Amount
Balance at April 1, 2007	137.2	$137.2	$878.5	$1,903.2	$(82.7)	$3.3	$2,839.5
Common stock issued pursuant to stock plans	1.8	1.8	63.2	—	—	—	65.0
Stock-based compensation expense	—	—	31.7	—	—	—	31.7
Tax benefit from stock-based compensation	—	—	43.2	—	—	—	43.2
Cumulative effect adjustment due to the adoption of FIN 48	—	—	—	(0.5)		—	(0.5)
Cash dividends ($0.12 per share)	—	—	—	(16.6)	—	—	(16.6)
Net income	—	—	—	987.3	—	1.2	988.5	$988.5
Unrealized translation adjustments	—	—	—	—	50.9	—	50.9	50.9
Unrecognized gains on derivatives:
Periodic revaluations, net of $(0.3) tax benefit	—	—	—	—	0.1	—	0.1	0.1
Reclassified to income, net of $(2.1) tax benefit	—	—	—	—	(4.1)	—	(4.1)	(4.1)
Pension and postretirement obligations, net of $29.6 tax expense	—	—	—	—	51.8	—	51.8	51.8
Noncontrolling interest	—	—	—	—	—	(0.5)	(0.5)

Balance at March 30, 2008	139.0	139.0	1,016.6	2,873.4	16.0	4.0	4,049.0	$1,087.2

Common stock issued pursuant to stock plans	0.9	0.9	35.8	—	—	—	36.7
Stock-based compensation expense	—	—	48.8	—	—	—	48.8
Tax benefit from stock-based compensation	—	—	11.5	—	—	—	11.5
Cash dividends ($0.12 per share)	—	—	—	(16.7)	—	—	(16.7)
Net income	—	—	—	1,044.5	—	0.3	1,044.8	$1,044.8
Unrealized translation adjustments	—	—	—	—	(278.0)	—	(278.0)	(278.0)
Unrecognized gains on derivatives:
Periodic revaluations, net of $(0.2) tax benefit	—	—	—	—	5.1	—	5.1	5.1
Reclassified to income, net of $(3.8) tax benefit	—	—	—	—	(8.0)	—	(8.0)	(8.0)
Pension and postretirement obligations, net of $(19.2) tax benefit	—	—	—	—	(23.3)	—	(23.3)	(23.3)
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of $(3.4) tax benefit	—	—	—	(5.8)	—	—	(5.8)
Noncontrolling interest	—	—	—	—	—	(1.0)	(1.0)

Balance at March 29, 2009	139.9	139.9	1,112.7	3,895.4	(288.2)	3.3	4,863.1	$740.6

Common stock issued pursuant to stock plans	2.0	2.0	87.0	—	—	—	89.0
Stock-based compensation expense	—	—	42.2	—	—	—	42.2
Tax benefit from stock-based compensation	—	—	21.9	—	—	—	21.9
Cash dividends ($0.12 per share)	—	—	—	(16.9)	—	—	(16.9)
Net income	—	—	—	921.8	—	0.8	922.6	$922.6
Unrealized translation adjustments	—	—	—	—	43.3	—	43.3	43.3
Unrecognized losses on derivatives:
Periodic revaluations, net of $3.0 tax expense	—	—	—	—	4.5	—	4.5	4.5
Reclassified to income, net of $(1.4) tax benefit	—	—	—	—	4.3	—	4.3	4.3
Pension and postretirement obligations, net of $(38.8) tax benefit	—	—	—	—	(81.1)	—	(81.1)	(81.1)
Noncontrolling interest	—	—	—	—	—	(1.2)	(1.2)

Balance at March 28, 2010	141.9	$141.9	$1,263.8	$4,800.3	$(317.2)	$2.9	$5,891.7	$893.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS

(In millions, except option share and per share data)

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Precision Castparts Corp. (“PCC”, the “Company”, or “we”) and subsidiaries after elimination of intercompany accounts and transactions. Subsidiaries include majority-owned companies and other companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under accounting principles generally accepted in the United States of America (“GAAP”). Investments in affiliated companies are accounted for using the equity method when PCC has a non-controlling ownership interest between twenty and fifty percent; and investments are accounted for using the cost method when PCC has a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to our continuing operations. Our fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 5 to 15 years for machinery and equipment and 3 to 5 years for computer hardware and software. Depreciation expense was $142.6 million, $128.0 million and $120.0 million in fiscal 2010, 2009 and 2008, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.

Goodwill and acquired intangible assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames, backlog and long term customer relationships that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with goodwill and other intangible assets accounting guidance. Goodwill and intangible assets with indefinite lives are tested for impairment at a minimum each fiscal year in the second quarter, or when impairment indicators exist, using the guidance and criteria described in the standard. This testing compares the carrying values of each intangible asset or reporting unit to estimated fair values. If the carrying value of these assets is in excess of estimated fair value, the carrying value is reduced to their estimated fair value or, in the case of goodwill, implied fair value.

Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1 to 19 years; proprietary technology, 15 years; tradenames, 15 years; long-term customer relationships, 1 to 12 years; and backlog, 0 to 3 years.

Long-lived assets

Long-lived assets held for use are subject to an impairment assessment upon certain triggering events. If the carrying value is no longer recoverable based upon the undiscounted future cash flows, an impairment is recorded for the difference between the carrying amount and the fair value of the asset. Long-lived assets considered held for sale are stated at the lower of carrying value or fair value less the cost to sell.

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

Environmental costs

The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no estimated amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at March 28, 2010 and March 29, 2009 were $75.6 million and $83.4 million, respectively.

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

Financial instruments

Our financial instruments include cash and cash equivalents, accounts receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term bank debt approximate fair value. Fair value of long-term debt is based on quoted market prices or estimated using our borrowing rate at year-end for similar types of borrowing arrangements. Refer to Note 6—Fair Value of Financial Instruments.

At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of natural gas and strategic raw materials. We have controls in place that limit the use of derivative financial instruments and ensure that all such transactions receive appropriate management attention.

We account for derivatives pursuant to derivative instruments and hedging activities accounting guidance. This guidance requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge designated changes in fair value or cash flows.

Derivative financial instruments in place at year-end included hedges to manage the risk of changes in foreign currency exchange rates in certain of our operations. At March 28, 2010, and March 29, 2009, there was no material off-balance-sheet risk from financial instruments. We do not hold or issue financial instruments for speculative purposes.

Stock-based compensation

We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. Our stock-based employee compensation plans are described more fully in Note 17—Stock-based compensation plans. We recognize the compensation costs related to stock options on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Income Taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Tax benefits arising from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Retirement and Other Postretirement Benefit Plans

We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering less than 30% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the U.S. plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx long-term bond index was used as the basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2010, 2009 and 2008, we made voluntary contributions to pension plans totaling $192.6 million, $8.0 million and $63.0 million, respectively.

We have historically used a December 31 measurement date for our pension and postretirement plans. Effective March 29, 2009, we measured plan assets and obligations as of the end of our fiscal year, eliminating the use of the option to measure up to three months prior to the financial statement date. As a result of the adoption of the change in measurement date, we recorded a decrease to the ending balance of retained earnings as of March 29, 2009 of $5.8 million after tax.

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

2. Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance was effective for the Company in the fourth quarter of fiscal 2010, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective in the fourth quarter of fiscal 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This guidance will be effective in the first quarter of fiscal 2011. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification (“Codification”), which establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. This guidance was effective for the Company in the second quarter of fiscal 2010. The adoption did not impact our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance was effective for the Company in the fourth quarter of fiscal 2010. As the guidance only required enhanced disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on business combinations and noncontrolling interests in consolidated financial statements. This guidance introduces significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. This guidance continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. The business combinations guidance changes how business acquisitions are accounted for, including expensing acquisition costs as incurred, and will impact financial statements at the acquisition date and in subsequent periods. The noncontrolling interests guidance requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The business combinations guidance was effective for business combinations for which the acquisition date is on or after the beginning of our fiscal 2010, and was applicable to our acquisition of Carlton Forge Works and a related entity (“Carlton”) on September 30, 2009. The noncontrolling interests guidance was effective for the Company in the first quarter of fiscal 2010. The adoption of the noncontrolling interests guidance did not have a significant impact on the reporting of our consolidated financial position, results of operations, or cash flows as noncontrolling interests are not material to the financial statements.

3. Acquisitions

On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $351 million in cash, comprised of approximately $111 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of March 28, 2010 was $356.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $170 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

In addition, the following business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates.

Fiscal 2010

On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity for approximately $847 million in cash, comprised of approximately $502 million of cash on hand (reduced $3 million due to working capital adjustments) and the proceeds of approximately $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

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

Fiscal 2008

On July 5, 2007, we acquired Caledonian Alloys Group Limited (“Caledonian”) for approximately $208.1 million in cash, of which $165.1 million was paid at close, and $21.2 million ($21.5 million based on acquisition date exchange rate) was paid in the second quarter of fiscal 2009. We paid one additional contingent payment of approximately $17.3 million ($21.5 million based on acquisition date exchange rate) in the second quarter of fiscal 2010. Caledonian is a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace and industrial gas turbine (“IGT”) industries. Revert includes metal chips, casting gates, bar ends, forging flash, and other byproducts from casting, forging, and fastener manufacturing processes that can be re-melted and reused. The acquisition of Caledonian provides us with the infrastructure and capabilities needed to create a closed loop system for the retention and reuse of internally-generated revert. In addition, Caledonian provides access to new sources of material outside the Company and helps determine optimal utilization of revert streams throughout our melting operations worldwide. Headquartered in Livingston, Scotland, Caledonian operated nine revert processing facilities in six countries as of the date of acquisition. The Caledonian acquisition is a stock purchase for tax purposes and operates as part of the Forged Products segment. This transaction resulted in $149.3 million of goodwill (which is not deductible for tax purposes) and other intangibles. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

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

4. Discontinued operations

Fiscal 2010

In the fourth quarter of fiscal 2010, we decided to dispose of a small non-core business in the Fasteners Products’ segment and reclassified it to discontinued operations.

In the third quarter of fiscal 2010, we decided to divest a small non-core business in the Investment Cast Products segment and reclassified it to discontinued operations. The sale of the business was completed in the fourth quarter of fiscal 2010. The transaction resulted in a gain of approximately $11.4 million (net of tax) in fiscal 2010.

Fiscal 2009

In the third quarter of fiscal 2009, we decided to dispose of two automotive fastener operations. The decision to discontinue these automotive fastener operations resulted from their non-core nature coupled with further erosion in the automotive market. These operations have been reclassified from the Fasteners Products segment to discontinued operations in the third quarter of fiscal 2009. We recognized an impairment loss of approximately $8.7 million (net of tax) in the second quarter of fiscal 2010 related to these automotive fastener businesses held for sale due to continued erosion in the automotive market.

In the first quarter of fiscal 2009, we sold the stock of several small entities, a group of foreign operations held for sale and previously recorded as discontinued from our former Flow Technologies pumps and valves business. The transaction resulted in a net gain of approximately $3.0 million in fiscal 2009.

Fiscal 2008

In the fourth quarter of fiscal 2008, we entered into an agreement to sell a fastener business headquartered in Shannon, Ireland. The sale was completed in the second quarter of fiscal 2009, resulting in a gain of approximately $3.5 million. This business was reclassified from the Fastener Products segment to discontinued operations.

Also in the fourth quarter of fiscal 2008, we decided to sell an alloy manufacturing business located in the Czech Republic. This business primarily supplied steel ingots to Wyman-Gordon’s Grafton, Massachusetts operation. This alloy manufacturing business was reclassified from the Forged Products segment to discontinued operations and continues to be marketed.

In January 2008, we completed the sale of a business located in France that produced alloys for approximately $11.2 million. This business was held for sale since the first quarter of fiscal 2007. The sale of the business resulted in a net gain of $4.6 million in the fourth quarter of fiscal 2008.

In January 2008, we completed the sale of a specialty wire business for $30.2 million. This business was acquired in the first quarter of fiscal 2007, and was reclassified from the Forged Products segment to discontinued operations during the third quarter of fiscal 2008. The sale of the business generated a net gain of $16.3 million, of which $4.0 million was recognized in the third quarter of fiscal 2008.

These businesses each meet the criteria as a component of an entity under accounting guidance for the disposal of long-lived assets. Accordingly, any operating results of these businesses are presented in the Consolidated Statements of Income as discontinued operations, net of income tax, and all prior periods have been reclassified. The components of discontinued operations for the periods presented are as follows:

Fiscal	2010	2009	2008
Net sales	$53.0	$112.6	$197.8
Cost of goods sold	46.5	105.3	162.8
Selling and administrative expenses	6.2	5.7	17.1
Restructuring and asset impairment	11.6	0.5	—
Interest income, net	—	(0.1)	—

Net (loss) income from operations before income taxes	(11.3)	1.2	17.9
Income tax (benefit) expense	(1.4)	3.7	5.7

Net (loss) income from operations	(9.9)	(2.5)	12.2
Gain on disposal, net of tax expense (benefit) of $1.1, $(1.3), and $2.2	7.4	10.9	19.0

Net (loss) income from discontinued operations	$(2.5)	$8.4	$31.2

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	March 28, 2010	March 29, 2009
Assets of discontinued operations:
Current assets	$13.0	$23.6
Net property, plant and equipment	9.0	24.2
Other assets	2.4	9.0

	$24.4	$56.8

Liabilities of discontinued operations:
Long term debt currently due	$—	$0.5
Other current liabilities	8.0	15.1
Long term debt	—	0.5
Other liabilities	1.5	3.0

	$9.5	$19.1

5. Restructuring, asset impairment and other non-recurring charges

During the year ended March 28, 2010, we did not incur any restructuring or impairment charges. As of March 28, 2010, March 29, 2009 and March 30, 2008, accrued amounts remaining related to our restructuring plans amounted to $0, $2.1 million and $4.3 million, respectively.

Fiscal 2009

In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $11.3 million pursuant to plans to downsize operations across all segments. We had been gearing up for aerospace growth into fiscal 2010, whereas demand decreased, particularly in the casting and forging aerospace markets. The charges consisted of $9.0 million for employee severance expenses and $2.3 million for impairments and relocation expenses related with long lived assets. These restructuring plans provided for terminations of approximately 980 employees in the third and fourth quarters of fiscal 2009 and the first quarter of fiscal 2010. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $5.2 million, $3.7 million and $2.4 million, respectively, during fiscal 2009.

Fiscal 2008

During the fourth quarter of fiscal 2008, the Investment Cast Products segment recorded restructuring charges of $6.1 million, primarily for shut-down costs associated with an underutilized machining operation located in the United Kingdom.

6. Fair value of financial instruments

We estimate that the fair value of our long-term fixed rate debt instruments was $264.9 million compared to a book value of $249.3 million at March 28, 2010. At March 29, 2009, the estimated fair value of our long-term fixed rate debt instruments was $292.0 million compared to a book value of $291.2 million. The fair value of long-term debt was estimated using our borrowing rate at year-end for similar types of borrowing arrangements. The estimated fair value of our commercial paper and other miscellaneous long-term debt approximates book value.

7. Concentration of credit risk

Approximately 54 percent, 53 percent and 56 percent of our business activity was with companies in the aerospace industry in fiscal 2010, 2009 and 2008, respectively, and approximately 13.9 percent, 11.8 percent and 12.1 percent of total sales were directly to General Electric in fiscal 2010, 2009 and 2008, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers, and management considers the credit risk to be low.

8. Inventories

Inventories consisted of the following:

	March 28, 2010	March 29, 2009
Finished goods	$288.4	$243.8
Work-in-process	512.0	487.2
Raw materials and supplies	443.7	375.2

	1,244.1	1,106.2
LIFO provision	196.1	119.5

Total	$1,440.2	$1,225.7

Approximately 91 percent and 92 percent of total inventories were valued on a LIFO basis at March 28, 2010 and March 29, 2009, respectively. During fiscal 2010 and 2009, certain LIFO inventory quantities were reduced. The reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, which had the effect of decreasing cost of goods sold by approximately $4.7 million in fiscal 2010 and $2.6 million in fiscal 2009 as compared with the cost of purchases in fiscal 2010 and 2009, respectively.

9. Goodwill and acquired intangibles

We perform our annual goodwill assessment test during the second quarter of each fiscal year. For fiscal 2010 and 2009, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. There were no changes to our reporting units or triggering events during the current fiscal year requiring a goodwill impairment test in accordance with goodwill and other intangible assets accounting guidance.

The changes in the carrying amount of goodwill by reportable segment for fiscal 2010 and 2009 were as follows:

	March 30, 2008	Acquired	Currency translation and other (1)	March 29, 2009	Acquired	Currency translation and other (2)	March 28, 2010
Investment Cast Products	$342.9	$—	$(6.7)	$336.2	$—	$0.4	$336.6
Forged Products	884.4	85.2	(148.4)	821.2	400.1	28.5	1,249.8
Fastener Products	1,048.6	223.1	(11.3)	1,260.4	—	1.5	1,261.9

Total	$2,275.9	$308.3	$(166.4)	$2,417.8	$400.1	$30.4	$2,848.3

(1)	Includes final purchase price allocations of Caledonian and McWilliams acquisitions, which increased acquired intangible assets and decreased goodwill.
(2)	Includes final purchase price allocations of Hackney Ladish, Airdrome, and Fatigue acquisitions, which increased acquired intangible assets and decreased goodwill.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	March 28, 2010			March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$14.8	$(6.0)	$8.8	$14.8	$(4.2)	$10.6
Proprietary technology	2.3	(1.0)	1.3	2.3	(0.8)	1.5
Tradenames	0.4	(0.4)	—	0.4	(0.3)	0.1
Long-term customer relationships	33.0	(8.9)	24.1	28.0	(3.7)	24.3
Backlog	18.6	(10.7)	7.9	8.2	(6.6)	1.6
Revenue sharing agreements	28.9	—	28.9	—	—	—

	$98.0	$(27.0)	71.0	$53.7	$(15.6)	38.1

Unamortizable intangible assets:
Tradenames			192.6			100.3
Long-term customer relationships			204.8			—

Acquired intangibles, net			$468.4			$138.4

Amortization expense for finite-lived acquired intangible assets was $11.4 million, $9.8 million and $3.3 million for fiscal 2010, 2009 and 2008, respectively. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2011	$13.8
2012	8.4
2013	6.7
2014	6.8
2015	4.8

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

10. Accrued liabilities

Accrued liabilities consisted of the following:

	March 28, 2010	March 29, 2009
Salaries and wages payable	$130.2	$157.0
Other accrued liabilities	156.6	187.9

Total	$286.8	$344.9

11. Financing arrangements

Long-term debt is summarized as follows:

	March 28, 2010	March 29, 2009
5.60% Public notes due fiscal 2014	$200.0	$200.0
Private notes payable annually through fiscal 2015, 4.14% at March 28, 2010	43.3	91.2
Other	6.7	14.1

	250.0	305.3
Less: Long-term debt currently due	15.1	55.0

Total	$234.9	$250.3

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt
2011	$15.1
2012	14.6
2013	5.2
2014	204.9
2015	4.8
Thereafter	5.4

Total	$250.0

We have access to a $1.0 billion bank revolving credit facility (“Credit Agreement”) with a maturity date of May 2012. Our unused borrowing capacity at March 28, 2010 was $983.4 million, reduced due to a $16.6 million standby letter of credit outstanding.

We occasionally issue unsecured, short-term Commercial Paper notes (“CP”). As of March 28, 2010 and March 29, 2009, there were no amounts outstanding under the CP program. The weighted average interest rate for CP borrowings was approximately 0.4% and 2.8% during fiscal 2010 and 2009, respectively. We may issue CP in an amount not to exceed the amount available to be drawn under our Amended and Restated Credit Agreement. CP obligations are guaranteed by certain U.S. subsidiaries of the Company, as disclosed in Note 22—Condensed Consolidating Financial Information.

The Credit Agreement and Private Notes contain various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The Public Notes also contain various standard financial covenants. Our debt agreements also contain cross default provisions. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of March 28, 2010 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$3,079.9 (minimum)	$5,891.7
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	92.78:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.15:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement.

As of March 28, 2010, we were in compliance with all financial covenants of our loan agreements.

12. Income taxes

Total pre-tax income before equity in earnings of unconsolidated affiliates was:

Fiscal	2010	2009	2008
Domestic	$1,239.3	$1,346.2	$1,214.3
Foreign	170.0	228.3	233.2

Total pretax income	$1,409.3	$1,574.5	$1,447.5

The provision for income taxes consisted of the following:

Fiscal	2010	2009	2008
Current taxes:
Federal	$264.8	$347.3	$345.0
Foreign	28.8	60.8	45.4
State	35.4	35.0	31.1

	329.0	443.1	421.5
Deferred income taxes	156.6	95.0	68.7

Provision for income taxes	$485.6	$538.1	$490.2

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at March 28, 2010, were approximately $709 million. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2010	2009	2008
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	2.0%	1.8%	1.7%
Domestic manufacturing deduction	(1.3)%	(1.5)%	(1.6)%
Earnings taxed at different rates in foreign jurisdictions	(1.4)%	(0.8)%	(1.0)%
Other	0.2%	(0.3)%	(0.2)%

Effective rate	34.5%	34.2%	33.9%

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

Significant components of our deferred tax assets and liabilities were as follows:

	March 28, 2010	March 29, 2009
Deferred tax assets arising from:
Expense accruals and reserves	$73.8	$100.1
Acquired revenue sharing agreement liabilities	34.0	—
Stock options	24.6	21.2
Post-retirement benefits other than pensions	97.0	75.5
Net operating and capital loss carryforwards	50.9	52.6
Tax credit carryforwards	17.4	17.2
Inventory reserves	—	6.0
Valuation allowances	(60.6)	(63.8)

Gross deferred tax assets	237.1	208.8

Deferred tax liabilities arising from:
Depreciation/amortization	(175.8)	(140.2)
Goodwill	(113.5)	(75.9)
Inventory basis differences	(34.6)	(11.4)
Pension accruals	(51.7)	(34.3)

Gross deferred tax liabilities	(375.6)	(261.8)

Net deferred tax liabilities	$(138.5)	$(53.0)

The valuation allowances for deferred tax assets as of March 28, 2010 were $60.6 million. The net change for total valuation allowances for the year ended March 28, 2010 was a decrease of $3.2 million, including a $2.3 million increase from foreign currency losses and a $5.5 million decrease from U.S. capital losses utilized. As of March 28, 2010, we had net operating loss and tax credit carryforward benefits of approximately $17.5 million that expire in the fiscal years ending March 2011 through March 2031. For financial reporting purposes, valuation allowances of $17.1 million were recognized to offset the deferred tax asset relating to those carryforward benefits.

Uncertain Tax Positions

The following table summarizes the activity related to our reserve for unrecognized tax benefits:

	March 28, 2010	March 29, 2009	March 30, 2008
Beginning Balance	$28.5	$29.6	$34.5
Gross increases related to prior period tax positions	24.7	2.2	9.0
Gross decreases related to prior period tax positions	(21.9)	(2.4)	(2.0)
Gross increases related to current period tax positions	3.7	3.9	—
Decrease related to settlements with tax authorities	(9.3)	(3.9)	(11.2)
Expiration of the statute of limitations for assessment of taxes	(0.3)	(0.9)	(0.7)

Ending Balance	$25.4	$28.5	$29.6

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the year ended March 28, 2010, the amount of interest and penalties we recognized as a tax benefit was $0.8 million. During the years ended March 29, 2009 and March 30, 2008, the amount of interest and penalties we recognized as tax expense in each year was immaterial. The reserve for uncertain tax positions as of March 28, 2010 and March 29, 2009 included an accrual for interest and penalties of $0.8 million and $4.1 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of March 28, 2010, the U.S. Internal Revenue Service has completed examination of tax years through April 3, 2005, and we are no longer subject to examination in the United Kingdom for fiscal years prior to 2005. For other state, local, and foreign jurisdictions, with few exceptions, the statutes of limitation are closed for all tax years through March 31, 2004.

Included in the reserve for uncertain tax positions at March 28, 2010 and March 29, 2009 are $10.2 million and $8.4 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0 to $0.8 million. The tax matters associated with these uncertain tax positions primarily relate to U.S. federal tax issues such as the extraterritorial income exclusion. These matters will be examined by various U.S., foreign, and state jurisdictions; however, we cannot predict the timing or ultimate outcome of these matters.

13. Earnings per share

Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

Fiscal	2010	2009	2008
Amounts attributable to PCC shareholders:
Net income from continuing operations	$924.3	$1,036.1	$956.1
Net (loss) income from discontinued operations	(2.5)	8.4	31.2

Net income attributable to PCC shareholders	$921.8	$1,044.5	$987.3

Fiscal	2010	2009	2008
Weighted average shares outstanding-basic	140.7	139.4	138.1
Effect of dilutive stock-based compensation plans	1.4	1.2	2.1

Weighted average shares outstanding-diluted	142.1	140.6	140.2

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option, phantom stock and employee stock purchase plans computed using the treasury stock method.

Options to purchase 1.5 million, 1.4 million and 0.5 million shares of common stock were outstanding during fiscal 2010, 2009 and 2008, respectively, and were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

14. Fair value measurements

Fair value guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Cash equivalents	$31.6	$—	$—	$31.6
Foreign exchange contracts	$—	$5.4	$—	$5.4
Liabilities:
Foreign exchange contracts	$—	$2.9	$—	$2.9

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 29, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Cash equivalents	$184.9	$—	$—	$184.9
Foreign exchange contracts	$—	$6.5	$—	$6.5
Liabilities:
Foreign exchange contracts	$—	$14.8	$—	$14.8

Cash equivalents consist of money market funds, as well as other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2010 and 2009.

Foreign exchange contracts consist of foreign currency forward contracts accounted for as either cash flow hedges or fair value hedges. Cash flow hedges are used to hedge the variability in cash flows from forecasted receipts or expenditures denominated in currencies other than the functional currency. Fair value hedges are used to hedge against the risk of change in the fair value of sales and purchase commitments denominated in foreign currencies attributable to fluctuations in exchange rates.

Foreign exchange contracts’ value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.

15. Commitments and contingencies

We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 28, 2010 are as follows:

Fiscal Year
2011	$19.7
2012	15.8
2013	12.1
2014	8.1
2015	6.0
Thereafter	4.8

Total	$66.5

Total rent expense for all operating leases was $22.2 million, $24.0 million and $22.6 million for fiscal 2010, 2009 and 2008, respectively.

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.

In the ordinary course of business, we warrant that our products will conform to contractually established standards and tolerances over various time periods. The warranty accrual as of March 28, 2010 and March 29, 2009, and the change in the accrual for fiscal 2010, 2009 and 2008, is not material to our consolidated financial position, results of operations or cash flows.

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

16. Shareholders’ equity

Authorized shares of common stock, with no par value and $1 stated value, consisted of 450.0 million shares at March 28, 2010 and March 29, 2009. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at March 28, 2010 and March 29, 2009.

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

17. Stock-based compensation plans

We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements over the vesting period, with the cost measured based on the estimated fair value of the equity or liability instruments issued.

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

Stock option awards

The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all stock option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $32.3 million, $35.1 million, and $25.0 million for fiscal 2010, 2009 and 2008, respectively.

Deferred stock unit awards

The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $125,000 in fiscal 2010 and $100,000 in fiscal 2009 and 2008 divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. At the time of the annual grant, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs during the year. The value of the dividends is divided by the closing price of PCC common stock to determine the number of units granted. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $0.7 million, $0.6 million, and $0.5 million for fiscal 2010, 2009 and 2008, respectively.

Employee stock purchase plan

We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $7.3 million, $7.3 million, and $6.7 million for fiscal 2010, 2009 and 2008, respectively.

Deferred compensation plan

We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at March 28, 2010 and March 29, 2009 of approximately $62.7 million and $51.1 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets. As described below, at March 28, 2010 and March 29, 2009, there was $7.6 million and $5.8 million, respectively, of deferred compensation related to Phantom Stock Units included in additional paid-in capital.

One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Effective March 20, 2009, the deferred compensation plan was amended such that payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock. Under the amended plan, Phantom Stock Units are accounted for as equity awards. The stock based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. The market value of Phantom Stock Units on March 20, 2009 of $5.8 million was reclassified from a long-term liability to paid-in capital. Previously, payment of investments in Phantom Stock Units following retirement or termination of employment was made in either cash or shares of PCC common stock, at the individual’s election. Phantom Stock Units were accounted for as liability awards through March 20, 2009. In addition, current retirees with Phantom Stock Units receiving payments under the deferred compensation plan continue to be accounted for as liability awards as they were grandfathered under the former plan. The change in market value of Phantom Stock Units accounted for as liability awards are recognized in the consolidated statement of income. We recognized expense of approximately $0.8 million in fiscal 2010. Due to the decline in the fair value of PCC common stock during the respective fiscal years, we recognized income of approximately $4.9 million and $0.2 million in fiscal 2009 and 2008.

The total amount of cash received from the exercise of stock options was $67.4 million, $15.6 million, and $40.1 million in fiscal 2010, 2009 and 2008, respectively. The related tax benefit was $30.0 million, $12.7 million, and $47.3 million in fiscal 2010, 2009 and 2008, respectively.

The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2011 to fiscal 2020. At March 28, 2010, approximately 5,503,000 stock incentive plan shares were available for future grants.

There were approximately 390,000 shares issued under the 2008 ESPP during the year ended March 28, 2010. At March 28, 2010, there were approximately 2,193,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

Fiscal	2010	2009	2008
Cost of good sold	$12.7	$13.4	$11.1
Selling and administrative expenses	28.4	24.7	20.9

Stock-based compensation before income taxes	41.1	38.1	32.0
Income tax benefit	(12.4)	(11.4)	(9.7)

Total stock-based compensation expense after income taxes	$28.7	$26.7	$22.3

No stock-based compensation expense was capitalized as of March 28, 2010 or March 29, 2009 as it was not material. As of March 28, 2010, we had $78.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 2.9 years.

The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2010	2009	2008
Stock option plans:
Risk-free interest rate	1.9%	1.9%	2.2%
Expected dividend yield	0.1%	0.2%	0.1%
Expected volatility	43.8%	39.8%	37.1%
Expected life (in years)	2.7–4.4	2.7–4.4	2.7–4.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.4%	1.9%	1.6%
Expected dividend yield	0.2%	0.1%	0.1%
Expected volatility	40.4%	33.3%	37.1%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate, and we use 4-year historical volatility for stock option plans and 1-year historical volatility for the Employee Stock Purchase Plan as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2010	2009	2008
Stock option plans:
Grant date fair value per share	$37.25	$19.34	$46.65
Total fair value of awards granted	$51.8	$36.3	$52.4
Total intrinsic value of options exercised	$93.4	$36.7	$141.0
Employee Stock Purchase Plan:
Grant date fair value per share	$21.68	$23.32	$21.98
Total fair value	$7.3	$7.3	$6.7

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2007	5,927,000	$40.05	7.67	$181.6
Granted	1,124,000	139.32
Exercised	(1,404,000)	28.54
Forfeited or expired	(202,000)	58.22

Outstanding at March 30, 2008	5,445,000	62.67	7.45	358.4
Granted	1,878,000	58.04
Exercised	(499,000)	31.03
Forfeited or expired	(273,000)	82.86

Outstanding at March 29, 2009	6,551,000	62.67	7.29	89.1
Granted	1,384,000	101.89
Exercised	(1,618,000)	41.64
Forfeited or expired	(266,000)	90.68

Outstanding at March 28, 2010	6,051,000	76.21	7.42	303.0

Vested or expected to vest at March 29, 2009 (1)	5,568,000	60.12	7.06	85.3
Vested or expected to vest at March 28, 2010 (1)	3,036,000	87.36	8.71	117.3
Exercisable at March 29, 2009	3,122,000	47.89	5.69	75.2
Exercisable at March 28, 2010	2,686,000	62.12	5.77	173.5

(1)	Represents outstanding options reduced by expected forfeitures

18. Accumulated other comprehensive loss

Comprehensive income is the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive loss were as follows (net of tax):

Fiscal	2010	2009
Cumulative unrealized foreign currency translation losses	$(76.8)	$(120.1)
Pension and postretirement obligations	(242.7)	(161.6)
Unrecognized gain (loss) on derivatives	2.3	(6.5)

Accumulated other comprehensive loss	$(317.2)	$(288.2)

19. Derivatives and hedging activities

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

Cash flow hedges

We have exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. For these cash flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive loss. The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive loss are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively.

As of March 28, 2010, $3.2 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of March 28, 2010, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is fifteen months. The amount of net notional foreign exchange contracts outstanding as of March 28, 2010 was approximately $315 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of March 28, 2010:

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$5.4	Accounts payable	$2.9

The following table presents the effect of derivatives not designated as hedging instruments in the consolidated statement of income for the year ended March 28, 2010:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		3/28/10	3/29/09
Foreign exchange contracts	Selling and administrative expense	$(12.4)	$12.4

The following table presents the effect of derivatives designated as hedging instruments in the consolidated statement of income for the year ended March 28, 2010:

Derivatives designated as hedging instruments	Derivatives in Cash Flow Hedging Relationships				Derivatives in Fair Value Hedging Relationships		Total Amount of Gain (Loss) Recognized in Pre-tax Income
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign exchange contracts	$3.1	Net sales	$(1.1)	$(0.3)	$—	$—	$(1.4)
		Cost of goods sold	1.7	2.3	—	—	4.0
		Selling and administrative expense	(0.4)	0.5	—	—	0.1
		Interest income	—	0.8	—	—	0.8

	$3.1	Total Pre-Tax	$0.2	$3.3	$—	$—	$3.5

The following table presents the effect of derivative instruments in the consolidated statement of income for the year ended March 29, 2009:

Derivatives designated as hedging instruments	Derivatives in Cash Flow Hedging Relationships				Fair Value Hedging Relationships		Total Amount of Gain (Loss) Recognized in Pre-tax Income
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Foreign exchange contracts	$(8.8)	Net sales	$(15.6)	$—	$—	$—	$(15.6)
		Cost of goods sold	2.4	—	—	—	2.4
		Selling and administrative expense	1.1	(0.2)	—	—	0.9
		Interest income	—	1.5	—	—	1.5

	$(8.8)	Total Pre-Tax	$(12.1)	$1.3	$—	$—	$(10.8)

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

Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2010	2009	2010	2009
Change in plan assets:
Beginning fair value of plan assets	$1,169.5	$1,521.0	$—	$2.0
Actual return on plan assets	162.8	(105.3)	—	—
Adjustment from curtailment	0.9	—	—	—
Company contributions	211.8	23.3	11.2	17.5
Plan participants’ contributions	2.7	3.9	—	—
Benefits paid	(80.7)	(81.6)	(11.2)	(19.5)
Exchange rate and other	6.2	(191.8)	—	—

Ending fair value of plan assets	$1,473.2	$1,169.5	$—	$—

Change in projected benefit obligations:
Beginning projected benefit obligations	$1,259.9	$1,525.8	$122.7	$133.2
Service cost	30.0	33.4	1.3	1.6
Interest cost	86.6	82.8	8.5	8.2
Plan participants’ contributions	2.7	3.9	—	—
Amendments/curtailments	1.1	4.8	—	(3.4)
Actuarial losses (gains)	188.5	(154.2)	9.0	(1.3)
Benefits paid	(80.7)	(81.6)	(11.2)	(18.0)
Adjustment due to change in measurement date	—	29.1	—	2.4
Exchange rate and other	2.2	(184.1)	—	—

Ending projected pension and postretirement benefit obligations	$1,490.3	$1,259.9	$130.3	$122.7

Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(17.1)	$(90.4)	$(130.3)	$(122.7)

Amounts recognized in the balance sheets:
Noncurrent asset	$89.9	$78.1	$—	$—
Current liabilities	(4.7)	(4.9)	(10.8)	(11.3)
Noncurrent liabilities	(102.3)	(163.6)	(119.5)	(111.4)

Net amount recognized	$(17.1)	$(90.4)	$(130.3)	$(122.7)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$340.1	$225.6	$18.9	$10.5
Prior service cost (benefit)	19.7	22.8	(6.0)	(6.6)

Net amount recognized, before tax effect	$359.8	$248.4	$12.9	$3.9

Of the total amounts included in accumulated other comprehensive loss as of March 28, 2010, we estimate that we will recognize amortization of the following amounts as components of net periodic pension and postretirement benefit cost in fiscal 2011: net loss of $19.6 million; prior service cost of $2.4 million; and transition obligation of $0.2 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. Amounts related to such plans are as follows: aggregate projected benefit obligation of $143.4 million; aggregate accumulated benefit obligation of $118.9 million; and aggregate fair value of plan assets of $36.4 million.

Components of net periodic pension cost

The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2010	2009	2008
Service cost	$31.7	$35.1	$38.5
Interest cost	86.6	82.8	84.4
Expected return on plan assets	(104.6)	(101.5)	(104.4)
Amortization of prior service cost/curtailment gain	4.1	4.1	2.9
Amortization of transition asset	0.2	0.2	0.3
Unrecognized net actuarial loss	12.6	4.1	12.3

Net periodic pension cost	$30.6	$24.8	$34.0

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2010	2009	2008
Service cost	$1.3	$1.6	$1.7
Interest cost	8.5	8.2	7.9
Amortization of prior service cost/curtailment gain	(0.7)	0.8	(0.4)
Unrecognized net actuarial loss	0.7	—	—

Net postretirement benefit cost	$9.8	$10.6	$9.2

The expense related to employer contributions to our 401(k) savings plans was $14.4 million, $16.2 million and $13.3 million in fiscal 2010, 2009 and 2008, respectively.

Components of amounts recognized in other comprehensive income:

The changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”) for our pension plans consisted of the following:

Fiscal	2010	2009	2008
Net actuarial loss (gain)	$114.6	$75.7	$(74.1)
Amortization of net actuarial loss	(0.4)	(6.1)	(12.3)
Prior service cost	0.7	7.00	—
Amortization of prior service cost	(3.6)	(4.1)	(2.9)
Amortization of transition obligation	(0.2)	(0.2)	(0.2)
Adjustment due to change in measurement date	—	(2.3)	—
Exchange rate	0.3	(21.6)	2.9

Total recognized in OCI	$111.4	$48.4	$(86.6)

The changes in plan assets and benefit obligations recognized in other comprehensive income for our post retirement benefit plans consisted of the following:

Fiscal	2010	2009	2008
Net actuarial loss (gain)	$8.4	$(1.5)	$4.8
Amortization of net actuarial gain	—	—	0.1
Prior service cost	—	(3.4)	—
Amortization of prior service cost	0.6	(0.8)	0.3
Adjustment due to change in measurement date	—	(0.2)	—

Total recognized in OCI	$9.0	$(5.9)	$5.2

Weighted-average assumptions

The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2010 and 2009 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2010	2009	2010	2009
Discount rate	6.25%	7.25%	6.25%	7.25%
Rate of compensation increase	3.25%	3.50%	3.25%	3.50%

Non-U.S. Plans			Pension Benefits
Fiscal			2010	2009
Discount rate			5.83%	6.68%
Rate of compensation increase			3.43%	3.43%

As of March 28, 2010, the projected U.S. pension benefit obligation was $967.9 million and the non-U.S. pension benefit obligation was $522.4 million.

The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2010, 2009 and 2008 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2010	2009	2008	2010	2009	2008
Discount rate	7.25%	6.50%	6.00%	7.25%	6.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.50%	3.50%	3.25%	3.50%	3.50%	3.25%

Non-U.S. Plans				Pension Benefits
Fiscal				2010	2009	2008
Discount rate				6.68%	5.96%	5.22%
Expected return on plan assets				7.50%	7.50%	7.50%
Rate of compensation increase				3.43%	3.69%	3.22%

For the year ended March 28, 2010, our U.S. net periodic pension cost was $30.9 million and our non-U.S. net periodic benefit income was $0.3 million.

Health care trend rates

The health care cost trend rates used in fiscal 2010 and 2009 were as follows:

	Other Postretirement Benefits
Fiscal	2010	2009
Health care cost trend assumed for next year	8.47%	9.12%
Ultimate trend rate	4.30%	4.30%
Year ultimate rate is reached	2083	2084

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	$2.8	$(2.7)

During fiscal 2010, we contributed $211.8 million to the defined benefit pension plans, of which $192.6 million was voluntary. In addition, we contributed $11.2 million to the other postretirement benefit plans during fiscal year 2010. We expect to contribute approximately $112.5 million to the defined benefit pension plans in fiscal 2011, of which $103.7 million is voluntary. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal year 2011.

Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2011	$89.5	$10.8
2012	74.9	10.8
2013	78.0	10.7
2014	81.3	10.5
2015	84.5	10.5
2016-2019	481.5	51.3

Plan asset allocations

The Company’s asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term while minimizing the volatility of the plans’ funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification. The asset categories are described below, along with the investment level classification under fair value guidance as defined in Note 14—Fair Value Measurements:

Public Equity Securities (Long/Hedged)

Long equity investments consist of publicly traded equity securities that are well diversified across managers, styles, sectors and countries. Hedged equity investments typically add short positions in equities or equity futures in order to generate absolute returns regardless of equity market direction. Public equity investments made directly through managed (separate) account structures and valued based upon closing prices reported in the active trading markets are classified as Level 1. Equity investments made indirectly via liquid pooled funds valued at the net asset value (NAV) of the fund are classified as Level 2.

Private Equity

Private equity investments consist of investments in limited partnerships or commingled vehicles with managers who purchase interests in non-public companies. These may be described as venture capital, early stage, special situations or restructuring funds. Private equity funds typically have low liquidity, a 10 year or longer investment commitment, and valuation methodologies that require the use of significant unobservable inputs. Private equity investments are classified as Level 3.

Absolute Return (Market Sectors/Arbitrage)

Absolute return strategies are investments with managers who seek specified levels of absolute returns with minimal correlation to market movements. Absolute return managers typically invest in futures, forwards or options on a variety of asset classes. Market sector strategies seek to capitalize on movements in commodity, currency, interest rate and/or other traditional markets while arbitrage strategies focus on credit, volatility or other alternative asset classes. Investments are typically made in limited partnerships and classified Level 2 when funds offer regular liquidity at fund NAVs and reported values are based on significant observable inputs. All other investments are classified as Level 3.

Royalty Investments

Royalty investments are made through a limited partnership which purchases income-producing royalties derived from sales of pharmaceutical products. Valuation of the fund is determined from an independent appraisal process whereby significant observable inputs are used in determining the fund’s NAV. Liquidity is typically arranged in the secondary market with trades occurring at the most recent published NAV. Royalty investments are classified as Level 2.

Fixed Income (Investment/Non-Investment Grade)

Fixed income investments consist of public and private fixed income securities of U.S. and non-U.S. government and corporate issuers and fixed income mutual funds. Fixed income investments made directly through managed (separate) account structures and valued based upon closing prices reported in the active trading markets are classified as Level 1. Fixed income investments made indirectly via liquid pooled funds valued at the NAV of the fund are classified as Level 2.

Cash/Other

Cash and other investments include highly liquid money market securities, demand deposits and other cash equivalents.

The table below sets forth our target asset allocation for fiscal 2010 and the actual allocations at March 28, 2010 and March 29, 2009:

	Target Allocation 2010	Actual Allocation 3/28/2010	Actual Allocation 3/29/2009
Equity	25-60%	38%	47%
Fixed Income	5-50%	25%	19%
Absolute Return	5-40%	23%	19%
Royalties	0-15%	9%	10%
Cash/Other	1-10%	5%	5%

Total		100%	100%

The fair value of our pension plan assets at March 28, 2010 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$206.3	$48.3	$—	$254.6
Hedged	51.5	140.0	—	191.5
Private Equity / Venture Capital	—	—	110.4	110.4

Total Equity	257.8	188.3	110.4	556.5
Absolute Return:
Market Sectors	—	161.2	—	161.2
Arbitrage	—	172.1	12.2	184.3

Total Absolute Return	—	333.3	12.2	345.5
Royalties	—	137.5	—	137.5
Fixed Income:
Investment Grade	259.9	31.5	—	291.4
Non-Investment Grade	—	73.0	—	73.0

Total Fixed Income	259.9	104.5	—	364.4
Cash/Other	69.1	0.2	—	69.3

Total	$586.8	$763.8	$122.6	$1,473.2

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 28, 2010:

Investment	Balance at March 29, 2009	Realized / Unrealized Gain / (Loss)	Contributions	Transfers Into / (Out of) Level 3	Balance at March 28, 2010
Private Equity / Venture Capital	$94.6	$4.4	$11.4	$—	$110.4
Arbitrage	12.5	(0.8)	0.5	—	12.2

Total	$107.1	$3.6	$11.9	$—	$122.6

21. Segment information

Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. The Investment Cast Products and Forged Products segments are each comprised of two or more operating segments, which are aggregated in accordance with segment disclosure guidance in our determination of reportable segments.

Investment Cast Products

The Investment Cast Products segment manufactures investment castings, or provides related investment casting materials and alloys, for aircraft engines, industrial gas turbine engines, airframes, armaments, medical prostheses and other industrial applications.

Forged Products

The Forged Products segment manufactures forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power markets, or manufactures metal alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and reusing them in casting, forging, and fastener manufacturing processes. The Forged Products segment also produces seamless pipe for the power and the oil and gas industries.

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

Fiscal	2010	2009	2008
Net sales:
Investment Cast Products	$1,851.3	$2,272.1	$2,137.9
Forged Products	2,283.0	2,978.4	3,168.1
Fastener Products	1,352.3	1,550.7	1,412.6

Consolidated net sales	$5,486.6	$6,801.2	$6,718.6

Intercompany sales (1):
Investment Cast Products (2)	$199.1	$251.5	$111.4
Forged Products (3)	703.4	836.0	642.4
Fastener Products (4)	84.9	110.2	110.5

Total intercompany sales	$987.4	$1,197.7	$864.3

Segment operating income (loss):
Investment Cast Products	$560.0	$582.7	$517.4
Forged Products	529.7	652.9	699.5
Fastener Products	439.3	459.1	373.6
Corporate expense	(106.6)	(98.5)	(94.6)

Total segment operating income	1,422.4	1,596.2	1,495.9
Restructuring and asset impairment	—	11.3	6.1
Interest expense, net	13.1	10.4	42.3

Consolidated income before income taxes and equity in earnings of unconsolidated affiliates	$1,409.3	$1,574.5	$1,447.5

Total assets:
Investment Cast Products	$1,190.8	$1,214.4	$1,269.3
Forged Products (5)	4,040.4	2,661.7	2,518.0
Fastener Products	2,064.4	2,081.6	1,860.4
Corporate (6)	340.8	707.3	307.5
Discontinued operations	24.3	56.4	94.9

Consolidated total assets	$7,660.7	$6,721.4	$6,050.1

Depreciation and amortization expense:
Investment Cast Products	$35.7	$33.1	$31.2
Forged Products	75.2	64.7	52.5
Fastener Products	37.7	37.0	37.0
Corporate	6.6	4.6	4.5

Consolidated depreciation and amortization expense	$155.2	$139.4	$125.2

Capital expenditures:
Investment Cast Products	$28.5	$60.5	$65.4
Forged Products	81.7	109.7	116.6
Fastener Products	16.8	33.2	29.2
Corporate	42.5	1.1	13.5

Consolidated capital expenditures	$169.5	$204.5	$224.7

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
(2)	Investment Cast Products: Includes intersegment sales of $24.1 million, $24.0 million and $27.1 million for fiscal 2010, 2009 and 2008, respectively.
(3)	Forged Products: Includes intersegment sales of $64.1 million, $75.6 million and $41.0 million for fiscal 2010, 2009 and 2008, respectively.

(4)	Fastener Products: Includes intersegment sales of $2.3 million, $3.3 million and $2.3 million for fiscal 2010, 2009 and 2008, respectively.
(5)	Forged Products assets include $370.1 million in fiscal 2010 and $0 in fiscal 2009 and 2008, related to the investment in unconsolidated affiliates.
(6)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment, deferred income taxes and other assets.

Net direct sales to General Electric were 13.9 percent, 11.8 percent and 12.1 percent of total sales in fiscal 2010, 2009 and 2008, respectively, as follows:

Fiscal	2010	2009	2008
Investment Cast Products	$494.5	$524.1	$474.7
Forged Products	243.6	244.9	305.7
Fastener Products	26.7	35.3	31.8

	$764.8	$804.3	$812.2

No other customer directly accounted for more than 10 percent of net sales.

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

Fiscal	2010	2009	2008
United States	$4,497.5	$5,511.8	$5,359.6
United Kingdom	673.4	866.3	922.4
Other countries	315.7	423.1	436.6

Net sales	$5,486.6	$6,801.2	$6,718.6

United States	$1,448.6	$1,009.8	$924.4
United Kingdom	158.8	152.0	166.4
Other countries	110.4	103.0	123.8
Assets of discontinued operations	9.0	24.2	36.0

Total tangible long-lived assets	$1,726.8	$1,289.0	$1,250.6

22. Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in 2013, as well as our private notes, bank credit facilities and CP. The following condensed consolidating financial information presents, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of March 28, 2010 and March 29, 2009, statements of income and statements of cash flows for the fiscal years ended March 28, 2010, March 29, 2009, and March 30, 2008. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company, Precision Castparts Corp., had positive cash flows from operations for the years ended March 29, 2009 and March 30, 2008. The positive operating cash flows are due to a variety of factors, including dividends from its subsidiaries (which are treated as equity method investees for the purposes of this disclosure), the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Year Ended March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,565.5	$1,111.5	$(190.4)	$5,486.6
Cost of goods sold	12.6	3,040.6	830.6	(190.4)	3,693.4
Selling and administrative expenses	84.8	198.8	87.2	—	370.8
Other (income) expense	(0.5)	(2.9)	3.4	—	—
Interest (income) expense, net	(45.8)	61.5	(2.6)	—	13.1
Equity in earnings of subsidiaries	(913.9)	(8.2)	—	922.1	—

Income (loss) before income tax and equity in earnings of unconsolidated affiliates	862.8	1,275.7	192.9	(922.1)	1,409.3
Provision for income taxes	(59.0)	505.8	38.8	—	485.6
Equity in earnings of unconsolidated affiliates	—	—	1.4	—	1.4

Net income (loss) from continuing operations	921.8	769.9	155.5	(922.1)	925.1
Net income (loss) from discontinued operations	—	5.1	(7.6)	—	(2.5)

Net income (loss)	921.8	775.0	147.9	(922.1)	922.6
Less: Net income attributable to noncontrolling interest	—	(0.5)	(0.3)	—	(0.8)

Net income (loss) attributable to PCC	$921.8	$774.5	$147.6	$(922.1)	$921.8

Condensed Consolidating Statements of Income

Year Ended March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,541.6	$1,543.0	$(283.4)	$6,801.2
Cost of goods sold	13.6	3,884.6	1,203.8	(283.4)	4,818.6
Selling and administrative expenses	84.7	212.2	89.5	—	386.4
Restructuring and asset impairment	—	7.1	4.2	—	11.3
Other expense (income)	6.4	(20.8)	14.4	—	—
Interest (income) expense, net	(60.9)	73.7	(2.4)	—	10.4
Equity in earnings of subsidiaries	(1,076.5)	(20.8)	—	1,097.3	—

Income (loss) before income tax and noncontrolling interest	1,032.7	1,405.6	233.5	(1,097.3)	1,574.5
Provision for income taxes	(11.8)	488.3	61.6	—	538.1

Net income (loss) from continuing operations	1,044.5	917.3	171.9	(1,097.3)	1,036.4
Net income from discontinued operations	—	2.5	5.9	—	8.4

Net income (loss)	1,044.5	919.8	177.8	(1,097.3)	1,044.8
Less: Net income attributable to noncontrolling interest	—	1.4	(1.7)	—	(0.3)

Net income (loss) attributable to PCC	$1,044.5	$921.2	$176.1	$(1,097.3)	$1,044.5

Condensed Consolidating Statements of Income

Year Ended March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,300.9	$1,704.2	$(286.5)	$6,718.6
Cost of goods sold	11.1	3,807.1	1,341.7	(286.5)	4,873.4
Selling and administrative expenses	83.2	193.6	72.5	—	349.3
Restructuring and asset impairment	—	0.2	5.9	—	6.1
Other (income) expense	(1.9)	(8.3)	10.2	—	—
Interest (income) expense, net	(222.5)	119.5	145.3	—	42.3
Equity in earnings of subsidiaries	(838.8)	(41.3)	—	880.1	—

Income (loss) before income tax and noncontrolling interest	968.9	1,230.1	128.6	(880.1)	1,447.5
Provision for income taxes	(18.4)	428.6	80.0	—	490.2

Net income (loss) from continuing operations	987.3	801.5	48.6	(880.1)	957.3
Net income from discontinued operations	—	23.2	8.0	—	31.2

Net income (loss)	987.3	824.7	56.6	(880.1)	988.5
Less: Net income attributable to noncontrolling interest	—	—	(1.2)	—	(1.2)

Net income (loss) attributable to PCC	$987.3	$824.7	$55.4	$(880.1)	$987.3

Condensed Consolidating Balance Sheets

March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$1.3	$96.3	$—	$112.4
Receivables, net	46.1	2,780.7	75.7	(2,051.2)	851.3
Inventories	—	1,186.3	253.9	—	1,440.2
Prepaid expenses	3.2	7.4	11.4	—	22.0
Income tax receivable	85.3	—	—	(5.8)	79.5
Deferred income taxes	5.6	—	2.4	(4.3)	3.7
Discontinued operations	—	28.1	83.0	(98.1)	13.0

Total current assets	155.0	4,003.8	522.7	(2,159.4)	2,522.1

Property, plant and equipment, net	1.8	885.6	347.2	—	1,234.6
Goodwill	—	2,335.6	512.7	—	2,848.3
Deferred income taxes	62.3	—	—	(62.3)	—
Investments in subsidiaries	8,104.2	435.9	—	(8,540.1)	—
Other assets	118.8	483.8	441.7	—	1,044.3
Discontinued operations	—	5.9	5.5	—	11.4

	$8,442.1	$8,150.6	$1,829.8	$(10,761.8)	$7,660.7

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.7	$0.2	$0.2	$—	$15.1
Accounts payable	2,110.0	460.6	162.6	(2,149.3)	583.9
Accrued liabilities	23.5	217.4	47.0	(1.1)	286.8
Income taxes payable	—	—	5.8	(5.8)	—
Deferred income taxes	—	4.3	—	(4.3)	—
Discontinued operations	—	6.6	1.4	—	8.0

Total current liabilities	2,148.2	689.1	217.0	(2,160.5)	893.8

Long-term debt	228.6	0.3	6.0	—	234.9
Deferred income taxes	—	149.0	55.5	(62.3)	142.2
Pension and other postretirement benefit obligations	147.0	130.7	6.7	—	284.4
Other long-term liabilities	26.6	177.9	7.7	—	212.2
Discontinued operations	—	1.5	—	—	1.5
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,405.7	3,654.8	1,072.2	(4,727.0)	1,405.7
Retained earnings	4,800.3	3,454.8	594.2	(4,049.0)	4,800.3
Accumulated other comprehensive (loss) income	(314.3)	(108.0)	(131.9)	237.0	(317.2)

Total PCC shareholders’ equity	5,891.7	7,001.6	1,534.5	(8,539.0)	5,888.8

Noncontrolling interest	—	0.5	2.4	—	2.9

Total equity	5,891.7	7,002.1	1,536.9	(8,539.0)	5,891.7

	$8,442.1	$8,150.6	$1,829.8	$(10,761.8)	$7,660.7

Condensed Consolidating Balance Sheets

March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$423.2	$1.9	$129.4	$—	$554.5
Receivables, net	46.1	2,067.3	140.1	(1,347.4)	906.1
Inventories	—	1,001.9	223.8	—	1,225.7
Prepaid expenses	1.5	7.2	7.3	—	16.0
Deferred income taxes	3.7	44.2	10.9	—	58.8
Discontinued operations	—	40.1	91.9	(108.4)	23.6

Total current assets	474.5	3,162.6	603.4	(1,455.8)	2,784.7

Property, plant and equipment, net	39.3	848.7	255.0	—	1,143.0
Goodwill	—	1,924.0	493.8	—	2,417.8
Deferred income taxes	42.5	—	—	(42.5)	—
Investments in subsidiaries	6,194.5	443.7	—	(6,638.2)	—
Other assets	102.3	113.6	110.4	16.4	342.7
Discontinued operations	—	26.2	7.0	—	33.2

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$48.0	$6.5	$0.5	$—	$55.0
Accounts payable	1,506.1	440.4	109.5	(1,455.8)	600.2
Accrued liabilities	26.8	252.0	67.2	(1.1)	344.9
Income taxes payable	30.4	—	14.7	—	45.1
Discontinued operations	—	10.4	5.2	—	15.6

Total current liabilities	1,611.3	709.3	197.1	(1,456.9)	1,060.8

Long-term debt	249.3	0.5	0.5	—	250.3
Deferred income taxes	—	127.0	27.3	(42.5)	111.8
Pension and other postretirement benefit obligations	127.8	194.1	6.5	—	328.4
Other long-term liabilities	4.9	90.3	8.3	—	103.5
Discontinued operations	—	0.4	3.1	—	3.5
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,252.6	2,806.7	931.4	(3,738.1)	1,252.6
Retained earnings	3,895.4	2,679.9	447.0	(3,126.9)	3,895.4
Accumulated other comprehensive (loss) income	(288.2)	(89.9)	(154.4)	244.3	(288.2)

Total PCC shareholders’ equity	4,859.8	5,396.7	1,224.0	(6,620.7)	4,859.8

Noncontrolling interest	—	0.5	2.8	—	3.3

Total equity	4,859.8	5,397.2	1,226.8	(6,620.7)	4,863.1

	$6,853.1	$6,518.8	$1,469.6	$(8,120.1)	$6,721.4

Condensed Consolidating Statements of Cash Flows

Year Ended March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(112.6)	$864.2	$158.2	$—	$909.8

Acquisitions of businesses	(864.2)	—	—	—	(864.2)
Investment in unconsolidated affiliates	—	—	(351.0)	—	(351.0)
Capital expenditures	(0.3)	(91.9)	(77.3)	—	(169.5)
Intercompany advances	(150.4)	(759.0)	25.0	884.4	—
Intercompany loans	(73.6)	—	—	73.6	—
Dispositions of business and other	24.8	(11.6)	(6.3)	—	6.9
Net cash provided (used) by investing activities of discontinued operations	—	5.1	4.2	(7.3)	2.0

Net cash (used) provided by investing activities	(1,063.7)	(857.4)	(405.4)	950.7	(1,375.8)

Net change in short-term borrowings	—	—	0.1	—	0.1
Net change in long-term debt	(54.0)	(6.4)	5.0	—	(55.4)
Common stock issued	89.0	—	—	—	89.0
Cash dividends	(16.9)	—	—	—	(16.9)
Excess tax benefits from share-based payment arrangements	23.1	—	—	—	23.1
Intercompany advances	726.7	—	—	(726.7)	—
Intercompany loans	—	—	73.6	(73.6)	—
Capital contributions	—	—	150.4	(150.4)	—
Net cash used by financing activities of discontinued operations	—	(1.0)	—	—	(1.0)

Net cash provided (used) by financing activities	767.9	(7.4)	229.1	(950.7)	38.9

Effect of exchange rate changes on cash and cash equivalents	—	—	(15.0)	—	(15.0)

Net decrease in cash and cash equivalents	(408.4)	(0.6)	(33.1)	—	(442.1)
Cash and cash equivalents at beginning of year	423.2	1.9	129.4	—	554.5

Cash and cash equivalents at end of year	$14.8	$1.3	$96.3	$—	$112.4

Condensed Consolidating Statements of Cash Flows

Year Ended March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$38.2	$885.4	$179.5	$—	$1,103.1

Acquisitions of businesses	(486.8)	—	(3.7)	—	(490.5)
Capital expenditures	(1.2)	(140.5)	(62.8)	—	(204.5)
Intercompany advances	—	(707.2)	12.2	695.0	—
Intercompany loans	107.3	—	—	(107.3)	—
Dispositions of business and other	15.6	9.4	1.0	—	26.0
Net cash (used) provided by investing activities of discontinued operations	—	(1.1)	3.0	3.0	4.9

Net cash (used) provided by investing activities	(365.1)	(839.4)	(50.3)	590.7	(664.1)

Net change in short-term borrowings	—	—	(0.1)	—	(0.1)
Net change in long-term debt	(49.0)	(0.3)	(0.6)	—	(49.9)
Common stock issued	36.7	—	—	—	36.7
Cash dividends	(16.7)	—	—	—	(16.7)
Excess tax benefits from share-based payment arrangements	11.5	—	—	—	11.5
Intercompany advances	698.0	—	—	(698.0)	—
Intercompany loans	—	(43.7)	(54.7)	98.4	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.9)	(8.9)	8.9	(0.9)

Net cash provided (used) by financing activities	680.5	(44.9)	(64.3)	(590.7)	(19.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(86.4)	—	(86.4)

Net increase (decrease) in cash and cash equivalents	353.6	1.1	(21.5)	—	333.2
Cash and cash equivalents at beginning of year	69.6	0.8	150.9	—	221.3

Cash and cash equivalents at end of year	$423.2	$1.9	$129.4	$—	$554.5

Condensed Consolidating Statements of Cash Flows

Year Ended March 30, 2008	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$134.0	$489.0	$14.5	$276.2	$913.7

Acquisitions of businesses	(113.3)	1.2	(142.1)	—	(254.2)
Capital expenditures	(13.5)	(159.8)	(51.4)	—	(224.7)
Intercompany advances	—	(385.7)	(126.3)	512.0	—
Intercompany receivables securitization	—	—	276.2	(276.2)	—
Intercompany loans	(68.3)	—	—	68.3	—
Dispositions of business and other	42.3	7.8	2.2	—	52.3
Net cash (used) provided by investing activities of discontinued operations	—	(1.1)	4.2	(5.8)	(2.7)

Net cash (used) provided by investing activities	(152.8)	(537.6)	(37.2)	298.3	(429.3)

Net change in commercial paper and short-term borrowings	(352.9)	—	(0.2)	—	(353.1)
Net change in long-term debt	(163.2)	(1.2)	(0.1)	—	(164.5)
Common stock issued	53.6	—	—	—	53.6
Cash dividends	(16.6)	—	—	—	(16.6)
Excess tax benefits from share-based payment arrangements	43.2	—	—	—	43.2
Intercompany advances	506.2	—	—	(506.2)	—
Intercompany loans	—	43.7	25.5	(69.2)	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.7)	(0.9)	0.9	(0.7)

Net cash provided (used) by financing activities	70.3	41.8	24.3	(574.5)	(438.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	24.6	—	24.6

Net increase (decrease) in cash and cash equivalents	51.5	(6.8)	26.2	—	70.9
Cash and cash equivalents at beginning of year	18.1	7.6	124.7	—	150.4

Cash and cash equivalents at end of year	$69.6	$0.8	$150.9	$—	$221.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precision Castparts Corp.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 28, 2010 and March 29, 2009, and the related consolidated statements of income, equity and comprehensive income, and of cash flows for each of the three years in the period ended March 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of March 28, 2010 and March 29, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 28, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 27, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

May 27, 2010

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data) 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,375.7	$1,297.9	$1,372.2	$1,440.8
Gross profit	$466.7	$426.4	$443.8	$456.3
Net income	$240.5	$207.4	$233.2	$241.5
Net income attributable to PCC shareholders:
Continuing operations	$240.2	$218.0	$228.7	$237.4
Discontinued operations	0.2	(10.7)	4.2	3.8

	$240.4	$207.3	$232.9	$241.2

Net income per share-basic:
Continuing operations	$1.71	$1.55	$1.62	$1.68
Discontinued operations	0.01	(0.07)	0.03	0.02

	$1.72	$1.48	$1.65	$1.70

Net income per share-diluted:
Continuing operations	$1.70	$1.54	$1.61	$1.66
Discontinued operations	—	(0.08)	0.03	0.03

	$1.70	$1.46	$1.64	$1.69

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$89.39	$103.58	$115.60	$124.97
Low	$57.09	$67.44	$93.00	$101.86
End	$73.11	$100.23	$113.96	$123.82

2009	1st Quarter	2nd Quarter	3rd Quarter (2)	4th Quarter
Net sales	$1,801.7	$1,790.6	$1,608.9	$1,600.0
Gross profit	$521.3	$496.6	$466.6	$498.1
Net income	$275.9	$269.5	$239.2	$260.2
Net income attributable to PCC shareholders:
Continuing operations	$272.1	$263.9	$237.0	$263.1
Discontinued operations	3.7	5.4	2.1	(2.8)

	$275.8	$269.3	$239.1	$260.3

Net income per share-basic:
Continuing operations	$1.95	$1.89	$1.70	$1.88
Discontinued operations	0.03	0.04	0.02	(0.02)

	$1.98	$1.93	$1.72	$1.86

Net income per share-diluted:
Continuing operations	$1.93	$1.88	$1.69	$1.87
Discontinued operations	0.03	0.03	0.01	(0.02)

	$1.96	$1.91	$1.70	$1.85

Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$131.38	$108.21	$80.47	$69.67
Low	$94.63	$77.17	$47.08	$47.71
End	$99.05	$81.38	$56.84	$63.12

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.
(2)	The third quarter of fiscal 2009 includes an $11.3 million charge for costs associated with restructuring activities across all segments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 28, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in August 2009, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) an annual certification of compliance with NYSE listing standards without qualification.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting process is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of March 28, 2010, the Company’s internal control over financial reporting was effective.

During fiscal 2010, PCC acquired Carlton Forge Works and a small related manufacturing operation on September 30, 2009 in a purchase business combination. Management has excluded Carlton Forge Works from its assessment of internal control over financial reporting as of March 28, 2010 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition date and the date of management’s assessment date. Total assets and revenues of this acquisition represent approximately 11.7% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 28, 2010.

Our internal control over financial reporting as of March 28, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precision Castparts Corp.

Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Carlton Forge Works, Inc. and a related manufacturing operation (collectively, “Carlton Forge Works”), which were acquired on September 30, 2009, and whose financial statements constitute, in aggregate, 11.7% of total assets and 2.5% of revenues of the consolidated financial statement amounts as of and for the year ended March 28, 2010. Accordingly, our audit did not include the internal control over financial reporting at Carlton Forge Works. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 28, 2010 of the Company and our report dated May 27, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

May 27, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings and Board Leadership Structure” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2010 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2010 Annual Meeting of Shareholders of the Registrant.

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

Information with respect to Executive Compensation is incorporated herein by reference to “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2010 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2010 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to “Proposal 1: Election of Directors, Corporate Governance” and continuing through “Director Independence” and to “Transactions with Related Persons” in the Proxy Statement to be filed for the 2010 Annual Meeting of Shareholders of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be filed for the 2010 Annual Meeting of Shareholders of the Registrant.

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

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Precision Castparts Corp., as amended. (Incorporated herein by reference to Exhibit 3(A) to the Form 10-K filed June 11, 2002.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed November 8, 2006.)

3.3	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed December 16, 2008.)

3.4	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed August 14, 2009.)

4.1	Indenture dated December 17, 1997 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit (4)A to the Form 10-K filed June 26, 1998.)

4.2	First Supplemental Indenture dated as of June 30, 2001 between J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago) as Trustee and PCC (Incorporated herein by reference to Exhibit 4.6 to the Form S-4 filed September 23, 2003.)

4.3	PCC Guarantee of Subsidiaries dated July 1, 2001 (Incorporated herein by reference to Exhibit (4)E to the Form 10-K filed June 11, 2002.)

4.4	Second Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.5	Third Supplemental Indenture dated as of December 9, 2003 among J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A., which was the successor to The First National Bank of Chicago), as Trustee, PCC and the guarantors named therein (Incorporated herein by reference to Exhibit 4.3 to the Form 10-Q filed February 11, 2004.)

4.6	Tri-Party Agreement dated as of August 18, 2005 by and among PCC, J.P. Morgan Trust Company, National Association, as resigning trustee, and U.S. Bank National Association, as successor trustee (Incorporated herein by reference to Exhibit 4.8 to the Form 10-K filed June 14, 2006.)

4.7	Form of 5.60% Senior Note due 2013 (Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.8	Form of Notation of Guarantee (Incorporated herein by reference to Exhibit E to Exhibit 4.2 to the Form 10-Q filed February 11, 2004.)

4.9	Amended and Restated Note Purchase Agreement dated as of December 9, 2003 among PCC and the Holders named therein (Incorporated herein by reference to Exhibit 4.7 to the Form 10-Q filed February 11, 2004.)

4.10	Rights Agreement, dated as of December 12, 2008, between Precision Castparts Corp. and the Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 16, 2008.)

10.1	Amended and Restated Credit Agreement dated as of October 14, 2005 among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Financial Institutions Party thereto (Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed November 6, 2009.) **

10.2	Guaranty Agreement dated as of December 9, 2003 among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed February 11, 2004.)

10.3	Amendment No. 1 to Guaranty Agreement, dated as of October 14, 2005, among the Bank of America, N.A. and the subsidiaries of Precision Castparts Corp. named therein (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed June 14, 2006.)

10.4	Amendment No. 4 to Amended and Restated Credit Agreement and Amendment No. 2 to Guaranty Agreement dated as of May 16, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed May 21, 2007.)

10.5	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.) *

10.6	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.) *

10.7	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.)

10.8	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2008.) *

10.9	2008 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 5, 2010) *

10.10	Non-Employee Directors Deferred Stock Units Program *

10.11	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2009.) *

10.12	Form of Deferred Stock Units Award Agreement *

10.13	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit A to the Company’s July 3, 2007 Proxy Statement.) *

10.14	Incentive Compensation Program for Human Capital Planning Performance (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed May 28, 2009.) *

10.15	Executive Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed May 28, 2009.) *

10.16	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed May 28, 2009.) *

10.17	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.) *

10.18	Supplemental Executive Retirement Program—Level One Plan—Ongoing (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed December 19, 2006.) *

10.19	Supplemental Executive Retirement Program—Level Two Plan—Ongoing (Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed December 19, 2006.) *

10.20	Form of Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 6, 2009). *

10.21	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.) *

10.22	Roger Cooke agreement, dated as of March 13, 2000 (Incorporated herein by reference to Exhibit 10.28 to the Form 10-K filed May 31, 2007) *

10.23	Time Sharing Agreement, dated October 23, 2007, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.) *

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(b) See a(3) above.

(c) See a(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/S/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer

Dated: May 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN Mark Donegan	Chairman and Chief Executive Officer	May 27, 2010

/S/ SHAWN R. HAGEL Shawn R. Hagel	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2010

/S/ PETER R. BRIDENBAUGH Peter R. Bridenbaugh	Director	May 27, 2010

/S/ DON R. GRABER Don R. Graber	Director	May 27, 2010

/S/ LESTER L. LYLES Lester L. Lyles	Director	May 27, 2010

/S/ DANIEL J. MURPHY Daniel J. Murphy	Director	May 27, 2010

/S/ VERNON E. OECHSLE Vernon E. Oechsle	Director	May 27, 2010

/S/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	May 27, 2010

/S/ ULRICH SCHMIDT Ulrich Schmidt	Director	May 27, 2010

/S/ RICHARD L. WAMBOLD Richard L. Wambold	Director	May 27, 2010