Form 10-Q
period 2010-06-27
PRECISION CASTPARTS CORP
filed 2010-08-06
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended June 27, 2010

Commission File No. 1-10348

Precision Castparts Corp.

An Oregon Corporation

IRS Employer Identification No. 93-0460598

4650 S.W. Macadam Avenue

Suite 400

Portland, Oregon 97239-4262

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

Number of shares of Common Stock, no par value, outstanding as of July 27, 2010: 142,244,509

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	6/27/10	6/28/09
Net sales	$1,446.8	$1,369.9

Operating costs and expenses:
Cost of goods sold	996.7	903.5
Selling and administrative expenses	98.2	95.7
Interest expense	3.4	4.4
Interest income	(0.6)	(0.8)

Total operating costs and expenses	1,097.7	1,002.8

Income before income tax expense and equity in earnings of unconsolidated affiliates	349.1	367.1
Income tax expense	(118.4)	(126.2)
Equity in earnings of unconsolidated affiliates	5.8	—

Net income from continuing operations	236.5	240.9
Net loss from discontinued operations	(1.1)	(0.4)

Net income	235.4	240.5
Net income attributable to noncontrolling interests	(0.4)	(0.1)

Net income attributable to Precision Castparts Corp. (“PCC”)	$235.0	$240.4

Net income (loss) per common share attributable to PCC shareholders – basic:
Net income from continuing operations	$1.66	$1.72
Net loss from discontinued operations	(0.01)	—

	$1.65	$1.72

Net income (loss) per common share attributable to PCC shareholders – diluted:
Net income from continuing operations	$1.65	$1.71
Net loss from discontinued operations	(0.01)	(0.01)

	$1.64	$1.70

Weighted average common shares outstanding:
Basic	142.1	140.1
Diluted	143.4	141.2

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	6/27/10	3/28/10
Assets
Current assets:
Cash and cash equivalents	$286.4	$112.4
Receivables, net	835.1	846.6
Inventories	1,491.9	1,435.3
Prepaid expenses	20.1	21.7
Income tax receivable	—	78.7
Deferred income taxes	4.4	3.4
Discontinued operations	19.4	24.0

Total current assets	2,657.3	2,522.1

Property, plant and equipment, at cost	2,235.7	2,220.6
Accumulated depreciation	(1,044.8)	(1,014.1)

Net property, plant and equipment	1,190.9	1,206.5

Goodwill	2,836.1	2,835.9
Acquired intangible assets, net	464.9	468.4
Investment in unconsolidated affiliates	379.2	372.4
Other assets	316.1	203.6
Discontinued operations	49.7	51.8

	$7,894.2	$7,660.7

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$15.1	$15.1
Accounts payable	551.5	581.8
Accrued liabilities	270.3	285.8
Income taxes payable	6.5	—
Discontinued operations	9.3	11.1

Total current liabilities	852.7	893.8

Long-term debt	235.9	234.9
Pension and other postretirement benefit obligations	285.5	284.4
Other long-term liabilities	211.2	212.2
Deferred income taxes	150.9	137.6
Discontinued operations	6.1	6.1
Commitments and contingencies (See Notes)
Shareholders’ equity:
Preferred stock	—	—
Common stock	142.3	141.9
Paid-in capital	1,299.0	1,263.8
Retained earnings	5,030.9	4,800.3
Accumulated other comprehensive loss	(323.6)	(317.2)

Total PCC shareholders’ equity	6,148.6	5,888.8
Noncontrolling interest	3.3	2.9

Total equity	6,151.9	5,891.7

	$7,894.2	$7,660.7

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	6/27/10	6/28/09
Operating activities:
Net income	$235.4	$240.5
Net loss from discontinued operations	1.1	0.4
Non-cash items:
Depreciation and amortization	40.4	35.7
Deferred income taxes	11.2	12.6
Stock-based compensation expense	11.5	10.0
Excess tax benefits from share-based payment arrangements	(7.5)	(3.3)
Other non-cash adjustments	(5.7)	—
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	14.1	108.6
Inventories	(58.1)	(60.5)
Other current assets	80.3	0.5
Payables, accruals and income taxes payable	(40.2)	(16.6)
Pension and other postretirement benefit plans	(96.6)	(186.5)
Other non-current assets and liabilities	(1.7)	3.2
Net cash provided (used) by operating activities of discontinued operations	1.8	(4.9)

Net cash provided by operating activities	186.0	139.7

Investing activities:
Investment in unconsolidated affiliates	(4.1)	—
Capital expenditures	(23.5)	(77.4)
Dispositions of businesses	1.3	—
Other investing activities	(1.1)	(12.8)
Net cash provided (used) by investing activities of discontinued operations	0.3	(0.4)

Net cash used by investing activities	(27.1)	(90.6)

Financing activities:
Net change in long-term debt	—	(0.1)
Common stock issued	16.1	12.4
Excess tax benefits from share-based payment arrangements	7.5	3.3
Cash dividends	(4.4)	(4.2)
Other financing activities	0.6	—
Net cash used by financing activities of discontinued operations	—	(0.2)

Net cash provided by financing activities	19.8	11.2

Effect of exchange rate changes on cash and cash equivalents	(4.7)	17.3

Net increase in cash and cash equivalents	174.0	77.6
Cash and cash equivalents at beginning of period	112.4	554.5

Cash and cash equivalents at end of period	$286.4	$632.1

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

(2) Stock-based Compensation

During the three months ended June 27, 2010 and June 28, 2009, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 28, 2010.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	6/27/10	6/28/09
Cost of goods sold	$4.3	$3.2
Selling and administrative expenses	7.2	6.8

Stock-based compensation expense before income taxes	11.5	10.0
Income tax benefit	(3.4)	(3.0)

Total stock-based compensation expense after income taxes	$8.1	$7.0

(3) Acquisitions

Fiscal 2010

On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of June 27, 2010 was $363.5 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $175 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

In addition, the following business acquisition was accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

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

(4) Discontinued Operations

During the current quarter, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	6/27/10	6/28/09
Net sales	$19.1	$21.3
Cost of goods sold	17.2	19.2
Selling and administrative expenses	2.0	3.1

Loss from operations before income taxes	(0.1)	(1.0)
Income tax benefit	—	(0.3)

Net loss from operations	(0.1)	(0.7)
(Loss) gain on disposal, net of $0.5 and $0.5 tax benefit	(1.0)	0.3

Net loss from discontinued operations	$(1.1)	$(0.4)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	6/27/10	3/28/10
Assets of discontinued operations:
Current assets	$19.4	$24.0
Net property, plant and equipment	35.2	37.0
Other assets	14.5	14.8

	$69.1	$75.8

Liabilities of discontinued operations:
Other current liabilities	$9.3	$11.1
Other liabilities	6.1	6.1

	$15.4	$17.2

(5) Inventories

Inventories consisted of the following:

	6/27/10	3/28/10
Finished goods	$291.3	$287.2
Work-in-process	548.5	509.6
Raw materials and supplies	461.1	441.9

	1,300.9	1,238.7
LIFO provision	191.0	196.6

Total inventory	$1,491.9	$1,435.3

(6) Goodwill and Acquired Intangibles

We perform our annual goodwill impairment test during the second quarter of each fiscal year. For fiscal 2010, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. During the current fiscal quarter, we decided to sell a reporting unit under the Fastener Products operating segment with $12.4 million of goodwill and reclassified it to discontinued operations. We performed an impairment test of the reporting unit as a result of this change and no impairment was indicated. There were no changes to our reporting units or other triggering events during the current fiscal quarter requiring a goodwill impairment test in accordance with goodwill and other intangible assets accounting guidance.

The changes in the carrying amount of goodwill by reportable segment for the three months ended June 27, 2010, were as follows:

	Balance at 3/28/10	Currency Translation and Other	Balance at 6/27/10
Investment Cast Products	$336.6	$0.1	$336.7
Forged Products	1,249.8	0.4	1,250.2
Fastener Products	1,249.5	(0.3)	1,249.2

Total	$2,835.9	$0.2	$2,836.1

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	June 27, 2010			March 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$14.8	$(6.4)	$8.4	$14.8	$(6.0)	$8.8
Proprietary technology	2.3	(1.0)	1.3	2.3	(1.0)	1.3
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	33.0	(10.3)	22.7	33.0	(8.9)	24.1
Backlog	18.6	(12.3)	6.3	18.6	(10.7)	7.9
Revenue sharing agreements	28.9	(0.1)	28.8	28.9	—	28.9

	$98.0	$(30.5)	67.5	$98.0	$(27.0)	71.0

Unamortized intangible assets:
Tradenames			192.6			192.6
Long-term customer relationships			204.8			204.8

Acquired intangibles, net			$464.9			$468.4

Amortization expense for acquired intangible assets for the three months ended June 27, 2010 and June 28, 2009 was $3.5 million and $2.1 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $13.8 million for fiscal 2011. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2012	$8.4
2013	6.7
2014	6.8
2015	4.8
2016	3.5

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(7) Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of June 27, 2010 and March 28, 2010 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

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

(8) Earnings per Share

Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	6/27/10	6/28/09
Amounts attributable to PCC shareholders:
Net income from continuing operations	$236.1	$240.8
Net loss from discontinued operations	(1.1)	(0.4)

Net income attributable to PCC shareholders	$235.0	$240.4

	Three Months Ended
	6/27/10	6/28/09
Basic weighted average shares outstanding	142.1	140.1
Dilutive stock options	1.3	1.1

Average shares outstanding assuming dilution	143.4	141.2

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three months ended June 27, 2010 and June 28, 2009, stock options to purchase 2.2 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(9) Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended
	6/27/10	6/28/09
Net income	$235.4	$240.5
Other comprehensive (loss) income, net of tax:
Unrealized translation adjustments	(5.9)	96.5
Pension and postretirement obligations	—	4.1
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax expense of $0.1 and $4.6, respectively)	0.8	6.9
Reclassification to net income of previously deferred (gains) losses (net of income tax expense (benefit) of $0.5 and $(2.0), respectively)	(1.3)	5.4

Other comprehensive (loss) income	(6.4)	112.9
Less: Comprehensive income attributable to noncontrolling interests	(0.4)	(0.1)

Total comprehensive income attributable to PCC	$228.6	$353.3

Accumulated other comprehensive loss consisted of the following:

	6/27/10	3/28/10
Cumulative unrealized foreign currency translation losses	$(82.7)	$(76.8)
Pension and postretirement obligations	(242.7)	(242.7)
Unrealized gain on derivatives	1.8	2.3

Accumulated other comprehensive loss	$(323.6)	$(317.2)

(10) Derivatives and Hedging Activities

We hold and issue derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and to protect our investments in foreign subsidiaries. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and changes in commodity prices and interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

Derivative financial instruments are recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge changes in fair value, cash flows, or a net investment in a foreign operation. In the normal course of business, we execute the following types of hedge transactions:

Fair value hedges

We have sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. We also have exposure from fluctuations in interest rates. Interest rate swaps are used to hedge against the risk of change in the fair value of fixed rate borrowings attributable to changes in interest rates. Changes in the fair value of the derivative instrument are offset in the income statement by changes in the fair value of the item being hedged.

Net investment hedges

We use foreign currency forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of shareholders’ equity.

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

As of June 27, 2010, there were $2.7 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of June 27, 2010, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 17 months. The amount of net notional foreign exchange contracts outstanding as of June 27, 2010 was approximately $365 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of June 27, 2010:

	Asset Derivatives		Liability Derivatives
Derivative instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$5.4	Accounts payable	$2.9
Interest rate swap contracts	Other assets	$1.1

		$6.5		$2.9

The following table presents the effect of derivatives not designated as hedging instruments in the consolidated statement of income for the three months ended June 27, 2010 and June 28, 2009:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		6/27/10	6/28/09
Foreign exchange contracts	Selling and administrative expense	$(2.8)	$(4.6)

The following table presents the effect of derivative instruments in the consolidated statement of income for the three months ended June 27, 2010:

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)
Cash Flow Hedges: Foreign exchange contracts	$2.7	Net sales	$1.0	$0.1	$—	$1.1
		Cost of goods sold	1.6	—	—	1.6
		Selling and administrative expense	0.1	(0.1)	—	—
		Interest income (expense), net	—	0.1	—	0.1
Net Investment Hedges: Foreign exchange contracts	$(0.1)	Interest income (expense), net	—	—	—	—
Fair Value Hedges: Interest rate swap contracts	$—	Selling and administrative expense	—	—	1.1	1.1
		Interest income (expense), net	—	—	0.2	0.2

	$2.6	Total Pre-tax	$2.7	$0.1	$1.3	$4.1

The following table presents the effect of derivative instruments in the consolidated statement of income for the three months ended June 28, 2009:

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)
Cash Flow Hedges: Foreign exchange contracts	$8.1	Net sales	$(1.8)	$(0.1)	$—	$(1.9)
		Cost of goods sold	0.3	—	—	0.3
		Selling and administrative expense	(0.4)	0.6	—	0.2
		Interest income	—	0.1	—	0.1

	$8.1	Total Pre-tax	$(1.9)	$0.6	$—	$(1.3)

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 27, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Cash equivalents	$201.9	$—	$—	$201.9
Foreign exchange contracts	$—	$5.4	$—	$5.4
Interest rate swap contracts	$—	$1.1	$—	$1.1
Liabilities:
Foreign exchange contracts	$—	$2.9	$—	$2.9

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Cash equivalents	$31.6	$—	$—	$31.6
Foreign exchange contracts	$—	$5.4	$—	$5.4
Liabilities:
Foreign exchange contracts	$—	$2.9	$—	$2.9

Cash equivalents consist of money market funds, as well as other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are available for sale with market values approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first quarter of fiscal 2011 and fiscal 2010.

Foreign exchange contracts consist of foreign currency forward contracts and options accounted for as either cash flow hedges or fair value hedges. Cash flow hedges are used to hedge the variability in cash flows from forecasted receipts or expenditures denominated in currencies other than the functional currency. Fair value hedges are used to hedge against the risk of change in the fair value of sales and purchase commitments denominated in foreign currencies attributable to fluctuations in exchange rates. We use foreign currency forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. Interest rate swaps are used to hedge against the risk of change in the fair value of fixed rate borrowings attributable to changes in interest rates.

Foreign exchange and interest rate swap contracts’ values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.

We estimate that the fair value of our long-term fixed rate debt instruments was $269.3 million compared to a book value of $250.4 million at June 27, 2010. At March 28, 2010, the estimated fair value of our long-term fixed rate debt instruments was $264.9 million compared to a book value of $249.3 million. The fair value of long-term debt was estimated using our borrowing rate at quarter-end for similar types of borrowing arrangements. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans

We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

The net periodic benefit cost for our pension plans consisted of the following components:

	Pension Benefits		Other Postretirement Benefits
	6/27/10	6/28/09	6/27/10	6/28/09
Service cost	$9.0	$8.4	$0.4	$0.3
Interest cost	21.9	23.5	1.9	2.1
Expected return on plan assets	(29.8)	(28.4)	—	—
Recognized net actuarial loss	4.7	1.1	0.3	(0.1)
Amortization of prior service cost (benefit)	0.8	3.3	(0.2)	0.2

Net periodic benefit cost	$6.6	$7.9	$2.4	$2.5

In the first quarter of fiscal 2011, we contributed $102.5 million to the defined benefit pension plans, of which $100.0 million was voluntary. We expect to contribute approximately $5.8 million of additional required contributions in fiscal 2011, for total contributions to the defined benefit pension plans of approximately $108.3 million in fiscal 2011. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal 2011. In addition, we paid $38.3 million in July 2010 to one of our postretirement medical benefit plans that was jointly administered with a union. This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.

(13) Commitments and Contingencies

In June 2010, the United States Environmental Protection Agency (“EPA”) notified SPS Technologies, LLC that the EPA would require that SPS Technologies pay penalties in the amount of $145,299 to settle allegations that the Greer Stop Nut location in Nashville, Tennessee violated the Emergency Planning and Community Right-to-Know Act by failing over several years to submit certain chemical inventory forms to various government agencies. We have provided for our best estimate of the liability.

Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(14) New Accounting Pronouncements

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

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition for multiple element arrangements. These amendments modify the criteria for recognizing revenue and require enhanced disclosures for multiple element-deliverable revenue arrangements. This guidance will be effective in the first quarter of fiscal 2012. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This guidance was effective in the first quarter of fiscal 2011. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

(15) Segment Information

Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products. The Investment Cast Products and Forged Products segments are each comprised of two operating segments, which are aggregated in accordance with segment disclosure guidance in our determination of reportable segments.

	Three Months Ended
	6/27/10	6/28/09
Net sales:
Investment Cast Products	$486.7	$485.6
Forged Products	631.2	539.0
Fastener Products	328.9	345.3

Consolidated net sales	$1,446.8	$1,369.9

Segment operating income (loss):
Investment Cast Products	$155.1	$141.8
Forged Products	120.1	141.2
Fastener Products	104.2	115.6
Corporate expenses	(27.5)	(27.9)

Total segment operating income	351.9	370.7
Interest expense	3.4	4.4
Interest income	(0.6)	(0.8)

Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$349.1	$367.1

(16) Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of June 27, 2010 and March 28, 2010, statements of income and statements of cash flows for the three months ended June 27, 2010 and June 28, 2009. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The condensed consolidating statement of cash flows for the three months ended June 28, 2009 has been restated to correct the amount of intercompany loan activity. Management considers the changes to be immaterial. These corrections do not impact the condensed consolidated statement of cash flows for the three months ended June 28, 2009.

The parent company, Precision Castparts Corp., had positive cash flows from operations for the three months ended June 27, 2010 and June 28, 2009. The positive operating cash flows are due to a variety of factors, including dividends from its subsidiaries (which are treated as equity method investees for the purposes of this disclosure), the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Three Months Ended June 27, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,247.1	$270.9	$(71.2)	$1,446.8

Operating costs and expenses:
Cost of goods sold	4.3	853.6	210.0	(71.2)	996.7
Selling and administrative expenses	20.9	56.8	20.5	—	98.2
Other expense (income)	2.9	—	(2.9)	—	—
Interest (income) expense, net	(11.2)	14.5	(0.5)	—	2.8
Equity in earnings of subsidiaries	(244.5)	(10.0)	—	254.5	—

Total operating costs and expenses	(227.6)	914.9	227.1	183.3	1,097.7

Income before income tax and equity in earnings of unconsolidated affiliates	227.6	332.2	43.8	(254.5)	349.1
Income tax benefit (expense)	7.4	(113.4)	(12.4)	—	(118.4)
Equity in earnings of unconsolidated affiliates	—	0.2	5.6	—	5.8

Net income from continuing operations	235.0	219.0	37.0	(254.5)	236.5
Net income (loss) from discontinued operations	—	0.5	(1.6)	—	(1.1)

Net income	235.0	219.5	35.4	(254.5)	235.4
Net income attributable to noncontrolling interest	—	—	(0.4)	—	(0.4)

Net income attributable to PCC	$235.0	$219.5	$35.0	$(254.5)	$235.0

Condensed Consolidating Statements of Income

Three Months Ended June 28, 2009

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,117.8	$317.0	$(64.9)	$1,369.9

Operating costs and expenses:
Cost of goods sold	3.1	724.6	240.7	(64.9)	903.5
Selling and administrative expenses	22.9	50.6	22.2	—	95.7
Other (income) expense	(0.7)	0.3	0.4	—	—
Interest (income) expense, net	(12.1)	16.3	(0.6)	—	3.6
Equity in earnings of subsidiaries	(249.7)	(7.7)	—	257.4	—

Total operating costs and expenses	(236.5)	784.1	262.7	192.5	1,002.8

Income before income tax and noncontrolling interest	236.5	333.7	54.3	(257.4)	367.1
Income tax benefit (expense)	3.9	(113.3)	(16.8)	—	(126.2)

Net income from continuing operations	240.4	220.4	37.5	(257.4)	240.9
Net income (loss) from discontinued operations	—	0.2	(0.6)	—	(0.4)

Net income	240.4	220.6	36.9	(257.4)	240.5

Net income attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net income attributable to PCC	$240.4	$220.6	$36.8	$(257.4)	$240.4

Condensed Consolidating Balance Sheets

June 27, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$180.0	$2.0	$104.4	$—	$286.4
Receivables, net	45.9	2,859.7	75.0	(2,145.5)	835.1
Inventories	—	1,224.7	267.2	—	1,491.9
Prepaid expenses	—	15.0	11.8	(6.7)	20.1
Income tax receivable	2.7	—	—	(2.7)	—
Deferred income taxes	6.6	—	4.4	(6.6)	4.4
Discontinued operations	—	33.9	88.1	(102.6)	19.4

Total current assets	235.2	4,135.3	550.9	(2,264.1)	2,657.3

Property, plant and equipment, net	1.7	862.9	326.3	—	1,190.9
Goodwill	—	2,323.6	512.5	—	2,836.1
Deferred income taxes	49.8	—	—	(49.8)	—
Investments in subsidiaries	8,331.7	445.9	—	(8,777.6)	—
Other assets	182.1	526.6	451.5	—	1,160.2
Discontinued operations	—	31.2	18.5	—	49.7

	$8,800.5	$8,325.5	$1,859.7	$(11,091.5)	$7,894.2

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.7	$0.2	$0.2	$—	$15.1
Accounts payable	2,204.5	419.5	175.6	(2,248.1)	551.5
Accrued liabilities	25.6	208.8	43.7	(7.8)	270.3
Income taxes payable	—	—	9.2	(2.7)	6.5
Deferred tax liability	—	6.6	—	(6.6)	—
Discontinued operations	—	8.8	0.5	—	9.3

Total current liabilities	2,244.8	643.9	229.2	(2,265.2)	852.7

Long-term debt	229.6	0.3	6.0	—	235.9
Deferred income taxes	—	145.1	55.6	(49.8)	150.9
Pension and other postretirement benefit obligations	148.4	130.6	6.5	—	285.5
Other long-term liabilities	25.8	177.7	7.7	—	211.2
Discontinued operations	—	5.8	0.3	—	6.1
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,441.3	3,654.8	1,060.7	(4,715.5)	1,441.3
Retained earnings	5,030.9	3,674.3	629.2	(4,303.5)	5,030.9
Accumulated other comprehensive loss	(320.3)	(107.0)	(138.8)	242.5	(323.6)

Total PCC shareholders’ equity	6,151.9	7,222.1	1,551.1	(8,776.5)	6,148.6
Noncontrolling interest	—	—	3.3	—	3.3

Total equity	6,151.9	7,222.1	1,554.4	(8,776.5)	6,151.9

	$8,800.5	$8,325.5	$1,859.7	$(11,091.5)	$7,894.2

Condensed Consolidating Balance Sheets

March 28, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$1.3	$96.3	$—	$112.4
Receivables, net	46.1	2,777.6	74.1	(2,051.2)	846.6
Inventories	—	1,183.3	252.0	—	1,435.3
Prepaid expenses	3.2	7.4	11.1	—	21.7
Income tax receivable	85.3	—	—	(6.6)	78.7
Deferred income taxes	5.6	—	3.3	(5.5)	3.4
Discontinued operations	—	34.5	87.6	(98.1)	24.0

Total current assets	155.0	4,004.1	524.4	(2,161.4)	2,522.1

Property, plant and equipment, net	1.8	871.6	333.1	—	1,206.5
Goodwill	—	2,323.2	512.7	—	2,835.9
Deferred income taxes	62.3	—	—	(62.3)	—
Investments in subsidiaries	8,104.2	435.9	—	(8,540.1)	—
Other assets	118.8	483.9	441.7	—	1,044.4
Discontinued operations	—	32.2	19.6	—	51.8

	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.7	$0.2	$0.2	$—	$15.1
Accounts payable	2,110.0	458.8	162.3	(2,149.3)	581.8
Accrued liabilities	23.5	216.4	47.0	(1.1)	285.8
Income taxes payable	—	—	6.6	(6.6)	—
Deferred income taxes	—	5.5	—	(5.5)	—
Discontinued operations	—	8.5	2.6	—	11.1

Total current liabilities	2,148.2	689.4	218.7	(2,162.5)	893.8

Long-term debt	228.6	0.3	6.0	—	234.9
Deferred income taxes	—	144.8	55.1	(62.3)	137.6
Pension and other postretirement benefit obligations	147.0	130.7	6.7	—	284.4
Other long-term liabilities	26.6	177.9	7.7	—	212.2
Discontinued operations	—	5.7	0.4	—	6.1
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,405.7	3,654.8	1,072.2	(4,727.0)	1,405.7
Retained earnings	4,800.3	3,454.8	594.2	(4,049.0)	4,800.3
Accumulated other comprehensive loss	(314.3)	(108.0)	(131.9)	237.0	(317.2)

Total PCC shareholders’ equity	5,891.7	7,001.6	1,534.5	(8,539.0)	5,888.8

Noncontrolling interest	—	0.5	2.4	—	2.9

Total equity	5,891.7	7,002.1	1,536.9	(8,539.0)	5,891.7

	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 27, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$57.0	$109.5	$19.5	$—	$186.0

Investment in unconsolidated affiliates	—	—	(4.1)	—	(4.1)
Capital expenditures	—	(17.2)	(6.3)	—	(23.5)
Intercompany advances	—	(90.6)	12.0	78.6	—
Intercompany loans	(7.8)	—	—	7.8	—
Dispositions of businesses and other	14.9	0.8	(15.5)	—	0.2
Net cash (used) provided by investing activities of discontinued operations	—	(1.6)	(1.4)	3.3	0.3

Net cash provided (used) by investing activities	7.1	(108.6)	(15.3)	89.7	(27.1)

Common stock issued	16.1	—	—	—	16.1
Excess tax benefits from share-based payment arrangements	7.5	—	—	—	7.5
Cash dividends	(4.4)	—	—	—	(4.4)
Intercompany advances	81.9	—	—	(81.9)	—
Intercompany loans	—	(0.8)	8.6	(7.8)	—
Net cash provided by financing activities of discontinued operations	—	0.6	—	—	0.6

Net cash provided (used) by financing activities	101.1	(0.2)	8.6	(89.7)	19.8

Effect of exchange rate changes on cash and cash equivalents	—	—	(4.7)	—	(4.7)

Net increase in cash and cash equivalents	165.2	0.7	8.1	—	174.0
Cash and cash equivalents at beginning of period	14.8	1.3	96.3	—	112.4

Cash and cash equivalents at end of period	$180.0	$2.0	$104.4	$—	$286.4

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 28, 2009

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$16.3	$73.3	$50.1	$—	$139.7

Capital expenditures	—	(25.1)	(52.3)	—	(77.4)
Intercompany advances	—	(41.2)	44.3	(3.1)	—
Intercompany loans	0.2	—	—	(0.2)	—
Dispositions of businesses and other	—	(11.4)	(1.4)	—	(12.8)
Net cash provided (used) by investing activities of discontinued operations	—	6.6	—	(7.0)	(0.4)

Net cash provided (used) by investing activities	0.2	(71.1)	(9.4)	(10.3)	(90.6)

Net change in long-term debt	—	0.1	(0.2)	—	(0.1)
Common stock issued	12.4	—	—	—	12.4
Excess tax benefits from share-based payment arrangements	3.3	—	—	—	3.3
Cash dividends	(4.2)	—	—	—	(4.2)
Intercompany advances	(10.1)	—	—	10.1	—
Intercompany loans	—	—	(0.2)	0.2	—
Net cash used by financing activities of discontinued operations	—	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	1.4	(0.1)	(0.4)	10.3	11.2

Effect of exchange rate changes on cash and cash equivalents	—	—	17.3	—	17.3

Net increase in cash and cash equivalents	17.9	2.1	57.6	—	77.6
Cash and cash equivalents at beginning of period	423.2	1.9	129.4	—	554.5

Cash and cash equivalents at end of period	$441.1	$4.0	$187.0	$—	$632.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended June 27, 2010 and June 28, 2009

(in millions, except per share and per pound data)	Three Months Ended		Increase/(Decrease)
	6/27/10	6/28/09	$	%
Net sales	$1,446.8	$1,369.9	$76.9	5.6%

Operating costs and expenses:
Cost of goods sold	996.7	903.5	93.2	10.3
Selling and administrative expenses	98.2	95.7	2.5	2.6
Interest expense, net	2.8	3.6	(0.8)	(22.2)

Total operating costs and expenses	1,097.7	1,002.8	94.9	9.5

Income before income tax expense and equity in earnings of unconsolidated affiliates	349.1	367.1	(18.0)	(4.9)
Income tax expense	(118.4)	(126.2)	(7.8)	(6.2)
Effective tax rate	33.9%	34.4%
Equity in earnings of unconsolidated affiliates	5.8	—	5.8	100.0

Net income from continuing operations	236.5	240.9	(4.4)	(1.8)
Net loss from discontinued operations	(1.1)	(0.4)	(0.7)	(175.0)

Net income	235.4	240.5	(5.1)	(2.1)
Net income attributable to noncontrolling interests	(0.4)	(0.1)	(0.3)	300.0

Net income attributable to Precision Castparts Corp. (“PCC”)	$235.0	$240.4	$(5.4)	(2.2)%

Net income (loss) per common share attributable to PCC shareholders – diluted:
Net income per share from continuing operations – diluted	$1.65	$1.71	$(0.06)	(3.5)%
Net loss per share from discontinued operations – diluted	(0.01)	(0.01)	—	—

Net income per share – diluted	$1.64	$1.70	$(0.06)	(3.5)%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	6/27/10	6/28/09	$	%
Nickel	$10.28	$5.88	$4.40	75%
London Metals Exchange[1]
Titanium	$4.61	$0.62	$3.99	644%
Ti 6-4 bulk, Metalprices.com
Cobalt	$21.73	$15.35	$6.38	42%
Metal Bulletin COFM.8 Index[1]
[1] Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	6/27/10	6/28/09	$	%
Investment Cast Products[2]	$59.5	$52.2	$7.3	14%
Forged Products[3]	217.8	151.9	65.9	43
Fastener Products[4]	25.8	21.3	4.5	21

Total intercompany sales	$303.1	$225.4	$77.7	34%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $10.2 million and $6.4 million for the first quarter of fiscal 2011 and 2010, respectively.
[3]	Forged Products: Includes sales between segments of $15.5 million and $20.3 million for the first quarter of fiscal 2011 and 2010, respectively.
[4]	Fastener Products: Includes sales between segments of $1.0 million and $0.5 million for the first quarter of fiscal 2010 and 2010, respectively.

Sales for the first quarter of fiscal 2011 were $1,446.8 million, up $76.9 million, or 5.6 percent from $1,369.9 million in the same quarter last year. The increase in sales was driven by general and industrial market segment growth of approximately $92 million, or 47%, and increasing commercial aerospace volume of approximately $32 million, or 7%, as our shipments are beginning to more closely align with aircraft delivery schedules. In addition, Carlton, which was acquired in the third quarter of fiscal 2010, contributed approximately $75 million of sales. These increases were partially offset by lower seamless pipe sales in the current quarter, decreasing approximately $55 million, or 50%, year over year, due to a temporary destocking of inventories related to the Chinese market transitioning to larger, more eco-friendly coal-fired power plants. Continued European industrial gas turbine (“IGT”) destocking also partially offset the increase in sales. Contractual material pass-through pricing also declined, increasing sales by approximately $54.9 million in the current quarter versus approximately $75.0 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on average market prices shown in the above table in trailing periods from one to twelve months. Although nickel prices increased on the London Metal Exchange (LME) compared to the same quarter last year, external selling prices of nickel alloy from the Forged Products segment’s three primary mills remained relatively flat in the current quarter versus a year ago due to customer push-outs, nickel buy forwards and order lead times.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of July 2010, Boeing and Airbus aircraft deliveries are expected to be relatively flat in calendar year 2010 as compared to 2009. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting a moderate increase in aircraft deliveries in calendar year 2011 and therefore we anticipate that our aerospace sales will continue to increase throughout fiscal 2011.

Net income from continuing operations attributable to PCC for the first quarter of fiscal 2011 was $236.1 million, or $1.65 per share (diluted) compared to net income from continuing operations attributable to PCC for the first quarter of fiscal 2010 of $240.8 million, or $1.71 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first quarter of fiscal 2011 was $235.0 million, or $1.64 per share (diluted), compared with net income attributable to PCC of $240.4 million, or $1.70 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first quarter of fiscal 2011 was $2.8 million, compared with $3.6 million for the first quarter last year. The lower net expense is primarily due to reduced interest expense resulting from lower debt balances.

The effective tax rate for the first quarter of fiscal 2011 was 33.9 percent, 0.5 percentage points lower than the 34.4 percent effective rate in the same quarter last year. The lower effective rate in the current quarter is primarily due to increased benefits from the federal manufacturing deduction partially offset by additional U.S tax on foreign earnings and a loss of tax benefits provided by the research and development credit that expired on December 31, 2009.

Acquisitions

Fiscal 2010

On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of June 27, 2010 was $363.5 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $175 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

In addition, the following business acquisition was accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

On September 30, 2009, we completed the acquisition of Carlton Forge Works and a small, related entity for approximately $847 million in cash, comprised of approximately $502 million of cash on hand (reduced $3 million due to subsequent working capital adjustments) and the proceeds of approximately $345 million of commercial paper debt issuance. Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.

Impacts of the Global Economic Recession and Program Delays

Economic events created recessionary economic conditions around the world in many industries in fiscal 2009 and 2010. Although many countries and industries are recovering, weakness persists in certain areas. While we are not immune to impacts from the global recession, we believe our strong financial position enables us to take advantage of opportunities in our markets served, continue to make operational improvements in our businesses and benefit from the economic recovery.

During the 2010 fiscal year, approximately 54 percent of our sales were to customers in the global aerospace markets. Until the recession occurred and aerospace program delays were announced, customer schedules indicated that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. Aircraft manufacturer schedules now indicate that aerospace production rates will remain relatively flat for the first half of fiscal 2011 as compared with fiscal 2010 levels, but we expect to see a realignment of component build rates and aircraft production schedules as destocking ends in the supply chain and as Boeing 787 and Airbus A380 production starts to ramp up during the second half of our fiscal 2011. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather the economic downturn. Therefore, while there is still significant uncertainty as to the direction of the economy in future periods, we have not experienced and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During fiscal 2010, approximately 27 percent of our sales were to customers in the global power markets, which include our IGT business as well as sales of our seamless extruded pipe. Demand in our original equipment manufacturer (“OEM”) IGT markets has softened and during the latter half of fiscal 2010, we experienced the beginning of destocking by our European customers. Starting in fiscal 2010 fourth quarter and continuing in our fiscal 2011 first quarter, we experienced significant sales declinces in our seamless pipe due to a change in Chinese customers’ ordering patterns as they started to work through current inventory and transition to building larger, more eco-friendly coal-fired plants. Our most significant customers in the power markets are primarily large, well-financed businesses that we believe should have the ability to weather the economic downturn or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we have not experienced and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. Although we are seeing strengthening in orders for the latter half of fiscal 2011, we must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

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

Impact on Pension Plans and Investments

We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans totaled approximately $1.5 billion at the end of fiscal 2010. During the first quarter of fiscal 2011, we contributed $102.5 million to our defined benefit pension plans, including voluntary contributions of $100.0 million. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable.

See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and current financial market conditions.

Results of Operations by Segment – Comparison Between Three Months Ended June 27, 2010 and June 28, 2009

(in millions)	Three Months Ended		Increase/(Decrease)
	6/27/10	6/28/09	$	%
Net sales:
Investment Cast Products	$486.7	$485.6	$1.1	0.2%
Forged Products	631.2	539.0	92.2	17.1
Fastener Products	328.9	345.3	(16.4)	(4.7)

Consolidated net sales	$1,446.8	$1,369.9	$76.9	5.6%

Segment operating income (loss):
Investment Cast Products	$155.1	$141.8	$13.3	9.4%
% of sales	31.9%	29.2%
Forged Products	120.1	141.2	(21.1)	(14.9)
% of sales	19.0%	26.2%
Fastener Products	104.2	115.6	(11.4)	(9.9)
% of sales	31.7%	33.5%
Corporate expenses	(27.5)	(27.9)	0.4	(1.4)

Total segment operating income	351.9	370.7	$(18.8)	(5.1)%
% of sales	24.3%	27.1%
Interest expense, net	2.8	3.6

Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$349.1	$367.1

Investment Cast Products

Investment Cast Products’ sales increased 0.2 percent from $485.6 million in the first quarter of fiscal 2010 to $486.7 million this year. Operating income increased 9.4 percent from $141.8 million in the first quarter of fiscal 2010 to $155.1 million in the same quarter this year. Operating income as a percent of sales increased from 29.2 percent to 31.9 percent of sales. The year-over-year increase in sales reflects higher commercial aerospace production during the current quarter of approximately $40 million, or 26%, driven by the beginning of a recovery from aerospace OEM destocking that began six quarters ago. Continued destocking in the segment’s European IGT customer base partially offset the increase in sales. Contractual pricing related to pass-through of increased material costs of approximately $10 million in the first quarter of fiscal 2011 was roughly equivalent to the same period last year. The segment improved operating income as a percent of sales by 2.7 percentage points over the prior year as increased aerospace OEM volume is driven throughout the segment’s manufacturing operations that have significantly improved their cost structures over the past year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in both the first quarter of fiscal 2011 and fiscal 2010.

Sales within this segment are expected to benefit from the recovery of aerospace OEM build rates through the balance of fiscal 2011. We anticipate growing aerospace OEM and aftermarket sales in the second half of fiscal 2011 as Boeing 787 production ramps up and destocking ends. This segment will experience some challenges from extended European holidays during the second quarter. The segment will be able to continue to effectively leverage fiscal 2010 cost takeouts as volume returns in the second half of fiscal 2011.

Forged Products

Forged Products’ sales were $631.2 million for the quarter, an increase of 17.1 percent, compared to sales of $539.0 million in the first quarter of fiscal 2010. Operating income decreased 14.9 percent from $141.2 million in the first quarter of fiscal 2010 to $120.1 million in the same quarter this year, while operating income as a percent of sales decreased from 26.2 percent to 19.0 percent. The increase in sales compared to the prior year reflects higher commercial aerospace volumes, which accounted for approximately $25 million, or 18%, of the increase (excluding the impact of Carlton). General industrial sales also improved by approximately $64 million, or 68%, over the prior year. In addition, Carlton, which was acquired in the third quarter of fiscal 2010, contributed approximately $75 million of sales. Offsetting these increases was a decline in seamless pipe sales of approximately $55 million, or 50%, as Chinese customers continue to utilize existing inventory. In addition, the segment was negatively impacted as it transferred seamless pipe volume to Chengde to help drive the ongoing qualification process toward achieving quality standards. Contractual material pass-through pricing also decreased, contributing approximately $41.5 million of sales in the first quarter of fiscal 2011 compared to $63.2 million in the same period last year. Although nickel prices increased on the London Metal Exchange (LME) compared to the same quarter last year, external selling prices of nickel alloy from the segment’s three primary mills remained relatively flat in the current quarter versus a year ago due to customer push-outs, nickel buy forwards and order lead times.

Operating income as a percent of sales decreased 7.2 percentage points compared to a year ago due to the negative impact of reduced seamless pipe volume coupled with growth in the segment’s lower-margin general industrial markets. Contractual pass-through of higher raw material costs diluted operating margins by 1.3 percentage points in the current quarter compared to 3.5 percentage points the same period a year ago.

Similar to the Investment Cast Products segment, sales within the Forged Products segment are expected to benefit from strengthening aerospace OEM production schedules in the second half of fiscal 2011 and an upturn in aerospace aftermarket as Boeing 787 production ramps up, destocking ends and we get the benefit of a full year of Carlton sales. In the second quarter of fiscal 2011, this segment will face scheduled maintenance of major forging complexes, in addition to extended holidays at the segment’s European operations and customers. Seamless pipe shipments are expected to start to pick up in the third quarter due to strong demand from China and India, and gain traction into the fourth quarter and beyond.

Fastener Products

The Fastener Products segment reported $328.9 million of sales with operating income of $104.2 million, or 31.7 percent of sales, in the first quarter of fiscal 2011, compared to sales of $345.3 million and operating income of $115.6 million, or 33.5 percent of sales, in the first quarter of fiscal 2010. The decrease in sales reflects continued aerospace destocking throughout the supply chain as aerospace OEM and distributors reduced inventory levels to meet their requirements, and a decline in business jet production that reduced demand at several of the segment’s plants, which accounted for approximately $40 million, or 15%, of the decrease. Partially offsetting these decreases were general industrial market share gains totaling approximately $24 million, or 36%, as the segment expanded its non-core, less complex product lines to offset significant declines in its core high complexity and high value products. Operating income was negatively impacted by decreased leverage on lower sales volume and the impact of increased sales of non-core parts.

Sales within the Fastener Products segment are expected to begin to recover by the third quarter of fiscal 2011 with the return of demand of the segment’s core product lines. In the second half of the fiscal year, we also foresee improved aerospace distributor volume, aftermarket volume, and volume driven from 787 production, which present the segment with significant upside performance opportunities. This recovery, coupled with further opportunities for market share gains across its product families, is expected to drive improved performance.

Changes in Financial Condition and Liquidity

Total assets of $7,894.2 million at June 27, 2010 represented a $233.5 million increase from the $7,660.7 million balance at March 28, 2010, principally reflecting higher cash balances and increased inventories resulting from new product development, committed metal purchases and a build-up of inventories in preparation for second quarter maintenance and European holiday shutdowns. Total capitalization at June 27, 2010 was $6,402.9 million, consisting of $251.0 million of debt and $6,151.9 million of equity. The debt-to-capitalization ratio declined to 3.9% at June 27, 2010 from 4.1% at the end of fiscal 2010.

Cash as of June 27, 2010 was $286.4 million, up $174.0 million from the end of fiscal 2010, and total debt was $251.0 million, basically flat compared to the end of fiscal 2010. Positive cash flow of $174.0 million primarily reflects cash generated by operations of $186.0 million (after $100 million of cash paid for voluntary pension contributions) and $16.1 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $23.5 million and cash dividends of $4.4 million.

The capital spending plan for fiscal 2011, which is anticipated to be similar to the capital spending level in fiscal 2010, will be targeted for equipment upgrades and cost reduction and productivity projects throughout the Company.

In the first quarter of fiscal 2011, we contributed $102.5 million to the defined benefit pension plans, of which $100.0 million was voluntary. We expect to contribute approximately $5.8 million of additional required contributions in fiscal 2011, for total contributions to the defined benefit pension plans of approximately $108.3 million in fiscal 2011. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal year 2011. In addition, we paid $38.3 million in July 2010 to one of our postretirement medical benefit plans that was jointly administered with a union. This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.

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

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of June 27, 2010 was $983.4 million under the Credit Agreement reduced only by a $16.6 million workers’ compensation letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of June 27, 2010 were as follows (dollars in millions):

	Covenant Requirement		Actual
Consolidated minimum net worth (1)	$3,197.5 (minimum	)	$6,151.9
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum	)	95.36:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum	)	0.15:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement.

As of June 27, 2010, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper, even in the current credit markets, and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.

Critical Accounting Policies

For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 27, 2010.

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

There have been no material changes to our market risk exposure since March 28, 2010.

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

In fiscal 2010, we completed the acquisition of Carlton Forge Works and Arcturus Manufacturing Corporation and the acquisition of a 49% interest in Yangzhou Chengde Steel Pipe Co, Ltd., and in fiscal 2009, we completed the acquisitions of Airdrome Holdings LLC, Fatigue Technology, Inc. and Hackney Ladish Holding Corp. We expect that we will continue to seek acquisitions of complementary businesses, products and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Our ability to complete acquisitions may be limited if necessary financing is difficult to access, unavailable or too costly to support a transaction. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business acquisitions entail a number of other risks, including:

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

We also sell products and services to customers in the automotive, chemical and petrochemical, medical, industrial process, and other general industrial markets. Each of these markets is cyclical in nature. Customer demand for our products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions, the availability of financing and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on our business.

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

We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals may be influenced by private or government cartels, changes in world politics, labor relations between the metal producers and their work force, unstable governments in exporting nations, market forces of supply and demand, and inflation. These metals are required for the alloys used or manufactured in our investment castings, forged products and fasteners segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.

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

Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimates of our environmental costs are based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs may be paid out over the next ten years, we anticipate that no individual site will be considered to be material. We cannot ensure that our reserves are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts reserved.

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

We produce many critical parts for commercial and military aircraft and for high pressure applications in power plants. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing this risk, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture our parts to strict contractually-established standards and tolerances using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to product warranty costs and claims. Product warranty costs are generally not insured.

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

A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. Recently, we have seen a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations has not been materially limited. If conditions worsen or persist, we face risks that may include:

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

PRECISION CASTPARTS CORP. Registrant

DATE: August 6, 2010	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)