Form 10-Q
period 2010-09-26
PRECISION CASTPARTS CORP
filed 2010-11-05
CIK 79958

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended September 26, 2010

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

Number of shares of Common Stock, no par value, outstanding as of October 27, 2010: 142,617,000

Note: This 10-Q was filed electronically via EDGAR with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	9/26/10	9/27/09
Net sales	$1,508.1	$1,291.0

Operating costs and expenses:
Cost of goods sold	1,047.2	865.2
Selling and administrative expenses	98.3	88.5
Interest expense	3.4	3.7
Interest income	(1.0)	(0.9)

Total operating costs and expenses	1,147.9	956.5

Income before income tax expense and equity in earnings of unconsolidated affiliates	360.2	334.5
Income tax expense	(122.5)	(116.0)
Equity in earnings of unconsolidated affiliates	6.2	—

Net income from continuing operations	243.9	218.5
Net income (loss) from discontinued operations	7.4	(11.1)

Net income	251.3	207.4
Net income attributable to noncontrolling interests	(0.3)	(0.1)

Net income attributable to Precision Castparts Corp. (“PCC”)	$251.0	$207.3

Net income (loss) per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$1.71	$1.56
Net income (loss) from discontinued operations	0.05	(0.08)

	$1.76	$1.48

Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$1.70	$1.54
Net income (loss) from discontinued operations	0.05	(0.08)

	$1.75	$1.46

Weighted average common shares outstanding:
Basic	142.3	140.3
Diluted	143.5	141.6

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share data)

	Six Months Ended
	9/26/10	9/27/09
Net sales	$2,954.9	$2,660.9

Operating costs and expenses:
Cost of goods sold	2,043.9	1,768.7
Selling and administrative expenses	196.5	184.2
Interest expense	6.8	8.1
Interest income	(1.6)	(1.7)

Total operating costs and expenses	2,245.6	1,959.3

Income before income tax expense and equity in earnings of unconsolidated affiliates	709.3	701.6
Income tax expense	(240.9)	(242.2)
Equity in earnings of unconsolidated affiliates	12.0	—

Net income from continuing operations	480.4	459.4
Net income (loss) from discontinued operations	6.3	(11.5)

Net income	486.7	447.9
Net income attributable to noncontrolling interests	(0.7)	(0.2)

Net income attributable to Precision Castparts Corp. (“PCC”)	$486.0	$447.7

Net income (loss) per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$3.37	$3.28
Net income (loss) from discontinued operations	0.05	(0.09)

	$3.42	$3.19

Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$3.34	$3.25
Net income (loss) from discontinued operations	0.05	(0.09)

	$3.39	$3.16

Weighted average common shares outstanding:
Basic	142.2	140.2
Diluted	143.5	141.5

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)

	9/26/10	3/28/10
Assets
Current assets:
Cash and cash equivalents	$410.6	$112.4
Receivables, net	879.7	846.6
Inventories	1,499.5	1,435.3
Prepaid expenses and other current assets	22.5	21.7
Income tax receivable	69.4	78.7
Deferred income taxes	5.1	3.4
Discontinued operations	13.1	24.0

Total current assets	2,899.9	2,522.1

Property, plant and equipment, at cost	2,290.2	2,220.6
Accumulated depreciation	(1,093.2)	(1,014.1)

Net property, plant and equipment	1,197.0	1,206.5

Goodwill	2,859.8	2,835.9
Acquired intangible assets, net	462.1	468.4
Investment in unconsolidated affiliates	393.0	372.4
Other assets	323.4	203.6
Discontinued operations	47.4	51.8

	$8,182.6	$7,660.7

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.8	$15.1
Accounts payable	531.8	581.8
Accrued liabilities	290.3	285.8
Discontinued operations	5.2	11.1

Total current liabilities	842.1	893.8

Long-term debt	222.8	234.9
Pension and other postretirement benefit obligations	244.0	284.4
Other long-term liabilities	210.7	212.2
Deferred income taxes	171.7	137.6
Discontinued operations	6.1	6.1
Commitments and contingencies (See Notes)
Shareholders’ equity:
Preferred stock	—	—
Common stock	142.4	141.9
Paid-in capital	1,317.3	1,263.8
Retained earnings	5,277.7	4,800.3
Accumulated other comprehensive loss	(254.9)	(317.2)

Total PCC shareholders’ equity	6,482.5	5,888.8
Noncontrolling interest	2.7	2.9

Total equity	6,485.2	5,891.7

	$8,182.6	$7,660.7

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	9/26/10	9/27/09
Operating activities:
Net income	$486.7	$447.9
Net (income) loss from discontinued operations	(6.3)	11.5
Non-cash items:
Depreciation and amortization	81.1	72.7
Deferred income taxes	28.2	17.7
Stock-based compensation expense	23.2	19.4
Excess tax benefits from share-based payment arrangements	(9.7)	(7.3)
Other non-cash adjustments	1.0	0.3
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(27.3)	173.1
Inventories	(60.7)	(58.8)
Prepaid expenses and other current assets	(0.8)	(4.6)
Income tax receivable	9.3	—
Payables, accruals and income tax payable	(34.7)	(158.6)
Pension and other postretirement benefit plans	(142.7)	(185.7)
Other non-current assets and liabilities	(17.3)	11.1
Net cash used by operating activities of discontinued operations	(3.7)	—

Net cash provided by operating activities	326.3	338.7

Investing activities:
Acquisitions of businesses	(12.2)	(17.3)
Investment in unconsolidated affiliates	(4.1)	—
Capital expenditures	(52.0)	(109.5)
Dispositions of businesses	17.6	—
Other investing activities	1.2	(17.7)
Net cash provided (used) by investing activities of discontinued operations	1.9	(0.1)

Net cash used by investing activities	(47.6)	(144.6)

Financing activities:
Net change in long-term debt	(14.4)	(46.1)
Common stock issued	20.9	27.5
Excess tax benefits from share-based payment arrangements	9.7	7.3
Cash dividends	(8.6)	(8.4)
Other financing activities	(0.3)	—
Net cash used by financing activities of discontinued operations	—	(0.3)

Net cash provided (used) by financing activities	7.3	(20.0)

Effect of exchange rate changes on cash and cash equivalents	12.2	14.4

Net increase in cash and cash equivalents	298.2	188.5
Cash and cash equivalents at beginning of period	112.4	554.5

Cash and cash equivalents at end of period	$410.6	$743.0

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data)

(1) Basis of Presentation

The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC”, the “Company”, or “we”), without audit and subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America, except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated in interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2) Stock-based Compensation

During the three and six months ended September 26, 2010 and September 27, 2009, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 28, 2010.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Cost of goods sold	$4.0	$2.8	$8.3	$6.0
Selling and administrative expenses	7.7	6.6	14.9	13.4

Stock-based compensation expense before income taxes	11.7	9.4	23.2	19.4
Income tax benefit	(2.9)	(2.9)	(6.3)	(5.9)

Total stock-based compensation expense after income taxes	$8.8	$6.5	$16.9	$13.5

(3) Acquisitions

Fiscal 2010

On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of September 26, 2010 was $375.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $175 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

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

(4) Discontinued Operations

Net income from discontinued operations in the current quarter includes a gain from the sale of an automotive fastener business. The transaction resulted in a gain of approximately $6.4 million (net of tax).

During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Net sales	$13.3	$20.1	$32.4	$41.4
Cost of goods sold	13.4	17.5	30.6	36.7
Selling and administrative expenses	1.1	14.0	3.1	17.1

Loss from operations before income taxes	(1.2)	(11.4)	(1.3)	(12.4)
Interest income	—	(0.1)	—	(0.1)
Income tax benefit	(0.2)	(2.5)	(0.2)	(2.8)

Net loss from operations	(1.0)	(8.8)	(1.1)	(9.5)
Gain (loss) on disposal, net of $3.1, $(0.2), $2.6, and $(0.7) tax expense (benefit), respectively	8.4	(2.3)	7.4	(2.0)

Net income (loss) from discontinued operations	$7.4	$(11.1)	$6.3	$(11.5)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/26/10	3/28/10
Assets of discontinued operations:
Current assets	$13.1	$24.0
Net property, plant and equipment	32.8	37.0
Other assets	14.6	14.8

	$60.5	$75.8

Liabilities of discontinued operations:
Other current liabilities	$5.2	$11.1
Other long-term liabilities	6.1	6.1

	$11.3	$17.2

(5) Inventories

Inventories consisted of the following:

	9/26/10	3/28/10
Finished goods	$309.7	$287.2
Work-in-process	535.8	509.6
Raw materials and supplies	473.8	441.9

	1,319.3	1,238.7
LIFO provision	180.2	196.6

Total inventory	$1,499.5	$1,435.3

(6) Goodwill and Acquired Intangibles

We perform our annual goodwill impairment test during the second quarter of each fiscal year. For fiscal 2011, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill.

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 26, 2010 were as follows:

	Balance at 3/28/10	Acquired	Currency Translation and Other	Balance at 9/26/10
Investment Cast Products	$336.6	$—	$1.0	$337.6
Forged Products	1,249.8	—	14.0	1,263.8
Fastener Products	1,249.5	8.4	0.5	1,258.4

Total	$2,835.9	$8.4	$15.5	$2,859.8

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	September 26, 2010			March 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$14.8	$(6.8)	$8.0	$14.8	$(6.0)	$8.8
Proprietary technology	2.3	(1.0)	1.3	2.3	(1.0)	1.3
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	33.6	(11.6)	22.0	33.0	(8.9)	24.1
Backlog	18.6	(13.9)	4.7	18.6	(10.7)	7.9
Revenue sharing agreements	28.9	(0.2)	28.7	28.9	—	28.9

	$98.6	$(33.9)	64.7	$98.0	$(27.0)	71.0

Unamortized intangible assets:
Tradenames			192.6			192.6
Long-term customer relationships			204.8			204.8

Acquired intangibles, net			$462.1			$468.4

Amortization expense for acquired intangible assets for the three and six months ended September 26, 2010 was $3.4 million and $6.9 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $13.9 million for fiscal 2011. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2012	$8.4
2013	6.7
2014	6.9
2015	4.8
2016	3.5

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(7) Guarantees

In the ordinary course of business, we generally warrant that our products will conform to our customers’ specifications over various time periods. The warranty accrual as of September 26, 2010 and March 28, 2010 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.

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

(8) Earnings per Share

Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Amounts attributable to PCC:
Net income from continuing operations	$243.6	$218.4	$479.7	$459.2
Net income (loss) from discontinued operations	7.4	(11.1)	6.3	(11.5)

Net income attributable to PCC	$251.0	$207.3	$486.0	$447.7

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Basic weighted average shares outstanding	142.3	140.3	142.2	140.2
Dilutive stock options	1.2	1.3	1.3	1.3

Average shares outstanding assuming dilution	143.5	141.6	143.5	141.5

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three and six months ended September 26, 2010, stock options to purchase 2.2 million shares of common stock were excluded from the computation of diluted earnings per share, because they would have been antidilutive. For the three and six months ended September 27, 2009, stock options to purchase 1.0 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(9) Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Net income	$251.3	$207.4	$486.7	$447.9

Other comprehensive income (“OCI”), net of tax:
Unrealized translation adjustments	60.6	5.7	54.7	102.2
Pension and postretirement obligations	6.9	—	6.9	4.1
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax expense (benefit) of $0.5, $(0.9), $0.6, and $3.7, respectively)	1.8	(2.5)	2.6	4.4
Reclassification to net income of previously deferred (gains) losses (net of income tax expense (benefit) of $0.3, $(0.2), $0.8, and $(2.2), respectively)	(0.6)	0.9	(1.9)	6.3

Other comprehensive income	68.7	4.1	62.3	117.0
Less: Comprehensive income attributable to noncontrolling interests	(0.3)	(0.1)	(0.7)	(0.2)

Total comprehensive income attributable to PCC	$319.7	$211.4	$548.3	$564.7

Accumulated other comprehensive loss consisted of the following:

	9/26/10	3/28/10
Cumulative unrealized foreign currency translation losses	$(22.1)	$(76.8)
Pension and postretirement obligations	(235.8)	(242.7)
Unrealized gain on derivatives	3.0	2.3

Accumulated other comprehensive loss	$(254.9)	$(317.2)

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

Fair value hedges

We have sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts and options are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. We also have exposure from fluctuations in interest rates. Interest rate swaps are used to hedge against the risk of change in the fair value of fixed rate borrowings attributable to changes in interest rates. Changes in the fair value of the derivative instrument are offset in the income statement by changes in the fair value of the item being hedged.

Net investment hedges

We use foreign currency forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of shareholders’ equity.

Cash flow hedges

We have exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. We also have exposure from fluctuations in commodity prices. Commodity swaps are used to hedge against the variability in cash flows from forecasted commodity purchases. For cash flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

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

As of September 26, 2010, there were $4.6 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of September 26, 2010, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of September 26, 2010 was approximately $351 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of September 26, 2010:

	Asset Derivatives		Liability Derivatives
Derivative instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$3.4	Accounts payable	$2.4
Commodity swap contracts	Accounts receivable	2.3
Interest rate swap contracts	Other assets	2.1

		$7.8		$2.4

The following table presents the effect of derivatives not designated as hedging instruments in the consolidated statements of income for the three and six months ended September 26, 2010:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended 9/26/10	Six Months Ended 9/26/10

Foreign exchange contracts	Selling and administrative expense	$5.1	2.3

The following table presents the effect of derivatives designated as hedging instruments in the consolidated balance sheet as of September 26, 2010 and the consolidated statement of income for the three months ended September 26, 2010:

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)
Cash Flow Hedges: Foreign exchange contracts	$2.1	Net sales	$1.1	$—	$—	$1.1
		Cost of goods sold	0.6	(0.1)	—	0.5
		Selling and administrative expense	(0.1)	—	—	(0.1)
		Interest income (expense), net	—	0.1	—	0.1
Cash Flow Hedges: Commodity swap contracts	2.3	Cost of goods sold	—	—	—	—
Net Investment Hedges: Foreign exchange contracts	(0.4)	Interest income (expense), net	—	—	—	—
Fair Value Hedges: Interest rate swap contracts	—	Selling and administrative expense	—	—	1.0	1.0
		Interest income (expense), net	—	—	0.3	0.3

	$4.0	Total Pre-tax	$1.6	$—	$1.3	$2.9

The following table presents the effect of derivatives designated as hedging instruments in the consolidated balance sheet as of September 26, 2010 and the consolidated statement of income for the six months ended September 26, 2010:

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and AmountExcluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)
Cash Flow Hedges: Foreign exchange contracts	$2.1	Net sales	$2.1	$0.1	$—	$2.2
		Cost of goods sold	2.2	(0.1)	—	2.1
		Selling and administrative expense	—	(0.1)	—	(0.1)
		Interest income (expense), net	—	0.2	—	0.2
Cash Flow Hedges: Commodity swap contracts	2.3	Cost of goods sold	—	—	—	—
Net Investment Hedges: Foreign exchange contracts	(0.4)	Interest income (expense), net	—	—	—	—
Fair Value Hedges: Interest rate swap contracts	—	Selling and administrative expense	—	—	2.1	2.1
		Interest income (expense), net	—	—	0.5	0.5

	$4.0	Total Pre-tax	$4.3	$0.1	$2.6	$7.0

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 26, 2010:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$273.8	$20.5	$—	$294.3
Derivative instruments	$—	$7.8	$—	$7.8
Liabilities:
Derivative instruments	$—	$2.4	$—	$2.4

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$31.6	$—	$—	$31.6
Derivative instruments	$—	$5.4	$—	$5.4
Liabilities:
Derivative instruments	$—	$2.9	$—	$2.9

Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first six months of fiscal 2011 and fiscal 2010.

Derivative instruments consist of fair value hedges, net investment hedges, and cash flow hedges. Foreign exchange, commodity swap and interest rate swap contracts’ values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.

We estimate that the fair value of our long-term fixed rate debt instruments was $257.3 million compared to a book value of $237.2 million at September 26, 2010. At March 28, 2010, the estimated fair value of our long-term fixed rate debt instruments was $264.9 million compared to a book value of $249.3 million. The fair value of long-term debt was estimated using our borrowing rate at quarter-end for similar types of borrowing arrangements. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans

We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

The net periodic benefit cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Service cost	$9.0	$8.2	$18.0	$16.6
Interest cost	21.9	23.0	43.8	46.5
Expected return on plan assets	(29.8)	(27.8)	(59.6)	(56.2)
Recognized net actuarial loss	4.7	1.1	9.4	2.2
Amortization of prior service cost	0.8	3.2	1.6	6.5

Net periodic benefit cost	$6.6	$7.7	$13.2	$15.6

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Service cost	$0.1	$0.3	$0.5	$0.6
Interest cost	1.3	2.1	3.2	4.2
Recognized net actuarial loss (gain)	0.1	(0.1)	0.4	(0.2)
Amortization of prior service (benefit) cost	(0.1)	0.2	(0.3)	0.4

Net periodic benefit cost	$1.4	$2.5	$3.8	$5.0

During the three and six months ended September 26, 2010, we contributed $2.5 million and $105.0 million, respectively, to the defined benefit pension plans, of which $100.0 million was voluntary. We expect to contribute approximately $5.0 million of additional required contributions in fiscal 2011, for total contributions to the defined benefit pension plans of approximately $110.0 million in fiscal 2011. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal 2011. In addition, we paid $38.3 million in July 2010 to one of our postretirement medical benefit plans that was jointly administered with a union. This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.

(13) Commitments and Contingencies

In January 2010, the Company determined that a subsidiary, Caledonian Alloys, had two facilities in North Carolina and West Virginia operating trichloroethylene vapor degreasers out of compliance with state and federal environmental laws. Both degreasers ceased operation in January 2010 and were decommissioned shortly thereafter. The Company has disclosed the non-compliance issues to state and federal regulatory authorities. On April 14, 2010, the North Carolina facility received a Notice of Violation (“NOV”) from the North Carolina Department of Environment and Natural Resources indicating that the matter was being referred to enforcement. No specific penalties were identified in the NOV. On August 27, 2010, the West Virginia Department of Environmental Protection assessed a final penalty in the amount of $0.3 million. We continue to investigate the matter and believe that any resulting judgment or settlement will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

There have not been any material developments related to commitments and contingencies reported in our previous Form 10-Q filed on August 6, 2010.

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

	Three Months Ended		Six Months Ended
	9/26/10	9/27/09	9/26/10	9/27/09
Net sales:
Investment Cast Products	$512.3	$444.1	$999.0	$929.7
Forged Products	668.7	516.7	1,299.9	1,055.7
Fastener Products	327.1	330.2	656.0	675.5

Consolidated net sales	$1,508.1	$1,291.0	$2,954.9	$2,660.9

Segment operating income (loss):
Investment Cast Products	$162.5	$135.4	$317.6	$277.2
Forged Products	130.2	120.0	250.3	261.2
Fastener Products	97.0	110.7	201.2	226.3
Corporate expenses	(27.1)	(28.8)	(54.6)	(56.7)

Total segment operating income	362.6	337.3	714.5	708.0
Interest expense	3.4	3.7	6.8	8.1
Interest income	(1.0)	(0.9)	(1.6)	(1.7)

Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$360.2	$334.5	$709.3	$701.6

(16) Condensed Consolidating Financial Information

Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of September 26, 2010 and March 28, 2010, statements of income for the three and six months ended September 26, 2010 and September 27, 2009, and statements of cash flows for the six months ended September 26, 2010 and September 27, 2009. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the Company. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income

Three Months Ended September 26, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,284.5	$293.8	$(70.2)	$1,508.1

Operating costs and expenses:
Cost of goods sold	4.0	881.1	232.3	(70.2)	1,047.2
Selling and administrative expenses	20.9	57.8	19.6	—	98.3
Other expense (income)	1.2	(1.7)	0.5	—	—
Interest (income) expense, net	(11.8)	14.9	(0.7)	—	2.4
Equity in earnings of subsidiaries	(260.0)	(20.4)	—	280.4	—

Total operating costs and expenses	(245.7)	931.7	251.7	210.2	1,147.9

Income (loss) before income tax and equity in earnings of unconsolidated affiliates	245.7	352.8	42.1	(280.4)	360.2
Income tax benefit (expense)	5.3	(117.6)	(10.2)	—	(122.5)
Equity in earnings of unconsolidated affiliates	—	0.5	5.7	—	6.2

Net income (loss) from continuing operations	251.0	235.7	37.6	(280.4)	243.9
Net income from discontinued operations	—	6.3	1.1	—	7.4

Net income (loss)	251.0	242.0	38.7	(280.4)	251.3
Net income attributable to noncontrolling interest	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to PCC	$251.0	$242.0	$38.4	$(280.4)	$251.0

Condensed Consolidating Statements of Income

Three Months Ended September 27, 2009

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$946.2	$384.9	$(40.1)	$1,291.0

Operating costs and expenses:
Cost of goods sold	2.7	587.3	315.3	(40.1)	865.2
Selling and administrative expenses	23.6	42.5	22.4	—	88.5
Other (income) expense	(0.3)	(2.0)	2.3	—	—
Interest (income) expense, net	(12.6)	16.2	(0.8)	—	2.8
Equity in earnings of subsidiaries	(216.3)	(8.2)	—	224.5	—

Total operating costs and expenses	(202.9)	635.8	339.2	184.4	956.5

Income (loss) before income tax and noncontrolling interest	202.9	310.4	45.7	(224.5)	334.5
Income tax benefit (expense)	4.4	(107.8)	(12.6)	—	(116.0)
Equity in earnings of unconsolidated affiliates	—	—	—	—	—

Net income (loss) from continuing operations	207.3	202.6	33.1	(224.5)	218.5
Net loss from discontinued operations	—	(6.4)	(4.7)	—	(11.1)

Net income (loss)	207.3	196.2	28.4	(224.5)	207.4
Net (income) loss attributable to noncontrolling interest	—	(0.5)	0.4	—	(0.1)

Net income (loss) attributable to PCC	$207.3	$195.7	$28.8	$(224.5)	$207.3

Condensed Consolidating Statements of Income

Six Months Ended September 26, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,531.6	$564.7	$(141.4)	$2,954.9

Operating costs and expenses:
Cost of goods sold	8.3	1,734.7	442.3	(141.4)	2,043.9
Selling and administrative expenses	41.8	114.6	40.1	—	196.5
Other expense (income)	4.1	(1.7)	(2.4)	—	—
Interest (income) expense, net	(23.0)	29.4	(1.2)	—	5.2
Equity in earnings of subsidiaries	(504.5)	(30.4)	—	534.9	—

Total operating costs and expenses	(473.3)	1,846.6	478.8	393.5	2,245.6

Income (loss) before income tax and equity in earnings of unconsolidated affiliates	473.3	685.0	85.9	(534.9)	709.3
Income tax benefit (expense)	12.7	(231.0)	(22.6)	—	(240.9)
Equity in earnings of unconsolidated affiliates	—	0.7	11.3	—	12.0

Net income (loss) from continuing operations	486.0	454.7	74.6	(534.9)	480.4
Net income (loss) from discontinued operations	—	6.8	(0.5)	—	6.3

Net income (loss)	486.0	461.5	74.1	(534.9)	486.7
Net income attributable to noncontrolling interest	—	—	(0.7)	—	(0.7)

Net income (loss) attributable to PCC	$486.0	$461.5	$73.4	$(534.9)	$486.0

Condensed Consolidating Statements of Income

Six Months Ended September 27, 2009

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,064.0	$701.9	$(105.0)	$2,660.9

Operating costs and expenses:
Cost of goods sold	5.8	1,311.9	556.0	(105.0)	1,768.7
Selling and administrative expenses	46.5	93.1	44.6	—	184.2
Other (income) expense	(1.0)	(1.7)	2.7	—	—
Interest (income) expense, net	(24.7)	32.5	(1.4)	—	6.4
Equity in earnings of subsidiaries	(466.0)	(15.9)	—	481.9	—

Total operating costs and expenses	(439.4)	1,419.9	601.9	376.9	1,959.3

Income (loss) before income tax and noncontrolling interest	439.4	644.1	100.0	(481.9)	701.6
Income tax benefit (expense)	8.3	(221.1)	(29.4)	—	(242.2)
Equity in earnings of unconsolidated affiliates	—	—	—	—	—

Net income (loss) from continuing operations	447.7	423.0	70.6	(481.9)	459.4
Net loss from discontinued operations	—	(6.2)	(5.3)	—	(11.5)

Net income (loss)	447.7	416.8	65.3	(481.9)	447.9
Net (income) loss attributable to noncontrolling interest	—	(0.5)	0.3	—	(0.2)

Net income (loss) attributable to PCC	$447.7	$416.3	$65.6	$(481.9)	$447.7

Condensed Consolidating Balance Sheets

September 26, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$280.5	$—	$133.1	$(3.0)	$410.6
Receivables, net	46.9	3,090.4	83.0	(2,340.6)	879.7
Inventories	—	1,218.4	281.1	—	1,499.5
Prepaid expenses and other current assets	—	12.5	10.8	(0.8)	22.5
Income tax receivable	83.3	—	—	(13.9)	69.4
Deferred income taxes	6.6	—	5.3	(6.8)	5.1
Discontinued operations	—	8.2	99.0	(94.1)	13.1

Total current assets	417.3	4,329.5	612.3	(2,459.2)	2,899.9

Property, plant and equipment, net	1.5	854.7	340.8	—	1,197.0
Goodwill	—	2,322.7	537.1	—	2,859.8
Deferred income taxes	32.9	—	—	(32.9)	—
Investments in subsidiaries	8,660.3	420.5	—	(9,080.8)	—
Other assets	185.6	522.6	470.3	—	1,178.5
Discontinued operations	—	30.6	16.8	—	47.4

	$9,297.6	$8,480.6	$1,977.3	$(11,572.9)	$8,182.6

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.5	$0.2	$0.1	$—	$14.8
Accounts payable	2,378.7	402.7	174.9	(2,424.5)	531.8
Accrued liabilities	22.3	223.0	46.1	(1.1)	290.3
Income taxes payable	—	—	13.9	(13.9)	—
Deferred tax liability	—	6.8	—	(6.8)	—
Discontinued operations	—	18.0	1.2	(14.0)	5.2

Total current liabilities	2,415.5	650.7	236.2	(2,460.3)	842.1

Long-term debt	216.6	0.2	6.0	—	222.8
Deferred income taxes	—	149.1	55.5	(32.9)	171.7
Pension and other postretirement benefit obligations	154.2	83.4	6.4	—	244.0
Other long-term liabilities	26.1	176.6	8.0	—	210.7
Discontinued operations	—	5.7	0.4	—	6.1
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,459.7	3,550.2	1,073.0	(4,623.2)	1,459.7
Retained earnings	5,277.7	3,962.8	667.6	(4,630.4)	5,277.7
Accumulated other comprehensive (loss) income	(252.2)	(98.1)	(78.5)	173.9	(254.9)

Total PCC shareholders’ equity	6,485.2	7,414.9	1,662.1	(9,079.7)	6,482.5
Noncontrolling interest	—	—	2.7	—	2.7

Total equity	6,485.2	7,414.9	1,664.8	(9,079.7)	6,485.2

	$9,297.6	$8,480.6	$1,977.3	$(11,572.9)	$8,182.6

Condensed Consolidating Balance Sheets

March 28, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$1.3	$96.3	$—	$112.4
Receivables, net	46.1	2,777.6	74.1	(2,051.2)	846.6
Inventories	—	1,183.3	252.0	—	1,435.3
Prepaid expenses and other current assets	3.2	7.4	11.1	—	21.7
Income tax receivable	85.3	—	—	(6.6)	78.7
Deferred income taxes	5.6	—	3.3	(5.5)	3.4
Discontinued operations	—	34.5	87.6	(98.1)	24.0

Total current assets	155.0	4,004.1	524.4	(2,161.4)	2,522.1

Property, plant and equipment, net	1.8	871.6	333.1	—	1,206.5
Goodwill	—	2,323.2	512.7	—	2,835.9
Deferred income taxes	62.3	—	—	(62.3)	—
Investments in subsidiaries	8,104.2	435.9	—	(8,540.1)	—
Other assets	118.8	483.9	441.7	—	1,044.4
Discontinued operations	—	32.2	19.6	—	51.8

	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7

Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.7	$0.2	$0.2	$—	$15.1
Accounts payable	2,110.0	458.8	162.3	(2,149.3)	581.8
Accrued liabilities	23.5	216.4	47.0	(1.1)	285.8
Income taxes payable	—	—	6.6	(6.6)	—
Deferred tax liability	—	5.5	—	(5.5)	—
Discontinued operations	—	8.5	2.6	—	11.1

Total current liabilities	2,148.2	689.4	218.7	(2,162.5)	893.8

Long-term debt	228.6	0.3	6.0	—	234.9
Deferred income taxes	—	144.8	55.1	(62.3)	137.6
Pension and other postretirement benefit obligations	147.0	130.7	6.7	—	284.4
Other long-term liabilities	26.6	177.9	7.7	—	212.2
Discontinued operations	—	5.7	0.4	—	6.1
Commitments and contingencies
Shareholders’ equity:
Common stock and paid-in capital	1,405.7	3,654.8	1,072.2	(4,727.0)	1,405.7
Retained earnings	4,800.3	3,454.8	594.2	(4,049.0)	4,800.3
Accumulated other comprehensive (loss) income	(314.3)	(108.0)	(131.9)	237.0	(317.2)

Total PCC shareholders’ equity	5,891.7	7,001.6	1,534.5	(8,539.0)	5,888.8
Noncontrolling interest	—	0.5	2.4	—	2.9

Total equity	5,891.7	7,002.1	1,536.9	(8,539.0)	5,891.7

	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 26, 2010

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(8.5)	$311.5	$26.3	$(3.0)	$326.3

Acquisitions of businesses	—	(12.2)	—	—	(12.2)
Investment in unconsolidated affiliates	—	—	(4.1)	—	(4.1)
Capital expenditures	—	(35.5)	(16.5)	—	(52.0)
Intercompany advances	—	(276.4)	17.7	258.7	—
Intercompany loans	(7.2)	—	—	7.2	—
Dispositions of businesses and other	14.9	12.1	(8.2)	—	18.8
Net cash provided by investing activities of discontinued operations	—	0.1	1.8	—	1.9

Net cash provided (used) by investing activities	7.7	(311.9)	(9.3)	265.9	(47.6)

Net change in long-term debt	(14.2)	(0.1)	(0.1)	—	(14.4)
Common stock issued	20.9	—	—	—	20.9
Excess tax benefits from share-based payment arrangements	9.7	—	—	—	9.7
Cash dividends	(8.6)	—	—	—	(8.6)
Intercompany advances	258.7	—	—	(258.7)	—
Intercompany loans	—	(1.4)	8.6	(7.2)	—
Other investing activities	—	0.6	(0.9)	—	(0.3)

Net cash provided (used) by financing activities	266.5	(0.9)	7.6	(265.9)	7.3

Effect of exchange rate changes on cash and cash equivalents	—	—	12.2	—	12.2

Net increase (decrease) in cash and cash equivalents	265.7	(1.3)	36.8	(3.0)	298.2
Cash and cash equivalents at beginning of period	14.8	1.3	96.3	—	112.4

Cash and cash equivalents at end of period	$280.5	$—	$133.1	$(3.0)	$410.6

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 27, 2009

(Unaudited)

(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(83.6)	$335.2	$87.1	$—	$338.7

Acquisitions of businesses	(17.3)	—	—	—	(17.3)
Capital expenditures	(0.3)	(46.1)	(63.1)	—	(109.5)
Intercompany advances	—	(269.3)	37.9	231.4	—
Intercompany loans	(1.0)	—	—	1.0	—
Dispositions of businesses and other	—	(9.9)	(7.8)	—	(17.7)
Net cash (used) provided by investing activities of discontinued operations	—	(11.5)	(1.8)	13.2	(0.1)

Net cash (used) provided by investing activities	(18.6)	(336.8)	(34.8)	245.6	(144.6)

Net change in long-term debt	(51.1)	(0.1)	5.1	—	(46.1)
Common stock issued	27.5	—	—	—	27.5
Excess tax benefits from share-based payment arrangements	7.3	—	—	—	7.3
Cash dividends	(8.4)	—	—	—	(8.4)
Intercompany advances	244.6	—	—	(244.6)	—
Intercompany loans	—	—	1.0	(1.0)	—
Net cash used by financing activities of discontinued operations	—	(0.2)	(0.1)	—	(0.3)

Net cash provided (used) by financing activities	219.9	(0.3)	6.0	(245.6)	(20.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	14.4	—	14.4

Net increase (decrease) in cash and cash equivalents	117.7	(1.9)	72.7	—	188.5
Cash and cash equivalents at beginning of period	423.2	1.9	129.4	—	554.5

Cash and cash equivalents at end of period	$540.9	$—	$202.1	$—	$743.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Comparison Between Three Months Ended September 26, 2010 and September 27, 2009

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/26/10	9/27/09	$	%
Net sales	$1,508.1	$1,291.0	$217.1	16.8%

Operating costs and expenses:
Cost of goods sold	1,047.2	865.2	182	21.0
Selling and administrative expenses	98.3	88.5	9.8	11.1
Interest expense, net	2.4	2.8	(0.4)	(14.3)

Total operating costs and expenses	1,147.9	956.5	191.4	20.0

Income before income tax expense and equity in earnings of unconsolidated affiliates	360.2	334.5	25.7	7.7
Income tax expense	(122.5)	(116.0)	6.5	5.6
Effective tax rate	34.0%	34.7%
Equity in earnings of unconsolidated affiliates	6.2	—	6.2	100.0

Net income from continuing operations	243.9	218.5	25.4	11.6
Net income (loss) from discontinued operations	7.4	(11.1)	18.5	166.7

Net income	251.3	207.4	43.9	21.2
Net income attributable to noncontrolling interests	(0.3)	(0.1)	0.2	200.0

Net income attributable to Precision Castparts Corp. (“PCC”)	$251.0	$207.3	$43.7	21.1%

Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations - diluted	$1.70	$1.54	$0.16	10.4%
Net income (loss) per share from discontinued operations - diluted	0.05	(0.08)	0.13	162.5

Net income per share - diluted	$1.75	$1.46	$0.29	19.9%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	9/26/10	9/27/09	$	%
Nickel	$9.56	$7.95	$1.61	20%
London Metal Exchange[1]
Titanium	$5.33	$0.72	$4.61	640%
Ti 6-4 bulk, Metalprices.com
Cobalt	$20.05	$18.90	$1.15	6%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/ (Decrease)
	9/26/10	9/27/09	$	%
Investment Cast Products[2]	$58.7	$39.9	$18.8	47%
Forged Products[3]	165.7	181.1	(15.4)	(9)
Fastener Products[4]	23.1	19.9	3.2	16

Total intercompany sales	$247.5	$240.9	$6.6	3%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $10.2 million and $5.5 million for the second quarter of fiscal 2011 and 2010, respectively.

[3]	Forged Products: Includes sales between segments of $16.4 million and $15.6 million for the second quarter of fiscal 2011 and 2010, respectively.
[4]	Fastener Products: Includes sales between segments of $1.1 million and $0.4 million for the second quarter of fiscal 2011 and 2010, respectively.

Sales for the second quarter of fiscal 2011 were $1,508.1 million, up $217.1 million, or 16.8% from $1,291.0 million in the same quarter last year. The increase in sales was driven by an increase in aerospace volume of approximately $116 million, or 17%, as our shipments are beginning to more closely align with aircraft delivery schedules, and general and industrial market segment growth of approximately $63 million, or 25%. In addition, Carlton, which was acquired in the third quarter of fiscal 2010, contributed approximately $80 million of sales. These increases were partially offset by lower seamless pipe sales in the current quarter, decreasing approximately $65 million, or 47%, year over year, due to a temporary destocking of inventories related to the Chinese market transitioning to larger, more eco-friendly coal-fired power plants. Continued European industrial gas turbine (“IGT”) destocking also partially offset the increase in sales. Contractual material pass-through pricing increased slightly, increasing sales by approximately $55 million in the current quarter versus approximately $54 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Higher external selling prices of nickel alloy from the Forged Products segment’s three primary mills, which increased 20% on the London Metal Exchange (LME) compared to the same quarter last year, added approximately $33 million to top-line revenues in the current quarter versus a year ago.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of July 2010, Boeing and Airbus aircraft deliveries are expected to be relatively flat through calendar year 2010 as compared to 2009. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting a moderate increase in aircraft deliveries in calendar year 2011 and therefore we anticipate that our aerospace sales will continue to increase throughout the second half of fiscal 2011.

Net income from continuing operations attributable to PCC for the second quarter of fiscal 2011 was $243.6 million, or $1.70 per share (diluted) compared to net income from continuing operations attributable to PCC for the second quarter of fiscal 2010 of $218.4 million, or $1.54 per share (diluted). Net income attributable to PCC (including discontinued operations) for the second quarter of fiscal 2011 was $251.0 million, or $1.75 per share (diluted), compared with net income attributable to PCC of $207.3 million, or $1.46 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the second quarter of fiscal 2011 was $2.4 million, compared with $2.8 million for the second quarter last year. The lower net expense is primarily due to reduced interest expense resulting from lower debt balances.

The effective tax rate for the second quarter of fiscal 2011 was 34.0%, 0.7 percentage points lower than the 34.7% effective rate in the same quarter last year. The lower effective rate in the current quarter is primarily due to increased benefits from the federal manufacturing deduction and a reduction in the United Kingdom tax rate partially offset by a loss of tax benefits provided by the research and development credit that expired on December 31, 2009.

Acquisitions

Fiscal 2010

On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance. This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of September 26, 2010 was $375.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $175 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

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

Discontinued Operations

Net income from discontinued operations was $7.4 million, or $0.05 per share (diluted), for the second quarter of fiscal 2011 compared with a net loss of $11.1 million, or $0.08 per share (diluted), in the same period last year. Net income from discontinued operations in the current quarter primarily includes a gain from the sale of an automotive fastener operation of approximately $6.4 million (net of tax). The net loss from discontinued operations in the same quarter of last year includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses which were held for sale.

Impacts of the Global Economic Recession and Program Delays

Economic events created recessionary economic conditions around the world in many industries in fiscal 2009 and 2010. Although many countries and industries are recovering, weakness persists in certain areas. While we are not immune to impacts from the global recession, we believe our strong financial position enables us to take advantage of opportunities in our markets served, continue to make operational improvements in our businesses and positions us to benefit from the economic recovery.

During fiscal 2010 and the first six months of fiscal 2011, approximately 54 percent and 58 percent, respectively, of our sales were to customers in the global aerospace markets. Until the recession occurred and aerospace program delays were announced, customer schedules indicated that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. Aerospace production rates have begun to recover in the first half of fiscal 2011 as compared with fiscal 2010 levels, and aircraft manufacturer schedules indicate that we will see a realignment of component build rates and aircraft production schedules as destocking ends in the supply chain and as Boeing 787 production starts to ramp up and Airbus A380 production increases during the fourth quarter of our fiscal 2011 and into fiscal 2012. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather economic downturns. Therefore, while there is still significant uncertainty as to the direction of the economy in future periods, we have not experienced and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

During fiscal 2010 and the first six months of fiscal 2011, approximately 27 percent and 21 percent, respectively, of our sales were to customers in the global power markets, which include our IGT business as well as sales of our seamless extruded pipe. Demand in our original equipment manufacturer (“OEM”) IGT markets has softened, and during the latter half of fiscal 2010, we experienced the beginning of destocking by our European customers, which continued through the first half of our fiscal 2011. Starting in the fourth quarter of fiscal 2010 and continuing through the first half of fiscal 2011, we have experienced significant sales declines in our seamless pipe products as Chinese customers continue to utilize existing inventory. Our most significant customers in the power markets are primarily large, well-financed businesses that we believe should have the ability to weather economic downturns or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we have not experienced and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers’ financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.

The remaining 19 percent and 21 percent of our respective sales in fiscal 2010 and the first six months of fiscal 2011 were into general industrial markets. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We have taken, and will continue to take, precautionary measures with customers in these markets to limit our exposure, to the extent possible, to potential bankruptcies and other financial issues experienced by these customers which, although lessening, continued through the first half of fiscal 2011. These measures include shortening cash collection terms, regular updating of credit profiles, discontinuance of further business with customers not paying in a timely manner and the requirement of cash in advance of shipments, among others. Due to the diversity of markets and customer profiles in these businesses and the precautionary steps referred to previously, we have not experienced and do not anticipate severe impacts on our business or significant exposure to credit losses in these markets. However, it is possible that we may experience unanticipated unfavorable impacts.

Impact on Pension Plans and Investments

We follow an investment philosophy of diversified investing and risk mitigation in managing our pension plans. The investments in our pension plans totaled approximately $1.5 billion at the end of fiscal 2010. During the first half of fiscal 2011, we contributed $105.0 million to our defined benefit pension plans, including voluntary contributions of $100.0 million. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable.

See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and current financial market conditions.

Results of Operations by Segment - Comparison Between Three Months Ended September 26, 2010 and September 27, 2009

(in millions)	Three Months Ended		Increase/(Decrease)
	9/26/10	9/27/09	$	%
Net sales:
Investment Cast Products	$512.3	$444.1	$68.2	15.4%
Forged Products	668.7	516.7	152.0	29.4
Fastener Products	327.1	330.2	(3.1)	(0.9)

Consolidated net sales	$1,508.1	$1,291.0	$217.1	16.8%

Segment operating income (loss):
Investment Cast Products	$162.5	$135.4	$27.1	20.0%
% of sales	31.7%	30.5%
Forged Products	130.2	120.0	10.2	8.5
% of sales	19.5%	23.2%
Fastener Products	97.0	110.7	(13.7)	(12.4)
% of sales	29.7%	33.5%
Corporate expenses	(27.1)	(28.8)	(1.7)	(5.9)

Total segment operating income	362.6	337.3	$25.3	7.5%
% of sales	24.0%	26.1%
Interest expense, net	2.4	2.8

Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$360.2	$334.5

Investment Cast Products

Investment Cast Products’ sales increased 15.4% from $444.1 million in the second quarter of fiscal 2010 to $512.3 million this year. Operating income increased 20.0% from $135.4 million in the second quarter of fiscal 2010 to $162.5 million in the same quarter this year. Operating income as a percent of sales increased from 30.5% to 31.7% of sales. The year-over-year increase in sales reflects a significant improvement in aerospace orders throughout the segment’s operations during the current quarter of approximately $63 million, or 25%, due to increasing volume on long-lead time castings for the base commercial aircraft programs after an extended period of customer destocking. Strong general industrial sales also contributed to the increase over the prior year. Countering this strong growth was continued weakness in IGT sales, which resulted in the segment taking a modest severance charge at a European manufacturing operation to better align the workforce to current IGT production levels. The segment’s operating income as a percent of sales increased by 1.2 percentage points over the prior year as higher aerospace volume in the segment’s manufacturing operations benefited from a significantly improved cost structure over the past year. Contractual pricing related to pass-through of increased material costs was approximately $10 million in the second quarter of fiscal 2011 compared to approximately $9 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in the second quarter of fiscal 2011 compared to 0.6 percentage points in the second quarter of fiscal 2010.

Sales within this segment are beginning to benefit from the recovery in base aerospace programs. We anticipate growing aerospace OEM and aftermarket sales in the latter half of fiscal 2011 and as we move into fiscal 2012 as Boeing 787 production ramps up and narrow-body and wide-body schedules accelerate. The segment expects to be able to continue to effectively leverage fiscal 2010 cost takeouts as volume returns in the second half of fiscal 2011 and fiscal 2012.

Forged Products

Forged Products’ sales were $668.7 million for the quarter, an increase of 29.4%, compared to sales of $516.7 million in the second quarter of fiscal 2010. Operating income increased 8.5% from $120.0 million in the second quarter of fiscal 2010 to $130.2 million in the same quarter this year, while operating income as a percent of sales decreased from 23.2% to 19.5%. Similar to Investment Cast Products, this segment continues to see a resurgence in its base aerospace business, growing sales by approximately $68 million, or 38% (excluding the impact of Carlton) year-over-year. General industrial sales also showed significant improvement from last year’s lows, increasing approximately 40% over the prior year. In addition, Carlton, which was acquired in the third quarter of fiscal 2010, contributed approximately $80 million of sales. Offsetting these increases was a major decline in seamless pipe sales of approximately $65 million, or 47%, as Chinese customers continue to utilize existing inventory. Higher external selling prices of nickel alloy from the segment’s three primary mills, which increased 20% on the London Metal Exchange (LME) compared to the same quarter last year, added approximately $33 million to top-line revenues in the current quarter versus a year ago. Contractual material pass-through pricing was relatively flat, contributing approximately $42 million of sales in both the second quarter of fiscal 2011 and fiscal 2010.

Operating income as a percent of sales decreased 3.7 percentage points compared to a year ago due to the negative impact of reduced seamless pipe volume coupled with growth in the segment’s lower margin general industrial markets. Contractual pass-through of higher raw material costs diluted operating margins by 1.4 percentage points in the current quarter compared to 2.1 percentage points the same period a year ago.

Seamless pipe shipments are expected to begin to recover late in the fourth quarter of fiscal 2011. Forged Products’ segment sales will continue to benefit from increases in aerospace and general industrial volumes and greatly improved cost structures in the second half of fiscal 2011 and fiscal 2012 as narrow-body and wide-body schedules accelerate and in the fourth quarter and beyond as Boeing 787 production starts to ramp up. In the third quarter of fiscal 2011, final repairs will be made on the segment’s 29,000-ton forging press in Houston. Inventory has been built up in anticipation of the repairs in order to not disrupt customer deliveries. The repairs are anticipated to be complete and the forge to be back on line early in the fourth quarter of fiscal 2011.

Fastener Products

The Fastener Products segment reported $327.1 million of sales with operating income of $97.0 million, or 29.7% of sales, in the second quarter of fiscal 2011, compared to sales of $330.2 million and operating income of $110.7 million, or 33.5% of sales, in the second quarter of fiscal 2010. Sales decreased slightly as a result of a decrease in aerospace sales of approximately $15 million, or 6%, partially offset by an increase in general industrial sales of approximately 15%. The decrease in aerospace sales reflects continued destocking throughout the supply chain as aerospace OEM and distributors reduced inventory levels to meet their requirements. Sales of airframe structural fasteners, one of the Fastener Products’ core markets, dropped by more than 50% at two of the segment’s major manufacturing facilities. Partially offsetting these decreases were general industrial market share gains and expansion into non-core, less complex aerospace product lines to mitigate declines in its core high complexity and high value products. Despite continued performance improvements throughout the Fastener Products’ operations, margins decreased year over year due to the lower margins on the increased volume of less complex fasteners sold.

Fastener Products’ segment sales are expected to begin to recover in the fourth quarter of fiscal 2011 and into the first quarter of fiscal 2012 with the return of demand of the segment’s core product lines. We also foresee demand recovering in structural fasteners during the first half of calendar year 2011. This recovery, coupled with further opportunities for market share gains across its product families, is expected to drive improved performance.

Consolidated Results of Operations - Comparison Between Six Months Ended September 26, 2010 and September 27, 2009

	Six Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/26/10	9/27/09	$	%
Net sales	$2,954.9	$2,660.9	$294.0	11.0%

Operating costs and expenses:
Cost of goods sold	2,043.9	1,768.7	275.2	15.6
Selling and administrative expenses	196.5	184.2	12.3	6.7
Interest expense, net	5.2	6.4	(1.2)	(18.8)

Total operating costs and expenses	2,245.6	1,959.3	286.3	14.6

Income before income tax expense and equity in earnings of unconsolidated affiliates	709.3	701.6	7.7	1.1
Income tax expense	(240.9)	(242.2)	(1.3)	(0.5)
Effective tax rate	34.0%	34.5%
Equity in earnings of unconsolidated affiliates	12.0	—	12.0	100.0

Net income from continuing operations	480.4	459.4	21.0	4.6
Net income (loss) from discontinued operations	6.3	(11.5)	17.8	154.8

Net income	486.7	447.9	38.8	8.7
Net income attributable to noncontrolling interests	(0.7)	(0.2)	0.5	250.0

Net income attributable to Precision Castparts Corp. (“PCC”)	$486.0	$447.7	$38.3	8.6%

Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations - diluted	$3.34	$3.25	$0.09	2.8%
Net income (loss) per share from discontinued operations - diluted	0.05	(0.09)	0.14	155.6

Net income per share - diluted	$3.39	$3.16	$0.23	7.3%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	9/26/10	9/27/09	$	%
Nickel	$9.91	$6.94	$2.97	43%
London Metal Exchange[1]
Titanium	$4.97	$0.67	$4.30	642%
Ti 6-4 bulk, Metalprices.com
Cobalt	$20.87	$17.16	$3.71	22%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	9/26/10	9/27/09	$	%
Investment Cast Products[2]	$118.2	$92.1	$26.1	28%
Forged Products[3]	383.5	333.0	50.5	15
Fastener Products[4]	48.9	41.2	7.7	19

Total intercompany sales	$550.6	$466.3	$84.3	18%

[1]	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $20.4 million and $11.9 million for the first six months of fiscal 2011 and 2010, respectively.
[3]	Forged Products: Includes sales between segments of $31.9 million and $35.9 million for the first six months of fiscal 2011 and 2010, respectively.

[4]	Fastener Products: Includes sales between segments of $2.1 million and $0.9 million for the first six months of fiscal 2011 and 2010, respectively.

Sales for the first six months of fiscal 2011 were $2,954.9 million, up $294.0 million, or 11.0% from $2,660.9 million in the same period last year. The increase in sales was driven by general and industrial market segment growth of approximately $148 million, or 31%, as the economy has started to improve and an increase in aerospace volume of approximately $126 million, or 9%, as destocking has slowed and our shipments are beginning to more closely align with aircraft delivery schedules. In addition, Carlton, which was acquired in the third quarter of fiscal 2010, contributed approximately $155 million of sales. These increases were partially offset by lower seamless pipe sales in the current period, decreasing approximately $121 million, or 47%, year over year, due to a temporary destocking of inventories related to the Chinese market transitioning to larger, more eco-friendly coal-fired power plants. Continued European IGT destocking also partially offset the increase in sales. Contractual material pass-through pricing declined, increasing sales by approximately $110 million in the first six months of fiscal 2011 versus approximately $129 million in the same period last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. As a result of increased nickel prices on the London Metal Exchange (LME) compared to the same period last year, external selling prices of nickel alloy from the Forged Products segment’s three primary mills added approximately $33 million to top-line revenues in the first six months of fiscal 2011 versus a year ago.

With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of July 2010, Boeing and Airbus aircraft deliveries are expected to be relatively flat through calendar year 2010 as compared to 2009. Due to manufacturing lead times, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting a moderate increase in aircraft deliveries in calendar year 2011 and therefore we anticipate that our aerospace sales will continue to increase throughout the second half of fiscal 2011.

Net income from continuing operations attributable to PCC for the first six months of fiscal 2011 was $479.7 million, or $3.34 per share (diluted) compared to net income from continuing operations attributable to PCC for the first six months of fiscal 2010 of $459.2 million, or $3.25 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first six months of fiscal 2011 was $486.0 million, or $3.39 per share (diluted), compared with net income attributable to PCC of $447.7 million, or $0.00 per share (diluted), in the same period last year.

Interest and Income Tax

Net interest expense for the first six months of fiscal 2011 was $5.2 million, compared with $6.4 million for the first six months last year. The lower net expense is primarily due to reduced interest expense resulting from lower debt balances.

The effective tax rate for the first six months of fiscal 2011 was 34.0%, 0.5 percentage points lower than the 34.5% effective rate in the same period last year. The lower effective rate in the current period is primarily due to increased benefits from the federal manufacturing deduction and a reduction in the United Kingdom tax rate partially offset by a loss of tax benefits provided by the research and development credit that expired on December 31, 2009.

Discontinued Operations

Net income from discontinued operations was $6.3 million, or $0.05 per share (diluted), for the six months ended September 26, 2010 compared with a net loss of $11.5 million, or $0.09 per share (diluted), in the same period last year. Net income from discontinued operations for the first half of fiscal 2011 primarily includes a gain from the sale of an automotive fastener operation of approximately $6.4 million (net of tax). The net loss from discontinued operations in the same period of last year includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses which were held for sale.

Results of Operations by Segment - Comparison Between Six Months Ended September 26, 2010 and September 27, 2009

(in millions)	Six Months Ended		Increase/(Decrease)
	9/26/10	9/27/09	$	%
Net sales:
Investment Cast Products	$999.0	$929.7	$69.3	7.5%
Forged Products	1,299.9	1,055.7	244.2	23.1
Fastener Products	656.0	675.5	(19.5)	(2.9)

Consolidated net sales	$2,954.9	$2,660.9	$294.0	11.0%

Segment operating income (loss):
Investment Cast Products	$317.6	$277.2	$40.4	14.6%
% of sales	31.8%	29.8%
Forged Products	250.3	261.2	(10.9)	(4.2)
% of sales	19.3%	24.7%
Fastener Products	201.2	226.3	(25.1)	(11.1)
% of sales	30.7%	33.5%
Corporate expenses	(54.6)	(56.7)	2.1	(3.7)

Total segment operating income	714.5	708.0	$6.5	0.9%
% of sales	24.2%	26.6%
Interest expense, net	5.2	6.4

Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$709.3	$701.6

Investment Cast Products

Investment Cast Products’ sales increased 7.5% from $929.7 million in the first six months of fiscal 2010 to $999.0 million this year. Operating income increased 14.6% from $277.2 million in the first six months of fiscal 2010 to $317.6 million in the same period this year. Operating income as a percent of sales increased from 29.8% to 31.8% of sales. Aerospace orders showed significant improvement throughout the segment’s operations during the first half of fiscal 2011, increasing approximately $103 million, or 20%, year-over-year due to increasing volume on long-lead time castings for the base commercial aircraft programs after an extended period of customer destocking. Countering this strong growth was continued weakness in the segment’s European IGT customer base, which resulted in a decrease in sales of approximately 15%. The segment’s operating income as a percent of sales increased by 2.0 percentage points over the prior year as higher aerospace volume in the segment’s manufacturing operations benefited from a significantly improved cost structure over the past year. Contractual pricing related to pass-through of increased material costs was approximately $21 million in the first six months of fiscal 2011 compared to $20 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in both the first six months of fiscal 2011 and fiscal 2010.

Forged Products

Forged Products’ sales were $1,299.9 million in the first six months of fiscal 2011, an increase of 23.1%, compared to sales of $1,055.7 million in the first six months of fiscal 2010. Operating income decreased 4.2% from $261.2 million in the first six months of fiscal 2010 to $250.3 million in the same period this year, while operating income as a percent of sales decreased from 24.7% to 19.3%. The increase in sales compared to the prior year reflects a resurgence in its base aerospace business, which accounted for approximately 20% of the increase (excluding the impact of Carlton). General industrial sales have also risen significantly from last year’s lows, increasing by approximately $108 million, or 51%, over the prior year. In addition, Carlton, which was acquired in the third quarter of fiscal 2010, contributed approximately $155 million of sales in the first six months of fiscal 2011. Higher external selling prices of nickel alloy from the segment’s three primary mills, which increased 43% on the London Metal Exchange (LME) compared to the same period last year, added approximately $33 million to top-line revenues in the first six months of fiscal 2011 versus a year ago. Offsetting these increases was a major decline in seamless pipe sales of approximately $121 million, or 47%, as Chinese customers continue to utilize existing inventory. Operating income as a percent of sales decreased 5.4 percentage points compared to a year ago primarily due to the negative impact of reduced seamless pipe volume coupled with growth in the segment’s lower margin general industrial markets. Contractual material pass-through pricing also decreased, contributing approximately $84 million of sales in the first six months of fiscal 2011 compared to $106 million in the same period last year. Contractual pass-through of higher raw material costs diluted operating margins by 1.4 percentage points in the current quarter compared to 2.8 percentage points the same period a year ago.

Fastener Products

The Fastener Products segment reported $656.0 million of sales with operating income of $201.2 million, or 30.7% of sales, in the first six months of fiscal 2011, compared to sales of $675.5 million and operating income of $226.3 million, or 33.5%, in the first six months of fiscal 2010. Sales decreased slightly as a result of a decrease in aerospace sales of approximately $55 million, or 11%, partially offset by an increase in general industrial sales of approximately 25%. The decrease in aerospace sales reflects continued destocking throughout the supply chain as aerospace OEM and distributors reduced inventory levels to meet their requirements. Sales of airframe structural fasteners, one of the Fastener Products’ core markets, dropped by more than 50% at two of the segment’s major manufacturing facilities. Partially offsetting these decreases were general industrial market share gains and expansion into non-core, less complex aerospace product lines to mitigate declines in its core high complexity and high value products. Operating income as a percentage of sales was negatively impacted by decreased leverage on lower sales volume coupled with the impact of increased sales of non-core parts.

Changes in Financial Condition and Liquidity

Total assets of $8,182.6 million at September 26, 2010 represented a $521.9 million increase from the $7,660.7 million balance at March 28, 2010, principally reflecting higher cash balances from earnings and increased inventories resulting from new product development and committed metal purchases. Total capitalization at September 26, 2010 was $6,722.8 million, consisting of $237.6 million of debt and $6,485.2 million of equity. The debt-to-capitalization ratio declined to 3.5% at September 26, 2010 from 4.1% at the end of fiscal 2010.

Cash as of September 26, 2010 was $410.6 million, an increase of $298.2 million from the end of fiscal 2010 after debt payments of $14.4 million. Positive cash flow of $298.2 million primarily reflects cash generated by operations of $326.3 million (after $100.0 million of cash paid for voluntary pension contributions and $38.3 million paid to a postretirement medical benefit plan), $17.6 million of cash received from the sale of operations held for sale and $20.9 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $52.0 million.

The capital spending plan for fiscal 2011 is targeted for equipment upgrades and cost reduction and productivity projects throughout the Company. The capital spending level in fiscal 2011 is anticipated to be modestly lower than the capital spending level in fiscal 2010 due to delays of returned demand in our major markets served.

In the first six months of fiscal 2011, we contributed $105.0 million to the defined benefit pension plans, of which $100.0 million was voluntary. We expect to contribute approximately $5.0 million of additional required contributions in fiscal 2011, for total contributions to the defined benefit pension plans of approximately $110.0 million in fiscal 2011. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal 2011. In addition, we paid $38.3 million in July 2010 to one of our postretirement medical benefit plans that was jointly administered with a union. This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.

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

As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of September 26, 2010 was $983.4 million under the Credit Agreement reduced only by a $16.6 million workers’ compensation letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, an interest coverage ratio and a leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of September 26, 2010 were as follows (dollars in millions):

	Covenant Requirement	Actual
Consolidated minimum net worth (1)	$3,323.0 (minimum)	$6,485.2
Consolidated interest coverage ratio (1)	2.25:1.00 (minimum)	105.88:1.00
Consolidated leverage ratio (1)	3.25:1.00 (maximum)	0.14:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement.

As of September 26, 2010, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.

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

Two rating agencies, Moody’s and Standard & Poor’s (“S&P”), rate our debt securities. Both agencies upgraded our debt rating during fiscal 2011. If the rating agencies were to reduce their current ratings, our interest expense may increase and the instruments governing our indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or our ability to take advantage of potential business opportunities. These modifications also could require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.

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

PRECISION CASTPARTS CORP. Registrant

DATE: November 5, 2010	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)