Form 10-Q
period 2011-01-02
PRECISION CASTPARTS CORP
filed 2011-02-11
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2011
Commission File Number 1-10348

Precision Castparts Corp.

An Oregon Corporation IRS Employer Identification No. 93-0460598 4650 S.W. Macadam Avenue Suite 400 Portland, Oregon 97239-4262 Telephone: (503) 946-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes  [  ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]
Number of shares of Common Stock, no par value, outstanding as of February 2, 2011: 143,451,159

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	1/2/11	12/27/09
Net sales	$1,590.3	$1,364.6
Operating costs and expenses:
Cost of goods sold	1,101.7	921.6
Selling and administrative expenses	101.7	88.6
Interest expense	3.7	4.3
Interest income	(1.3)	(0.6)
Total operating costs and expenses	1,205.8	1,013.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	384.5	350.7
Income tax expense	(127.9)	(121.8)
Equity in earnings of unconsolidated affiliates	2.5	—
Net income from continuing operations	259.1	228.9
Net (loss) income from discontinued operations	(2.2)	4.3
Net income	256.9	233.2
Net income attributable to noncontrolling interests	(0.4)	(0.3)
Net income attributable to Precision Castparts Corp. (“PCC”)	$256.5	$232.9
Net income (loss) per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$1.81	$1.62
Net (loss) income from discontinued operations	(0.01)	0.03
	$1.80	$1.65
Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$1.80	$1.61
Net (loss) income from discontinued operations	(0.02)	0.03
	$1.78	$1.64
Weighted average common shares outstanding:
Basic	142.8	140.8
Diluted	144.1	142.3
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Nine Months Ended
	1/2/11	12/27/09
Net sales	$4,545.2	$4,025.5
Operating costs and expenses:
Cost of goods sold	3,145.6	2,690.3
Selling and administrative expenses	298.2	272.8
Interest expense	10.5	12.4
Interest income	(2.9)	(2.3)
Total operating costs and expenses	3,451.4	2,973.2
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,093.8	1,052.3
Income tax expense	(368.8)	(364.0)
Equity in earnings of unconsolidated affiliates	14.5	—
Net income from continuing operations	739.5	688.3
Net income (loss) from discontinued operations	4.1	(7.2)
Net income	743.6	681.1
Net income attributable to noncontrolling interests	(1.1)	(0.5)
Net income attributable to Precision Castparts Corp. (“PCC”)	$742.5	$680.6
Net income (loss) per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$5.19	$4.90
Net income (loss) from discontinued operations	0.02	(0.05)
	$5.21	$4.85
Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$5.14	$4.85
Net income (loss) from discontinued operations	0.03	(0.05)
	$5.17	$4.80
Weighted average common shares outstanding:
Basic	142.4	140.4
Diluted	143.7	141.8
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	1/2/11	3/28/10
Assets
Current assets:
Cash and cash equivalents	$822.8	$112.4
Receivables, net	853.3	846.6
Inventories	1,520.5	1,435.3
Prepaid expenses and other current assets	23.0	21.7
Income tax receivable	18.2	78.7
Deferred income taxes	6.7	3.4
Discontinued operations	10.6	24.0
Total current assets	3,255.1	2,522.1
Property, plant and equipment, at cost	2,314.8	2,220.6
Accumulated depreciation	(1,124.5)	(1,014.1)
Net property, plant and equipment	1,190.3	1,206.5
Goodwill	2,874.2	2,835.9
Acquired intangible assets, net	459.7	468.4
Investment in unconsolidated affiliates	399.5	372.4
Other assets	328.7	203.6
Discontinued operations	46.3	51.8
	$8,553.8	$7,660.7
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.8	$15.1
Accounts payable	554.3	581.8
Accrued liabilities	291.4	285.8
Discontinued operations	5.9	11.1
Total current liabilities	866.4	893.8
Long-term debt	222.1	234.9
Pension and other postretirement benefit obligations	250.0	284.4
Other long-term liabilities	207.0	212.2
Deferred income taxes	192.9	137.6
Discontinued operations	2.5	6.1
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	143.1	141.9
Paid-in capital	1,390.2	1,263.8
Retained earnings	5,530.0	4,800.3
Accumulated other comprehensive loss	(253.5)	(317.2)
Total PCC shareholders' equity	6,809.8	5,888.8
Noncontrolling interest	3.1	2.9
Total equity	6,812.9	5,891.7
	$8,553.8	$7,660.7
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	1/2/11	12/27/09
Operating activities:
Net income	$743.6	$681.1
Net (income) loss from discontinued operations	(4.1)	7.2
Non-cash items:
Depreciation and amortization	122.6	112.7
Deferred income taxes	47.4	33.2
Stock-based compensation expense	35.8	30.0
Excess tax benefits from share-based payment arrangements	(23.1)	(16.6)
Other non-cash adjustments	(4.1)	0.3
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	0.3	220.0
Inventories	(70.9)	(54.6)
Prepaid expenses and other current assets	(1.1)	(8.1)
Income tax receivable and payable	83.6	(19.9)
Payables and accruals	(26.9)	(181.7)
Pension and other postretirement benefit plans	(143.0)	(181.5)
Other non-current assets and liabilities	(22.6)	10.3
Net cash (used) provided by operating activities of discontinued operations	(5.5)	5.5
Net cash provided by operating activities	732.0	637.9
Investing activities:
Acquisitions of businesses	(37.2)	(867.3)
Investment in unconsolidated affiliates	(4.1)	—
Capital expenditures	(83.7)	(137.9)
Dispositions of businesses	17.6	—
Other investing activities	8.8	(18.4)
Net cash provided (used) by investing activities of discontinued operations	2.2	(0.3)
Net cash used by investing activities	(96.4)	(1,023.9)
Financing activities:
Net change in long-term debt	(14.5)	(16.2)
Common stock issued	69.1	54.5
Excess tax benefits from share-based payment arrangements	23.1	16.6
Cash dividends	(12.8)	(12.7)
Other financing activities	(0.9)	—
Net cash used by financing activities of discontinued operations	—	(0.2)
Net cash provided by financing activities	64.0	42.0
Effect of exchange rate changes on cash and cash equivalents	10.8	7.9
Net increase (decrease) in cash and cash equivalents	710.4	(336.1)
Cash and cash equivalents at beginning of period	112.4	554.5
Cash and cash equivalents at end of period	$822.8	$218.4
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

(2) Stock-based Compensation
During the three and nine months ended January 2, 2011 and December 27, 2009, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 28, 2010.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Cost of goods sold	$4.5	$3.4	$12.8	$9.4
Selling and administrative expenses	8.1	7.2	23.0	20.6
Stock-based compensation expense before income taxes	12.6	10.6	35.8	30.0
Income tax benefit	(3.8)	(3.1)	(10.1)	(9.0)
Total stock-based compensation expense after income taxes	$8.8	$7.5	$25.7	$21.0

(3) Acquisitions
Fiscal 2010
On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance (subsequently repaid). This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of January 2, 2011 was $382.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $175 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets. Refer to Subsequent Events footnote for further discussion.
On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity (“Carlton”) for approximately $847 million in cash, comprised of approximately $502 million of cash on hand (reduced $3 million due to working capital adjustments) and the proceeds of approximately $345 million of commercial paper debt issuance (subsequently repaid). Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.
The preceding business acquisition was accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

(4) Discontinued Operations
During the second quarter of fiscal 2011, we sold an automotive fastener business. The transaction resulted in a gain of approximately $6.4 million (net of tax).
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Net sales	$7.0	$21.2	$39.4	$62.6
Cost of goods sold	6.7	18.3	37.3	55.0
Selling and administrative expenses	0.9	2.8	4.0	19.9
(Loss) income from operations before income taxes	(0.6)	0.1	(1.9)	(12.3)
Interest income	(0.1)	—	(0.1)	(0.1)
Income tax benefit	(0.1)	(4.9)	(0.3)	(7.7)
Net (loss) income from operations	(0.4)	5.0	(1.5)	(4.5)
(Loss) gain on disposal, net of $0.0, $0.4, $2.6, and $(0.3) tax expense (benefit), respectively	(1.8)	(0.7)	5.6	(2.7)
Net (loss) income from discontinued operations	$(2.2)	$4.3	$4.1	$(7.2)
Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	1/2/11	3/28/10
Assets of discontinued operations:
Current assets	$10.6	$24.0
Net property, plant and equipment	31.7	37.0
Other assets	14.6	14.8
	$56.9	$75.8
Liabilities of discontinued operations:
Other current liabilities	$5.9	$11.1
Other long-term liabilities	2.5	6.1
	$8.4	$17.2

(5) Inventories
Inventories consisted of the following:

	1/2/11	3/28/10
Finished goods	$321.8	$287.2
Work-in-process	546.7	509.6
Raw materials and supplies	465.7	441.9
	1,334.2	1,238.7
LIFO provision	186.3	196.6
Total inventory	$1,520.5	$1,435.3

(6) Goodwill and Acquired Intangibles
We perform our annual goodwill impairment test during the second quarter of each fiscal year. For fiscal 2011, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill.
The changes in the carrying amount of goodwill by reportable segment for the nine months ended January 2, 2011 were as follows:

	Balance at		Currency Translation and Other	Balance at
	3/28/10	Acquired		1/2/11
Investment Cast Products	$336.6	$17.5	$0.8	$354.9
Forged Products	1,249.8	—	11.4	1,261.2
Fastener Products	1,249.5	8.4	0.2	1,258.1
Total	$2,835.9	$25.9	$12.4	$2,874.2
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	January 2, 2011			March 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$14.8	$(7.2)	$7.6	$14.8	$(6.0)	$8.8
Proprietary technology	2.3	(1.1)	1.2	2.3	(1.0)	1.3
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	34.7	(13.0)	21.7	33.0	(8.9)	24.1
Backlog	18.6	(15.4)	3.2	18.6	(10.7)	7.9
Revenue sharing agreements	28.9	(0.3)	28.6	28.9	—	28.9
	$99.7	$(37.4)	62.3	$98.0	$(27.0)	71.0
Unamortized intangible assets:
Tradenames			192.6			192.6
Long-term customer relationships			204.8			204.8
Acquired intangibles, net			$459.7			$468.4

Amortization expense for acquired intangible assets for the three and nine months ended January 2, 2011 was $3.5 million and $10.4 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $13.9 million for fiscal 2011. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2012	$8.4
2013	6.8
2014	6.9
2015	4.9
2016	3.6
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(7) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of January 2, 2011 and March 28, 2010 is immaterial to our financial position, and the change in the accrual for the current quarter and year to date is immaterial to our results of operations and cash flows.
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

(8) Earnings per Share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Amounts attributable to PCC:
Net income from continuing operations	$258.7	$228.6	$738.4	$687.8
Net (loss) income from discontinued operations	(2.2)	4.3	4.1	(7.2)
Net income attributable to PCC	$256.5	$232.9	$742.5	$680.6

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Basic weighted average shares outstanding	142.8	140.8	142.4	140.4
Dilutive stock options	1.3	1.5	1.3	1.4
Average shares outstanding assuming dilution	144.1	142.3	143.7	141.8
Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.
For the three and nine months ended January 2, 2011, stock options to purchase 1.6 million and 2.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. For the three and nine months ended December 27, 2009, stock options to purchase 1.6 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(9) Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Net income	$256.9	$233.2	$743.6	$681.1
Other comprehensive income ("OCI"), net of tax:
Unrealized translation adjustments	2.5	(4.3)	57.2	97.9
Pension and postretirement obligations	—	0.1	6.9	4.2
Unrealized gain (loss) on derivatives:
Periodic revaluations (net of income tax (benefit) expense of $(0.5), $0.3, $0.1, and $4.0, respectively)	0.4	0.6	3.0	5.0
Reclassification to net income of previously deferred (gains) losses (net of income tax expense (benefit) of $0.7, $0.0, $1.5 and $(2.2), respectively)	(1.5)	—	(3.4)	6.3
Other comprehensive income (loss)	1.4	(3.6)	63.7	113.4
Comprehensive income attributable to noncontrolling interests	(0.4)	(0.3)	(1.1)	(0.5)
Total comprehensive income attributable to PCC	$257.9	$229.3	$806.2	$794.0

Accumulated other comprehensive loss consisted of the following:

	1/2/11	3/28/10
Cumulative unrealized foreign currency translation losses	$(19.6)	$(76.8)
Pension and postretirement obligations	(235.8)	(242.7)
Unrealized gain on derivatives	1.9	2.3
Accumulated other comprehensive loss	$(253.5)	$(317.2)

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
Derivative financial instruments are recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge changes in fair value, cash flows, or a net investment in a foreign operation. In the normal course of business, we execute the following types of hedge transactions:
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
Net investment hedges
We use foreign currency forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of shareholders' equity.
Cash flow hedges
We have exposure from fluctuations in foreign currency exchange rates. Foreign currency forward contracts and options are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. We also have exposure from fluctuations in commodity prices. Commodity swaps are used to hedge against the variability in cash flows from forecasted commodity purchases. For cash flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.
We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are designated as hedging instruments have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively.
As of January 2, 2011, there were $2.8 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that is expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of January 2, 2011, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of January 2, 2011 was approximately $375 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of January 2, 2011:

	Asset Derivatives		Liability Derivatives
Derivative instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accounts receivable	$2.9	Accounts payable	$2.5
Commodity swap contracts	Accounts receivable	2.9
Interest rate swap contracts	Other assets	1.4
		$7.2		$2.5

The following table presents the effect of derivatives not designated as hedging instruments in the consolidated statements of income for the three and nine months ended January 2, 2011:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended	Nine Months Ended
		1/2/11	1/2/11
Foreign exchange contracts	Selling and administrative expense	$0.8	$3.1

The following table presents the effect of derivatives designated as hedging instruments in the consolidated balance sheet as of January 2, 2011 and the consolidated statement of income for the three months ended January 2, 2011:

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)
Cash Flow Hedges: Foreign exchange contracts	$0.3	Net sales	$0.7	$—	$—	$0.7
		Cost of goods sold	0.6	—	—	0.6
		Selling and administrative expense	0.1	—	—	0.1
		Interest income (expense), net	—	0.1	—	0.1
Cash Flow Hedges: Commodity swap contracts	2.5	Cost of goods sold	0.6	—	—	0.6
Net Investment Hedges: Foreign exchange contracts	(0.6)	Interest income (expense), net	—	—	—	—
Fair Value Hedges: Interest rate swap contracts	—	Selling and administrative expense	—	—	(0.7)	(0.7)
		Interest income (expense), net	—	—	0.3	0.3
	$2.2	Total Pre-tax	$2.0	$0.1	$(0.4)	$1.7

The following table presents the effect of derivatives designated as hedging instruments in the consolidated balance sheet as of January 2, 2011 and the consolidated statement of income for the nine months ended January 2, 2011:

Derivatives designated as hedging instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) in Pre-tax Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Pre-tax Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative	Total Amount of Gain (Loss) Recognized in Pre-tax Income
			(Effective Portion)	(Ineffective Portion)	(Effective Portion)
Cash Flow Hedges: Foreign exchange contracts	$0.3	Net sales	$2.8	$0.1	$—	$2.9
		Cost of goods sold	2.8	(0.1)	—	2.7
		Selling and administrative expense	0.1	(0.1)	—	—
		Interest income (expense), net	—	0.3	—	0.3
Cash Flow Hedges: Commodity swap contracts	2.5	Cost of goods sold	0.6	—	—	0.6
Net Investment Hedges: Foreign exchange contracts	(0.6)	Interest income (expense), net	—	—	—	—
Fair Value Hedges: Interest rate swap contracts	—	Selling and administrative expense	—	—	1.4	1.4
		Interest income (expense), net	—	—	0.8	0.8
	$2.2	Total Pre-tax	$6.3	$0.2	$2.2	$8.7

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the assets and liabilities measured at fair value on a recurring basis as of January 2, 2011:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$371.9	$55.0	$—	$426.9
Derivative instruments	$—	$7.2	$—	$7.2
Liabilities:
Derivative instruments	$—	$2.5	$—	$2.5

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$31.6	$—	$—	$31.6
Derivative instruments	$—	$5.4	$—	$5.4
Liabilities:
Derivative instruments	$—	$2.9	$—	$2.9
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first nine months of fiscal 2011 and fiscal 2010.
Derivative instruments consist of fair value hedges, net investment hedges, and cash flow hedges. Foreign exchange, commodity swap and interest rate swap contracts' values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.
We estimate that the fair value of our long-term fixed rate debt instruments was $260.4 million compared to a book value of $236.4 million at January 2, 2011. At March 28, 2010, the estimated fair value of our long-term fixed rate debt instruments was $264.9 million compared to a book value of $249.3 million. The fair value of long-term debt was estimated using our borrowing rate at quarter-end for similar types of borrowing arrangements. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.
The net periodic benefit cost for our pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Service cost	$9.0	$7.6	$27.0	$24.2
Interest cost	21.8	21.0	65.6	67.5
Expected return on plan assets	(29.8)	(25.4)	(89.4)	(81.6)
Recognized net actuarial loss	4.7	1.0	14.1	3.2
Amortization of prior service cost	0.8	2.9	2.4	9.4
Net periodic benefit cost	$6.5	$7.1	$19.7	$22.7
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Service cost	$0.1	$0.3	$0.6	$0.9
Interest cost	1.1	2.1	4.3	6.3
Recognized net actuarial loss (gain)	0.1	(0.2)	0.5	(0.4)
Amortization of prior service (benefit) cost	(0.1)	0.2	(0.4)	0.6
Net periodic benefit cost	$1.2	$2.4	$5.0	$7.4
During the three and nine months ended January 2, 2011, we contributed $2.5 million and $107.5 million, respectively, to the defined benefit pension plans, of which $100.0 million was voluntary. We expect to contribute approximately $2.5 million of additional required contributions in fiscal 2011, for total contributions to the defined benefit pension plans of approximately $110.0 million in fiscal 2011. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal 2011. In addition, we paid $38.3 million in July 2010 to one of our postretirement medical benefit plans that was jointly administered with a union. This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.

(13) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(14) New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance was effective for the Company in the fourth quarter of fiscal 2010, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective in the first quarter of fiscal 2012. As this guidance only requires expanded disclosures, the adoption did not and will not impact our consolidated financial position, results of operations or cash flows.
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
In June 2009, the FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a variable interest entity. This guidance was effective in the first quarter of fiscal 2011. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Nine Months Ended
	1/2/11	12/27/09	1/2/11	12/27/09
Net sales:
Investment Cast Products	$537.7	$454.7	$1,536.7	$1,384.4
Forged Products	708.5	587.0	2,008.4	1,642.7
Fastener Products	344.1	322.9	1,000.1	998.4
Consolidated net sales	$1,590.3	$1,364.6	$4,545.2	$4,025.5
Segment operating income (loss):
Investment Cast Products	$170.8	$137.5	$488.4	$414.7
Forged Products	141.8	136.4	392.1	397.6
Fastener Products	104.8	105.8	306.0	332.1
Corporate expenses	(30.5)	(25.3)	(85.1)	(82.0)
Total segment operating income	386.9	354.4	1,101.4	1,062.4
Interest expense	3.7	4.3	10.5	12.4
Interest income	(1.3)	(0.6)	(2.9)	(2.3)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$384.5	$350.7	$1,093.8	$1,052.3

(16) Subsequent Events
On January 3, 2011, we acquired an additional 1% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $7 million in cash, increasing our equity interest to 50%. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas.

(17) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of January 2, 2011 and March 28, 2010, statements of income for the three and nine months ended January 2, 2011 and December 27, 2009, and statements of cash flows for the nine months ended January 2, 2011 and December 27, 2009. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company had positive cash flows from operations for the nine months ended January 2, 2011. The positive operating cash flows are due to a variety of factors, including the application of tax overpayments from the prior year's tax returns to reduce quarterly estimated tax payments, the tax benefit on the book expense recorded for stock based compensation expense, and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income
Three Months Ended January 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,305.8	$352.1	$(67.6)	$1,590.3
Operating costs and expenses:
Cost of goods sold	4.5	881.8	283.0	(67.6)	1,101.7
Selling and administrative expenses	23.6	56.5	21.6	—	101.7
Other (income) expense	(0.3)	(0.1)	0.4	—	—
Interest (income) expense, net	(12.9)	16.3	(1.0)	—	2.4
Equity in earnings of subsidiaries	(265.1)	4.1	—	261.0	—
Total operating costs and expenses	(250.2)	958.6	304.0	193.4	1,205.8
Income (loss) before income tax and equity in earnings of unconsolidated affiliates	250.2	347.2	48.1	(261.0)	384.5
Income tax benefit (expense)	6.3	(117.2)	(17.0)	—	(127.9)
Equity in earnings of unconsolidated affiliates	—	0.2	2.3	—	2.5
Net income (loss) from continuing operations	256.5	230.2	33.4	(261.0)	259.1
Net loss from discontinued operations	—	(0.3)	(1.9)	—	(2.2)
Net income (loss)	256.5	229.9	31.5	(261.0)	256.9
Net income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to PCC	$256.5	$229.9	$31.1	$(261.0)	$256.5

Condensed Consolidating Statements of Income
Three Months Ended December 27, 2009
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,134.4	$270.7	$(40.5)	$1,364.6
Operating costs and expenses:
Cost of goods sold	3.4	761.8	196.9	(40.5)	921.6
Selling and administrative expenses	19.4	47.4	21.8	—	88.6
Other (income) expense	(0.5)	—	0.5	—	—
Interest (income) expense, net	(10.3)	14.4	(0.4)	—	3.7
Equity in earnings of subsidiaries	(241.4)	(10.3)	—	251.7	—
Total operating costs and expenses	(229.4)	813.3	218.8	211.2	1,013.9
Income (loss) before income tax and noncontrolling interest	229.4	321.1	51.9	(251.7)	350.7
Income tax benefit (expense)	3.5	(114.8)	(10.5)	—	(121.8)
Net income (loss) from continuing operations	232.9	206.3	41.4	(251.7)	228.9
Net income (loss) from discontinued operations	—	6.2	(1.9)	—	4.3
Net income (loss)	232.9	212.5	39.5	(251.7)	233.2
Net income attributable to noncontrolling interests	—	(0.2)	(0.1)	—	(0.3)
Net income (loss) attributable to PCC	$232.9	$212.3	$39.4	$(251.7)	$232.9

Condensed Consolidating Statements of Income
Nine Months Ended January 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,837.4	$916.8	$(209.0)	$4,545.2
Operating costs and expenses:
Cost of goods sold	12.8	2,616.5	725.3	(209.0)	3,145.6
Selling and administrative expenses	65.4	171.1	61.7	—	298.2
Other expense (income)	3.8	(1.8)	(2.0)	—	—
Interest (income) expense, net	(35.9)	45.7	(2.2)	—	7.6
Equity in earnings of subsidiaries	(769.6)	(26.3)	—	795.9	—
Total operating costs and expenses	(723.5)	2,805.2	782.8	586.9	3,451.4
Income (loss) before income tax and equity in earnings of unconsolidated affiliates	723.5	1,032.2	134.0	(795.9)	1,093.8
Income tax benefit (expense)	19.0	(348.2)	(39.6)	—	(368.8)
Equity in earnings of unconsolidated affiliates	—	0.9	13.6	—	14.5
Net income (loss) from continuing operations	742.5	684.9	108.0	(795.9)	739.5
Net income (loss) from discontinued operations	—	6.5	(2.4)	—	4.1
Net income (loss)	742.5	691.4	105.6	(795.9)	743.6
Net income attributable to noncontrolling interests	—	—	(1.1)	—	(1.1)
Net income (loss) attributable to PCC	$742.5	$691.4	$104.5	$(795.9)	$742.5

Condensed Consolidating Statements of Income
Nine Months Ended December 27, 2009
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,326.7	$844.3	$(145.5)	$4,025.5
Operating costs and expenses:
Cost of goods sold	9.2	2,200.0	626.6	(145.5)	2,690.3
Selling and administrative expenses	65.9	141.6	65.3	—	272.8
Other (income) expense	(1.5)	(1.7)	3.2	—	—
Interest (income) expense, net	(35.0)	46.9	(1.8)	—	10.1
Equity in earnings of subsidiaries	(707.4)	(26.2)	—	733.6	—
Total operating costs and expenses	(668.8)	2,360.6	693.3	588.1	2,973.2
Income (loss) before income tax and noncontrolling interest	668.8	966.1	151.0	(733.6)	1,052.3
Income tax benefit (expense)	11.8	(336.2)	(39.6)	—	(364.0)
Net income (loss) from continuing operations	680.6	629.9	111.4	(733.6)	688.3
Net loss from discontinued operations	—	(0.6)	(6.6)	—	(7.2)
Net income (loss)	680.6	629.3	104.8	(733.6)	681.1
Net (income) loss attributable to noncontrolling interests	—	(0.7)	0.2	—	(0.5)
Net income (loss) attributable to PCC	$680.6	$628.6	$105.0	$(733.6)	$680.6

Condensed Consolidating Balance Sheets
January 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$659.0	$—	$166.5	$(2.7)	$822.8
Receivables, net	46.0	3,348.7	59.5	(2,600.9)	853.3
Inventories	—	1,241.2	279.3	—	1,520.5
Prepaid expenses and other current assets	1.5	11.2	10.3	—	23.0
Income tax receivable	33.1	—	—	(14.9)	18.2
Deferred income taxes	6.6	—	5.7	(5.6)	6.7
Discontinued operations	—	5.9	99.6	(94.9)	10.6
Total current assets	746.2	4,607.0	620.9	(2,719.0)	3,255.1
Property, plant and equipment, net	1.4	846.7	342.2	—	1,190.3
Goodwill	—	2,323.6	550.6	—	2,874.2
Deferred income taxes	17.1	—	—	(17.1)	—
Investments in subsidiaries	8,953.1	418.0	—	(9,371.1)	—
Other assets	186.3	519.5	482.1	—	1,187.9
Discontinued operations	—	29.9	16.4	—	46.3
	$9,904.1	$8,744.7	$2,012.2	$(12,107.2)	$8,553.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.5	$0.1	$0.2	$—	$14.8
Accounts payable	2,651.0	436.9	150.7	(2,684.3)	554.3
Accrued liabilities	22.9	224.9	44.7	(1.1)	291.4
Income taxes payable	—	—	14.9	(14.9)	—
Deferred income taxes	—	5.6	—	(5.6)	—
Discontinued operations	—	19.4	0.7	(14.2)	5.9
Total current liabilities	2,688.4	686.9	211.2	(2,720.1)	866.4
Long-term debt	215.9	0.2	6.0	—	222.1
Deferred income taxes	—	153.5	56.5	(17.1)	192.9
Pension and other postretirement benefit obligations	160.7	83.0	6.3	—	250.0
Other long-term liabilities	26.2	172.7	8.1	—	207.0
Discontinued operations	—	2.1	0.4	—	2.5
Commitments and contingencies
Shareholders' equity:
Common stock and paid-in capital	1,533.3	3,544.9	1,108.0	(4,652.9)	1,533.3
Retained earnings	5,530.0	4,194.9	693.4	(4,888.3)	5,530.0
Accumulated other comprehensive (loss) income	(250.4)	(93.5)	(80.8)	171.2	(253.5)
Total PCC shareholders' equity	6,812.9	7,646.3	1,720.6	(9,370.0)	6,809.8
Noncontrolling interest	—	—	3.1	—	3.1
Total equity	6,812.9	7,646.3	1,723.7	(9,370.0)	6,812.9
	$9,904.1	$8,744.7	$2,012.2	$(12,107.2)	$8,553.8

Condensed Consolidating Balance Sheets
March 28, 2010
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$1.3	$96.3	$—	$112.4
Receivables, net	46.1	2,777.6	74.1	(2,051.2)	846.6
Inventories	—	1,183.3	252.0	—	1,435.3
Prepaid expenses and other current assets	3.2	7.4	11.1	—	21.7
Income tax receivable	85.3	—	—	(6.6)	78.7
Deferred income taxes	5.6	—	3.3	(5.5)	3.4
Discontinued operations	—	34.5	87.6	(98.1)	24.0
Total current assets	155.0	4,004.1	524.4	(2,161.4)	2,522.1
Property, plant and equipment, net	1.8	871.6	333.1	—	1,206.5
Goodwill	—	2,323.2	512.7	—	2,835.9
Deferred income taxes	62.3	—	—	(62.3)	—
Investments in subsidiaries	8,104.2	435.9	—	(8,540.1)	—
Other assets	118.8	483.9	441.7	—	1,044.4
Discontinued operations	—	32.2	19.6	—	51.8
	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$14.7	$0.2	$0.2	$—	$15.1
Accounts payable	2,110.0	458.8	162.3	(2,149.3)	581.8
Accrued liabilities	23.5	216.4	47.0	(1.1)	285.8
Income taxes payable	—	—	6.6	(6.6)	—
Deferred income taxes	—	5.5	—	(5.5)	—
Discontinued operations	—	8.5	2.6	—	11.1
Total current liabilities	2,148.2	689.4	218.7	(2,162.5)	893.8
Long-term debt	228.6	0.3	6.0	—	234.9
Deferred income taxes	—	144.8	55.1	(62.3)	137.6
Pension and other postretirement benefit obligations	147.0	130.7	6.7	—	284.4
Other long-term liabilities	26.6	177.9	7.7	—	212.2
Discontinued operations	—	5.7	0.4	—	6.1
Commitments and contingencies
Shareholders' equity:
Common stock and paid-in capital	1,405.7	3,654.8	1,072.2	(4,727.0)	1,405.7
Retained earnings	4,800.3	3,454.8	594.2	(4,049.0)	4,800.3
Accumulated other comprehensive (loss) income	(314.3)	(108.0)	(131.9)	237.0	(317.2)
Total PCC shareholders' equity	5,891.7	7,001.6	1,534.5	(8,539.0)	5,888.8
Noncontrolling interest	—	0.5	2.4	—	2.9
Total equity	5,891.7	7,002.1	1,536.9	(8,539.0)	5,891.7
	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7

Condensed Consolidating Statements of Cash Flows
Nine Months Ended January 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$63.1	$606.4	$65.2	$(2.7)	$732.0
Acquisitions of businesses	(25.0)	(12.2)	—	—	(37.2)
Investment in unconsolidated affiliates	—	—	(4.1)	—	(4.1)
Capital expenditures	—	(58.0)	(25.7)	—	(83.7)
Intercompany advances	—	(555.3)	18.7	536.6	—
Intercompany loans	(7.2)	—	—	7.2	—
Dispositions of businesses and other	14.9	19.2	(7.7)	—	26.4
Net cash provided (used) by investing activities of discontinued operations	—	0.2	5.3	(3.3)	2.2
Net cash (used) provided by investing activities	(17.3)	(606.1)	(13.5)	540.5	(96.4)
Net change in long-term debt	(14.3)	(0.2)	—	—	(14.5)
Common stock issued	69.1	—	—	—	69.1
Excess tax benefits from share-based payment arrangements	23.1	—	—	—	23.1
Cash dividends	(12.8)	—	—	—	(12.8)
Intercompany advances	533.3	—	—	(533.3)	—
Intercompany loans	—	(1.4)	8.6	(7.2)	—
Other financing activities	—	—	(0.9)	—	(0.9)
Net cash provided (used) by financing activities	598.4	(1.6)	7.7	(540.5)	64.0
Effect of exchange rate changes on cash and cash equivalents	—	—	10.8	—	10.8
Net increase (decrease) in cash and cash equivalents	644.2	(1.3)	70.2	(2.7)	710.4
Cash and cash equivalents at beginning of period	14.8	1.3	96.3	—	112.4
Cash and cash equivalents at end of period	$659.0	$—	$166.5	$(2.7)	$822.8

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 27, 2009
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(76.4)	$568.3	$146.0	$—	$637.9
Acquisitions of businesses	(867.3)	—	—	—	(867.3)
Capital expenditures	(0.3)	(65.5)	(72.1)	—	(137.9)
Intercompany advances	—	(494.7)	36.6	458.1	—
Intercompany loans	10.1	—	—	(10.1)	—
Dispositions of businesses and other	—	(4.7)	(13.7)	—	(18.4)
Net cash (used) provided by investing activities of discontinued operations	—	(3.8)	(14.2)	17.7	(0.3)
Net cash (used) provided by investing activities	(857.5)	(568.7)	(63.4)	465.7	(1,023.9)
Net change in long-term debt	(21.1)	(0.2)	5.1	—	(16.2)
Common stock issued	54.5	—	—	—	54.5
Excess tax benefits from share-based payment arrangements	16.6	—	—	—	16.6
Cash dividends	(12.7)	—	—	—	(12.7)
Intercompany advances	475.8	—	—	(475.8)	—
Intercompany loans	—	—	(10.1)	10.1	—
Net cash used by financing activities of discontinued operations	—	(0.2)	—	—	(0.2)
Net cash provided (used) by financing activities	513.1	(0.4)	(5.0)	(465.7)	42.0
Effect of exchange rate changes on cash and cash equivalents	—	—	7.9	—	7.9
Net (decrease) increase in cash and cash equivalents	(420.8)	(0.8)	85.5	—	(336.1)
Cash and cash equivalents at beginning of period	423.2	1.9	129.4	—	554.5
Cash and cash equivalents at end of period	$2.4	$1.1	$214.9	$—	$218.4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended January 2, 2011 and December 27, 2009

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	1/2/11	12/27/09	$	%
Net sales	$1,590.3	$1,364.6	$225.7	16.5%
Operating costs and expenses:
Cost of goods sold	1,101.7	921.6	180.1	19.5
Selling and administrative expenses	101.7	88.6	13.1	14.8
Interest expense, net	2.4	3.7	(1.3)	(35.1)
Total operating costs and expenses	1,205.8	1,013.9	191.9	18.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	384.5	350.7	33.8	9.6
Income tax expense	(127.9)	(121.8)	(6.1)	5.0
Effective tax rate	33.3%	34.7%
Equity in earnings of unconsolidated affiliates	2.5	—	2.5	100.0
Net income from continuing operations	259.1	228.9	30.2	13.2
Net (loss) income from discontinued operations	(2.2)	4.3	(6.5)	(151.2)
Net income	256.9	233.2	23.7	10.2
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.1)	33.3
Net income attributable to Precision Castparts Corp. (“PCC”)	$256.5	$232.9	$23.6	10.1%
Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations - diluted	$1.80	$1.61	$0.19	11.8%
Net (loss) income per share from discontinued operations - diluted	(0.02)	0.03	(0.05)	(166.7)
Net income per share - diluted	$1.78	$1.64	$0.14	8.5%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	1/2/11	12/27/09	$	%
Nickel	$10.70	$7.95	$2.75	35%
London Metal Exchange[1]
Titanium	$4.71	$1.84	$2.87	156%
Ti 6-4 bulk, Metalprices.com
Cobalt	$18.83	$19.61	$(0.78)	(4)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	1/2/11	12/27/09	$	%
Investment Cast Products[2]	$56.6	$45.4	$11.2	25%
Forged Products3	173.6	191.0	(17.4)	(9)
Fastener Products[4]	25.3	19.2	6.1	32
Total intercompany sales	$255.5	$255.6	$(0.1)	(0)%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $6.8 million and $4.5 million for the third quarter of fiscal 2011 and 2010, respectively.
[3]	Forged Products: Includes sales between segments of $15.5 million and $13.7 million for the third quarter of fiscal 2011 and 2010, respectively.
[4]	Fastener Products: Includes sales between segments of $1.0 million and $0.3 million for the third quarter of fiscal 2011 and 2010, respectively.

Sales for the third quarter of fiscal 2011 were $1,590.3 million, up $225.7 million, or 16.5% from $1,364.6 million in the same quarter last year. The increase in sales was driven by strong aerospace recovery of approximately $158 million, or 21%, as our aerospace customer order schedules have aligned with aircraft delivery schedules, driving higher volumes and better operating leverage. General industrial sales increased approximately $69 million, or 27%, due to market strength and market share gains. Industrial gas turbine (“IGT”) sales also contributed to the increase over the prior year. These increases were partially offset by lower seamless pipe sales in the current quarter, decreasing approximately $47 million, or 34%, year over year. Contractual material pass-through pricing increased sales by approximately $55 million in the current quarter versus approximately $60 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Higher external selling prices of nickel alloy from the Forged Products segment's three primary mills, which increased 35% on the London Metal Exchange (LME) compared to the same quarter last year, added approximately $27 million to top-line revenues in the current quarter versus a year ago.
With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of January 2011, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2011 as compared to 2010. Due to manufacturing lead times and scheduled build rates, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2012, and therefore we anticipate that our aerospace sales will continue to increase modestly through the fourth quarter of fiscal 2011 and into fiscal 2012.
Net income from continuing operations attributable to PCC for the third quarter of fiscal 2011 was $258.7 million, or $1.80 per share (diluted) compared to net income from continuing operations attributable to PCC for the third quarter of fiscal 2010 of $228.6 million, or $1.61 per share (diluted). Net income attributable to PCC (including discontinued operations) for the third quarter of fiscal 2011 was $256.5 million, or $1.78 per share (diluted), compared with net income attributable to PCC of $232.9 million, or $1.64 per share (diluted), in the same period last year.
Interest and Income Tax
Net interest expense for the third quarter of fiscal 2011 was $2.4 million, compared with $3.7 million for the third quarter last year. The lower net expense is primarily due to reduced interest expense resulting from lower debt balances and increased interest income resulting from higher cash balances.
The effective tax rate for the third quarter of fiscal 2011 was 33.3%, 1.4 percentage points lower than the 34.7% effective rate in the same quarter last year. The lower effective rate in the current quarter is primarily due to increased benefits from the federal manufacturing deduction and the extension of the research and development tax credit that had previously expired on December 31, 2009.
Acquisitions
Fiscal 2010
On January 15, 2010, we acquired a 49% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance (subsequently repaid). This investment is accounted for under the equity method as we have significant influence over, but not control of, the major operating and financial policies of Chengde. The carrying value of this investment as of January 2, 2011 was $382.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $175 million as of the date we acquired Chengde. This difference arose through the valuation process that was applied to the assets acquired. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet, in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets. Refer to Subsequent Events section for further discussion.
On September 30, 2009, we completed the acquisition of Carlton Forge Works and a small, related entity for approximately $847 million in cash, comprised of approximately $502 million of cash on hand (reduced $3 million due to subsequent working capital adjustments) and the proceeds of approximately $345 million of commercial paper debt issuance (subsequently repaid). Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.
The preceding business acquisition was accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.
Discontinued Operations
Net loss from discontinued operations was $2.2 million, or $0.02 per share (diluted), for the third quarter of fiscal 2011 compared with net income of $4.3 million, or $0.03 per share (diluted), in the same period last year. Net loss from discontinued operations in the current quarter primarily includes the release of the accumulated currency translation adjustment component of equity for entities which have been substantially liquidated. Net income from discontinued operations in the same quarter of last year includes an income tax benefit related to the reversal of a U.S. capital loss valuation allowance associated with a capital gain that was recognized on the sale of a small non-core business in the Investment Cast Products segment.
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
During fiscal 2010 and the first nine months of fiscal 2011, approximately 54 percent and 57 percent, respectively, of our sales were to customers in the global aerospace markets. Until the recession occurred and aerospace program delays were announced, customer schedules indicated that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new aerospace programs such as the Boeing 787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. Aerospace production rates have begun to recover in the first nine months of fiscal 2011 as compared with fiscal 2010 levels, and we have seen a realignment of component build rates and aircraft production schedules indicating an end to destocking in the supply chain. We expect to see further order increases as Boeing 787 production starts to ramp up in the latter half of fiscal 2012, as well as increased build rates on other commercial aircraft model production during fiscal 2012. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather economic downturns. Therefore, while there is still significant uncertainty as to the direction of the economy in future periods, we have not experienced and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers' financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.
During fiscal 2010 and the first nine months of fiscal 2011, approximately 27 percent and 22 percent, respectively, of our sales were to customers in the global power markets, which include our IGT business as well as sales of our seamless extruded pipe. Demand in our original equipment manufacturer (“OEM”) IGT markets has softened, and during the latter half of fiscal 2010, we experienced the beginning of destocking by our European customers, which continued through the first half of our fiscal 2011. Starting in the fourth quarter of fiscal 2010 and continuing through the first nine months of fiscal 2011, we have experienced significant sales declines in our seamless pipe products as Chinese customers utilize existing inventory. Our most significant customers in the power markets are primarily large, well-financed businesses that we believe should have the ability to weather economic downturns or are customers for which sales are backed by letters of credit on which we believe there is little risk of default. Therefore, we have not experienced and do not anticipate significant collection issues with our accounts receivable or marketability of our in-process inventories. However, our customers depend on demand from their end-use customers, as well as the end-use customers' financial viability, of which we are unable to make an assessment. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.
The remaining 19 percent and 21 percent of our respective sales in fiscal 2010 and the first nine months of fiscal 2011 were into general industrial markets. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We have taken, and will continue to take, precautionary measures with customers in these markets to limit our exposure, to the extent possible, to potential bankruptcies and other financial issues experienced by these customers which, although lessening, continued through the first nine months of fiscal 2011. These measures include shortening cash collection terms, regular updating of credit profiles, discontinuance of further business with customers not paying in a timely manner and the requirement of cash in advance of shipments, among others.

Due to the diversity of markets and customer profiles in these businesses and the precautionary steps referred to previously, we have not experienced and do not anticipate severe impacts on our business or significant exposure to credit losses in these markets. However, it is possible that we may experience unanticipated unfavorable impacts.
Impact on Pension Plans and Investments
We follow an investment philosophy of diversified investing and risk mitigation in managing our pension plans. The investments in our pension plans totaled approximately $1.5 billion at the end of fiscal 2010. During the first nine months of fiscal 2011, we contributed $107.5 million to our defined benefit pension plans, including voluntary contributions of $100.0 million. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable.
See the Changes in Financial Condition and Liquidity section for a discussion of the impact of the global financial climate and current financial market conditions.
Subsequent Events
On January 3, 2011, we acquired an additional 1% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $7 million in cash, increasing our equity interest to 50%. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas.

Results of Operations by Segment - Comparison Between Three Months Ended January 2, 2011 and December 27, 2009

(in millions)	Three Months Ended		Increase/(Decrease)
	1/2/11	12/27/09	$	%
Net sales:
Investment Cast Products	$537.7	$454.7	$83.0	18.3%
Forged Products	708.5	587.0	121.5	20.7
Fastener Products	344.1	322.9	21.2	6.6
Consolidated net sales	$1,590.3	$1,364.6	$225.7	16.5%
Segment operating income (loss):
Investment Cast Products	$170.8	$137.5	$33.3	24.2%
% of sales	31.8%	30.2%
Forged Products	141.8	136.4	5.4	4.0
% of sales	20.0%	23.2%
Fastener Products	104.8	105.8	(1.0)	(0.9)
% of sales	30.5%	32.8%
Corporate expenses	(30.5)	(25.3)	(5.2)	20.6
Total segment operating income	386.9	354.4	$32.5	9.2%
% of sales	24.3%	26.0%
Interest expense, net	2.4	3.7
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$384.5	$350.7
Investment Cast Products
Investment Cast Products' sales increased 18.3% from $454.7 million in the third quarter of fiscal 2010 to $537.7 million this year. Operating income increased 24.2% from $137.5 million in the third quarter of fiscal 2010 to $170.8 million in the same quarter this year. Operating income as a percent of sales increased from 30.2% to 31.8% of sales. Year-over-year, aerospace sales increased approximately $81 million, or 31%, due to increasing volume on long-lead time castings for the base commercial aircraft programs after an extended period of customer destocking. IGT sales were relatively flat year over year. The segment's operating income as a percent of sales increased by 1.6 percentage points over the prior year driven by aerospace volume growth, combined with strong productivity and other variable cost improvements in the segment's manufacturing operations, decreased labor rates and increased utilization of lower cost manufacturing in Mexico. Contractual pricing related to pass-through of increased material costs was approximately $13 million in the third quarter of fiscal 2011 as compared to approximately $10 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in the third quarter of fiscal 2011 compared to 0.7 percentage points in the third quarter of fiscal 2010.
Investment Cast Products' segment sales will continue to benefit from further strength in base aerospace programs. We anticipate modest aerospace OEM and aftermarket sales growth in the fourth quarter of fiscal 2011, improving in fiscal 2012 as Boeing 787 production ramps up in the latter half of the fiscal year and delivery schedules of base commercial narrow-body and wide-body programs increase.
Forged Products
Forged Products' sales were $708.5 million for the quarter, an increase of 20.7%, compared to sales of $587.0 million in the third quarter of fiscal 2010. Operating income increased 4.0% from $136.4 million in the third quarter of fiscal 2010 to $141.8 million in the same quarter this year, while operating income as a percent of sales decreased from 23.2% to 20.0%. Similar to Investment Cast Products, this segment continues to see a recovery of aerospace customer order schedules, signaling an end to customer destocking, as sales improved by approximately $69 million, or 27%, year-over-year. General industrial sales showed significant improvement from last year's lows, increasing approximately $56 million, or 49%, over the prior year, due to both improving world economies and market share gains. IGT sales also increased year over year in this segment. Offsetting these increases was a significant decline in seamless pipe sales of approximately $47 million, or 34%, as Chinese customers continue to utilize existing inventory. Contractual material pass-through pricing contributed approximately $39 million of sales in the third quarter of fiscal 2011 compared to approximately $48 million of sales in the prior year. Higher external selling prices of nickel alloy from the segment's three primary mills, which increased 35% on the London Metal Exchange (LME) compared to the same quarter last year, added approximately $27 million to top-line revenues in the current quarter versus a year ago. Operating income as a percent of sales decreased 3.2 percentage points compared to a year ago due to the negative impact of reduced seamless pipe volume coupled with growth in the segment's lower margin general industrial markets. Contractual pass-

through of higher raw material costs diluted operating margins by 1.2 percentage points in the current quarter compared to 2.1 percentage points the same period a year ago.
Seamless pipe shipments are expected to begin to recover by the end of the fourth quarter of fiscal 2011 as shipments to India and China increase and then build through fiscal 2012 as new construction projects in these countries get underway. Forged Products' segment sales will also continue to benefit from increases in general industrial and aerospace volumes in the fourth quarter of fiscal 2011 and beyond as narrow-body and wide-body schedules start to accelerate and in the latter half of fiscal 2012 as Boeing 787 production starts to ramp up.
Fastener Products
The Fastener Products segment reported $344.1 million of sales with operating income of $104.8 million, or 30.5% of sales, in the third quarter of fiscal 2011, compared to sales of $322.9 million and operating income of $105.8 million, or 32.8% of sales, in the third quarter of fiscal 2010. General industrial sales grew by approximately 14% as a result of market share gains. Aerospace sales also grew by approximately 4% primarily due to increasing share in new product families, along with aerospace OEM orders coming into line with aircraft build rates and slightly improved aftermarket activity. While distributor demand is holding steady, it is showing minimal signs of growth. Despite continued performance improvements throughout the Fastener Products' operations, margins decreased year over year due to the lower margins on the increased volume of less complex fasteners sold and growth in the general industrial markets.
Fastener Products' segment sales are expected to hold steady in the fourth quarter of fiscal 2011 and grow modestly in fiscal 2012 as demand starts to return for the segment's core product lines. We also foresee demand recovering in structural fasteners during the middle of calendar year 2011 as fastener distribution schedules begin to accelerate and 787 production starts to ramp up. This recovery, coupled with additional opportunities for further market penetration across its product families, is expected to drive improved performance.

Consolidated Results of Operations - Comparison Between Nine Months Ended January 2, 2011 and December 27, 2009

	Nine Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	1/2/11	12/27/09	$	%
Net sales	$4,545.2	$4,025.5	$519.7	12.9%
Operating costs and expenses:
Cost of goods sold	3,145.6	2,690.3	455.3	16.9
Selling and administrative expenses	298.2	272.8	25.4	9.3
Interest expense, net	7.6	10.1	(2.5)	(24.8)
Total operating costs and expenses	3,451.4	2,973.2	478.2	16.1
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,093.8	1,052.3	41.5	3.9
Income tax expense	(368.8)	(364.0)	(4.8)	1.3
Effective tax rate	33.7%	34.6%
Equity in earnings of unconsolidated affiliates	14.5	—	14.5	100.0
Net income from continuing operations	739.5	688.3	51.2	7.4
Net income (loss) from discontinued operations	4.1	(7.2)	11.3	(156.9)
Net income	743.6	681.1	62.5	9.2
Net income attributable to noncontrolling interests	(1.1)	(0.5)	(0.6)	120.0
Net income attributable to Precision Castparts Corp. (“PCC”)	$742.5	$680.6	$61.9	9.1%
Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations - diluted	$5.14	$4.85	$0.29	6.0%
Net income (loss) per share from discontinued operations - diluted	0.03	(0.05)	0.08	160.0
Net income per share - diluted	$5.17	$4.80	$0.37	7.7%

Average market price of key metals (per pound)	Nine Months Ended		Increase/(Decrease)
	1/2/11	12/27/09	$	%
Nickel	$10.19	$7.31	$2.88	39%
London Metal Exchange[1]
Titanium	$4.69	$1.06	$3.63	342%
Ti 6-4 bulk, Metalprices.com
Cobalt	$20.18	$17.95	$2.23	12%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Nine Months Ended		Increase/(Decrease)
	1/2/11	12/27/09	$	%
Investment Cast Products[2]	$174.8	$143.3	$31.5	22%
Forged Products3	557.1	524.0	33.1	6
Fastener Products[4]	74.2	60.8	13.4	22
Total intercompany sales	$806.1	$728.1	$78.0	11%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $27.2 million and $16.4 million for the first nine months of fiscal 2011 and 2010, respectively.
[3]	Forged Products: Includes sales between segments of $47.4 million and $49.6 million for the first nine months of fiscal 2011 and 2010, respectively.
[4]	Fastener Products: Includes sales between segments of $3.1 million and $1.5 million for the first nine months of fiscal 2011 and 2010, respectively.

Sales for the first nine months of fiscal 2011 were $4,545.2 million, up $519.7 million, or 12.9% from $4,025.5 million in the same period last year. The increase in sales was driven by strong aerospace recovery of approximately $426 million, or 20%, as our aerospace customer order schedules have aligned with aircraft delivery schedules, driving higher volumes and better operating leverage. Carlton, which was acquired in the third quarter of fiscal 2010, accounted for approximately 38% of the increase in aerospace sales. General industrial sales increased approximately $220 million, or 30%, due to market strength and market share gains. These increases were partially offset by lower seamless pipe sales in the current period, decreasing approximately $168 million, or 42%, year over year. European IGT destocking also partially offset the increase in sales. Contractual material pass-through pricing increased sales by approximately $165 million in the first nine months of fiscal 2011 versus approximately $189 million in the same period last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. As a result of increased nickel prices on the London Metal Exchange (LME), which increased 39% compared to the same period last year, external selling prices of nickel alloy from the Forged Products segment's three primary mills added approximately $60 million to top-line revenues in the first nine months of fiscal 2011, versus the same period a year ago.
With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of January 2011, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2011 as compared to 2010. Due to manufacturing lead times and scheduled build rates, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2012, and therefore we anticipate that our aerospace sales will continue to increase modestly through the fourth quarter of fiscal 2011 and into fiscal 2012.
Net income from continuing operations attributable to PCC for the first nine months of fiscal 2011 was $738.4 million, or $5.14 per share (diluted) compared to net income from continuing operations attributable to PCC for the first nine months of fiscal 2010 of $687.8 million, or $4.85 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first nine months of fiscal 2011 was $742.5 million, or $5.17 per share (diluted), compared with net income attributable to PCC of $680.6 million, or $4.80 per share (diluted), in the same period last year.
Interest and Income Tax
Net interest expense for the first nine months of fiscal 2011 was $7.6 million, compared with $10.1 million for the first nine months last year. The lower net expense is primarily due to reduced interest expense resulting from lower debt balances and increased interest income resulting from higher cash balances.
The effective tax rate for the first nine months of fiscal 2011 was 33.7%, 0.9 percentage points lower than the 34.6% effective rate in the same period last year. The lower effective rate in the current period is primarily due to increased benefits from the federal manufacturing deduction and a reduction in the United Kingdom tax rate.

Discontinued Operations
Net income from discontinued operations was $4.1 million, or $0.03 per share (diluted), for the first nine months of fiscal 2011 compared with a net loss of $7.2 million, or $0.05 per share (diluted), in the same period last year. Net income from discontinued operations for the first nine months of fiscal 2011 primarily includes a gain from the sale of an automotive fastener operation of approximately $6.4 million (net of tax), partially offset by the release of the accumulated currency translation adjustment component of equity for entities which have been substantially liquidated. The net loss from discontinued operations in the same period of last year includes an impairment charge of approximately $8.7 million (net of tax) related to the automotive fastener businesses which were held for sale, partially offset by the income tax benefit related to the reversal of a U.S. capital loss valuation allowance associated with a capital gain that was recognized on the sale of a small non-core business in the Investment Cast Products segment.

Results of Operations by Segment - Comparison Between Nine Months Ended January 2, 2011 and December 27, 2009

(in millions)	Nine Months Ended		Increase/(Decrease)
	1/2/11	12/27/09	$	%
Net sales:
Investment Cast Products	$1,536.7	$1,384.4	$152.3	11.0%
Forged Products	2,008.4	1,642.7	365.7	22.3
Fastener Products	1,000.1	998.4	1.7	0.2
Consolidated net sales	$4,545.2	$4,025.5	$519.7	12.9%
Segment operating income (loss):
Investment Cast Products	$488.4	$414.7	$73.7	17.8%
% of sales	31.8%	30.0%
Forged Products	392.1	397.6	(5.5)	(1.4)
% of sales	19.5%	24.2%
Fastener Products	306.0	332.1	(26.1)	(7.9)
% of sales	30.6%	33.3%
Corporate expenses	(85.1)	(82.0)	(3.1)	3.8
Total segment operating income	1,101.4	1,062.4	$39.0	3.7%
% of sales	24.2%	26.4%
Interest expense, net	7.6	10.1
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,093.8	$1,052.3
Investment Cast Products
Investment Cast Products' sales increased 11.0% from $1,384.4 million in the first nine months of fiscal 2010 to $1,536.7 million this year. Operating income increased 17.8% from $414.7 million in the first nine months of fiscal 2010 to $488.4 million in the same period this year. Operating income as a percent of sales increased from 30.0% to 31.8% of sales. During the first nine months of fiscal 2011, aerospace sales increased approximately $183 million, or 24%, due to increasing volume on long-lead time castings for the base commercial aircraft programs after an extended period of customer destocking. Countering this strong growth was weakness in the segment's European IGT customer base, which resulted in a decrease in sales of approximately 10%. The segment's operating income as a percent of sales increased by 1.8 percentage points over the prior year driven by aerospace volume growth, combined with strong productivity and other variable cost improvements in the segment's manufacturing operations, decreased labor rates and increased utilization of lower cost manufacturing in Mexico. Contractual pricing related to pass-through of increased material costs was approximately $33 million in the first nine months of fiscal 2011 compared to $30 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in both the first nine months of fiscal 2011 and fiscal 2010.
Forged Products
Forged Products' sales were $2,008.4 million in the first nine months of fiscal 2011, an increase of 22.3%, compared to sales of $1,642.7 million in the first nine months of fiscal 2010. Operating income decreased 1.4% from $397.6 million in the first nine months of fiscal 2010 to $392.1 million in the same period this year, and operating income as a percent of sales decreased from 24.2% to 19.5%. Similar to Investment Cast Products, this segment continues to see a recovery of aerospace customer order schedules, signaling an end to customer destocking, as sales improved by approximately $289 million, or 44%, compared to the prior year. Carlton, which was acquired in the third quarter of fiscal 2010, accounted for approximately 56% of the increase in aerospace sales. General industrial sales also showed significant improvement from last year's lows, increasing approximately $167 million, or 51%, over the prior year, due to both improving world economies and market share gains. Higher external selling prices of nickel alloy from the segment's three primary mills, which increased 39% on the London Metal Exchange (LME) compared to the same period last year, added approximately $60 million to top-line revenues in the first nine months of fiscal 2011 versus a year ago. Offsetting these increases was a significant decline in seamless pipe sales of approximately $168 million, or 42%, as Chinese customers continue to utilize existing inventory. Contractual material pass-through pricing contributed approximately $123 million of sales in the first nine months of fiscal 2011 compared to $154 million in the same period last year. Operating income as a percent of sales decreased 4.7 percentage points compared to a year ago due to the negative impact of reduced seamless pipe volume coupled with growth in the segment's lower margin general industrial markets. Contractual pass-through of higher raw material costs diluted operating margins by 1.3 percentage points in the current quarter compared to 2.5 percentage points the same period a year ago.

Fastener Products
The Fastener Products segment reported $1,000.1 million of sales with operating income of $306.0 million, or 30.6% of sales, in the first nine months of fiscal 2011, compared to sales of $998.4 million and operating income of $332.1 million, or 33.3%, in the first nine months of fiscal 2010. General industrial sales grew by approximately $48 million, or 21%, as a result of market shares gains and strengthening demand. A decline in aerospace sales of approximately $46 million, or 6%, reflects destocking in the first half of fiscal 2011 throughout the supply chain as aerospace OEM and distributors reduced inventory levels to meet their requirements, partially offset by market share gains in less complex, lower margin aerospace products. Operating income as a percentage of sales was negatively impacted by decreased leverage on lower aerospace sales volume coupled with the impact of increased sales of non-core products.

Changes in Financial Condition and Liquidity
Total assets of $8,553.8 million at January 2, 2011 represented a $893.1 million increase from the $7,660.7 million balance at March 28, 2010, principally reflecting higher cash balances from earnings and increased inventories resulting from new product development and committed metal purchases. Total capitalization at January 2, 2011 was $7,049.8 million, consisting of $236.9 million of debt and $6,812.9 million of equity. The debt-to-capitalization ratio declined to 3.4% at January 2, 2011 from 4.1% at the end of fiscal 2010.
Cash as of January 2, 2011 was $822.8 million, an increase of $710.4 million from the end of fiscal 2010 after debt payments of $14.5 million. Positive cash flow of $710.4 million primarily reflects cash generated by operations of $732.0 million (after $100.0 million of cash paid for voluntary pension contributions and $38.3 million paid to a postretirement medical benefit plan), $17.6 million of cash received from the sale of operations held for sale, and $92.2 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $83.7 million and business acquisitions of $37.2 million.
The capital spending plan for fiscal 2011 is targeted for equipment upgrades and cost reduction and productivity projects throughout the Company. The capital spending level in fiscal 2011 is anticipated to be modestly lower than the capital spending level in fiscal 2010 as our current capacity levels are sufficient for our major markets served.
In the first nine months of fiscal 2011, we contributed $107.5 million to the defined benefit pension plans, of which $100.0 million was voluntary. We expect to contribute approximately $2.5 million of additional required contributions in fiscal 2011, for total contributions to the defined benefit pension plans of approximately $110.0 million in fiscal 2011. We expect to contribute approximately $10.8 million to the other postretirement benefit plans during fiscal 2011. In addition, we paid $38.3 million in July 2010 to one of our postretirement medical benefit plans that was jointly administered with a union. This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.
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
As noted above, our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of January 2, 2011 was $983.4 million under the Credit Agreement reduced only by a $16.6 million workers' compensation letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, an interest coverage ratio and a leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.
Our covenant requirements and actual ratios as of January 2, 2011 were as follows (dollars in millions):

	Covenant Requirement		Actual
Consolidated minimum net worth (1)	$3,451.2	(minimum)	$6,812.9
Consolidated interest coverage ratio (1)	2.25:1.00	(minimum)	107.98:1.00
Consolidated leverage ratio (1)	3.25:1.00	(maximum)	0.14:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement.
As of January 2, 2011, we were in compliance with all financial covenants of our loan agreements.

Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. During the first nine months of fiscal 2011, the largest daily balance of outstanding commercial paper borrowings was $210 million early in the first quarter with all borrowings repaid prior to the end of the second quarter. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 27, 2010.
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
PCC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to Company management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In December 2010, SPS Technologies, LLC paid penalties in the amount of $0.1 million to the United States Environmental Protection Agency to settle allegations that the Greer Stop Nut location in Nashville, Tennessee violated the Emergency Planning and Community Right-to-Know Act by failing over several years to submit certain chemical inventory forms to various government agencies.

In January 2010, the Company determined that a subsidiary, Caledonian Alloys, had two facilities in North Carolina and West Virginia operating trichloroethylene vapor degreasers out of compliance with state and federal environmental laws. Both degreasers ceased operation in January 2010 and were decommissioned shortly thereafter. The Company has disclosed the non-compliance issues to state and federal regulatory authorities. On December 14, 2010, the North Carolina Department of Environment and Natural Resources assessed a final penalty in the amount of $0.1 million. On August 27, 2010, the West Virginia Department of Environmental Protection assessed a final penalty in the amount of $0.3 million. The resulting settlement did not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
Our growth strategy includes business acquisitions with associated risks.
Our growth strategy includes the acquisition of strategic operations. In recent years, we have completed a number of acquisition transactions. We expect that we will continue to seek acquisitions of complementary businesses, products and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. Our ability to complete acquisitions may be limited if necessary financing is difficult to access, unavailable or too costly to support a transaction. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business acquisitions entail a number of other risks, including:

•	inaccurate assessment of liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management's attention from our existing businesses;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	decrease in our cash or an increase in our indebtedness and a limitation in our ability to access additional capital when needed.
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
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum and various rare earth elements, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals and elements may be influenced by private or government cartels, changes in world politics, labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas imposed by governments in countries with rare earth supplies, market forces of supply and demand, and inflation. These metals and rare earth elements are required for the alloys or processes used or manufactured in our investment castings, forged products and fasteners segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.
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
A majority of our sales of extruded pipe for the power generation market have been exported to power generation customers in China and India. These sales are subject to the risks associated with international sales generally. In addition, changes in demand could result from a reduction of power plant build rates in China or India due to economic conditions or otherwise, or increased competition from local manufacturers who have cost advantages or who may be preferred suppliers. Also, with respect to China, Chinese commercial laws, regulations and interpretations applicable to non-Chinese market participants such as us are rapidly changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business.
Any lower than expected rating of our bank debt and debt securities could adversely affect our business.
Two rating agencies, Moody's and Standard & Poor's (“S&P”), rate our debt securities. Both agencies upgraded our debt rating during fiscal 2011. If the rating agencies were to reduce their current ratings, our interest expense may increase and the instruments governing our indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or our ability to take advantage of potential business opportunities. These modifications also could require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.
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
Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and assumptions relating to the employee workforce including salary increases, medical costs, retirement age and mortality. Our results of operations, liquidity, or shareholders' equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liabilities, or changes in employee workforce assumptions. We may have to contribute more cash to various pension plans and record higher pension-related expenses in future periods as a result of decreases in the value of investments held by these plans.
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

PRECISION CASTPARTS CORP. Registrant

DATE:	February 11, 2011	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)