Form 10-K
period 2011-04-03
PRECISION CASTPARTS CORP
filed 2011-06-02
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 3, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number 1-10348
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒            Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant as of September 26, 2010, was $18,700,276,576.
As of the close of business on May 19, 2011, the Registrant had 143,876,283 shares of Common Stock, without par value, outstanding.
Portions of the Registrant’s Proxy Statement to be filed in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
Investment Cast Products
Our Investment Cast Products segment manufactures investment castings for aircraft engines, IGT engines, airframes, medical prostheses, armament, unmanned aerial vehicles and other industrial applications. The segment also provides alloys to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 34 percent of our sales in fiscal 2011.
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
Investment casting technology involves a technical, multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process begins with the creation of a wax pattern of the part to be cast, along with wax gates and risers to create pathways through which molten metal can flow throughout the ceramic mold. A ceramic shell is then formed around the wax pattern, followed by melting and draining the wax from the shell. Finally, molten metal is poured into the shell, which is removed after the metal cools, and the part undergoes final processing and inspection.
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
The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. In fiscal 2009, original equipment manufacturer (“OEM”) engine and landing gear customers began to significantly increase our production schedules in anticipation of higher Airbus and Boeing build rates. However, in August 2008, Boeing essentially ceased commercial aircraft production due to a strike by its machinists, and, when the strike was resolved several months later, Boeing did not add these unbuilt planes back into their schedules. In addition, in the same time frame, a worldwide financial crisis severely stunted economic growth and limited access to financing. As a result, the OEMs found that they had excess inventory on hand and began a substantial destocking process in the fourth quarter of fiscal 2009, wherein they consumed in-stock inventory with limited replacement, which continued through the third quarter of fiscal 2010. At this point, OEM cast and forged component orders began to increase steadily and, by the third quarter of fiscal 2011, OEM schedules matched more closely to commercial aircraft production rates.
Large jet aircraft engines are manufactured by a small number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint venture partners. With this highly concentrated and sophisticated customer base, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 45 years, and we have been supplying Pratt & Whitney with castings for its jet engines for more than 35 years. In addition, we have supplied small structural investment castings to Rolls-Royce for approximately 30 years and large structural castings for approximately 25 years, most recently for use in its Trent series of jet aircraft engines. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have made increasing use of our structural castings.
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
The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft; the intervals between hot section maintenance, which are driven by engine cycles (takeoffs and landings); and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers, repair centers and airlines. A jet engine’s airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on engine cycles and the expected life of the airfoil casting. We believe that approximately half of our sales of airfoil castings used in aircraft turbine engines are replacement parts.
IGT Castings
In fiscal 1995, we began to manufacture investment castings for IGT engines. Due to contractual gains over the past several years, our market share has increased significantly, and we are now the leading supplier of investment castings used in IGT engines. In recent years, international customers have been placing orders for even more efficient turbines, incorporating more advanced casting technology, thus increasing our dollar content per unit. This development, along with increased aftermarket activity and higher market shares in a growing customer base, drove the requirement for new capacity, which was added in late fiscal 2009. The worldwide financial recession, beginning in the fall of 2008, negatively impacted the IGT market, and our largest IGT customer started to destock in anticipation of decreased IGT shipments. The impact of customer destocking was partially offset by our continued share gains with other customers. However, by the third quarter of fiscal 2010, our international customers also began to reduce production schedules. By the end of fiscal 2011, aftermarket shipments began to offset continued weakness in OEM orders. In addition to IGT components, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.
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
Other Investment Casting Products
Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have expanded the application of our investment casting technology in the medical prosthesis, unmanned aerial vehicles (“UAV”), and general industrial markets by manufacturing such products as artificial hips and knees, landing gear struts and engine inlets for UAVs and impellers for pumps and compressors. In addition, we manufacture large titanium components for armament systems, including the BAE lightweight howitzer.
Internal Alloy-Making Capability
Our Investment Cast Products segment includes Cannon Muskegon, in Muskegon, Michigan, which produces alloys primarily used by PCC and other manufacturers of investment castings. Several of these alloys are patented and trademarked, specifically formulated for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. This operation supplements our other ingot-making furnaces located in Portland, Oregon, and Minerva, Ohio, and our internal supply of nickel-based alloy for investment casting is managed through this group of facilities. The alloys produced also serve such diverse markets as medical, recreational and general industrial.
Forged Products
We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Therefore, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. In addition, we manufacture high performance nickel-based alloys used to produce forged components for aerospace and non-aerospace markets, which include products for the power generation and oil and gas industries, and other products for oil and gas, chemical processing, pollution control and other industrial applications. The Forged Products segment accounted for approximately 45 percent of our sales in fiscal 2011.
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
Extrusion—The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48 inches and a wall thickness from 0.5 inches up to 7 inches for applications in the power generation and oil and gas industries, including main steam lines, hot re-treat lines, and other high-stress/high-temperature fluid transmission systems. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered materials can be compacted and extruded into forging billets with this press.
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
In January 2010, the Company acquired a 49 percent equity interest in Yangzhou Chengde Steel Tube Co., Ltd. ("Chengde") and has since increased that interest to 50 percent.  Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas.  Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.  Wyman-Gordon, a major player in providing large-diameter, interconnect pipe for coal-fired power plants, can now offer boiler pipe, interconnect pipe, and fittings as a single package.
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
High-Performance Forging Alloys
We believe that we are the world’s largest and most diversified producer of high-performance nickel-based alloys, supplying more than 5,000 customers. Our alloys, which provide high-temperature strength and corrosion resistance, as well as toughness and strength in certain embrittling environments, are principally used to manufacture forged components required in the most technically demanding industries and applications. Power and commercial and military aerospace represent the largest markets served; other markets served include high performance, nickel-based alloys for oil & gas, chemical & petrochemical processing, thermal processing, electrical and heating elements, and marine and welding applications.
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
Fastener Products
We have become a leading developer and manufacturer of highly engineered fasteners, fastener systems and precision components, primarily for critical aerospace applications. A large part of our Fastener Products sales come from the same aerospace customer base already served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 21 percent of our sales in fiscal 2011.
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
The Fastener Products segment also includes businesses that produce refiner plates and screen cylinders for use in the pulp and paper industry; grinder pumps and affiliated components for low pressure sewer systems for residential and commercial applications and critical auxiliary equipment and gas monitoring systems utilized in the power generation industry; and a broad range of thread-rolling dies, trimming dies, pins and steel and carbide forging tools for fastener production, principally for aerospace, automotive and general industrial and other applications.

Sales and Distribution
We sell our complex metal components and products into three major market areas: aerospace, power, and general industrial and other. The percentage of sales to these markets is shown below for fiscal 2011, 2010 and 2009.

Our sales to the aerospace market of $3,572.0 million in fiscal 2011 increased 19 percent from $2,991.0 million in fiscal 2010. Sales to the aerospace market as a percentage of total net sales increased from 54 percent in fiscal 2010 to 57 percent in fiscal 2011, largely due to recoveries from customer destocking coming to an end and a decline in the extruded pipe market. Our sales to the aerospace market of $2,991.0 million in fiscal 2010 decreased 17 percent from $3,606.2 million in fiscal 2009. Sales to the aerospace market as a percentage of total net sales increased from 53 percent in fiscal 2009 to 54 percent in fiscal 2010, principally reflecting a larger percentage decline in sales to general industrial markets.

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

Major Customers
Net direct sales to General Electric Company were 12.5 percent, 14.0 percent and 11.9 percent of total sales in fiscal 2011, 2010 and 2009, respectively, as follows:

	2011	2010	2009
Investment Cast Products	$523.2	$494.5	$524.1
Forged Products	224.5	243.6	244.9
Fastener Products	27.5	26.7	35.3
	$775.2	$764.8	$804.3

No other customer directly accounted for more than 10 percent of total sales; however, United Technologies, Rolls-Royce and Boeing are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog
The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $4.4 billion as of April 3, 2011, $3.9 billion as of March 28, 2010, and $5.4 billion as of March 29, 2009. The majority of the backlog is for sales to aerospace and power market customers in the Investment Cast Products, Forged Products and Fastener Products segments. The increase in backlog during fiscal 2011 reflects increases in customer demand, creating longer lead times as facilities are operating closer to capacity levels. The decrease in backlog during fiscal 2010 reflects the impact of inventory corrections within the commercial aerospace and European IGT markets. Approximately 82 percent of our backlog is expected to be filled within the 2012 fiscal year.
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

Research and Development
We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities at these departments amounted to $17.1 million in fiscal 2011, $25.6 million in fiscal 2010 and $13.5 million in fiscal 2009. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation are charged to the cost of production and are not included in research and development expenditures.

Employees
At April 3, 2011, we had approximately 18,300 employees, including nearly 7,300 employees in the Investment Cast Products segment, approximately 5,200 employees in the Forged Products segment, approximately 5,500 employees in the Fasteners segment, approximately 130 employees in corporate functions, and approximately 170 employees in discontinued operations. Approximately 23 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate 19 collective bargaining agreements affecting approximately 14 percent of the workforce during fiscal 2012. Management believes that labor relations in the Company have generally been satisfactory.

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
Our financial statements include reserves for future costs arising from environmental issues relating to our properties and operations. At April 3, 2011, we had accrued environmental reserves of approximately $66.8 million. We believe these reserves are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our reserves represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The reserves include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identified vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of April 3, 2011 may be paid out over the next ten years, we anticipate that no individual site will be considered to be material.
We have been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under common law, as applied in the environmental remediation context, PRPs may be jointly and severally liable, and therefore the Company may be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current reserves for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may also be liable for contributing to the cost of cleanup. We are a party to various cost-sharing arrangements with other PRPs at certain sites. Our estimates of current reserves factor in these cost- sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. We are identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $1.1 million, or 2 percent, of our current environmental reserves.
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

Forward-looking Statements
Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
• risks associated with investments where we do not have full operational control.
Our failure to adequately address these acquisition risks could cause us to incur increased expenses or to fail to realize the benefits we anticipated from the transactions.
We operate in cyclical markets.
A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 57 percent of our total sales in fiscal 2011. Our power sales constituted 22 percent of our total sales in fiscal 2011.
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, and The Boeing Company. General Electric accounted for approximately 13 percent of our total sales for fiscal 2011. No other customer directly accounted for more than 10 percent of total sales; however, United Technologies, Rolls Royce and Boeing are also considered key customers. A financial hardship experienced by any one of these four customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.
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
Sales to the military sector constituted approximately 13 percent of our fiscal 2011 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding, or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.
Our business depends, in part, on the success of new commercial and military aircraft programs.
The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Boeing 747-8, Airbus A350, Airbus A380, and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation, and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs could have a material adverse effect on our business.
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
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum and various rare earth elements, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals and elements may be influenced by private or government cartels, changes in world politics, labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas imposed by governments in countries with rare earth element supplies, market forces of supply and demand, and inflation. These metals and rare earth elements are required for the alloys or processes used or manufactured in our investment castings, forged products and fasteners segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales and margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.
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
We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2011, approximately 17 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

•	fluctuations in U.S. dollar value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances;

•	difficulties in staffing and managing multi-national operations;

•	general economic and political uncertainties and potential for social unrest in countries in which we or our customers operate;

•	limitations on our ability to enforce legal rights and remedies;

•	restrictions on the repatriation of funds;

•	changes in trade policies;

•	tariff regulations;

•	difficulties in obtaining export and import licenses;

•	the risk of government financed competition; and

•	compliance with a variety of international laws as well as U.S. and other laws affecting the activities of companies abroad.
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
Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days which could have a material adverse effect on our business. Natural or manmade events that interrupt significant manufacturing operations of our customers also could have a material adverse effect on our business.
We could be faced with labor shortages, disruptions or stoppages if our relations with our employees were to deteriorate.
Our operations rely heavily on our skilled employees. Any labor shortage, disruption or stoppage caused by any deterioration in employee relations or difficulties in the renegotiation of labor contracts could reduce our operating margins and income. Approximately 23 percent of our employees are affiliated with unions or covered by collective bargaining agreements. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been satisfactory, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future, any of which could reduce our operating margins and income and place us at a disadvantage relative to non-union competitors.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	567	42,118	42,685
Foreign	2	3,212	—	3,212
Investment Cast Products
Domestic	53	697,646	2,546,178	3,243,824
Foreign	6	9,090	377,037	386,127
Forged Products
Domestic	46	450,422	6,533,972	6,984,394
Foreign	29	631,104	1,622,807	2,253,911
Fastener Products
Domestic	32	1,126,466	1,424,140	2,550,606
Foreign	20	313,291	760,605	1,073,896
Discontinued Operations
Domestic	6	141,942	329,000	470,942
Foreign	5	15,000	111,520	126,520
Total Company
Domestic	139	2,417,043	10,875,408	13,292,451
Foreign	62	971,697	2,871,969	3,843,666
Total	201	3,388,740	13,747,377	17,136,117

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products; see “Item 7. Management’s Discussion and Analysis.”

ITEM 3.	LEGAL PROCEEDINGS
In January 2010, the Company determined that a subsidiary, Caledonian Alloys, had two facilities in North Carolina and West Virginia operating trichloroethylene vapor degreasers out of compliance with state and federal environmental laws. Both degreasers ceased operation in January 2010 and were decommissioned shortly thereafter. The Company disclosed the non-compliance issues to state and federal regulatory authorities. On December 14, 2010, the North Carolina Department of Environment and Natural Resources assessed a final penalty in the amount of $0.1 million. On August 27, 2010, the West Virginia Department of Environmental Protection assessed a final penalty in the amount of $0.3 million. The resulting settlement did not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
As of April 3, 2011, there were approximately 79 lawsuits pending against the Company alleging personal injury as the result of exposure to particulates, including asbestos, integrated into our premises or processes or into certain historical products.  It is frequently not possible at the outset of a case to determine which of the plaintiffs actually will pursue a claim against the Company.  Typically, that can only be determined through discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs, unless otherwise expressed in the pleadings, the Company accounts for the lawsuit as one claim against it.  Provided below is a chart showing the number of new claims filed (as described above), the number of claims disposed of (settled or otherwise dismissed) and the approximate dollar amount paid by or on behalf of the Company in settlement of these claims:

Fiscal	2011	2010
New Claims Filed	33	27
Claims Disposed Of	19	20
Dollars Paid in Settlement (in millions)	$—	$0.3

The Company considers that all such claims are tort claims while noting that some claims, such as those filed in West Virginia, were historically common law “employer liability” cases and are now based on a statutory definition of requisite intent.
The particulates in question are no longer incorporated into our products, and we have implemented safety protocols to reduce exposure to remaining particulates in the workplace. Based on the information available to us at the date of filing of this report, we believe, based on our review of the facts and law, that the potential exposure from the resolution of any or all of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
Various claims and lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since	Age	Position Held With the Registrant
Mark Donegan	(b) 1992	54	Chairman and Chief Executive Officer
Shawn R. Hagel	(c) 1997	45	Senior Vice President and Chief Financial Officer and Assistant Secretary
Kenneth D. Buck	(d) 2005	51	Executive Vice President and President-Forged Products
Steven G. Hackett	(e) 2004	53	Executive Vice President and President-Investment Cast Products
Kevin M. Stein	(f) 2009	45	Executive Vice President and President-Fastener Products
Roger A. Cooke	(g) 2000	63	Senior Vice President and General Counsel and Secretary
Kirk G. Pulley	(h) 2004	42	Vice President-Strategic Planning and Corporate Development
_________________________

(a)
The above information is reported as of May 1, 2011. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.

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

(f)	Elected Executive Vice President and President-Fastener Products Division in 2009. Prior to joining PCC, he was a Division President for Cooper Industries and General Manager for Tyco Electronics.

(g)	Elected Senior Vice President and General Counsel and Secretary in 2008. Previously was elected Vice President-Regulatory and Legal Affairs and Secretary in 2000.

(h)	Elected Vice President-Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of April 3, 2011, there were 6,262 shareholders of record of our common stock. The principal market for our common stock is the New York Stock Exchange, where it trades under the symbol PCP. For information concerning the quarterly high and low sales prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.
Return to Shareholders Performance Graph
The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2006 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends.

MEASUREMENT PERIOD
(by fiscal year)

	2006	2007	2008	2009	2010	2011
S&P 500	100.0	111.83	105.55	67.20	98.17	114.37
S&P 500 Aerospace & Defense	100.0	116.05	121.54	73.65	121.09	134.74
Precision Castparts Corp.	100.0	175.46	171.07	106.72	209.61	253.50

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary of Selected Financial Data

(Unaudited) (In millions, except employee, shareholder and per share data)
Fiscal	2011	2010	2009	2008	2007
Net sales	$6,220.1	$5,459.2	$6,770.8	$6,675.5	$5,140.6
Net income	$1,014.8	$922.6	$1,044.8	$988.5	$634.5
Net income attributable to PCC shareholders:
Continuing operations	$1,009.4	$925.1	$1,036.6	$949.8	$594.3
Net income attributable to PCC shareholders	$1,013.5	$921.8	$1,044.5	$987.3	$633.1
Return on sales from continuing operations	16.2%	16.9%	15.3%	14.2%	11.6%
Return on beginning shareholders’ equity from continuing operations	17.1%	19.0%	25.6%	33.4%	27.5%
Net income per common share attributable to PCC (basic):
Continuing operations	$7.07	$6.57	$7.44	$6.88	$4.37
Net income	$7.10	$6.55	$7.49	$7.15	$4.66
Net income per common share attributable to PCC (diluted):
Continuing operations	$7.01	$6.51	$7.37	$6.77	$4.31
Net income	$7.04	$6.49	$7.43	$7.04	$4.59
Weighted average shares of common stock outstanding
Basic	142.7	140.7	139.4	138.1	136.0
Diluted	143.9	142.1	140.6	140.2	138.0
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Working capital	$2,708.6	$1,628.3	$1,723.9	$1,167.5	$378.7
Total assets	$8,955.9	$7,660.7	$6,721.4	$6,050.1	$5,258.7
Total debt	$236.6	$250.0	$305.3	$353.1	$870.2
Total equity	$7,164.5	$5,891.7	$4,863.1	$4,049.0	$2,839.5
Total debt as a percent of total debt and equity	3.2%	4.1%	5.9%	8.0%	23.5%
Book value per share	$49.86	$41.52	$34.76	$29.13	$20.70
Capital expenditures(1)	$120.6	$169.5	$205.7	$227.4	$223.1
Number of employees(2)	18,308	18,064	20,611	21,558	20,026
Number of shareholders of record	6,262	6,298	5,910	7,617	7,075

_________________________

(1)	Includes capital expenditures of discontinued operations

(2)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share data)

Business overview
Although fiscal 2011 brought a long-awaited recovery in commercial aerospace markets for our Investment Cast Products and Forged Products segments, we continued to face challenges in the power markets and in all markets for our Fastener Products segment. While overall industrial gas turbine ("IGT") markets remained relatively flat in fiscal 2011, we continued to experience significant weakness in sales volumes and pricing for our Forged Products' seamless extruded pipe products. Despite these challenges, we achieved solid year-over-year increases in sales, operating income, net income from continuing operations, and earnings per share. These results were primarily driven by strong aerospace and general industrial growth and continued focus on maximizing operational leverage. We also generated $1,038.0 million of cash from operations and our cash balance reached a record level of more than $1.1 billion.
As part of our continued focus on expanding our product lines and markets, we completed two small acquisitions in fiscal 2011, and in May 2011, we agreed to acquire the assets of PB Fasteners, a strategically important acquisition that will improve our position on new, advanced composite-based aerospace platforms. In January 2011, we acquired an additional 1% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $7 million in cash, increasing our equity interest to 50%. Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas.
Also, during the year, we continued to upgrade manufacturing equipment and increase operational productivity with the completion or initiation of various large-scale cost reduction projects, primarily within the Forged Products segment. We expect our baseline capital expenditures for fiscal 2012 to be moderately higher than fiscal 2011 based on our current forecasts. These expenditures will be targeted for cost reduction projects and equipment upgrades within our Forged Products and Investment Cast Products segments. Capacity expansion projects that arise in excess of the base forecast will be evaluated on their own merits during the fiscal year based on demand.
During the latter half of fiscal 2011, we received orders for aerospace castings and forgings from our customers to support previously announced build rates of both base commercial aircraft programs and the Boeing 787. We believe these orders will help drive sales increases through calendar 2012 and beyond. In our Fastener Products segment, we expect to transition gradually toward a similar recovery in original equipment manufacturer ("OEM") and distributor orders toward the back end of fiscal 2012, once production rates associated with current build rates deplete our customers' current inventories. We are seeing some promising upside in our other major markets, including opportunities in our seamless pipe business, and we expect to gain some traction in our IGT operations as the year progresses.
From many perspectives - market position, manufacturing discipline, balance sheet - we have a solid foundation for continued profitable growth. We are well-positioned with our customer base to grow sales and build our share in the years ahead. We will continue to focus on opportunities targeted at increasing the overall value of the company.

	Fiscal Year			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales	$6,220.1	$5,459.2	$6,770.8	14%	(19)%
Costs and expenses:
Cost of goods sold	4,326.7	3,668.8	4,792.1	18%	(23)%
Selling and administrative expenses	390.6	367.1	381.9	6%	(4)%
Restructuring and asset impairment	—	—	10.9	—%	(100)%
Interest expense, net	9.0	13.1	10.6	(31)%	24%
Total costs and expenses	4,726.3	4,049.0	5,195.5
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,493.8	1,410.2	1,575.3	6%	(10)%
Income tax expense	(499.7)	(485.7)	(538.4)	3%	(10)%
Equity in earnings of unconsolidated affiliates	16.6	1.4	—	1,086%	100%
Net income from continuing operations	1,010.7	925.9	1,036.9	9%	(11)%
Net income (loss) from discontinued operations	4.1	(3.3)	7.9	224%	(142)%
Net income	1,014.8	922.6	1,044.8	10%	(12)%
Net income attributable to noncontrolling interest	(1.3)	(0.8)	(0.3)	63%	167%
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,013.5	$921.8	$1,044.5	10%	(12)%
Net income per common share attributable to PCC shareholders (basic):
Net income per share from continuing operations	$7.07	$6.57	$7.44	8%	(12)%
Net income (loss) per share from discontinued operations	0.03	(0.02)	0.05	250%	(140)%
Net income per share (basic)	$7.10	$6.55	$7.49	8%	(13)%
Net income per common share attributable to PCC shareholders (diluted):
Net income per share from continuing operations	$7.01	$6.51	$7.37	8%	(12)%
Net income (loss) per share from discontinued operations	0.03	(0.02)	0.06	250%	(133)%
Net income per share (diluted)	$7.04	$6.49	$7.43	8%	(13)%

	Fiscal Year			% Increase/(Decrease)
Sales by Market	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Aerospace	$3,572.0	$2,991.0	$3,606.2	19%	(17)%
% of total	57%	54%	53%
Power	1,348.3	1,454.6	1,703.2	(7)%	(15)%
% of total	22%	27%	25%
General Industrial & Other	1,299.8	1,013.6	1,461.4	28%	(31)%
% of total	21%	19%	22%
Total Sales	$6,220.1	$5,459.2	$6,770.8	14%	(19)%
% of total	100%	100%	100%

Average market price of key metals (per pound)	Fiscal Year			Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
				$	%	$	%
Nickel	$10.69	$7.72	$7.61	$2.97	38%	$0.11	1%
London Metals Exchange (1)
Titanium	$4.79	$1.66	$2.64	$3.13	189%	$(0.98)	(37)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$20.09	$18.89	$31.04	$1.20	6%	$(12.15)	(39)%
Metal Bulletin COFM.8 Index (1)

_________________________

(1)	Source: Bloomberg

Fiscal 2011 compared with fiscal 2010
Total sales for fiscal 2011 were $6,220.1 million, an increase of $760.9 million, or 14 percent, from fiscal 2010 sales of $5,459.2 million. The increase in sales compared to the prior year was driven by improved aerospace demand, resulting in an increase in aerospace sales of approximately $581 million, or 19 percent, over fiscal 2010 levels, as our aerospace customer order schedules have aligned with base commercial aircraft build rates, particularly within the Investment Cast and Forged Products segments. Aerospace sales increased from 54 percent of total sales in fiscal 2010 to 57 percent of total sales in fiscal 2011. General industrial sales increased $286 million, or 28 percent, over the prior year, and increased from 19 percent of total sales in fiscal 2010 to 21 percent of total sales in fiscal 2011. Higher external selling prices of nickel alloy from the Forged Products segment’s three primary mills, which increased 38% on the London Metals Exchange ("LME") compared to the prior year, added approximately $111 million to top-line revenues in fiscal 2011 versus fiscal 2010. Fiscal 2011 also includes four quarters of sales from Carlton Forge Works ("Carlton"), which was acquired in the third quarter of fiscal 2010. These increases were partially offset by a decline in seamless pipe sales of approximately $217 million, or 42 percent, over fiscal 2010 levels. Sales to the power market (which includes IGT and seamless pipe) decreased from 27 percent of total sales in fiscal 2010 to 22 percent of total sales in fiscal 2011. Contractual material pass-through pricing, which reflects the impact of escalation formulas included in certain long-term agreements, also declined, increasing sales by approximately $233.4 million in fiscal 2011 versus approximately $249.6 million in fiscal 2010, a decrease of $16.2 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months.
With regard to growth in the commercial aircraft industry, based on data from the Airline Monitor as of January 2011, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2011 as compared to 2010. Due to manufacturing lead times and scheduled build rates, our production volumes are generally 4 to 6 months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2012 primarily driven by Boeing 787 production rates, and therefore we anticipate that our aerospace sales will continue to increase modestly through fiscal 2012.
Cost of goods sold was $4,326.7 million, or 70 percent of sales, in fiscal 2011 as compared to $3,668.8 million, or 67 percent of sales, in fiscal 2010. Cost of goods sold as a percent of sales was negatively impacted by the reduced seamless pipe volume, which was replaced by lower margin general industrial sales in the Forged Products segment. In addition, lower sales of core product lines in the Fasteners Products segment were replaced with sales of less complex, lower margin products. These decreases were partially offset by the effective leverage of increased aerospace volume due to significantly improved cost structures throughout the Company. Contractual material pass-through pricing diluted gross margin by 1.2 percentage points in fiscal 2011 compared to 1.6 percentage points last year.
Selling and administrative expenses were $390.6 million, or 6 percent of sales, in fiscal 2011 compared to $367.1 million, or 7 percent of sales, in fiscal 2010. The lower year-over-year percentage was primarily due to the fixed nature of selling and administrative expenses coupled with an increase in sales compared to the prior year.
Net income from continuing operations (attributable to PCC) for fiscal 2011 was $1,009.4 million, or $7.01 per share (diluted). By comparison, net income from continuing operations (attributable to PCC) for fiscal 2010 was $925.1 million, or $6.51 per share (diluted). Fiscal 2011 net income attributable to PCC (including discontinued operations) was $1,013.5 million, or $7.04 per share (diluted), compared with net income of $921.8 million, or $6.49 per share (diluted) in fiscal 2010. Fiscal 2011 net income includes $4.1 million, or $0.03 per share (diluted), from discontinued operations, compared to a net loss of $3.3 million, or $0.02 per share (diluted), in the prior year.

Fiscal 2010 compared with fiscal 2009
Total sales for fiscal 2010 were $5,459.2 million, a decrease of $1,311.6 million, or 19 percent, from fiscal 2009 sales of $6,770.8 million. Total aerospace sales decreased 17 percent over fiscal 2009 levels, and increased from 53 percent of total sales in fiscal 2009 to 54 percent of total sales in fiscal 2010. Power generation sales decreased 15 percent over fiscal 2009 levels, and increased from 25 percent of total sales in fiscal 2009 to 27 percent of total sales in fiscal 2010. Sales to the general industrial and other markets decreased 31 percent over the prior year, and decreased from 22 percent of total sales in fiscal 2009 to 19 percent of total sales in fiscal 2010. The decrease in sales was driven by reduced demand from destocking aerospace, European IGT and Chinese pipe customers, weakness in the general industrial and power markets, and lower average metal selling prices. Excluding the impacts of currency, metal prices, and the acquisition of Carlton, aerospace volume decreased approximately $525 million, or 17%, general industrial and other markets decreased approximately $244 million, or 20%, and power markets decreased approximately $155 million, or 11% compared to the same period last year. Lower nickel alloy selling prices from the Forged Products segment's three primary mills negatively impacted sales by approximately $170 million compared to fiscal 2009. Contractual material pass-through pricing, which reflects the impact of escalation formulas included in certain long-term agreements, also declined, increasing sales by approximately $249.6 million in fiscal 2010 versus approximately $419.5 million in fiscal 2009, a decrease of $169.9 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months. In addition, our foreign operations reported approximately $41 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound. The remaining decrease is primarily attributable to lower average metal selling prices at our businesses that employ price-in-effect metal pricing, and various other factors. These decreases were partially offset by approximately $135 million of sales from Carlton, which was acquired in the third quarter of fiscal 2010.
Cost of goods sold was $3,668.8 million, or 67 percent of sales, in fiscal 2010 as compared to $4,792.1 million, or 71 percent of sales, in fiscal 2009. The improvement in the year-over-year percentage reflects increased productivity and improved material utilization compared to fiscal 2009. Contractual material pass-through pricing diluted gross margin by 1.6 percentage points in fiscal 2010 compared to 1.9 percentage points in fiscal 2009.
Selling and administrative expenses were $367.1 million, or 7 percent of sales, in fiscal 2010 compared to $381.9 million, or 6 percent of sales, in fiscal 2009. The higher year-over-year percentage was primarily due to higher expense related to our deferred compensation plan as compared to fiscal 2009 and the fixed nature of selling and administrative expenses coupled with a decrease in sales.
Net income from continuing operations (attributable to PCC) for fiscal 2010 was $925.1 million, or $6.51 per share (diluted). By comparison, net income from continuing operations (attributable to PCC) for fiscal 2009 was $1,036.6 million, or $7.37 per share (diluted), which included restructuring charges totaling $0.05 per share (diluted). Fiscal 2010 net income (including discontinued operations) was $921.8 million, or $6.49 per share (diluted), compared with net income of $1,044.5 million, or $7.43 per share (diluted) in fiscal 2009. Fiscal 2010 net income includes a loss of $3.3 million, or $0.02 per share (diluted), from discontinued operations, compared to income of $7.9 million, or $0.06 per share (diluted), in fiscal 2009.

Acquisitions
Fiscal 2011
On January 3, 2011, we acquired an additional 1% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $7 million in cash, increasing our equity interest to 50%. We continue to account for this investment under the equity method as we currently do not exercise control of the major operating and financial policies of Chengde. The carrying value of this investment as of April 3, 2011 was $395.1 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $183 million as of April 3, 2011. This difference arose through the valuation process that was applied to the assets acquired.
Fiscal 2010
On January 15, 2010, we acquired a 49% equity interest in Chengde for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance (subsequently repaid). Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.

The following business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates.
On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity (“Carlton”) for approximately $847 million in cash, comprised of approximately $502 million of cash on hand and the proceeds of approximately $345 million of commercial paper debt issuance (subsequently repaid). Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.
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
On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consisted of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. This acquisition also fits our strategy of enhancing our critical aerospace fastener family of products to serve our customers better. The Airdrome acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

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
Fiscal 2011
During the second quarter of fiscal 2011, we sold an automotive fastener business. The transaction resulted in a gain of approximately $6.4 million (net of tax).

During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
Fiscal 2010
In the fourth quarter of fiscal 2010, we decided to dispose of a small non-core business in the Fasteners Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2011.
In the third quarter of fiscal 2010, we decided to divest a small non-core business in the Investment Cast Products segment and reclassified it to discontinued operations. The sale of the business was completed in the fourth quarter of fiscal 2010. The transaction resulted in a gain of approximately $11.4 million (net of tax) in fiscal 2010.
Fiscal 2009
In the third quarter of fiscal 2009, we decided to dispose of two automotive fastener operations. The decision to discontinue these automotive fastener operations resulted from their non-core nature coupled with further erosion in the automotive market. These operations were reclassified from the Fasteners Products segment to discontinued operations in the third quarter of fiscal 2009. We recognized an impairment loss of approximately $8.7 million (net of tax) in the second quarter of fiscal 2010 related to these automotive fastener businesses held for sale due to continued erosion in the automotive market. The sale of these businesses was completed in the second quarter of fiscal 2011.
In the first quarter of fiscal 2009, we sold the stock of several small entities, a group of foreign operations held for sale and previously recorded as discontinued from our former Flow Technologies pumps and valves business. The transaction resulted in a net gain of approximately $3.0 million in fiscal 2009.

Restructuring, asset impairment and other non-recurring charges
We regularly assess our cost structure to ensure that operations are properly sized for prevailing market conditions, taking into consideration current and forecasted conditions in markets we serve. During fiscal 2011 and 2010, we did not incur any restructuring or impairment charges. The following restructuring and asset impairment charges were recorded in fiscal 2009.
Fiscal 2009
In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $10.9 million pursuant to plans to downsize operations across all segments. We had been gearing up for aerospace growth into fiscal 2010, whereas demand decreased, particularly in the casting and forging aerospace markets. The charges consisted of $8.6 million for employee severance expenses and $2.3 million for impairments and relocation expenses associated with long lived assets. These restructuring plans provided for terminations of approximately 980 employees in the third and fourth quarters of fiscal 2009 and first quarter of fiscal 2010. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $5.2 million, $3.7 million and $2.0 million, respectively, during fiscal 2009. The tax-effected impact of these charges was $7.2 million, or $0.05 per share (diluted). As of April 3, 2011 and March 28, 2010, no accrued liabilities remained related to the restructuring plans.

Subsequent Event

In May 2011, we agreed to acquire the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. Sleeved fastener technology is critical to mitigating the impact of lightning strikes on the Boeing 787 and other composite-based aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The acquisition is expected to be completed early in fiscal 2012, after which PB's results will be reported as part of the Fastener Products segment.

Impacts of the Global Economic Recession and Recovery
Economic events created recessionary economic conditions around the world in many industries in fiscal 2009 and 2010. Although many countries and industries are recovering, weakness persists in certain areas. While we are not immune to impacts from the lingering effects of the global recession, we believe our strong financial position enables us to take advantage of opportunities in our markets served, continue to make operational improvements in our businesses and benefit from the continuing economic recovery.
During fiscal 2011 and fiscal 2010, approximately 57 percent and 54 percent, respectively, of our sales were to customers in the global aerospace markets. Until the recession occurred and aerospace program delays were announced, customer schedules indicated that the aerospace production rates would continue to experience growth throughout fiscal 2010 and possibly beyond, particularly due to anticipated build rates of major new commercial aerospace programs such as the Boeing

787 and Airbus A380, each of which contains significant per-ship-set revenue for PCC. Aerospace production rates began to recover in fiscal 2011 as compared with fiscal 2010 levels, and we have seen a realignment of component build rates and aircraft production schedules indicating an end to destocking in the supply chain. We expect to see further order increases as Boeing 787 production starts to ramp up in the latter half of fiscal 2012, as well as increased build rates on other commercial aircraft model production projected for fiscal 2012. Our most significant customers in the aerospace industry are primarily large, well-financed businesses that we believe have the ability to weather economic downturns. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.
During fiscal 2011 and fiscal 2010, approximately 22 percent and 27 percent, respectively, of our sales were to customers in the global power markets, which include our IGT business as well as sales of our seamless extruded pipe. Demand in our OEM IGT markets has softened, and during the latter half of fiscal 2010, we experienced the beginning of destocking by our European customers, which continued through the first half of our fiscal 2011. Starting in the fourth quarter of fiscal 2010 and continuing through fiscal 2011, we have experienced significant sales declines in our seamless pipe products as Chinese customers utilize existing inventory. We must rely on the forecasted information provided from time to time by our customers as guidance with regard to the impacts from the current and future economic environment.
The remaining 21 percent and 19 percent of our respective sales in fiscal 2011 and fiscal 2010 were into general industrial markets. It is difficult to summarize the opportunities and challenges in these markets, because the circumstances vary widely from one individual market to another. We experienced declines in general industrial sales during the recession but have seen a recovery in the latter part of fiscal 2010 and throughout fiscal 2011 in sales to general industrial markets. This recovery helped replace sales in power markets as noted above.
We follow an investment philosophy of diversified investing and risk mitigation when managing our pension plans. The investments in our pension plans totaled approximately $1.7 billion at the end of fiscal 2011. During fiscal 2011, we contributed $115.9 million to our defined benefit pension plans, including voluntary contributions of $100.0 million, to increase plan funding. We believe our financial position and liquidity will allow us to make all required pension contributions as well as any additional voluntary contributions that management deems advisable. We made a voluntary contribution of $50.0 million to the defined benefit pension plans in early fiscal 2012. In addition, the investments in our plans experienced positive returns of $120.6 million in fiscal 2011 and $162.8 million in fiscal 2010 as global investment markets recovered after experiencing losses of $105.3 million during the recession in fiscal 2009.
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

	Fiscal Year			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales:
Investment Cast Products	$2,095.6	$1,851.3	$2,272.1	13%	(19)%
Forged Products	2,779.7	2,283.0	2,978.4	22%	(23)%
Fastener Products	1,344.8	1,324.9	1,520.3	2%	(13)%
Consolidated net sales	$6,220.1	$5,459.2	$6,770.8	14%	(19)%
Segment operating income:
Investment Cast Products	$665.5	$560.0	$582.7	19%	(4)%
% of sales	31.8%	30.2%	25.6%
Forged Products	539.4	529.7	652.9	2%	(19)%
% of sales	19.4%	23.2%	21.9%
Fastener Products	411.0	440.2	459.7	(7)%	(4)%
% of sales	30.6%	33.2%	30.2%
Corporate expense	(113.1)	(106.6)	(98.5)	6%	8%
Total segment operating income	1,502.8	1,423.3	1,596.8	6%	(11)%
% of sales	24.2%	26.1%	23.6%
Restructuring and asset impairment	—	—	10.9
Interest expense, net	9.0	13.1	10.6
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,493.8	$1,410.2	$1,575.3

	Fiscal Year			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Contractual material pass-through:
Investment Cast Products	$51.1	$40.7	$81.3	26%	(50)%
Forged Products	170.4	201.8	325.9	(16)%	(38)%
Fastener Products	11.9	7.1	12.3	68%	(42)%
Total contractual material pass-through	$233.4	$249.6	$419.5	(6)%	(41)%

	Fiscal Year			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Intercompany sales:(1)
Investment Cast Products(2)	$238.8	$199.1	$251.5	20%	(21)%
Forged Products(3)	740.2	703.4	836.0	5%	(16)%
Fastener Products(4)	99.4	84.9	110.2	17%	(23)%
Total intercompany sales	$1,078.4	$987.4	$1,197.7	9%	(18)%

_________________________

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales of $33.2 million, $24.1 million and $24.0 million for fiscal 2011, 2010 and 2009, respectively.

(3)	Forged Products: Includes intersegment sales of $65.2 million, $64.1 million and $75.6 million for fiscal 2011, 2010 and 2009, respectively.

(4)	Fastener Products: Includes intersegment sales of $4.2 million, $2.8 million and $5.6 million for fiscal 2011, 2010 and 2009, respectively.

Investment Cast Products
The Investment Cast Products segment manufactures investment castings, or provides related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Sales by Market:
Aerospace	$1,304.8	$1,045.1	$1,314.5	25%	(20)%
% of total	62%	57%	58%
Power	555.8	580.6	686.2	(4)%	(15)%
% of total	27%	31%	30%
General Industrial & Other	235.0	225.6	271.4	4%	(17)%
% of total	11%	12%	12%
Total Sales	$2,095.6	$1,851.3	$2,272.1	13%	(19)%
Operating income	$665.5	$560.0	$582.7	19%	(4)%
% of sales	31.8%	30.2%	25.6%

Fiscal 2011 compared with fiscal 2010
The Investment Cast Products segment reported fiscal 2011 sales of $2,095.6 million, an increase of 13.0 percent from the prior year’s sales of $1,851.3 million. The year-over-year increase in sales reflects the realignment of aerospace OEM orders with production rates and aftermarket increases driven by engine schedules. Aerospace sales increased approximately $260 million, or 25 percent, over the prior year as the destocking ended and orders driven by previously announced increases in base aircraft build rates realigned with customer demand. In addition, external alloy sales from Cannon-Muskegon more than doubled over last year, which we believe is a leading indicator of the aerospace rebound. IGT sales decreased approximately $33 million, or 6 percent, compared to last year due to continued customer destocking that began in the latter half of fiscal 2010; however, the segment experienced an increase in OEM shipments in the fourth quarter of fiscal 2011. Sales also include $51.1 million of higher pricing related to contractual pass-through of increased material costs compared to $40.7 million in fiscal 2010, an increase of $10.4 million.
Operating income for the Investment Cast Products segment was $665.5 million or 31.8 percent of sales in fiscal 2011, compared to $560.0 million, or 30.2 percent of sales, in fiscal 2010. Operating income increased compared to the prior year primarily due to improved leverage on increased aerospace throughput combined with improved cost performance. The segment improved operating margin by 1.6 percentage points year-over-year driven by continuous focus on productivity, scrap and rework, and other variable cost improvements in the segment's manufacturing operations. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in fiscal 2011 compared to 0.7 percentage points last year.
The Investment Cast Products segment anticipates growing aerospace OEM sales in fiscal 2012 as Boeing 787 and other base commercial aircraft production orders continue to ramp up and will effectively leverage increased aerospace throughput. On the IGT front, the segment expects to gain traction going forward based on some orders received during the fourth quarter of fiscal 2011 and customer inquiries about future product availability.
Fiscal 2010 compared with fiscal 2009
The Investment Cast Products segment reported fiscal 2010 sales of $1,851.3 million, a decrease of 19 percent from the prior year’s sales of $2,272.1 million. The year-over-year decrease in sales primarily reflects a continued disconnect between aerospace order rates and engine builds related to customer destocking, which negatively impacted aerospace sales by approximately $210 million, or 18%. Power market sales were down by $75 million, or 12% (excluding the impacts of currency and metal pricing), compared to last year as a result of destocking by European IGT customers. Sales also include $40.7 million of higher pricing related to contractual pass-through of increased material costs compared to $81.3 million in fiscal 2009, a decrease of $40.6 million. In addition, our foreign operations reported approximately $10 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound.

Operating income for the Investment Cast Products segment was $560.0 million or 30.2 percent of sales in fiscal 2010, compared to $582.7 million, or 25.6 percent of sales, in fiscal 2009. Despite the challenges of continued destocking, the segment improved operating margins by 4.6 percentage points year over year due to increased labor productivity, improved material utilization and lower scrap and rework costs. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in fiscal 2010 compared to 1.0 percentage points in fiscal 2009.
Forged Products
The Forged Products segment manufactures forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power markets, and manufactures nickel and cobalt-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and reusing them in casting, forging, and fastener manufacturing processes. Forged Products’ sales to the aerospace and power markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces extruded pipe for the power and oil and gas industries.

	Fiscal Year			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Sales by Market:
Aerospace	$1,317.1	$956.0	$1,158.0	38%	(17)%
% of total	47%	42%	39%
Power	775.3	857.2	997.6	(10)%	(14)%
% of total	28%	37%	33%
General Industrial & Other	687.3	469.8	822.8	46%	(43)%
% of total	25%	21%	28%
Total Sales	$2,779.7	$2,283.0	$2,978.4	22%	(23)%
Operating income	$539.4	$529.7	$652.9	2%	(19)%
% of sales	19.4%	23.2%	21.9%

Fiscal 2011 compared with fiscal 2010
The Forged Products segment reported fiscal 2011 sales of $2,779.7 million, an increase of 22 percent from the prior year’s sales of $2,283.0 million. Similar to Investment Cast Products, previous destocking activities associated with customer-owned aerospace inventory ended and new orders sparked commercial activity in this segment as aerospace sales improved by approximately $361 million, or 38 percent, year-over-year. General industrial sales also showed continued strength, increasing by approximately $218 million, or 46 percent, compared to the prior year. Fiscal 2011 also includes four quarters of sales from Carlton, which was acquired in the third quarter of fiscal 2010. Partially offsetting these increases was a decline in power markets of approximately $82 million, or 10 percent, compared to the prior year due to significantly lower core seamless pipe shipments. Higher external selling prices of external alloy sales from the segment’s three primary mills added approximately $111 million to top-line revenues in fiscal 2011 versus fiscal 2010. Fiscal 2011 sales also include $170.4 million of contractual pricing related to pass-through of increased raw material costs compared to $201.8 million last year, a decrease of $31.4 million.
Operating income for the Forged Products segment was $539.4 million or 19.4 percent of sales in fiscal 2011, compared to $529.7 million, or 23.2 percent of sales, in fiscal 2010. The slight increase in operating income year-over-year was primarily driven by solid leverage from increased aerospace volume and the contribution from increased general industrial business, partially offset by weak seamless pipe performance. The segment's operating margin decreased by more than 3 percentage points in the current year due to the negative impact of reduced seamless pipe volume and pricing. Growth in the segment's lower-margin general industrial markets also negatively impacted operating margin. Higher metal selling prices at the segment's three primary mills diluted operating margins by 0.8 percentage points in the current year. The contractual pass-through of higher raw material costs diluted operating margins by 1.3 percentage points in fiscal 2011 compared to 2.2 percentage points last year.
The segment’s aerospace OEM schedules are showing solid increases as previously announced build rates in both base commercial aircraft and Boeing 787 production ramp up, which will continue to drive aerospace sales levels through fiscal

2012 and beyond. Seamless pipe shipments within this segment began to improve toward the end of the fourth quarter of fiscal 2011, and the trend is expected to continue in fiscal 2012. Operating income is expected to show improvement, benefiting from some recovery of core seamless pipe sales and higher aerospace sales.
Fiscal 2010 compared with fiscal 2009
The Forged Products segment reported fiscal 2010 sales of $2,283.0 million, a decrease of 23 percent from the prior year’s sales of $2,978.4 million. The acquisition of Carlton in the third quarter of fiscal 2010 contributed approximately $135 million in incremental sales over the prior year. The decrease in sales from the prior year reflects a decline in general industrial and other markets, which negatively impacted sales by approximately $184 million, or 30% (excluding the impacts of currency and metal pricing), and aerospace OEM and aftermarket destocking, which negatively impacted aerospace sales by approximately $180 million, or 21%. A decline in power markets negatively impacted sales by $77 million, or 10%, compared to the prior year (excluding the impacts of currency and metal pricing). The lower selling prices of external nickel alloy sales from the segment’s three primary mills negatively impacted external sales by approximately $170 million in fiscal 2010 versus fiscal 2009. Fiscal 2010 sales also include $201.8 million of higher contractual pricing related to pass-through of increased raw material costs compared to $325.9 million in fiscal 2009, a decrease of $124.1 million. In addition, our foreign operations reported approximately $21 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound.
Operating income for the Forged Products segment was $529.7 million or 23.2 percent of sales in fiscal 2010, compared to $652.9 million, or 21.9 percent of sales, in fiscal 2009. Operating income was negatively impacted by reduced sales volume coupled with the segment’s high fixed cost base, the loss of higher margin energy products, and rapid escalation in metal pricing toward the end of fiscal 2010, which exerted downward pressure on segment operating margins due to a lag in customer pricing. The contractual pass-through of higher raw material costs diluted operating margins by 2.2 percentage points in fiscal 2010 compared to 2.7 percentage points in fiscal 2009.

Fastener Products
The Fastener Products segment produces fasteners, fastener systems and components for critical applications in the aerospace, automotive and industrial machinery markets as well as applications and monitoring units utilized in the power generation industry.

	Fiscal Year			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Sales by Market:
Aerospace	$950.1	$989.9	$1,133.7	(4)%	(13)%
% of total	71%	75%	75%
Power	17.2	16.8	19.4	2%	(13)%
% of total	1%	1%	1%
General Industrial & Other	377.5	318.2	367.2	19%	(13)%
% of total	28%	24%	24%
Total Sales	$1,344.8	$1,324.9	$1,520.3	2%	(13)%
Operating income	$411.0	$440.2	$459.7	(7)%	(4)%
% of sales	30.6%	33.2%	30.2%

Fiscal 2011 compared with fiscal 2010
The Fastener Products segment reported fiscal 2011 sales of $1,344.8 million, a 2 percent increase from fiscal 2010 sales of $1,324.9 million. Strong general industrial sales helped to increase year-over-year sales by approximately $59 million, or 19 percent. Offsetting this increase was a decline in aerospace fastener sales of approximately $40 million, or 4 percent, compared to the prior year. Aerospace volume suffered from delays in the Boeing 787 production schedule and continued weakness in orders from distributors, as current aircraft production was supplied out of existing customer inventory. This segment was able to increase sales of lower margin, non-core aerospace products in order to maintain volume and mitigate the impact of the decline in core aerospace sales.
Operating income for the Fasteners segment was $411.0 million or 30.6 percent of sales in fiscal 2011, compared to $440.2 million, or 33.2 percent of sales, in fiscal 2010. Segment operating margins were negatively affected by the shift away from core aerospace products to lower margin, less complex fasteners, and increased general industrial volume.

The most significant future catalysts for segment growth continue to be the Boeing 787 ramp-up and the recovery of fastener distribution orders. As those inventory levels fall, and production demand increases, the segment is poised to benefit from market improvement and additional share gains anticipated to begin toward the latter half of fiscal 2012. These increased volumes, driven across the business’ improved cost structure, will help the segment achieve stronger operational performance.
Fiscal 2010 compared with fiscal 2009
The Fastener Products segment reported fiscal 2010 sales of $1,324.9 million, a 13 percent decrease from fiscal 2009 sales of $1,520.3 million. The decrease in sales primarily resulted from further aerospace aftermarket and distributor destocking coupled with a decline in regional/business jet demand, which negatively impacted year-over-year aerospace sales by $135 million, or 12% (excluding the impact of currency). A decline in general industrial and other markets negatively impacted sales by $40 million, or 12% (excluding the impact of currency), compared to the prior year. In addition, our foreign operations reported approximately $10 million in reduced U.S. dollar equivalent sales year-over-year due to the increase in the value of the U.S. dollar relative to international currencies, primarily the British pound.
Operating income for the Fasteners segment was $440.2 million or 33.2 percent of sales in fiscal 2010, compared to $459.7 million, or 30.2 percent of sales, in fiscal 2009. The higher operating margin was a result of continuous, aggressive cost improvement projects undertaken throughout fiscal 2010, resulting in productivity improvements, better utilization of assets, and effective cost management across the segment.
Interest and taxes
Net interest expense in fiscal 2011 was $9.0 million, compared with $13.1 million in fiscal 2010. The lower net interest expense was primarily due to reduced interest expense resulting from lower debt balances and lower borrowing rates, and increased interest income resulting from higher cash balances.
Net interest expense in fiscal 2010 was $13.1 million, compared with $10.6 million in fiscal 2009. The higher net interest expense was primarily due to lower interest income earned on lower interest rates and lower average cash balances.
The effective tax rate for fiscal 2011 was 33.5 percent, 0.9 percentage points lower than the 34.4 percent effective tax rate in fiscal 2010. The decrease in the full-year tax rate compared to the prior year was primarily due to increased benefits from the federal manufacturing deduction and a reduction in non-benefited foreign losses, partially offset by reduced benefits from earnings taxed at rates lower than the U.S statutory tax rate.
The effective tax rate for fiscal 2010 was 34.4 percent, 0.2 percentage points higher than the 34.2 percent effective tax rate in fiscal 2009. The slight increase in the full-year tax rate compared to the prior year was primarily due to reduced benefits from the U.S. manufacturing deduction, an increase in state taxes and non-benefited foreign losses in fiscal 2010; offset by increased benefits from foreign earnings taxed at rates lower than the U.S. statutory tax rate.

Liquidity and capital resources
Total assets of $8,955.9 million at April 3, 2011 represented a $1,295.2 million increase from the $7,660.7 million balance at March 28, 2010. The increase principally reflects cash generated during the year from operations totaling $1,038.0 million and the strengthening of the British Pound, Euro, and Australian dollar in relation to the U.S. dollar. Total capitalization at April 3, 2011 was $7,401.1 million, consisting of $236.6 million of debt and $7,164.5 million of equity. The debt-to-capitalization ratio declined to 3.2% at April 3, 2011 from 4.1% at the end of fiscal 2010, reflecting the impact of increased equity from earnings and stock issuances, in addition to reduced debt levels.
Cash as of April 3, 2011 was $1,159.0 million, an increase of $1,046.6 million from the end of fiscal 2010, and total debt was $236.6 million, down $13.4 million since the end of fiscal 2010. The net cash flow of $1,060.0 million reflects cash generated from operations of $1,038.0 million and $116.3 million from the issuance of common stock, partially offset by capital expenditures of $120.4 million and cash paid to acquire businesses of $37.2 million.
Capital spending of $120.4 million in fiscal 2011 principally provided for equipment upgrades and cost reduction and productivity projects throughout the Company. We expect our baseline capital expenditures for fiscal 2012 to be moderately higher than fiscal 2011 based on our current forecasts. These expenditures will be targeted for cost reduction projects and equipment upgrades within our Forged Products and Investment Cast Products segments. Capacity expansion projects that arise in excess of the base forecast will be evaluated on their own merits during the fiscal year based on demand.
During fiscal 2011, we contributed $115.9 million to the defined benefit pension plans, of which $100.0 million was voluntary. In the first month of fiscal 2012, we made a $50.0 million voluntary contribution to the defined benefit pension plans. We expect to contribute approximately $11.2 million of required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.2 million in fiscal 2012. In addition, we contributed $47.0 million to the other postretirement benefit plans during fiscal 2011. We expect to contribute approximately $7.5 million to the other postretirement benefit plans during fiscal 2012.
In July 2010, we paid $38.3 million to one of our postretirement medical benefit plans that was jointly administered with a union. This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.
We believe we will be able to meet our short- and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions from cash generated from operations, borrowings from our existing $1.0 billion revolving credit facility or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.
Our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of April 3, 2011 was $980.9 million under the Credit Agreement, reduced by a $19.1 million workers’ compensation letter of credit issued in the fourth quarter of fiscal 2009. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, interest coverage ratio and leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.
Our covenant requirements and actual ratios as of April 3, 2011 were as follows (dollars in millions):

	Covenant Requirement		Actual
Consolidated minimum net worth(1)	$3,586.7	(minimum)	$7,164.5
Consolidated interest coverage ratio(1)	2.25:1.00	(minimum)	109.73:1.00
Consolidated leverage ratio(1)	3.25:1.00	(maximum)	0.14:1.00

_________________________

(1)	Terms are defined in the Amended and Restated Credit Agreement.
As of April 3, 2011, we were in compliance with all financial covenants of our loan agreements.
Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. During fiscal 2011, the largest daily balance of outstanding commercial paper borrowings was $210 million early in the first quarter with all borrowings repaid prior to the end of the second quarter. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.

Contractual obligations and commercial commitments
We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual payment obligations as of April 3, 2011 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$236.6	$14.7	$5.4	$206.2	$4.9	$5.4	$—
Operating leases(1)	77.2	19.4	14.7	11.1	8.8	4.9	18.3
Interest on fixed-rate debt	27.0	10.4	9.4	6.6	0.4	0.2	—
Interest on variable-rate debt(2)	6.6	2.1	2.3	2.2	—	—	—
Total	$347.4	$46.6	$31.8	$226.1	$14.1	$10.5	$18.3

_________________________

(1)	Operating lease obligations include $0.2 million attributable to an operation held-for-sale.

(2)	Interest on variable-rate debt is based on current prevailing interest rates.

Our reserve for uncertain tax positions at April 3, 2011 was $12.3 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement of these liabilities. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Note 11 to the Consolidated Financial Statements for additional information regarding our reserve for uncertain tax positions.
The table above also excludes estimated required cash contributions to our qualified pension plans totaling approximately $60.7 million over the next five years: $11.2 million in fiscal 2012, $12.0 million in fiscal 2013, and $12.5 million in fiscal 2014, fiscal 2015 and fiscal 2016. We also have benefit payments due under our non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See Note 19 to the Consolidated Financial Statements for additional information.

Critical accounting policies
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other significant accounting policies, see the Notes to the Consolidated Financial Statements of this Annual Report. Note that the preparation of this Annual Report requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
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
Valuation of inventories
All inventories are stated at the lower of their cost or market value, with the market value being determined based on sales in the ordinary course of business. Cost for inventories at a significant number of our operations is determined on a last-in, first-out (“LIFO”) basis. The average inventory cost method is utilized for most other inventories. We regularly review inventory quantities on hand and record a provision for excess or obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on the age, historical usage or assumptions about future demand for the inventory. We also regularly review inventory balances on a LIFO basis to ensure the balances are stated at the lower of cost or market as of the balance sheet date. For those inventories valued using LIFO, their carrying value may be higher or lower than current replacement costs for such inventory, since the LIFO costing assumption matches current costs with current sales, not with current inventory values. When the LIFO cost is greater than the current cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. While historical write-downs have not been material, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a significant impact on the value of our inventories and reported operating results.
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
Goodwill and indefinite-lived intangible assets related to our continuing operations are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets may not be recoverable. For fiscal 2011, our reporting units consisted of two operating segments within our Investment Cast Products reportable operating segment, two operating segments within our Forged Products reportable operating segment, as well as three reporting units in our Fasteners Products reportable operating segment. The Fasteners Products operating segment includes several aggregated component units (referred to as the Fasteners Products reporting unit) and two other reporting units for which the segment manager regularly reviews performance.

Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rates, our estimates of sales volumes, sales prices and related costs, and the discount rate applied, which reflects the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by factors such as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting from an impairment of the goodwill. We also consider comparable transactions to estimate the fair value of the reporting units. The cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2011 goodwill impairment analysis ranged from 10% to 15% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 5% to 17% over the initial five-year forecast period. A sensitivity analysis determined that using terminal growth rates of 3%, 4% or 5% would not result in impairment in the fiscal 2011 goodwill impairment analysis. We performed a sensitivity analysis on both of these factors and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by 30% or the discount rate utilized could increase by 5%, and the goodwill of our reporting units would not be impaired. The reporting unit that would be most sensitive to worsening economic conditions has $78.9 million of goodwill recorded as of April 3, 2011.
The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. For fiscal 2011 and 2010, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value.
Environmental costs
The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at April 3, 2011 and March 28, 2010 were $66.8 million and $75.6 million, respectively.
Guidance on asset retirement and environmental obligations clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this guidance include those for which an entity has a significant obligation to perform an asset retirement activity; however, the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. This guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at two of our manufacturing facilities. However, we have not recognized a liability under this guidance for these retirement obligations because the fair value of remediation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of these sites is not required until production ceases, and we have no current plans to cease production in the future. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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
Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with defined benefit pension and other postretirement plans accounting guidance. Plan assets have been valued at fair value in accordance with this guidance. Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate.
Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate. For valuation of our pension liabilities, we derive a market-based discount rate from yields on high quality, liquid fixed income securities at the end of our fiscal year. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be effectively settled. For our U.S. Plans, we used a discount rate assumption of 5.75% for the total benefit obligation of our pension plans at our April 3, 2011 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 5.88% for the total benefit obligation of our pension plans at our April 3, 2011 measurement date.
In developing the long-term rate of return on plan assets assumptions, we evaluate input from third party investment consultants and actuaries, review asset allocation and investment strategies, ranges of projected and historical returns, and inflation and economic assumptions. The expected return assumptions are derived from asset allocations within the Company's target asset allocation ranges consistent with our diversified investment approach. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement. For our U.S. Plans, we used a long-term rate of return assumption of 8.0% to calculate the 2011 and 2010 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 7.5% to calculate the 2011 and 2010 net periodic pension cost. For fiscal 2011, our U.S. net periodic pension expense was $26.6 million and non-U.S. net periodic pension income was $1.8 million. We estimate that for fiscal 2012, our U.S. net periodic pension expense will be approximately $26.1 million and non-U.S. net periodic pension income will be approximately $3.6 million. Our U.S. net postretirement benefit cost was $6.4 million for fiscal 2011, and we estimate that for fiscal 2012, our U.S. net postretirement benefit cost will be $5.5 million.
The table below quantifies the approximate impact, as of April 3, 2011, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$6.0
Expected long-term rate of return	$4.3
Increase in projected benefit obligation:
Discount rate	$59.0

The approximate impact, as of April 3, 2011, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

Recently issued accounting standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which amends existing measurement guidance and expands disclosure requirements for fair value measurements, particularly for ”Level 3” (as defined in the accounting guidance) inputs.  This guidance will be effective in the fourth quarter of fiscal 2012. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.
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
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Because derivative instruments are used solely as hedges and not for speculative trading purposes, fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. For further discussion of derivative financial instruments, refer to Item 8. Financial Statements and Supplementary Data.
Interest Rate Risk
We have variable rate debt obligations that expose us to interest rate risk.  If market interest rates had averaged 10 percent higher than actual levels in fiscal 2011 or 2010, the effect on our interest expense and net income would not have been material.
Foreign Currency Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, we had foreign currency hedges in place at April 3, 2011 and March 28, 2010 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of April 3, 2011, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.
Material Cost Risk
We have entered into long-term supply agreements to fix the purchase price of certain strategic raw materials as of April 3, 2011 and March 28, 2010. In addition, we had escalation clauses related to raw material pricing in certain of our sales contracts at April 3, 2011 and March 28, 2010. If market rates had averaged 10 percent higher than actual levels in either fiscal 2011 or 2010, the effect on our cost of sales and net earnings, after considering the effects of these supply agreements and sales contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	April 3, 2011	March 28, 2010	March 29, 2009
Net sales	$6,220.1	$5,459.2	$6,770.8
Costs and expenses:
Cost of goods sold	4,326.7	3,668.8	4,792.1
Selling and administrative expenses	390.6	367.1	381.9
Restructuring and asset impairment	—	—	10.9
Interest expense	13.5	16.2	18.3
Interest income	(4.5)	(3.1)	(7.7)
Total costs and expenses	4,726.3	4,049.0	5,195.5
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,493.8	1,410.2	1,575.3
Income tax expense	(499.7)	(485.7)	(538.4)
Equity in earnings of unconsolidated affiliates	16.6	1.4	—
Net income from continuing operations	1,010.7	925.9	1,036.9
Net income (loss) from discontinued operations	4.1	(3.3)	7.9
Net income	1,014.8	922.6	1,044.8
Net income attributable to noncontrolling interests	(1.3)	(0.8)	(0.3)
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,013.5	$921.8	$1,044.5
Net income (loss) per common share attributable to PCC shareholders— basic:
Net income per share from continuing operations	$7.07	$6.57	$7.44
Net income (loss) per share from discontinued operations	0.03	(0.02)	0.05
Net income per share (basic)	$7.10	$6.55	$7.49
Net income (loss) per common share attributable to PCC shareholders— diluted:
Net income per share from continuing operations	$7.01	$6.51	$7.37
Net income (loss) per share from discontinued operations	0.03	(0.02)	0.06
Net income per share (diluted)	$7.04	$6.49	$7.43
Weighted average common shares outstanding:
Basic	142.7	140.7	139.4
Diluted	143.9	142.1	140.6

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	April 3, 2011	March 28, 2010
Assets
Current assets:
Cash and cash equivalents	$1,159.0	$112.4
Receivables, net of allowance of $2.5 in 2011 and $4.2 in 2010	978.7	846.6
Inventories	1,459.4	1,435.3
Prepaid expenses and other current assets	21.0	21.7
Income tax receivable	20.0	78.7
Deferred income taxes	—	3.4
Discontinued operations	12.5	24.0
Total current assets	3,650.6	2,522.1
Property, plant and equipment:
Land	86.2	87.3
Buildings and improvements	332.6	324.2
Machinery and equipment	1,856.0	1,735.1
Construction in progress	85.4	74.0
	2,360.2	2,220.6
Accumulated depreciation	(1,165.4)	(1,014.1)
Net property, plant and equipment	1,194.8	1,206.5
Goodwill	2,889.2	2,835.9
Acquired intangible assets, net	455.1	468.4
Investment in unconsolidated affiliates	411.9	372.4
Other assets	309.0	203.6
Discontinued operations	45.3	51.8
	$8,955.9	$7,660.7
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$14.7	$15.1
Accounts payable	607.8	581.8
Accrued liabilities	304.0	285.8
Current deferred tax liability	9.3	—
Discontinued operations	6.2	11.1
Total current liabilities	942.0	893.8
Long-term debt	221.9	234.9
Pension and other postretirement benefit obligations	252.5	284.4
Other long-term liabilities	180.6	212.2
Deferred income taxes	194.4	137.6
Discontinued operations	—	6.1
Commitments and contingencies (See Notes)
Shareholders’ equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2011 and 2010	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 143,711,541 and 141,883,401 shares in 2011 and 2010	143.7	141.9
Paid-in capital	1,455.7	1,263.8
Retained earnings	5,796.7	4,800.3
Accumulated other comprehensive loss	(234.6)	(317.2)
Total PCC shareholders’ equity	7,161.5	5,888.8
Noncontrolling interest	3.0	2.9
Total equity	7,164.5	5,891.7
	$8,955.9	$7,660.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	April 3, 2011	March 28, 2010	March 29, 2009
Operating Activities:
Net income	$1,014.8	$922.6	$1,044.8
Net (income) loss from discontinued operations	(4.1)	3.3	(7.9)
Non-cash items:
Depreciation and amortization	163.8	151.8	135.8
Deferred income taxes	77.7	150.9	116.8
Stock-based compensation expense	47.3	41.1	38.1
Excess tax benefits from share-based payment arrangements	(30.3)	(23.1)	(11.5)
Other non-cash adjustments	(9.5)	2.1	8.0
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(123.9)	131.7	121.3
Inventories	(7.6)	(120.7)	(181.0)
Prepaid expenses and other current assets	0.9	(5.1)	6.4
Income taxes receivable and payable	82.5	(76.0)	8.1
Payables and accruals	31.7	(85.0)	(170.2)
Pension and other postretirement benefit plans	(108.5)	(184.4)	8.6
Other non-current assets and liabilities	(88.4)	5.9	(29.2)
Net cash (used) provided by operating activities of discontinued operations	(8.4)	(5.3)	15.0
Net cash provided by operating activities	1,038.0	909.8	1,103.1
Investing Activities:
Acquisitions of businesses	(37.2)	(864.2)	(490.5)
Investment in unconsolidated affiliates	(11.2)	(351.0)	—
Capital expenditures	(120.4)	(169.5)	(203.9)
Dispositions of businesses	17.6	24.8	14.6
Other investing activities	16.0	(17.9)	11.1
Net cash provided by investing activities of discontinued operations	2.3	2.0	4.6
Net cash used by investing activities	(132.9)	(1,375.8)	(664.1)
Financing Activities:
Net change in long-term debt	(14.7)	(55.3)	(50.0)
Common stock issued	116.3	89.0	36.7
Excess tax benefits from share-based payment arrangements	30.3	23.1	11.5
Cash dividends	(17.1)	(16.9)	(16.7)
Other financing activities	(1.2)	—	—
Net cash used by financing activities of discontinued operations	—	(1.0)	(0.9)
Net cash provided (used) by financing activities	113.6	38.9	(19.4)
Effect of exchange rate changes on cash and cash equivalents	27.9	(15.0)	(86.4)
Net increase (decrease) in cash and cash equivalents	1,046.6	(442.1)	333.2
Cash and cash equivalents at beginning of year	112.4	554.5	221.3
Cash and cash equivalents at end of year	$1,159.0	$112.4	$554.5
Supplemental Disclosures
Cash paid during the year for:
Interest	$13.0	$15.4	$18.2
Income taxes, net of refunds received	$354.6	$405.6	$414.0
Non-cash investing and financing activities:
Debt assumed in connection with business acquisition	$—	$—	$1.6
Dividends declared but not paid	$4.3	$4.3	$4.2

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity and Comprehensive Income

	PCC Shareholders					Non-controlling Interest	Total Equity	Comprehensive Income
	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
(In millions, except per share data)	Shares	Amount
Balance at March 30, 2008	139.0	$139.0	$1,016.6	$2,873.4	$16.0	$4.0	$4,049.0
Common stock issued pursuant to stock plans	0.9	0.9	35.8	—	—	—	36.7
Stock-based compensation expense	—	—	48.8	—	—	—	48.8
Tax benefit from stock-based compensation	—	—	11.5	—	—	—	11.5
Cash dividends ($0.12 per share)	—	—	—	(16.7)	—	—	(16.7)
Distributions to noncontrolling interests	—	—	—	—	—	(1.0)	(1.0)
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of $(3.4) tax benefit	—	—	—	(5.8)	—	—	(5.8)
Net income	—	—	—	1,044.5	—	0.3	1,044.8	$1,044.8
Unrealized translation adjustments	—	—	—	—	(278.0)	—	(278.0)	(278.0)
Unrecognized gain/loss on derivatives:
Periodic revaluations, net of $(0.2) tax benefit	—	—	—	—	5.1	—	5.1	5.1
Reclassified to income, net of $(3.8) tax benefit	—	—	—	—	(8.0)	—	(8.0)	(8.0)
Pension and postretirement obligations, net of $(19.2) tax benefit	—	—	—	—	(23.3)	—	(23.3)	(23.3)
Balance at March 29, 2009	139.9	139.9	1,112.7	3,895.4	(288.2)	3.3	4,863.1	$740.6
Common stock issued pursuant to stock plans	2.0	2.0	87.0	—	—	—	89.0
Stock-based compensation expense	—	—	42.2	—	—	—	42.2
Tax benefit from stock-based compensation	—	—	21.9	—	—	—	21.9
Cash dividends ($0.12 per share)	—	—	—	(16.9)	—	—	(16.9)
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	921.8	—	0.8	922.6	$922.6
Unrealized translation adjustments	—	—	—	—	43.3	—	43.3	43.3
Unrecognized gain/loss on derivatives:
Periodic revaluations, net of $3.0 tax expense	—	—	—	—	4.5	—	4.5	4.5
Reclassified to income, net of $(1.4) tax benefit	—	—	—	—	4.3	—	4.3	4.3
Pension and postretirement obligations, net of $(38.8) tax benefit	—	—	—	—	(81.1)	—	(81.1)	(81.1)
Balance at March 28, 2010	141.9	141.9	1,263.8	4,800.3	(317.2)	2.9	5,891.7	$893.6
Common stock issued pursuant to stock plans	1.8	1.8	114.5	—	—	—	116.3
Stock-based compensation expense	—	—	48.6	—	—	—	48.6
Tax benefit from stock-based compensation	—	—	28.8	—	—	—	28.8
Cash dividends ($0.12 per share)	—	—	—	(17.1)	—	—	(17.1)
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	1,013.5	—	1.3	1,014.8	$1,014.8
Unrealized translation adjustments	—	—	—	—	109.5	—	109.5	109.5
Unrecognized gain/loss on derivatives:
Periodic revaluations, net of $(0.1) tax benefit	—	—	—	—	3.7	—	3.7	3.7
Reclassified to income, net of $2.0 tax expense	—	—	—	—	(4.3)	—	(4.3)	(4.3)
Pension and postretirement obligations, net of $(14.5) tax benefit	—	—	—	—	(26.3)	—	(26.3)	(26.3)
Balance at April 3, 2011	143.7	$143.7	$1,455.7	$5,796.7	$(234.6)	$3.0	$7,164.5	$1,097.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS
(In millions, except option share and per share data)

1. Summary of significant accounting policies
Principles of consolidation
The consolidated financial statements include the accounts of Precision Castparts Corp. (“PCC”, the “Company”, or “we”) and subsidiaries after elimination of intercompany accounts and transactions. Subsidiaries include majority-owned companies and other companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under accounting principles generally accepted in the United States of America (“GAAP”). Investments in affiliated companies are accounted for using the equity method when PCC has a non-controlling ownership interest giving us significant influence, generally between twenty and fifty percent; and investments are accounted for using the cost method when PCC has a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to our continuing operations. Our fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.
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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 3 to 12 years for machinery and equipment and 3 to 5 years for computer hardware and software. Depreciation expense was $148.3 million, $139.2 million and $124.4 million in fiscal 2011, 2010 and 2009, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.
Goodwill and acquired intangible assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames, backlog and customer relationships that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with accounting guidance provided by GAAP through the Accounting Standards Codification ("guidance"). Goodwill and intangible assets with indefinite lives are tested for impairment at a minimum each fiscal year in the second quarter, or when impairment indicators exist, using the guidance and criteria described in the standard. This testing compares the carrying values of each intangible asset or reporting unit to estimated fair values. If the carrying value of these assets is in excess of estimated fair value, the carrying value is reduced to their estimated fair value or, in the case of goodwill, implied fair value.
Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1 to 19 years; proprietary technology, 15 years; tradenames, 3 years; customer relationships, 1 to 12 years; and backlog, 0 to 3 years.
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
Environmental costs
The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no estimated amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental reserves accrued at April 3, 2011 and March 28, 2010 were $66.8 million and $75.6 million, respectively.
Research and development
We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities at these departments amounted to $17.1 million in fiscal 2011, $25.6 million in fiscal 2010 and $13.5 million in fiscal 2009.
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
Financial instruments
Our financial instruments include cash and cash equivalents, debt, and derivative instruments, including foreign currency forward contracts and options, commodity swap and interest rate swap contracts. Because of their short maturity, the carrying amounts of cash and cash equivalents and short-term bank debt approximate fair value. Fair value of long-term debt is based on quoted market prices or estimated using our borrowing rate at year-end for similar types of borrowing arrangements. Refer to Note 13—Fair value measurements.
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials or other commodities. We account for derivatives pursuant to derivative instruments and hedging activities accounting guidance. This guidance requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge designated changes in fair value or cash flows. Refer to Note 18—Derivatives and hedging activities.
Stock-based compensation
We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. Our stock-based employee compensation plans are described more fully in Note 16—Stock-based compensation plans. We recognize the compensation costs related to stock options on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
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
Retirement and other postretirement benefit plans
We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering less than 25% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the U.S. plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA/Aa or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx long-term Corporate bond indices were used as the primary basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2011, 2010 and 2009, we made voluntary contributions to pension plans totaling $100.0 million, $192.6 million and $8.0 million, respectively.
Related party transactions
The Company regularly transacts business with its equity investees. Purchases from Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) were approximately $50 million in fiscal 2011 and accounts payable to Chengde was approximately $8 million at April 3, 2011. There was no purchasing activity with Chengde in fiscal 2010. The business transactions with our other equity investees were not considered significant.
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

2. Recently issued accounting standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which amends existing measurement guidance and expands disclosure requirements for fair value measurements, particularly for ”Level 3” (as defined in the accounting guidance) inputs.  This guidance will be effective in the fourth quarter of fiscal 2012. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued guidance which requires certain disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance was effective for the Company in the fourth quarter of fiscal 2010, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective in the first quarter of fiscal 2012. As this guidance only requires expanded disclosures, the adoption did not and will not impact our consolidated financial position, results of operations or cash flows.
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

3. Acquisitions
Fiscal 2011
On January 3, 2011, we acquired an additional 1% equity interest in Chengde for approximately $7 million in cash, increasing our equity interest to 50%. We continue to account for this investment under the equity method as we currently do not exercise control of the major operating and financial policies of Chengde. The carrying value of this investment as of April 3, 2011 was $395.1 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $183 million as of April 3, 2011. This difference arose through the valuation process that was applied to the assets acquired.
Fiscal 2010
On January 15, 2010, we acquired a 49% equity interest in Chengde for approximately $355 million in cash, comprised of approximately $115 million of cash on hand and the proceeds of approximately $240 million of commercial paper debt issuance (subsequently repaid). Chengde is a leading manufacturer of seamless, extruded pipe for boiler applications in coal-fired power plants, as well as pipe and tubing for other energy-related applications, such as compressed natural gas. The company operates from one facility with a manufacturing footprint of nearly 6 million square feet in the Jiangsu Province of China. Chengde has built a leading position in the Chinese boiler pipe market and has begun to make inroads into export markets.
The following business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition dates.
On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity (“Carlton”) for approximately $847 million in cash, comprised of approximately $502 million of cash on hand and the proceeds of approximately $345 million of commercial paper debt issuance (subsequently repaid). Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro forma information has not been included.
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
On September 30, 2008, we acquired Airdrome Holdings, LLC (“Airdrome”), which consisted of Airdrome Precision Components (“APC”) and AF Aerospace Ltd. (“AFA”). APC, located in Long Beach, California, is a leading supplier of hydraulic and pneumatic fluid fittings primarily for airframe applications. AFA, located in Rugby, England, manufactures a variety of machined components for aerospace applications, including fittings and other fluid conveyance products, ultra-high tensile bolts, and machined details. Fluid fittings, manufactured in nickel, titanium, and stainless steel alloys, are the critical connectors for hoses transporting fuel, hydraulic fluid, and pneumatic pressure throughout an aircraft. This acquisition also fits our strategy of enhancing our critical aerospace fastener family of products to serve our customers better. The Airdrome acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.

4. Discontinued operations
Fiscal 2011
During the second quarter of fiscal 2011, we sold an automotive fastener business. The transaction resulted in a gain of approximately $6.4 million (net of tax).
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
Fiscal 2010
In the fourth quarter of fiscal 2010, we decided to dispose of a small non-core business in the Fasteners Products’ segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2011.
In the third quarter of fiscal 2010, we decided to divest a small non-core business in the Investment Cast Products segment and reclassified it to discontinued operations. The sale of the business was completed in the fourth quarter of fiscal 2010. The transaction resulted in a gain of approximately $11.4 million (net of tax) in fiscal 2010.
Fiscal 2009
In the third quarter of fiscal 2009, we decided to dispose of two automotive fastener operations. The decision to discontinue these automotive fastener operations resulted from their non-core nature coupled with further erosion in the automotive market. These operations were reclassified from the Fasteners Products segment to discontinued operations in the third quarter of fiscal 2009. We recognized an impairment loss of approximately $8.7 million (net of tax) in the second quarter of fiscal 2010 related to these automotive fastener businesses held for sale due to continued erosion in the automotive market. The sale of these businesses was completed in the second quarter of fiscal 2011.
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

The components of discontinued operations for the periods presented are as follows:

Fiscal	2011	2010	2009
Net sales	$47.1	$80.4	$142.9
Cost of goods sold	44.5	71.1	131.7
Selling and administrative expenses	5.0	10.0	10.2
Restructuring and asset impairment	—	11.6	0.9
Interest income, net	(0.1)	(0.1)	(0.3)
Net (loss) income from operations before income taxes	(2.3)	(12.2)	0.4
Income tax benefit (expense)	1.0	1.5	(3.4)
Net loss from operations	(1.3)	(10.7)	(3.0)
Gain on disposal, net of tax expense (benefit) of $2.6, $1.1, and $(1.3)	5.4	7.4	10.9
Net income (loss) from discontinued operations	$4.1	$(3.3)	$7.9

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	April 3, 2011	March 28, 2010
Assets of discontinued operations:
Current assets	$12.5	$24.0
Net property, plant and equipment	31.1	37.0
Other assets	14.2	14.8
	$57.8	$75.8
Liabilities of discontinued operations:
Other current liabilities	$6.2	$11.1
Other long-term liabilities	—	6.1
	$6.2	$17.2

5. Restructuring, asset impairment and other non-recurring charges
During the years ended April 3, 2011 and March 28, 2010, we did not incur any restructuring or impairment charges. As of April 3, 2011 and March 28, 2010, there were no accrued liabilities remaining related to our restructuring plans.
Fiscal 2009
In the third quarter of fiscal 2009, we incurred restructuring and impairment charges of $10.9 million pursuant to plans to downsize operations across all segments. We had been gearing up for aerospace growth into fiscal 2010, whereas demand decreased, particularly in the casting and forging aerospace markets. The charges consisted of $8.6 million for employee severance expenses and $2.3 million for impairments and relocation expenses related to long lived assets. These restructuring plans provided for terminations of approximately 980 employees in the third and fourth quarters of fiscal 2009 and the first quarter of fiscal 2010. The restructuring and impairment charges recorded by the Investment Cast Products segment, Forged Products segment and Fastener Products segment were $5.2 million, $3.7 million and $2.0 million, respectively, during fiscal 2009.

6. Concentration of credit risk
Approximately 57 percent, 54 percent and 53 percent of business activity was with companies in the aerospace industry in fiscal 2011, 2010 and 2009, respectively, and approximately 12.5 percent, 14.0 percent and 11.9 percent of total sales were directly to General Electric Company in fiscal 2011, 2010 and 2009, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers, and management considers the credit risk to be low.

7. Inventories
Inventories consisted of the following:

	April 3, 2011	March 28, 2010
Finished goods	$333.7	$287.2
Work-in-process	538.8	509.6
Raw materials and supplies	437.2	441.9
	1,309.7	1,238.7
Excess of LIFO cost over current cost	149.7	196.6
Total	$1,459.4	$1,435.3

Approximately 91 percent of total inventories were valued on a LIFO basis at April 3, 2011 and March 28, 2010. During fiscal 2011 and 2010, certain LIFO inventory quantities were reduced. The reductions resulted in a liquidation of LIFO inventory quantities carried at costs paid in prior years, which had the effect of increasing cost of goods sold by approximately $0.1 million in fiscal 2011 and decreasing cost of goods sold by $4.7 million in fiscal 2010 as compared with the cost of purchases in fiscal 2011 and 2010, respectively.

8. Goodwill and acquired intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2011 and 2010, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. There were no changes to our reporting units or triggering events during the current fiscal year requiring a goodwill or indefinite-lived intangible assets impairment test in accordance with goodwill and other intangible assets accounting guidance.
The changes in the carrying amount of goodwill by reportable segment for fiscal 2011 and 2010 were as follows:

	March 29, 2009	Acquired	Currency translation and other (1)	March 28, 2010	Acquired	Currency translation and other	April 3, 2011
Investment Cast Products	$336.2	$—	$0.4	$336.6	$20.3	$1.6	$358.5
Forged Products	821.2	400.1	28.5	1,249.8	—	22.2	1,272.0
Fastener Products	1,248.0	—	1.5	1,249.5	8.4	0.8	1,258.7
Total	$2,405.4	$400.1	$30.4	$2,835.9	$28.7	$24.6	$2,889.2

 ____________________

(1)	Includes final purchase price allocations of Hackney Ladish, Airdrome, and Fatigue acquisitions, which increased acquired intangible assets and decreased goodwill.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	April 3, 2011			March 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$14.8	$(7.5)	$7.3	$14.8	$(6.0)	$8.8
Proprietary technology	2.3	(1.1)	1.2	2.3	(1.0)	1.3
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	33.6	(14.4)	19.2	33.0	(8.9)	24.1
Backlog	18.6	(17.0)	1.6	18.6	(10.7)	7.9
Revenue sharing agreements	28.9	(0.5)	28.4	28.9	—	28.9
	$98.6	$(40.9)	57.7	$98.0	$(27.0)	71.0
Unamortizable intangible assets:
Tradenames			192.6			192.6
Long-term customer relationships			204.8			204.8
Acquired intangibles, net			$455.1			$468.4

Amortization expense for finite-lived acquired intangible assets was $13.9 million, $11.4 million and $9.8 million for fiscal 2011, 2010 and 2009, respectively. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2012	$8.4
2013	6.7
2014	6.9
2015	4.8
2016	3.5

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

9. Accrued liabilities
Accrued liabilities consisted of the following:

	April 3, 2011	March 28, 2010
Salaries and wages payable	$145.1	$129.7
Customer deposits	47.6	43.3
Other accrued liabilities	111.3	112.8
Total	$304.0	$285.8

10. Financing arrangements
Long-term debt is summarized as follows:

	April 3, 2011	March 28, 2010
5.60% Public notes due fiscal 2014	$200.0	$200.0
Private notes payable annually through fiscal 2015, 4.19% at April 3, 2011	28.5	43.3
Other	8.1	6.7
	236.6	250.0
Less: Long-term debt currently due	14.7	15.1
Total	$221.9	$234.9

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal Year	Debt
2012	$14.7
2013	5.4
2014	206.2
2015	4.9
2016	5.4
Total	$236.6

We have access to a $1.0 billion bank revolving credit facility (“Credit Agreement”) with a maturity date of May 2012. Our unused borrowing capacity at April 3, 2011 was $980.9 million, reduced due to a $19.1 million standby letter of credit outstanding.
We occasionally issue unsecured, short-term Commercial Paper notes (“CP”). As of April 3, 2011 and March 28, 2010, there were no amounts outstanding under the CP program. The weighted average interest rate for CP borrowings was approximately 0.3% and 0.4% during fiscal 2011 and 2010, respectively. We may issue CP in an amount not to exceed the amount available to be drawn under our Amended and Restated Credit Agreement. CP obligations are guaranteed by certain U.S. subsidiaries of the Company, as disclosed in Note 22—Condensed Consolidating Financial Information.
The Credit Agreement and Private Notes contain various standard financial covenants, including maintenance of minimum net worth, an interest coverage ratio and a leverage ratio. The Public Notes also contain various standard covenants. Our debt agreements also contain cross default provisions. The financial covenants in the Credit Agreement are our most restrictive covenants.
Our covenant requirements and actual ratios as of April 3, 2011 were as follows (dollars in millions):

	Covenant Requirement		Actual
Consolidated minimum net worth (1)	$3,586.7	(minimum)	$7,164.5
Consolidated interest coverage ratio (1)	2.25:1.00	(minimum)	109.73:1.00
Consolidated leverage ratio (1)	3.25:1.00	(maximum)	0.14:1.00

_____________________

(1)	Terms are defined in the Amended and Restated Credit Agreement.
As of April 3, 2011, we were in compliance with all financial covenants of our loan agreements.

11. Income taxes
Total pre-tax income before equity in earnings of unconsolidated affiliates was:

Fiscal	2011	2010	2009
Domestic	$1,334.8	$1,238.9	$1,347.3
Foreign	159.0	171.3	228.0
Total pretax income	$1,493.8	$1,410.2	$1,575.3

The provision for income taxes consisted of the following:

Fiscal	2011	2010	2009
Current taxes:
Federal	$341.0	$264.3	$347.0
Foreign	44.4	29.2	60.9
State	37.8	35.3	35.0
	423.2	328.8	442.9
Deferred income taxes	76.5	156.9	95.5
Provision for income taxes	$499.7	$485.7	$538.4

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at April 3, 2011, were approximately $756 million. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2011	2010	2009
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	2.1%	2.0%	1.8%
Domestic manufacturing deduction	(2.4)%	(1.3)%	(1.5)%
Earnings taxed at different rates in foreign jurisdictions	(0.9)%	(1.4)%	(0.8)%
Other	(0.3)%	0.1%	(0.3)%
Effective rate	33.5%	34.4%	34.2%

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets and liabilities represent amounts available to reduce or increase taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including carrybacks (if applicable), reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Significant components of our deferred tax assets and liabilities were as follows:

	April 3, 2011	March 28, 2010
Deferred tax assets arising from:
Expense accruals and reserves	$56.9	$73.7
Acquired revenue sharing agreement liabilities	35.7	34.0
Stock options	26.9	24.7
Post-retirement benefits other than pensions	89.6	97.0
Net operating and capital loss carryforwards	56.4	50.8
Tax credit carryforwards	3.0	17.4
Valuation allowances	(53.1)	(60.6)
Gross deferred tax assets	215.4	237.0
Deferred tax liabilities arising from:
Depreciation/amortization	(177.6)	(173.1)
Goodwill	(147.6)	(111.6)
Inventory basis differences	(55.7)	(34.8)
Pension accruals	(38.2)	(51.7)
Gross deferred tax liabilities	(419.1)	(371.2)
Net deferred tax liabilities	$(203.7)	$(134.2)

The valuation allowances for deferred tax assets as of April 3, 2011 were $53.1 million. The net change for total valuation allowances for the year ended April 3, 2011 was a decrease of $7.5 million, including a $7.3 million increase from foreign losses and a $14.8 million decrease from expiring foreign subsidiary tax credits. As of April 3, 2011, we had net operating loss, capital loss and tax credit carryforward benefits of approximately $4.3 million that expire in the fiscal years ending March 2012 through March 2032. For financial reporting purposes, valuation allowances of $3.4 million were recognized to offset the deferred tax asset relating to those carryforward benefits.
Uncertain Tax Positions
The following table summarizes the activity related to our reserve for unrecognized tax benefits:

	April 3, 2011	March 28, 2010	March 29, 2009
Beginning Balance	$25.4	$28.5	$29.6
Gross increases related to prior period tax positions	9.8	24.7	2.2
Gross decreases related to prior period tax positions	(18.9)	(21.9)	(2.4)
Gross increases related to current period tax positions	1.6	3.7	3.9
Decreases related to settlements with tax authorities	(5.4)	(9.3)	(3.9)
Expiration of the statute of limitations for assessment of taxes	(0.2)	(0.3)	(0.9)
Ending Balance	$12.3	$25.4	$28.5

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the years ended April 3, 2011, March 28, 2010 and March 29, 2009, the amount of tax expense recognized related to interest and penalties was immaterial. The reserve for uncertain tax positions as of April 3, 2011 and March 28, 2010 included an accrual for interest and penalties of $0.9 million and $0.8 million, respectively.
We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of April 3, 2011, the U.S. Internal Revenue Service has completed examinations of tax years through March 29, 2009, except for tax years ended April 2, 2006 and April 1, 2007 to the extent of refund claims filed, and we are no longer subject to examination in the United Kingdom for fiscal years prior to 2009. For other state, local, and foreign jurisdictions, with few exceptions, the statutes of limitation are closed for all tax years through April 3, 2005.
Included in the reserve for uncertain tax positions at April 3, 2011 and March 28, 2010 are $4.7 million and $10.2 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0 to $1.9 million. The tax matters associated with these uncertain tax positions primarily relate to U.S. federal and state tax issues in the areas of U.S. taxation of foreign income and state liabilities associated with our recently concluded IRS examination. These matters will be examined by various U.S., foreign, and state jurisdictions; however, we cannot predict the timing or ultimate outcome of these matters.

12. Earnings per share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

Fiscal	2011	2010	2009
Amounts attributable to PCC shareholders:
Net income from continuing operations	$1,009.4	$925.1	$1,036.6
Net income (loss) from discontinued operations	4.1	(3.3)	7.9
Net income attributable to PCC shareholders	$1,013.5	$921.8	$1,044.5

Fiscal	2011	2010	2009
Weighted average shares outstanding-basic	142.7	140.7	139.4
Effect of dilutive stock-based compensation plans	1.2	1.4	1.2
Weighted average shares outstanding-diluted	143.9	142.1	140.6

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option, phantom stock and employee stock purchase plans computed using the treasury stock method.
Options to purchase 1.5 million, 1.5 million and 1.4 million shares of common stock were outstanding during fiscal 2011, 2010 and 2009, respectively, and were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

13. Fair value measurements
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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$400.2	$99.0	$—	$499.2
Derivative instruments	$—	$7.5	$—	$7.5
Liabilities:
Derivative instruments	$—	$3.3	$—	$3.3

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$31.6	$—	$—	$31.6
Derivative instruments	$—	$5.4	$—	$5.4
Liabilities:
Derivative instruments	$—	$2.9	$—	$2.9

Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2011 or fiscal 2010.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $257.2 million compared to a book value of $235.5 million at April 3, 2011. At March 28, 2010, the estimated fair value of our long-term fixed rate debt instruments was $264.9 million compared to a book value of $249.3 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. The estimated fair value of our miscellaneous long-term debt approximates book value.

14. Commitments and contingencies
We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at April 3, 2011 are as follows:

Fiscal Year
2012	$19.4
2013	14.7
2014	11.1
2015	8.8
2016	4.9
Thereafter	18.3
Total	$77.2

Total rent expense for all operating leases was $25.0 million, $22.2 million and $23.9 million for fiscal 2011, 2010 and 2009, respectively.
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.
In the ordinary course of business, we warrant that our products will conform to contractually established standards and tolerances over various time periods. The warranty accrual as of April 3, 2011 and March 28, 2010, and the change in the accrual for fiscal 2011, 2010 and 2009, is not material to our consolidated financial position, results of operations or cash flows.
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

15. Shareholders’ equity
Authorized shares of common stock, with no par value and $1 stated value, consisted of 450.0 million shares at April 3, 2011 and March 28, 2010. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at April 3, 2011 and March 28, 2010.
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

16. Stock-based compensation plans
We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements over the vesting period, with the cost measured based on the estimated fair value of the equity or liability instruments issued.
We have three stock incentive plans for certain officers, key salaried employees and directors: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 30,192,000 shares. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and restricted stock.
Stock option awards
The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all stock option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $37.9 million, $32.3 million, and $35.1 million for fiscal 2011, 2010 and 2009, respectively.
Deferred stock unit awards
The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $125,000 in fiscal 2011 and 2010, and $100,000 in fiscal 2009, divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. At the time of the annual grant, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs during the year. The value of the dividends is divided by the closing price of PCC common stock to determine the number of units granted. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $1.0 million, $0.7 million, and $0.6 million for fiscal 2011, 2010 and 2009, respectively.
Employee stock purchase plan
We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $8.2 million, $7.3 million, and $7.3 million for fiscal 2011, 2010 and 2009, respectively.
Deferred compensation plan
We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at April 3, 2011 and March 28, 2010 of approximately $67.4 million and $62.7 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.
One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Effective March 20, 2009, the deferred compensation plan was amended such that payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock. Under the amended plan, Phantom Stock Units are accounted for as equity awards. The stock based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. At April 3, 2011 and March 28, 2010, there was $8.3 million and $7.6 million, respectively, of deferred compensation related to Phantom Stock Units included in additional paid-in capital. Retirees with Phantom Stock Units receiving payments under the deferred compensation plan prior to March

20, 2009 continue to be accounted for as liability awards as they were grandfathered under the former plan. The change in market value of Phantom Stock Units accounted for as liability awards are recognized in the consolidated statement of income. We recognized expense of approximately $0.3 million and $0.8 million in fiscal 2011 and 2010, respectively. Due to the decline in the fair value of PCC common stock during fiscal 2009, we recognized income of approximately $4.9 million in that year.
The total amount of cash received from the exercise of stock options was $93.3 million, $67.4 million, and $15.6 million in fiscal 2011, 2010 and 2009, respectively. The related tax benefit was $38.5 million, $30.0 million, and $12.7 million in fiscal 2011, 2010 and 2009, respectively.
The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2012 to fiscal 2021. At April 3, 2011, approximately 4,805,000 stock incentive plan shares were available for future grants.
There were approximately 243,000 shares issued under the 2008 ESPP during the year ended April 3, 2011. At April 3, 2011, there were approximately 1,950,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

Fiscal	2011	2010	2009
Cost of goods sold	$16.9	$12.7	$13.4
Selling and administrative expenses	30.4	28.4	24.7
Stock-based compensation expense before income taxes	47.3	41.1	38.1
Income tax benefit	(13.6)	(12.4)	(11.4)
Total stock-based compensation expense after income taxes	$33.7	$28.7	$26.7

No stock-based compensation expense was capitalized as of April 3, 2011 or March 28, 2010 as it was not material. As of April 3, 2011, we had $79.5 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 2.9 years.
The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2011	2010	2009
Stock option plans:
Risk-free interest rate	1.0%	1.9%	1.9%
Expected dividend yield	0.1%	0.1%	0.2%
Expected volatility	44.0%	43.8%	39.8%
Expected life (in years)	3.0	–	4.4	2.7	–	4.4	2.7	–	4.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.4%	0.4%	1.9%
Expected dividend yield	0.1%	0.2%	0.1%
Expected volatility	38.4%	40.4%	33.3%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate, and we use 4-year historical volatility for stock option plans and 1-year historical volatility for the Employee Stock Purchase Plan as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2011	2010	2009
Stock option plans:
Grant date fair value per share	$48.81	$37.25	$19.34
Total fair value of awards granted	$49.1	$51.8	$36.3
Total intrinsic value of options exercised	$119.4	$93.4	$36.7
Employee Stock Purchase Plan:
Grant date fair value per share	$33.33	$21.68	$23.32
Total fair value	$8.2	$7.3	$7.3

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 30, 2008	5,445,000	$62.67	7.45	$358.4
Granted	1,878,000	58.04
Exercised	(499,000)	31.03
Forfeited or expired	(273,000)	82.86
Outstanding at March 29, 2009	6,551,000	62.67	7.29	89.1
Granted	1,384,000	101.89
Exercised	(1,618,000)	41.64
Forfeited or expired	(266,000)	90.68
Outstanding at March 28, 2010	6,051,000	76.21	7.42	303.0
Granted	1,005,000	137.27
Exercised	(1,567,000)	59.51
Forfeited or expired	(315,000)	97.45
Outstanding at April 3, 2011	5,174,000	91.88	7.06	298.7
Vested or expected to vest at March 28, 2010 (1)	3,036,000	87.36	8.71	117.3
Vested or expected to vest at April 3, 2011 (1)	2,570,000	104.14	8.52	116.9
Exercisable at March 28, 2010	2,686,000	62.12	5.77	173.5
Exercisable at April 3, 2011	2,346,000	76.39	5.28	171.8

 _______________________

(1)	Represents outstanding options reduced by expected forfeitures

17. Accumulated other comprehensive loss
Comprehensive income is the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive loss, were as follows (net of tax):

Fiscal	2011	2010
Cumulative unrealized foreign currency translation gains (losses)	$32.7	$(76.8)
Pension and postretirement obligations	(269.0)	(242.7)
Unrecognized gain on derivatives	1.7	2.3
Accumulated other comprehensive loss	$(234.6)	$(317.2)

18. Derivatives and hedging activities
We hold and issue derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and to protect our investments in foreign subsidiaries. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and changes in commodity prices and interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.
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
Fair value hedges
We have sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. We also have exposure to fluctuations in interest rates. Interest rate swaps are used to hedge against the risk of changes in the fair value of fixed rate borrowings attributable to changes in interest rates. Changes in the fair value of the derivative instrument are offset in the income statement by changes in the fair value of the item being hedged.
Net investment hedges
We use foreign currency forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of shareholders' equity.
Cash flow hedges
We have exposure to fluctuations in foreign currency exchange rates. Foreign currency forward contracts and options are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. We also have exposure to fluctuations in commodity prices. Commodity swaps are used to hedge against the variability in cash flows from forecasted commodity purchases. For cash flow hedge transactions, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.
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
As of April 3, 2011, there were $2.4 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of April 3, 2011, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 16 months. The amount of net notional foreign exchange contracts outstanding as of April 3, 2011 was approximately $405 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of April 3, 2011, accounts receivable included foreign exchange contracts of $3.8 million and commodity swap contracts of $2.6 million, and debt included interest rate swap contracts of $1.1 million. As of April 3, 2011, accounts payable included foreign exchange contracts of $3.3 million.
For the years ended April 3, 2011, March 28, 2010 and March 29, 2009, we recognized $9.9 million and $3.5 million of gains, and $10.8 million of losses, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the years ended April 3, 2011, March 28, 2010 and March 29, 2009, we recognized $8.6 million of gains, $12.4 million of losses, and $12.4 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in fiscal 2011, 2010 or 2009 was not significant.

19. Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Benefits provided by these plans are generally based on years of service and compensation. Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We also provide postretirement medical benefits for certain eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements.
Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2011	2010	2011	2010
Change in plan assets:
Beginning fair value of plan assets	$1,473.2	$1,169.5	$—	$—
Actual return on plan assets	120.6	162.8	—	—
Adjustment from curtailment/settlement	—	0.9	(38.0)	—
Company contributions	115.9	211.8	47.0	11.2
Plan participants’ contributions	2.3	2.7	—	—
Benefits paid	(78.6)	(80.7)	(9.0)	(11.2)
Exchange rate and other	46.8	6.2	—	—
Ending fair value of plan assets	$1,680.2	$1,473.2	$—	$—
Change in projected benefit obligations:
Beginning projected benefit obligations	$1,490.3	$1,259.9	$130.3	$122.7
Service cost	33.5	30.0	0.8	1.3
Interest cost	91.0	86.6	5.7	8.5
Plan participants’ contributions	2.3	2.7	—	—
Amendments/curtailments/settlement	—	1.1	(37.7)	—
Actuarial losses (gains)	61.1	188.5	(6.6)	9.0
Benefits paid	(78.6)	(80.7)	(9.0)	(11.2)
Exchange rate and other	43.2	2.2	—	—
Ending projected pension and postretirement benefit obligations	$1,642.8	$1,490.3	$83.5	$130.3
Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$37.4	$(17.1)	$(83.5)	$(130.3)
Amounts recognized in the balance sheets:
Noncurrent asset	$149.5	$89.9	$—	$—
Current liabilities	(8.6)	(4.7)	(7.5)	(10.8)
Noncurrent liabilities	(103.5)	(102.3)	(76.0)	(119.5)
Net amount recognized	$37.4	$(17.1)	$(83.5)	$(130.3)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$389.5	$340.1	$7.4	$18.9
Prior service cost (benefit)	16.5	19.7	(0.6)	(6.0)
Net amount recognized, before tax effect	$406.0	$359.8	$6.8	$12.9

Of the total amounts included in accumulated other comprehensive loss as of April 3, 2011, we estimate that we will recognize amortization of the following amounts as components of net periodic pension and postretirement benefit cost in fiscal 2012: net loss of $22.4 million; prior service cost of $2.7 million; and transition obligation of $0.2 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. As of April 3, 2011, the aggregate projected benefit obligation was $117.7 million and the aggregate accumulated benefit obligation was $94.6 million for these plans. There are no assets associated with these defined benefit pension plans.

Components of net periodic pension cost
The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2011	2010	2009
Service cost	$35.3	$31.7	$35.1
Interest cost	91.0	86.6	82.8
Expected return on plan assets	(123.5)	(104.6)	(101.5)
Amortization of prior service cost/curtailment gain	3.1	4.1	4.1
Amortization of transition asset	0.2	0.2	0.2
Amortization of net actuarial loss	18.7	12.6	4.1
Net periodic pension cost	$24.8	$30.6	$24.8

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2011	2010	2009
Service cost	$0.8	$1.3	$1.6
Interest cost	5.7	8.5	8.2
Amortization of prior service cost/curtailment gain	(0.7)	(0.7)	0.8
Amortization of net actuarial loss	0.6	0.7	—
Net postretirement benefit cost	$6.4	$9.8	$10.6

The expense related to employer contributions to our defined contribution plans was $14.4 million, $14.4 million and $16.2 million in fiscal 2011, 2010 and 2009, respectively.
Components of amounts recognized in other comprehensive income:
The changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”) for our pension plans consisted of the following:

Fiscal	2011	2010	2009
Net actuarial loss	$46.0	$114.6	$75.7
Amortization of net actuarial loss	(2.5)	(0.4)	(6.1)
Prior service cost	—	0.7	7.0
Amortization of prior service cost	(3.1)	(3.6)	(4.1)
Amortization of transition obligation	(0.2)	(0.2)	(0.2)
Adjustment due to change in measurement date	—	—	(2.3)
Exchange rate gain (loss)	6.0	0.3	(21.6)
Total recognized in OCI	$46.2	$111.4	$48.4

The changes in plan assets and benefit obligations recognized in other comprehensive income for our postretirement benefit plans consisted of the following:

Fiscal	2011	2010	2009
Net actuarial (gain) loss	$(11.5)	$8.4	$(1.5)
Prior service cost	0.3	—	(3.4)
Amortization of prior service cost	5.1	0.6	(0.8)
Adjustment due to change in measurement date	—	—	(0.2)
Total recognized in OCI	$(6.1)	$9.0	$(5.9)

Weighted-average assumptions
The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2011 and 2010 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2011	2010	2011	2010
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	3.00%	3.25%	3.00%	3.25%

Non-U.S. Plans			Pension Benefits
Fiscal			2011	2010
Discount rate			5.88%	5.83%
Rate of compensation increase			3.22%	3.43%

As of April 3, 2011, the projected U.S. pension benefit obligation was $1,072.5 million and the non-U.S. pension benefit obligation was $570.3 million.
The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2011, 2010 and 2009 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2011	2010	2009	2011	2010	2009
Discount rate	6.25%	7.25%	6.50%	6.25%	7.25%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.25%	3.50%	3.50%	3.25%	3.50%	3.50%

Non-U.S. Plans				Pension Benefits
Fiscal				2011	2010	2009
Discount rate				5.83%	6.68%	5.96%
Expected return on plan assets				7.50%	7.50%	7.50%
Rate of compensation increase				3.43%	3.43%	3.69%

For the year ended April 3, 2011, our U.S. net periodic pension cost was $26.6 million and our non-U.S. net periodic benefit income was $1.8 million.
Health care trend rates
The health care cost trend rates used in fiscal 2011 and 2010 were as follows:

	Other Postretirement Benefits
Fiscal	2011	2010
Health care cost trend assumed for next year	8.41%	8.47%
Ultimate trend rate	4.70%	4.30%
Year ultimate rate is reached	2081	2083

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	$2.7	$(2.5)

During fiscal 2011, we contributed $115.9 million to the defined benefit pension plans, of which $100.0 million was voluntary. In the first month of fiscal 2012, we made a $50.0 million voluntary contribution to the defined benefit pension plans. We expect to contribute approximately $11.2 million of required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.2 million in fiscal 2012. In addition, we contributed $47.0 million to the other postretirement benefit plans during fiscal 2011. We expect to contribute approximately $7.5 million to the other postretirement benefit plans during fiscal 2012.
In July 2010, we paid $38.3 million to one of our postretirement medical benefit plans that was jointly administered with a union.  This payment and the related administrative changes remove PCC and its affiliates from any further financial, administrative or fiduciary responsibilities to this plan, and we therefore accounted for these events as a settlement of the plan and reversed the related liability. There was no significant gain or loss associated with the settlement.
Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2012	$96.2	$7.5
2013	81.4	7.2
2014	84.8	6.8
2015	89.0	6.6
2016	91.5	6.4
2017-2020	517.9	30.7

Plan asset allocations
The Company’s asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term while minimizing the volatility of the plans’ funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification. The asset categories are described below, along with the investment level classification under fair value guidance as defined in Note 13—Fair value measurements.
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
Fixed Income (Investment/Non-Investment Grade)
Fixed income investments consist of public and private fixed income securities of U.S. and non-U.S. government and corporate issuers and fixed income mutual funds. Fixed income investments made directly through managed (separate) account structures and valued based upon closing prices reported in the active trading markets are classified as Level 1. Fixed income investments made indirectly via liquid pooled funds valued at the NAV of the fund are classified as Level 2. Fixed income investments with low liquidity and valuation methodologies that require the use of significant unobservable inputs are classified as Level 3.
Cash/Other
Cash and other investments include highly liquid money market securities, demand deposits and other cash equivalents.
The table below sets forth our target asset allocation for fiscal 2011 and the actual allocations at April 3, 2011 and March 28, 2010:

	Target Allocation			Actual Allocation	Actual Allocation
	2011			4/3/2011	3/28/2010
Equity	25%	–	60%	40%	38%
Fixed Income	5%	–	50%	24%	25%
Absolute Return	5%	–	40%	25%	23%
Royalties	0%	–	15%	8%	9%
Cash/Other	1%	–	10%	3%	5%
Total				100%	100%

The fair value of our pension plan assets at April 3, 2011 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$266.5	$63.2	$—	$329.7
Hedged	46.4	165.8	—	212.2
Private Equity / Venture Capital	—	—	133.7	133.7
Total Equity	312.9	229.0	133.7	675.6
Absolute Return:
Market Sectors	—	186.2	—	186.2
Arbitrage	—	215.1	12.7	227.8
Total Absolute Return	—	401.3	12.7	414.0
Royalties	—	141.0	—	141.0
Fixed Income:
Investment Grade	287.8	33.6	—	321.4
Non-Investment Grade	—	44.6	40.0	84.6
Total Fixed Income	287.8	78.2	40.0	406.0
Cash/Other	42.7	0.9	—	43.6
Total	$643.4	$850.4	$186.4	$1,680.2

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended April 3, 2011:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	March 28, 2010				April 3, 2011
Private Equity / Venture Capital	$110.4	$13.2	$10.1	$—	$133.7
Arbitrage	12.2	(1.3)	1.8	—	12.7
Fixed Income - Non-Investment Grade	—	5.0	0.2	34.8	40.0
Total	$122.6	$16.9	$12.1	$34.8	$186.4

The fair value of our pension plan assets at March 28, 2010 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$206.3	$48.3	$—	$254.6
Hedged	51.5	140.0	—	191.5
Private Equity / Venture Capital	—	—	110.4	110.4
Total Equity	257.8	188.3	110.4	556.5
Absolute Return:
Market Sectors	—	161.2	—	161.2
Arbitrage	—	172.1	12.2	184.3
Total Absolute Return	—	333.3	12.2	345.5
Royalties	—	137.5	—	137.5
Fixed Income:
Investment Grade	259.9	31.5	—	291.4
Non-Investment Grade	—	73.0	—	73.0
Total Fixed Income	259.9	104.5	—	364.4
Cash/Other	69.1	0.2	—	69.3
Total	$586.8	$763.8	$122.6	$1,473.2

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 28, 2010:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	March 29, 2009				March 28, 2010
Private Equity / Venture Capital	$94.6	$4.4	$11.4	$—	$110.4
Arbitrage	12.5	(0.8)	0.5	—	12.2
Total	$107.1	$3.6	$11.9	$—	$122.6

20. Segment information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable operating segments: Investment Cast Products, Forged Products and Fastener Products.
Investment Cast Products
The Investment Cast Products segment manufactures investment castings, and provides related investment casting materials and alloys, for aircraft engines, industrial gas turbine engines, airframes, armaments, medical prostheses and other industrial applications.
Forged Products
The Forged Products segment manufactures forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power markets, and manufactures metal alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and reusing them in casting, forging, and fastener manufacturing processes. The Forged Products segment also produces seamless pipe for the power and the oil and gas industries.
Fastener Products
The Fastener Products segment primarily produces highly engineered fasteners, fastener systems and precision components for critical applications in the aerospace, automotive and industrial machinery markets. The majority of our Fastener Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments. The balance of the segment’s sales is derived from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation.

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

Fiscal	2011	2010	2009
Net sales:
Investment Cast Products	$2,095.6	$1,851.3	$2,272.1
Forged Products	2,779.7	2,283.0	2,978.4
Fastener Products	1,344.8	1,324.9	1,520.3
Consolidated net sales	$6,220.1	$5,459.2	$6,770.8
Intercompany sales (1):
Investment Cast Products (2)	$238.8	$199.1	$251.5
Forged Products (3)	740.2	703.4	836.0
Fastener Products (4)	99.4	84.9	110.2
Total intercompany sales	$1,078.4	$987.4	$1,197.7
Segment operating income (loss):
Investment Cast Products	$665.5	$560.0	$582.7
Forged Products	539.4	529.7	652.9
Fastener Products	411.0	440.2	459.7
Corporate expense	(113.1)	(106.6)	(98.5)
Total segment operating income	1,502.8	1,423.3	1,596.8
Restructuring and asset impairment	—	—	10.9
Interest expense, net	9.0	13.1	10.6
Consolidated income before income taxes and equity in earnings of unconsolidated affiliates	$1,493.8	$1,410.2	$1,575.3
Depreciation and amortization expense:
Investment Cast Products	$34.9	$35.7	$33.1
Forged Products	87.7	75.2	64.7
Fastener Products	34.7	34.3	33.4
Corporate	6.5	6.6	4.6
Consolidated depreciation and amortization expense	$163.8	$151.8	$135.8
Capital expenditures:
Investment Cast Products	$28.5	$28.5	$60.5
Forged Products	65.5	81.7	109.7
Fastener Products	26.4	16.8	32.6
Corporate	—	42.5	1.1
Consolidated capital expenditures	$120.4	$169.5	$203.9
Total assets:
Investment Cast Products	$1,301.9	$1,190.8
Forged Products (5)	4,174.3	4,040.4
Fastener Products	2,110.3	2,013.0
Corporate (6)	1,311.6	340.7
Discontinued operations	57.8	75.8
Consolidated total assets	$8,955.9	$7,660.7

(1)	Intercompany sales consist of each segment’s total intercompany sales, including intercompany sales within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales of $33.2 million, $24.1 million and $24.0 million for fiscal 2011, 2010 and 2009, respectively.

(3)	Forged Products: Includes intersegment sales of $65.2 million, $64.1 million and $75.6 million for fiscal 2011, 2010 and 2009, respectively.

(4)	Fastener Products: Includes intersegment sales of $4.2 million, $2.8 million and $5.6 million for fiscal 2011, 2010 and 2009, respectively.

(5)	Forged Products assets include $410.5 million and $370.1 million in fiscal 2011 and 2010, respectively, related to the investment in unconsolidated affiliates.

(6)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment and other assets.

Net direct sales to General Electric were 12.5 percent, 14.0 percent and 11.9 percent of total sales in fiscal 2011, 2010 and 2009, respectively, as follows:

Fiscal	2011	2010	2009
Investment Cast Products	$523.2	$494.5	$524.1
Forged Products	224.5	243.6	244.9
Fastener Products	27.5	26.7	35.3
	$775.2	$764.8	$804.3

No other customer directly accounted for more than 10 percent of net sales.
Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Long-lived assets consist of net property, plant and equipment and certain other tangible long-term assets of continuing operations. Geographic information regarding our net sales and long-lived assets is as follows:

Fiscal	2011	2010	2009
United States	$5,161.8	$4,476.2	$5,490.1
United Kingdom	672.1	673.4	866.3
Other countries	386.2	309.6	414.4
Net sales	$6,220.1	$5,459.2	$6,770.8
United States	$1,468.7	$1,434.7
United Kingdom	172.8	158.8
Other countries	102.4	96.3
Assets of discontinued operations	31.1	37.0
Total tangible long-lived assets	$1,775.0	$1,726.8

21. Subsequent Event
In May 2011, we agreed to acquire the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. Sleeved fastener technology is critical to mitigating the impact of lightning strikes on the Boeing 787 and other composite-based aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The acquisition is expected to be completed early in fiscal 2012, after which PB's results will be reported as part of the Fastener Products segment.

22. Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in 2013, as well as our private notes, bank credit facilities and CP. The following condensed consolidating financial information presents, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of April 3, 2011 and March 28, 2010, statements of income and statements of cash flows for the fiscal years ended April 3, 2011, March 28, 2010, and March 29, 2009. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.
The parent company had positive cash flows from operations for the year ended March 29, 2009. The positive operating cash flows are due to a variety of factors, including dividends from its subsidiaries (which are treated as equity method investees for the purposes of this disclosure), the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Year Ended April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,227.5	$1,273.8	$(281.2)	$6,220.1
Costs and expenses:
Cost of goods sold	16.9	3,586.4	1,004.6	(281.2)	4,326.7
Selling and administrative expenses	86.8	230.0	73.8	—	390.6
Other expense (income)	0.9	(3.3)	2.4	—	—
Interest (income) expense, net	(48.4)	61.0	(3.6)	—	9.0
Equity in earnings of subsidiaries	(1,043.3)	(38.3)	—	1,081.6	—
Total costs and expenses	(987.1)	3,835.8	1,077.2	800.4	4,726.3
Income (loss) before income tax and equity in earnings of unconsolidated affiliates	987.1	1,391.7	196.6	(1,081.6)	1,493.8
Income tax benefit (expense)	26.4	(473.3)	(52.8)	—	(499.7)
Equity in earnings of unconsolidated affiliates	—	0.8	15.8	—	16.6
Net income (loss) from continuing operations	1,013.5	919.2	159.6	(1,081.6)	1,010.7
Net income (loss) from discontinued operations	—	8.2	(4.1)	—	4.1
Net income (loss)	1,013.5	927.4	155.5	(1,081.6)	1,014.8
Net income attributable to noncontrolling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to PCC	$1,013.5	$927.4	$154.2	$(1,081.6)	$1,013.5

Condensed Consolidating Statements of Income

Year Ended March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,544.1	$1,105.5	$(190.4)	$5,459.2
Costs and expenses:
Cost of goods sold	12.6	3,021.9	824.7	(190.4)	3,668.8
Selling and administrative expenses	84.8	196.4	85.9	—	367.1
Other (income) expense	(0.5)	(2.9)	3.4	—	—
Interest (income) expense, net	(45.8)	61.5	(2.6)	—	13.1
Equity in earnings of subsidiaries	(913.9)	(8.2)	—	922.1	—
Total costs and expenses	(862.8)	3,268.7	911.4	731.7	4,049.0
Income (loss) before income tax and equity in earnings of unconsolidated affiliates	862.8	1,275.4	194.1	(922.1)	1,410.2
Income tax benefit (expense)	59.0	(505.5)	(39.2)	—	(485.7)
Equity in earnings of unconsolidated affiliates	—	—	1.4	—	1.4
Net income (loss) from continuing operations	921.8	769.9	156.3	(922.1)	925.9
Net income (loss) from discontinued operations	—	5.1	(8.4)	—	(3.3)
Net income (loss)	921.8	775.0	147.9	(922.1)	922.6
Net income attributable to noncontrolling interest	—	(0.5)	(0.3)	—	(0.8)
Net income (loss) attributable to PCC	$921.8	$774.5	$147.6	$(922.1)	$921.8

Condensed Consolidating Statements of Income

Year Ended March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,519.9	$1,534.3	$(283.4)	$6,770.8
Costs and expenses:
Cost of goods sold	13.6	3,864.8	1,197.1	(283.4)	4,792.1
Selling and administrative expenses	84.7	209.3	87.9	—	381.9
Restructuring and asset impairment	—	7.0	3.9	—	10.9
Other expense (income)	6.4	(20.8)	14.4	—	—
Interest (income) expense, net	(60.9)	73.7	(2.2)	—	10.6
Equity in earnings of subsidiaries	(1,076.5)	(20.8)	—	1,097.3	—
Total costs and expenses	(1,032.7)	4,113.2	1,301.1	813.9	5,195.5
Income (loss) before income tax and noncontrolling interest	1,032.7	1,406.7	233.2	(1,097.3)	1,575.3
Income tax benefit (expense)	11.8	(488.5)	(61.7)	—	(538.4)
Net income (loss) from continuing operations	1,044.5	918.2	171.5	(1,097.3)	1,036.9
Net income from discontinued operations	—	1.6	6.3	—	7.9
Net income (loss)	1,044.5	919.8	177.8	(1,097.3)	1,044.8
Net loss (income) attributable to noncontrolling interest	—	1.4	(1.7)	—	(0.3)
Net income (loss) attributable to PCC	$1,044.5	$921.2	$176.1	$(1,097.3)	$1,044.5

Condensed Consolidating Balance Sheets

April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$940.2	$11.6	$207.2	$—	$1,159.0
Receivables, net	53.8	3,608.9	125.2	(2,809.2)	978.7
Inventories	—	1,180.5	278.9	—	1,459.4
Prepaid expenses and other current assets	2.6	9.0	9.4	—	21.0
Income tax receivable	33.6	—	—	(13.6)	20.0
Deferred income taxes	9.6	—	4.8	(14.4)	—
Discontinued operations	—	6.5	100.0	(94.0)	12.5
Total current assets	1,039.8	4,816.5	725.5	(2,931.2)	3,650.6
Property, plant and equipment, net	1.3	909.8	283.7	—	1,194.8
Goodwill	—	2,352.2	537.0	—	2,889.2
Deferred income taxes	75.2	—	—	(75.2)	—
Investments in subsidiaries	9,269.6	414.2	—	(9,683.8)	—
Other assets	163.3	523.2	489.5	—	1,176.0
Discontinued operations	—	28.5	16.6	0.2	45.3
	$10,549.2	$9,044.4	$2,052.3	$(12,690.0)	$8,955.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$14.2	$0.3	$0.2	$—	$14.7
Accounts payable	2,949.6	441.7	105.2	(2,888.7)	607.8
Accrued liabilities	28.5	219.7	56.9	(1.1)	304.0
Income taxes payable	—	—	13.6	(13.6)	—
Deferred income taxes	—	23.7	—	(14.4)	9.3
Discontinued operations	—	19.6	1.0	(14.4)	6.2
Total current liabilities	2,992.3	705.0	176.9	(2,932.2)	942.0
Long-term debt	215.4	0.6	5.9	—	221.9
Deferred income taxes	—	205.9	63.5	(75.0)	194.4
Pension and other postretirement benefit obligations	163.9	87.5	1.1	—	252.5
Other long-term liabilities	13.1	159.1	8.4	—	180.6
Discontinued operations	—	—	—	—	—
Commitments and contingencies
Total equity	7,164.5	7,886.3	1,796.5	(9,682.8)	7,164.5
	$10,549.2	$9,044.4	$2,052.3	$(12,690.0)	$8,955.9

Condensed Consolidating Balance Sheets

March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$14.8	$1.3	$96.3	$—	$112.4
Receivables, net	46.1	2,777.6	74.1	(2,051.2)	846.6
Inventories	—	1,183.3	252.0	—	1,435.3
Prepaid expenses and other current assets	3.2	7.4	11.1	—	21.7
Income tax receivable	85.3	—	—	(6.6)	78.7
Deferred income taxes	5.6	—	3.3	(5.5)	3.4
Discontinued operations	—	34.5	87.6	(98.1)	24.0
Total current assets	155.0	4,004.1	524.4	(2,161.4)	2,522.1
Property, plant and equipment, net	1.8	871.6	333.1	—	1,206.5
Goodwill	—	2,323.2	512.7	—	2,835.9
Deferred income taxes	62.3	—	—	(62.3)	—
Investments in subsidiaries	8,104.2	435.9	—	(8,540.1)	—
Other assets	118.8	483.9	441.7	—	1,044.4
Discontinued operations	—	32.2	19.6	—	51.8
	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$14.7	$0.2	$0.2	$—	$15.1
Accounts payable	2,110.0	458.8	162.3	(2,149.3)	581.8
Accrued liabilities	23.5	216.4	47.0	(1.1)	285.8
Income taxes payable	—	—	6.6	(6.6)	—
Deferred income taxes	—	5.5	—	(5.5)	—
Discontinued operations	—	8.5	2.6	—	11.1
Total current liabilities	2,148.2	689.4	218.7	(2,162.5)	893.8
Long-term debt	228.6	0.3	6.0	—	234.9
Deferred income taxes	—	144.8	55.1	(62.3)	137.6
Pension and other postretirement benefit obligations	147.0	130.7	6.7	—	284.4
Other long-term liabilities	26.6	177.9	7.7	—	212.2
Discontinued operations	—	5.7	0.4	—	6.1
Commitments and contingencies
Total equity	5,891.7	7,002.1	1,536.9	(8,539.0)	5,891.7
	$8,442.1	$8,150.9	$1,831.5	$(10,763.8)	$7,660.7

Condensed Consolidating Statements of Cash Flows

Year Ended April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(0.1)	$933.6	$104.5	$—	$1,038.0
Acquisitions of businesses	(25.0)	(12.2)	—	—	(37.2)
Investment in unconsolidated affiliates	(7.2)	—	(11.2)	7.2	(11.2)
Capital expenditures	—	(86.9)	(33.5)	—	(120.4)
Intercompany advances	—	(851.6)	9.6	842.0	—
Intercompany loans	(7.2)	—	—	7.2	—
Dispositions of business and other	14.9	25.5	(6.8)	—	33.6
Net cash provided (used) by investing activities of discontinued operations	—	3.2	5.9	(6.8)	2.3
Net cash (used) provided by investing activities	(24.5)	(922.0)	(36.0)	849.6	(132.9)
Net change in long-term debt	(14.7)	0.1	(0.1)	—	(14.7)
Common stock issued	116.3	—	—	—	116.3
Excess tax benefits from share-based payment arrangements	30.3	—	—	—	30.3
Cash dividends	(17.1)	—	—	—	(17.1)
Intercompany advances	835.2	—	—	(835.2)	—
Intercompany loans	—	(1.4)	8.6	(7.2)	—
Other financing activities	—	—	6.0	(7.2)	(1.2)
Net cash provided (used) by financing activities	950.0	(1.3)	14.5	(849.6)	113.6
Effect of exchange rate changes on cash and cash equivalents	—	—	27.9	—	27.9
Net increase in cash and cash equivalents	925.4	10.3	110.9	—	1,046.6
Cash and cash equivalents at beginning of year	14.8	1.3	96.3	—	112.4
Cash and cash equivalents at end of year	$940.2	$11.6	$207.2	$—	$1,159.0

Condensed Consolidating Statements of Cash Flows

Year Ended March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(112.6)	$864.2	$158.2	$—	$909.8
Acquisitions of businesses	(864.2)	—	—	—	(864.2)
Investment in unconsolidated affiliates	—	—	(351.0)	—	(351.0)
Capital expenditures	(0.3)	(91.9)	(77.3)	—	(169.5)
Intercompany advances	(150.4)	(740.9)	25.0	866.3	—
Intercompany loans	(73.6)	—	—	73.6	—
Dispositions of business and other	24.8	(11.6)	(6.3)	—	6.9
Net cash (used) provided by investing activities of discontinued operations	—	(13.0)	4.2	10.8	2.0
Net cash (used) provided by investing activities	(1,063.7)	(857.4)	(405.4)	950.7	(1,375.8)
Net change in long-term debt	(54.0)	(6.4)	5.1	—	(55.3)
Common stock issued	89.0	—	—	—	89.0
Excess tax benefits from share-based payment arrangements	23.1	—	—	—	23.1
Cash dividends	(16.9)	—	—	—	(16.9)
Intercompany advances	726.7	—	—	(726.7)	—
Intercompany loans	—	—	73.6	(73.6)	—
Capital contributions	—	—	150.4	(150.4)	—
Net cash used by financing activities of discontinued operations	—	(1.0)	—	—	(1.0)
Net cash provided (used) by financing activities	767.9	(7.4)	229.1	(950.7)	38.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(15.0)	—	(15.0)
Net decrease in cash and cash equivalents	(408.4)	(0.6)	(33.1)	—	(442.1)
Cash and cash equivalents at beginning of year	423.2	1.9	129.4	—	554.5
Cash and cash equivalents at end of year	$14.8	$1.3	$96.3	$—	$112.4

Condensed Consolidating Statements of Cash Flows

Year Ended March 29, 2009	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$38.2	$885.4	$179.5	$—	$1,103.1
Acquisitions of businesses	(486.8)	—	(3.7)	—	(490.5)
Capital expenditures	(1.2)	(139.9)	(62.8)	—	(203.9)
Intercompany advances	—	(707.3)	12.2	695.1	—
Intercompany loans	107.3	—	—	(107.3)	—
Dispositions of business and other	15.6	9.0	1.1	—	25.7
Net cash (used) provided by investing activities of discontinued operations	—	(1.2)	2.9	2.9	4.6
Net cash (used) provided by investing activities	(365.1)	(839.4)	(50.3)	590.7	(664.1)
Net change in long-term debt	(49.0)	(0.3)	(0.7)	—	(50.0)
Common stock issued	36.7	—	—	—	36.7
Excess tax benefits from share-based payment arrangements	11.5	—	—	—	11.5
Cash dividends	(16.7)	—	—	—	(16.7)
Intercompany advances	698.0	—	—	(698.0)	—
Intercompany loans	—	(43.7)	(54.7)	98.4	—
Net cash (used) provided by financing activities of discontinued operations	—	(0.9)	(8.9)	8.9	(0.9)
Net cash provided (used) by financing activities	680.5	(44.9)	(64.3)	(590.7)	(19.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(86.4)	—	(86.4)
Net increase (decrease) in cash and cash equivalents	353.6	1.1	(21.5)	—	333.2
Cash and cash equivalents at beginning of year	69.6	0.8	150.9	—	221.3
Cash and cash equivalents at end of year	$423.2	$1.9	$129.4	$—	$554.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the “Company”) as of April 3, 2011 and March 28, 2010, and the related consolidated statements of income, equity and comprehensive income, and of cash flows for each of the three years in the period ended April 3, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of April 3, 2011 and March 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 3, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Portland, Oregon
June 2, 2011

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data)
2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,446.8	$1,508.1	$1,590.3	$1,674.9
Gross profit	$450.1	$460.9	$488.6	$493.8
Net income	$235.4	$251.3	$256.9	$271.2
Net income (loss) attributable to PCC shareholders:
Continuing operations	$236.1	$243.6	$258.7	$271.0
Discontinued operations	(1.1)	7.4	(2.2)	—
	$235.0	$251.0	$256.5	$271.0
Net income (loss) per share-basic:
Continuing operations	$1.66	$1.71	$1.81	$1.89
Discontinued operations	(0.01)	0.05	(0.01)	—
	$1.65	$1.76	$1.80	$1.89
Net income (loss) per share-diluted:
Continuing operations	$1.65	$1.70	$1.80	$1.87
Discontinued operations	(0.01)	0.05	(0.02)	—
	$1.64	$1.75	$1.78	$1.87
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$135.40	$131.74	$145.40	$151.96
Low	$102.46	$100.99	$126.90	$136.00
End	$108.56	$131.38	$139.21	$149.61

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,369.9	$1,291.0	$1,364.6	$1,433.7
Gross profit	$466.4	$425.8	$443.0	$455.2
Net income	$240.5	$207.4	$233.2	$241.5
Net income (loss) attributable to PCC shareholders:
Continuing operations	$240.8	$218.4	$228.6	$237.3
Discontinued operations	(0.4)	(11.1)	4.3	3.9
	$240.4	$207.3	$232.9	$241.2
Net income (loss) per share-basic:
Continuing operations	$1.72	$1.56	$1.62	$1.67
Discontinued operations	—	(0.08)	0.03	0.03
	$1.72	$1.48	$1.65	$1.70
Net income (loss) per share-diluted:
Continuing operations	$1.71	$1.54	$1.61	$1.66
Discontinued operations	(0.01)	(0.08)	0.03	0.03
	$1.70	$1.46	$1.64	$1.69
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$89.39	$103.58	$115.60	$124.97
Low	$57.09	$67.44	$93.00	$101.86
End	$73.11	$100.23	$113.96	$123.82

 ____________________

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2011.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Chief Executive Officer and Chief Financial Officer Certifications
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in August 2010, the Company’s Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) an annual certification of compliance with NYSE listing standards without qualification.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of April 3, 2011, the Company’s internal control over financial reporting was effective.
Our internal control over financial reporting as of April 3, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the "Company") as of April 3, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Manangement's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 3, 2011 of the Company and our report dated June 2, 2011 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon
June 2, 2011

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings and Board Leadership Structure” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2011 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.
Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2011 Annual Meeting of Shareholders of the Registrant.
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
Information with respect to Executive Compensation is incorporated herein by reference to “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2011 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2011 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to “Proposal 1: Election of Directors, Corporate Governance” and continuing through “Director Independence” and to “Transactions with Related Persons” in the Proxy Statement to be filed for the 2011 Annual Meeting of Shareholders of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be filed for the 2011 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of Precision Castparts Corp. are included in “Item 8. Financial Statements and Supplementary Data.”
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Equity and Comprehensive Income
Notes to Consolidated Statements
Report of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Precision Castparts Corp., as amended. (Incorporated herein by reference to Exhibit 3(A) to the Form 10-K filed June 11, 2002.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filed November 8, 2006.)

3.3	Articles of Amendment to Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed December 16, 2008.)

3.4	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed February 18, 2011.)

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

10.5	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.) *

10.6	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.) *

10.7	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.)

10.8	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2008.) *

10.9	2008 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 5, 2010) *

10.10	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed May 27, 2010)*

10.11	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2009.) *

10.12	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed May 27, 2010)*

10.13	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit A to the Company’s July 3, 2007 Proxy Statement.) *

10.14	Incentive Compensation Program for Human Capital Planning Performance (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed May 28, 2009.) *

10.15	Executive Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed May 28, 2009.) *

10.16	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed May 28, 2009.) *

10.17	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.) *

10.18	Supplemental Executive Retirement Program—Level One Plan—Ongoing (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed December 19, 2006.) *

10.19	Supplemental Executive Retirement Program—Level Two Plan—Ongoing (Incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed December 19, 2006.) *

10.20	Form of Amended and Restated Change of Control Agreement for Executives of Precision Castparts Corp. *

10.21	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.) *

10.22	Time Sharing Agreement, dated October 23, 2007, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.) *

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
(b) See a(3) above.
(c) See a(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/S/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer
Dated: June 2, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN	Chairman and Chief Executive Officer	June 2, 2011
Mark Donegan

/S/ SHAWN R. HAGEL	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 2, 2011
Shawn R. Hagel

/S/ TIMOTHY A. WICKS	Director	June 2, 2011
Timothy A. Wicks

/S/ DON R. GRABER	Director	June 2, 2011
Don R. Graber

/S/ LESTER L. LYLES	Director	June 2, 2011
Lester L. Lyles

/S/ DANIEL J. MURPHY	Director	June 2, 2011
Daniel J. Murphy

/S/ VERNON E. OECHSLE	Director	June 2, 2011
Vernon E. Oechsle

/S/ STEVEN G. ROTHMEIER	Director	June 2, 2011
Steven G. Rothmeier

/S/ ULRICH SCHMIDT	Director	June 2, 2011
Ulrich Schmidt

/S/ RICHARD L. WAMBOLD	Director	June 2, 2011
Richard L. Wambold