Form 10-Q
period 2011-07-03
PRECISION CASTPARTS CORP
filed 2011-08-12
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2011
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
Number of shares of Common Stock, no par value, outstanding as of August 3, 2011: 144,025,648

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	7/3/11	6/27/10
Net sales	$1,675.3	$1,446.8
Costs and expenses:
Cost of goods sold	1,150.3	996.7
Selling and administrative expenses	105.5	98.2
Interest expense	2.9	3.4
Interest income	(1.9)	(0.6)
Total costs and expenses	1,256.8	1,097.7
Income before income tax expense and equity in earnings of unconsolidated affiliates	418.5	349.1
Income tax expense	(135.6)	(118.4)
Equity in earnings of unconsolidated affiliates	3.2	5.8
Net income from continuing operations	286.1	236.5
Net income (loss) from discontinued operations	0.4	(1.1)
Net income	286.5	235.4
Net income attributable to noncontrolling interests	(0.5)	(0.4)
Net income attributable to Precision Castparts Corp. (“PCC”)	$286.0	$235.0
Net income (loss) per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$1.99	$1.66
Net loss from discontinued operations	—	(0.01)
Net income per share	$1.99	$1.65
Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$1.97	$1.65
Net loss from discontinued operations	—	(0.01)
Net income per share	$1.97	$1.64
Weighted average common shares outstanding:
Basic	143.8	142.1
Diluted	145.1	143.4
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	7/3/11	4/3/11
Assets
Current assets:
Cash and cash equivalents	$1,315.8	$1,159.0
Receivables, net	1,034.1	978.7
Inventories	1,613.5	1,459.4
Prepaid expenses and other current assets	20.0	21.0
Income tax receivable	—	20.0
Discontinued operations	13.1	12.5
Total current assets	3,996.5	3,650.6
Property, plant and equipment, at cost	2,386.4	2,360.2
Accumulated depreciation	(1,198.7)	(1,165.4)
Net property, plant and equipment	1,187.7	1,194.8
Goodwill	2,905.3	2,889.2
Acquired intangible assets, net	453.0	455.1
Investment in unconsolidated affiliates	420.8	411.9
Other assets	362.1	309.0
Discontinued operations	44.7	45.3
	$9,370.1	$8,955.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$6.8	$14.7
Accounts payable	675.8	607.8
Accrued liabilities	285.2	304.0
Income tax payable	26.1	—
Deferred income taxes	10.2	9.3
Discontinued operations	6.8	6.2
Total current liabilities	1,010.9	942.0
Long-term debt	222.4	221.9
Pension and other postretirement benefit obligations	252.9	252.5
Other long-term liabilities	177.1	180.6
Deferred income taxes	206.6	194.4
Discontinued operations	0.2	—
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	144.0	143.7
Paid-in capital	1,492.3	1,455.7
Retained earnings	6,078.3	5,796.7
Accumulated other comprehensive loss	(218.1)	(234.6)
Total PCC shareholders' equity	7,496.5	7,161.5
Noncontrolling interest	3.5	3.0
Total equity	7,500.0	7,164.5
	$9,370.1	$8,955.9
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	7/3/11	6/27/10
Operating activities:
Net income	$286.5	$235.4
Net (income) loss from discontinued operations	(0.4)	1.1
Non-cash items:
Depreciation and amortization	41.3	40.4
Deferred income taxes	14.7	11.2
Stock-based compensation expense	11.9	11.5
Excess tax benefits from share-based payment arrangements	(7.1)	(7.5)
Other non-cash adjustments	(2.8)	(5.7)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(52.1)	14.1
Inventories	(150.1)	(58.1)
Prepaid expenses and other current assets	1.0	1.6
Income tax receivable and payable	52.5	93.8
Payables and accruals	48.3	(55.3)
Pension and other postretirement benefit plans	(51.3)	(96.6)
Other non-current assets and liabilities	(5.8)	(1.7)
Net cash provided by operating activities of discontinued operations	1.6	1.8
Net cash provided by operating activities	188.2	186.0
Investing activities:
Acquisitions of businesses, net of cash acquired	(12.4)	—
Investment in unconsolidated affiliates	—	(4.1)
Capital expenditures	(28.9)	(23.5)
Dispositions of businesses	—	1.3
Other investing activities, net	(2.6)	(1.1)
Net cash provided by investing activities of discontinued operations	—	0.3
Net cash used by investing activities	(43.9)	(27.1)
Financing activities:
Net change in long-term debt	(9.2)	—
Common stock issued	17.4	16.1
Excess tax benefits from share-based payment arrangements	7.1	7.5
Cash dividends	(4.4)	(4.4)
Other financing activities, net	—	0.6
Net cash provided by financing activities	10.9	19.8
Effect of exchange rate changes on cash and cash equivalents	1.6	(4.7)
Net increase in cash and cash equivalents	156.8	174.0
Cash and cash equivalents at beginning of period	1,159.0	112.4
Cash and cash equivalents at end of period	$1,315.8	$286.4
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

(2) Discontinued Operations
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	7/3/11	6/27/10
Net sales	$8.5	$19.1
Cost of goods sold	7.4	17.2
Selling and administrative expenses	0.8	2.0
Net income (loss) from operations before income taxes	0.3	(0.1)
Income tax expense	(0.1)	—
Net income (loss) from operations	0.2	(0.1)
Gain (loss) on disposal, net of $(0.4) and $0.5 tax (expense) benefit, respectively	0.2	(1.0)
Net income (loss) from discontinued operations	$0.4	$(1.1)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	7/3/11	4/3/11
Assets of discontinued operations:
Current assets	$13.1	$12.5
Net property, plant and equipment	30.5	31.1
Other assets	14.2	14.2
	$57.8	$57.8
Liabilities of discontinued operations:
Current liabilities	$6.8	$6.2
Other long-term liabilities	0.2	—
	$7.0	$6.2

(3) Inventories
Inventories consisted of the following:

	7/3/11	4/3/11
Finished goods	$328.2	$333.7
Work-in-process	615.0	538.8
Raw materials and supplies	528.3	437.2
	1,471.5	1,309.7
Excess of LIFO cost over current cost	142.0	149.7
Total inventory	$1,613.5	$1,459.4

(4) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2011, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill.
The changes in the carrying amount of goodwill by reportable segment for the three months ended July 3, 2011 were as follows:

	Balance at		Currency Translation and Other	Balance at
	4/3/11	Acquired		7/3/11
Investment Cast Products	$358.5	$—	$0.2	$358.7
Forged Products	1,272.0	14.4	1.4	1,287.8
Fastener Products	1,258.7	—	0.1	1,258.8
Total	$2,889.2	$14.4	$1.7	$2,905.3
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	July 3, 2011			April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$14.8	$(7.9)	$6.9	$14.8	$(7.5)	$7.3
Proprietary technology	2.3	(1.2)	1.1	2.3	(1.1)	1.2
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	33.6	(15.5)	18.1	33.6	(14.4)	19.2
Backlog	18.6	(17.4)	1.2	18.6	(17.0)	1.6
Revenue sharing agreements	28.9	(0.6)	28.3	28.9	(0.5)	28.4
	$98.6	$(43.0)	55.6	$98.6	$(40.9)	57.7
Unamortized intangible assets:
Tradenames			192.6			192.6
Long-term customer relationships			204.8			204.8
Acquired intangibles, net			$453.0			$455.1

Amortization expense for acquired intangible assets for the three months ended July 3, 2011 and June 27, 2010 was $2.1 million and $3.5 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $8.4 million for fiscal 2012. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2013	$6.7
2014	6.9
2015	4.8
2016	3.5
2017	2.9
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(5) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of July 3, 2011 and April 3, 2011 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.
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

(6) Earnings per Share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	7/3/11	6/27/10
Amounts attributable to PCC shareholders:
Net income from continuing operations	$285.6	$236.1
Net income (loss) from discontinued operations	0.4	(1.1)
Net income attributable to PCC shareholders	$286.0	$235.0

	Three Months Ended
	7/3/11	6/27/10
Weighted average shares outstanding-basic	143.8	142.1
Effect of dilutive stock-based compensation plans	1.3	1.3
Weighted average shares outstanding-dilutive	145.1	143.4
Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.
For the three months ended July 3, 2011 and June 27, 2010, stock options to purchase 1.0 million and 2.2 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because to do so would have been antidilutive. These options could be dilutive in the future.

(7) Stock-based Compensation
During the three months ended July 3, 2011 and June 27, 2010, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended April 3, 2011.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	7/3/11	6/27/10
Cost of goods sold	$4.1	$4.3
Selling and administrative expenses	7.8	7.2
Stock-based compensation expense before income taxes	11.9	11.5
Income tax benefit	(3.6)	(3.4)
Total stock-based compensation expense after income taxes	$8.3	$8.1

(8) Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended
	7/3/11	6/27/10
Net income	$286.5	$235.4
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	17.2	(5.9)
Gain (loss) on derivatives:
Unrealized gains due to periodic revaluations (net of income tax (benefit) expense of $(0.4) and $0.1, respectively)	0.1	0.8
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0.4 and $0.5, respectively)	(0.8)	(1.3)
Other comprehensive income (loss)	16.5	(6.4)
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.4)
Total comprehensive income attributable to PCC	$302.5	$228.6
Accumulated other comprehensive loss consisted of the following:

	7/3/11	4/3/11
Cumulative unrealized foreign currency translation gains	$49.9	$32.7
Pension and postretirement obligations	(269.0)	(269.0)
Unrealized gain on derivatives	1.0	1.7
Accumulated other comprehensive loss	$(218.1)	$(234.6)

(9) Derivatives and Hedging Activities
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
Net investment hedges
We use foreign currency forward contracts to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of shareholders' equity.
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
As of July 3, 2011, there were $1.3 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of July 3, 2011, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 17 months. The amount of net notional foreign exchange contracts outstanding as of July 3, 2011 was approximately $415 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of July 3, 2011, accounts receivable included foreign exchange contracts of $4.4 million and commodity swap contracts of $1.0 million, and other assets included interest rate swap contracts of $1.6 million. As of July 3, 2011, accounts payable included foreign exchange contracts of $3.2 million.
For the three months ended July 3, 2011 and June 27, 2010, we recognized $2.1 million and $4.1 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended July 3, 2011 and June 27, 2010, we recognized $2.0 million of gains and $2.8 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

(10) Fair Value Measurements
Fair value guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the assets and liabilities measured at fair value on a recurring basis as of July 3, 2011:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$327.2	$238.9	$—	$566.1
Derivative instruments	$—	$7.0	$—	$7.0
Liabilities:
Derivative instruments	$—	$3.2	$—	$3.2
The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$400.2	$99.0	$—	$499.2
Derivative instruments	$—	$7.5	$—	$7.5
Liabilities:
Derivative instruments	$—	$3.3	$—	$3.3
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first three months of fiscal 2012 or fiscal 2011.
Derivative instruments consist of fair value hedges, net investment hedges, and cash flow hedges. Foreign exchange, commodity swap and interest rate swap contract values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.
We estimate that the fair value of our long-term fixed rate debt instruments was $248.1 million compared to a book value of $226.9 million at July 3, 2011. At April 3, 2011, the estimated fair value of our long-term fixed rate debt instruments was $257.2 million compared to a book value of $235.5 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. The estimated fair value of our miscellaneous long-term debt approximates book value.

(11) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended
	7/3/11	6/27/10
Service cost	$9.0	$9.0
Interest cost	22.7	21.9
Expected return on plan assets	(33.0)	(29.8)
Amortization of net actuarial loss	5.5	4.7
Amortization of prior service cost	0.8	0.8
Net periodic pension cost	$5.0	$6.6
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended
	7/3/11	6/27/10
Service cost	$0.2	$0.4
Interest cost	1.2	1.9
Amortization of net actuarial loss	0.1	0.3
Amortization of prior service benefit	(0.1)	(0.2)
Net periodic benefit cost	$1.4	$2.4
In the first quarter of fiscal 2012, we contributed $52.6 million to the defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $8.6 million of additional required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.2 million in fiscal 2012. We expect to contribute approximately $7.5 million to the other postretirement benefit plans during fiscal 2012.

(12) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(13) New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in OCI. This pronouncement will be effective in the fourth quarter of fiscal 2012 and should be applied retrospectively. The adoption of this guidance concerns presentation and disclosure only and will not have an impact on our consolidated financial position, results of operations, or cash flows.
In May 2011, the FASB issued guidance which amends existing measurement guidance and expands disclosure requirements for fair value measurements, particularly for "Level 3" (as defined in the accounting guidance) inputs. This guidance will be effective in the fourth quarter of fiscal 2012. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In January 2010, the FASB issued guidance which requires certain disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance was effective for the Company in the fourth quarter of fiscal 2010, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which was effective in the first quarter of fiscal 2012. As this guidance only requires expanded disclosures, the adoption did not impact our consolidated financial position, results of operations, or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition for multiple element arrangements. These amendments modify the criteria for recognizing revenue and require enhanced disclosures for multiple element-deliverable revenue arrangements. This guidance was effective in the first quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

(14) Segment Information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products.

	Three Months Ended
	7/3/11	6/27/10
Net sales:
Investment Cast Products	$568.8	$486.7
Forged Products	758.5	631.2
Fastener Products	348.0	328.9
Consolidated net sales	$1,675.3	$1,446.8
Segment operating income (loss):
Investment Cast Products	$187.1	$155.1
Forged Products	156.5	120.1
Fastener Products	106.8	104.2
Corporate expenses	(30.9)	(27.5)
Total segment operating income	419.5	351.9
Interest expense	2.9	3.4
Interest income	(1.9)	(0.6)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$418.5	$349.1

(15) Subsequent Events
On July 14, 2011, we acquired the rings operations of Unison Engine Components (Tru-Form) from GE Aviation, an operating unit of GE. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, LPT casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition is an asset purchase for tax purposes and will operate as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business (Rollmet) from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum, and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition is an asset purchase for tax purposes and will operate as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International (Primus) for approximately $900 million in cash.  Primus is a leading supplier of complex components and assemblies to the global aerospace industry, including swaged rods, advanced composites, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assembly, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across seven manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma; Suzhou, China; Bangkok, Thailand; and Farnborough, England.  The Primus acquisition is a stock purchase for tax purposes and will operate as part of the Fastener Products segment.
The above business acquisitions will be accounted for under the acquisition method of accounting. The purchase price allocations have not been completed as they are subject to refinement.

(16) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due 2013, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of July 3, 2011 and April 3, 2011, statements of income for the three months ended July 3, 2011 and June 27, 2010, and statements of cash flows for the three months ended July 3, 2011 and June 27, 2010. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company had positive cash flows from operations for the three months ended July 3, 2011 and June 27, 2010. The positive operating cash flows are due to a variety of factors, including the application of tax overpayments from the prior year's tax returns to reduce quarterly estimated tax payments, the tax benefit on the book expense recorded for stock based compensation expense and timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income
Three Months Ended July 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,380.3	$371.9	$(76.9)	$1,675.3
Costs and expenses:
Cost of goods sold	4.1	937.7	285.4	(76.9)	1,150.3
Selling and administrative expenses	24.3	59.4	21.8	—	105.5
Other expense (income)	4.1	—	(4.1)	—	—
Interest (income) expense, net	(12.7)	15.6	(1.9)	—	1.0
Equity in earnings of subsidiaries	(294.1)	(19.2)	—	313.3	—
Total costs and expenses	(274.3)	993.5	301.2	236.4	1,256.8
Income (loss) before income tax expense and equity in earnings of unconsolidated affiliates	274.3	386.8	70.7	(313.3)	418.5
Income tax benefit (expense)	11.7	(130.6)	(16.7)	—	(135.6)
Equity in earnings of unconsolidated affiliates	—	0.3	2.9	—	3.2
Net income (loss) from continuing operations	286.0	256.5	56.9	(313.3)	286.1
Net income from discontinued operations	—	0.2	0.2	—	0.4
Net income (loss)	286.0	256.7	57.1	(313.3)	286.5
Net income attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to PCC	$286.0	$256.7	$56.6	$(313.3)	$286.0

Condensed Consolidating Statements of Income
Three Months Ended June 27, 2010
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,247.1	$270.9	$(71.2)	$1,446.8
Costs and expenses:
Cost of goods sold	4.3	853.6	210.0	(71.2)	996.7
Selling and administrative expenses	20.9	56.8	20.5	—	98.2
Other expense (income)	2.9	—	(2.9)	—	—
Interest (income) expense, net	(11.2)	14.5	(0.5)	—	2.8
Equity in earnings of subsidiaries	(244.5)	(10.0)	—	254.5	—
Total costs and expenses	(227.6)	914.9	227.1	183.3	1,097.7
Income (loss) before income tax expense and equity in earnings of unconsolidated affiliates	227.6	332.2	43.8	(254.5)	349.1
Income tax benefit (expense)	7.4	(113.4)	(12.4)	—	(118.4)
Equity in earnings of unconsolidated affiliates	—	0.2	5.6	—	5.8
Net income (loss) from continuing operations	235.0	219.0	37.0	(254.5)	236.5
Net income (loss) from discontinued operations	—	0.5	(1.6)	—	(1.1)
Net income (loss)	235.0	219.5	35.4	(254.5)	235.4
Net income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to PCC	$235.0	$219.5	$35.0	$(254.5)	$235.0

Condensed Consolidating Balance Sheets
July 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1,065.9	$2.1	$247.8	$—	$1,315.8
Receivables, net	54.7	3,680.3	166.0	(2,866.9)	1,034.1
Inventories	—	1,331.2	282.3	—	1,613.5
Prepaid expenses and other current assets	—	16.6	9.6	(6.2)	20.0
Deferred income taxes	6.7	—	4.7	(11.4)	—
Discontinued operations	—	28.0	82.8	(97.7)	13.1
Total current assets	1,127.3	5,058.2	793.2	(2,982.2)	3,996.5
Property, plant and equipment, net	1.3	904.6	281.8	—	1,187.7
Goodwill	—	2,366.8	538.5	—	2,905.3
Deferred income taxes	63.0	—	—	(63.0)	—
Investments in subsidiaries	9,580.9	435.9	—	(10,016.8)	—
Other assets	196.9	536.8	502.2	—	1,235.9
Discontinued operations	—	28.4	16.5	(0.2)	44.7
	$10,969.4	$9,330.7	$2,132.2	$(13,062.2)	$9,370.1
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$5.1	$0.3	$1.4	$—	$6.8
Accounts payable	3,030.7	504.3	105.3	(2,964.5)	675.8
Accrued liabilities	27.9	206.3	58.3	(7.3)	285.2
Income tax payable	11.0	—	15.1	—	26.1
Deferred income taxes	—	21.6	—	(11.4)	10.2
Discontinued operations	—	5.6	1.2	—	6.8
Total current liabilities	3,074.7	738.1	181.3	(2,983.2)	1,010.9
Long-term debt	215.9	0.5	6.0	—	222.4
Deferred income taxes	—	204.8	64.8	(63.0)	206.6
Pension and other postretirement benefit obligations	165.1	86.8	1.0	—	252.9
Other long-term liabilities	13.7	154.9	8.5	—	177.1
Discontinued operations	—	0.4	—	(0.2)	0.2
Commitments and contingencies
Total equity	7,500.0	8,145.2	1,870.6	(10,015.8)	7,500.0
	$10,969.4	$9,330.7	$2,132.2	$(13,062.2)	$9,370.1

Condensed Consolidating Balance Sheets
April 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$940.2	$11.6	$207.2	$—	$1,159.0
Receivables, net	53.8	3,608.9	125.2	(2,809.2)	978.7
Inventories	—	1,180.5	278.9	—	1,459.4
Prepaid expenses and other current assets	2.6	9.0	9.4	—	21.0
Income tax receivable	33.6	—	—	(13.6)	20.0
Deferred income taxes	9.6	—	4.8	(14.4)	—
Discontinued operations	—	6.5	100.0	(94.0)	12.5
Total current assets	1,039.8	4,816.5	725.5	(2,931.2)	3,650.6
Property, plant and equipment, net	1.3	909.8	283.7	—	1,194.8
Goodwill	—	2,352.2	537.0	—	2,889.2
Deferred income taxes	75.2	—	—	(75.2)	—
Investments in subsidiaries	9,269.6	414.2	—	(9,683.8)	—
Other assets	163.3	523.2	489.5	—	1,176.0
Discontinued operations	—	28.5	16.6	0.2	45.3
	$10,549.2	$9,044.4	$2,052.3	$(12,690.0)	$8,955.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$14.2	$0.3	$0.2	$—	$14.7
Accounts payable	2,949.6	441.7	105.2	(2,888.7)	607.8
Accrued liabilities	28.5	219.7	56.9	(1.1)	304.0
Income tax payable	—	—	13.6	(13.6)	—
Deferred income taxes	—	23.7	—	(14.4)	9.3
Discontinued operations	—	19.6	1.0	(14.4)	6.2
Total current liabilities	2,992.3	705.0	176.9	(2,932.2)	942.0
Long-term debt	215.4	0.6	5.9	—	221.9
Deferred income taxes	—	205.9	63.5	(75.0)	194.4
Pension and other postretirement benefit obligations	163.9	87.5	1.1	—	252.5
Other long-term liabilities	13.1	159.1	8.4	—	180.6
Commitments and contingencies
Total equity	7,164.5	7,886.3	1,796.5	(9,682.8)	7,164.5
	$10,549.2	$9,044.4	$2,052.3	$(12,690.0)	$8,955.9

Condensed Consolidating Statements of Cash Flows
Three Months Ended July 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$40.0	$98.4	$49.8	$—	$188.2
Acquisitions of businesses	—	(12.4)	—	—	(12.4)
Capital expenditures	—	(23.7)	(5.2)	—	(28.9)
Intercompany advances	—	(71.0)	(1.3)	72.3	—
Intercompany loans	4.0	—	—	(4.0)	—
Other investing activities, net	—	(0.4)	(2.2)	—	(2.6)
Net cash (used) provided by investing activities of discontinued operations	—	(0.1)	0.6	(0.5)	—
Net cash provided (used) by investing activities	4.0	(107.6)	(8.1)	67.8	(43.9)
Net change in long-term debt	(10.2)	(0.3)	1.3	—	(9.2)
Common stock issued	17.4	—	—	—	17.4
Excess tax benefits from share-based payment arrangements	7.1	—	—	—	7.1
Cash dividends	(4.4)	—	—	—	(4.4)
Intercompany advances	71.8	—	—	(71.8)	—
Intercompany loans	—	—	(4.0)	4.0	—
Net cash provided (used) by financing activities	81.7	(0.3)	(2.7)	(67.8)	10.9
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
Net increase (decrease) in cash and cash equivalents	125.7	(9.5)	40.6	—	156.8
Cash and cash equivalents at beginning of period	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of period	$1,065.9	$2.1	$247.8	$—	$1,315.8

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 27, 2010
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$57.0	$109.5	$19.5	$—	$186.0
Investment in unconsolidated affiliates	—	—	(4.1)	—	(4.1)
Capital expenditures	—	(17.2)	(6.3)	—	(23.5)
Intercompany advances	—	(90.6)	12.0	78.6	—
Intercompany loans	(7.8)	—	—	7.8	—
Dispositions of businesses and other	14.9	0.8	(15.5)	—	0.2
Net cash (used) provided by investing activities of discontinued operations	—	(1.6)	(1.4)	3.3	0.3
Net cash provided (used) by investing activities	7.1	(108.6)	(15.3)	89.7	(27.1)
Common stock issued	16.1	—	—	—	16.1
Excess tax benefits from share-based payment arrangements	7.5	—	—	—	7.5
Cash dividends	(4.4)	—	—	—	(4.4)
Intercompany advances	81.9	—	—	(81.9)	—
Intercompany loans	—	(0.8)	8.6	(7.8)	—
Net cash provided by financing activities of discontinued operations	—	0.6	—	—	0.6
Net cash provided (used) by financing activities	101.1	(0.2)	8.6	(89.7)	19.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.7)	—	(4.7)
Net increase in cash and cash equivalents	165.2	0.7	8.1	—	174.0
Cash and cash equivalents at beginning of period	14.8	1.3	96.3	—	112.4
Cash and cash equivalents at end of period	$180.0	$2.0	$104.4	$—	$286.4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended July 3, 2011 and June 27, 2010

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	7/3/11	6/27/10	$	%
Net sales	$1,675.3	$1,446.8	$228.5	15.8%
Costs and expenses:
Cost of goods sold	1,150.3	996.7	153.6	15.4
Selling and administrative expenses	105.5	98.2	7.3	7.4
Interest expense, net	1.0	2.8	(1.8)	(64.3)
Total costs and expenses	1,256.8	1,097.7	159.1	14.5
Income before income tax expense and equity in earnings of unconsolidated affiliates	418.5	349.1	69.4	19.9
Income tax expense	(135.6)	(118.4)	(17.2)	14.5
Effective tax rate	32.4%	33.9%
Equity in earnings of unconsolidated affiliates	3.2	5.8	(2.6)	(44.8)
Net income from continuing operations	286.1	236.5	49.6	21.0
Net income (loss) from discontinued operations	0.4	(1.1)	1.5	136.4
Net income	286.5	235.4	51.1	21.7
Net income attributable to noncontrolling interests	(0.5)	(0.4)	0.1	25.0
Net income attributable to Precision Castparts Corp. (“PCC”)	$286.0	$235.0	$51.0	21.7%
Net income (loss) per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$1.97	$1.65	$0.32	19.4%
Net loss per share from discontinued operations	—	(0.01)	0.01	100.0
Net income per share	$1.97	$1.64	$0.33	20.1%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	7/3/11	6/27/10	$	%
Nickel	$10.95	$10.28	$0.67	7%
London Metal Exchange[1]
Titanium	$5.23	$4.61	$0.62	13%
Ti 6-4 bulk, Metalprices.com
Cobalt	$18.32	$21.73	$(3.41)	(16)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	7/3/11	6/27/10	$	%
Investment Cast Products[2]	$78.5	$59.5	$19.0	32%
Forged Products[3]	224.2	217.8	6.4	3
Fastener Products[4]	22.8	25.8	(3.0)	(12)
Total intercompany sales	$325.5	$303.1	$22.4	7%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $11.9 million and $10.2 million for the first quarter of fiscal 2012 and 2011, respectively.
[3]	Forged Products: Includes sales between segments of $17.5 million and $15.5 million for the first quarter of fiscal 2012 and 2011, respectively.
[4]	Fastener Products: Includes sales between segments of $1.2 million and $1.0 million for the first quarter of fiscal 2012 and 2011, respectively.

Sales for the first quarter of fiscal 2012 were $1,675.3 million, an increase of $228.5 million, or 15.8%, from $1,446.8 million in the same quarter last year. The increase in sales was primarily driven by solid aerospace casting and forging growth of approximately $131 million, or 22%. The Investment Cast Products and Forged Products segments received orders to support higher base aircraft build rates and demand for Boeing 787 airframe and engine components. Improvement in industrial gas turbine (“IGT”) sales, driven by both new orders and aftermarket demand, also contributed to the increase over the prior year, increasing approximately $35 million, or 22%. We have also seen a significant recovery in our core seamless pipe over the past year as sales increased approximately $18 million, or 28%. General industrial sales increased approximately $12 million, or 4%, primarily within our Fastener Products segment, as a result of market share gains. Contractual material pass-through pricing increased sales by approximately $73 million in the current quarter versus approximately $55 million in the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Higher external selling prices of nickel alloy from the Forged Products segment's three primary mills added approximately $62 million to top-line revenues in the current quarter versus a year ago (also included in market increases discussed above), while nickel prices increased 7% on the London Metal Exchange (LME) compared to the same quarter last year.
With regard to growth in the commercial aircraft industry, based on data from The Airline Monitor as of July 2011, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2011 as compared to 2010. Due to manufacturing lead times and scheduled build rates, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2012, and therefore we anticipate that our aerospace sales will continue to increase throughout fiscal 2012 and into fiscal 2013.
Net income from continuing operations attributable to PCC for the first quarter of fiscal 2012 was $285.6 million, or $1.97 per share (diluted) compared to net income from continuing operations attributable to PCC for the first quarter of fiscal 2011 of $236.1 million, or $1.65 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first quarter of fiscal 2012 was $286.0 million, or $1.97 per share (diluted), compared with net income attributable to PCC of $235.0 million, or $1.64 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first quarter of fiscal 2012 was $2.9 million, compared with $3.4 million for the first quarter last year. The reduced interest expense is primarily due to lower debt balances and lower borrowing rates. Interest income for the first quarter of fiscal 2012 was $1.9 million, compared with $0.6 million for the first quarter last year, as a result of higher cash balances.
The effective tax rate for the first quarter of fiscal 2012 was 32.4%, 1.5 percentage points lower than the 33.9% effective rate in the same quarter last year. The lower effective rate in the current quarter is primarily due to increased benefits from non-recurring adjustments to prior year tax assets and liabilities and the extension of the research and development tax credit, partially offset by reduced benefits from the U.S. manufacturing deduction.
Discontinued Operations
Net income from discontinued operations was $0.4 million for the first quarter of fiscal 2012 compared with a net loss of $1.1 million, or $0.01 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance.
Subsequent Events
On July 14, 2011, we acquired the rings operations of Unison Engine Components (Tru-Form) from GE Aviation, an operating unit of GE. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, LPT casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition is an asset purchase for tax purposes and will operate as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business (Rollmet) from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum, and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition is an asset purchase for tax purposes and will operate as part of the Forged Products segment.

On August 9, 2011, we acquired Primus International (Primus) for approximately $900 million in cash.  Primus is a leading supplier of complex components and assemblies to the global aerospace industry, including swaged rods, advanced composites, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assembly, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across seven manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma; Suzhou, China; Bangkok, Thailand; and Farnborough, England.  The Primus acquisition is a stock purchase for tax purposes and will operate as part of the Fastener Products segment.

Results of Operations by Segment - Comparison Between Three Months Ended July 3, 2011 and June 27, 2010

(in millions)	Three Months Ended		Increase/(Decrease)
	7/3/11	6/27/10	$	%
Net sales:
Investment Cast Products	$568.8	$486.7	$82.1	16.9%
Forged Products	758.5	631.2	127.3	20.2
Fastener Products	348.0	328.9	19.1	5.8
Consolidated net sales	$1,675.3	$1,446.8	$228.5	15.8%
Segment operating income (loss):
Investment Cast Products	$187.1	$155.1	$32.0	20.6%
% of sales	32.9%	31.9%
Forged Products	156.5	120.1	36.4	30.3
% of sales	20.6%	19.0%
Fastener Products	106.8	104.2	2.6	2.5
% of sales	30.7%	31.7%
Corporate expenses	(30.9)	(27.5)	(3.4)	12.4
Total segment operating income	419.5	351.9	$67.6	19.2%
% of sales	25.0%	24.3%
Interest expense, net	1.0	2.8
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$418.5	$349.1
Investment Cast Products
Investment Cast Products' sales were $568.8 million for the quarter, compared to sales of $486.7 million in the first quarter of fiscal 2011, an increase of $82.1 million. Operating income was $187.1 million for the quarter, an increase of $32.0 million from $155.1 million in the first quarter of fiscal 2011. Operating income as a percent of sales for the first quarter increased to 32.9% from 31.9% of sales in the same quarter last year. Year over year, aerospace sales increased approximately $56 million, or 19%. Commercial aerospace original equipment manufacturer ("OEM") orders continued to ramp up in line with the acceleration in the base production rates, and commercial aftermarket sales were supported by increased aircraft production. Our IGT business improved as that end market begins to recover strength, with sales increasing $19 million, or 15%, year over year. The segment's operating income as a percent of sales increased by 1.0 percentage point over the prior year as the segment continues to generate solid drop-through on increased volume by leveraging significantly improved productivity levels and other cost-reduction benefits achieved during the last downturn. Contractual pricing related to pass-through of increased material costs was approximately $18 million in the first quarter of fiscal 2012 as compared to approximately $10 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in the first quarter of fiscal 2012 compared to 0.7 percentage points in the first quarter of fiscal 2011.
Investment Cast Products' segment sales will continue to benefit from solid orders in base commercial aerospace programs. We anticipate modest aerospace OEM and aftermarket sales growth in the second and third quarter of fiscal 2012, improving at the end of fiscal 2012 and into fiscal 2013 as Boeing 787 production ramps up. Consistent with prior years, this segment will experience some challenges from extended European holidays during the second quarter. We are also projecting growth in our IGT market as OEMs are anticipating solid market conditions in fiscal 2012.
Forged Products
Forged Products' sales were $758.5 million for the quarter, compared to sales of $631.2 million in the first quarter of fiscal 2011, an increase of $127.3 million. Operating income was $156.5 million for the quarter, an increase of $36.4 million from $120.1 million in the first quarter of fiscal 2011. Operating income as a percent of sales for the first quarter increased to 20.6% from 19.0% of sales in the same quarter last year. Similar to Investment Cast Products, this segment experienced strong aerospace growth, as sales improved by approximately $75 million, or 25%, year over year, due to increased shipments of long-lead time components to support the accelerating production rate of base commercial aircraft. Due to a solid recovery in core seamless pipe, driven by improved pricing and volume, seamless pipe sales increased approximately $18 million, or 28%, over the prior year. General industrial sales were relatively flat year over year. Contractual material pass-through pricing contributed approximately $51 million of sales in the first quarter of fiscal 2012 compared to approximately $42 million of sales in the prior year. Higher external selling prices of nickel alloy from the segment's three primary mills added approximately $62 million to top-line revenues in the current quarter versus a year ago (also included in market increases discussed above), while nickel prices increased 7% on the London Metal Exchange (LME) compared to the same quarter last year. Operating income as a percent of sales increased 1.6 percentage points compared to a year ago in the face of higher metal prices through solid leverage of increased volumes and returning strength in some of its core products. Contractual pass-through of higher raw material costs diluted operating margins by 1.5 percentage points in the current quarter compared to 1.3 percentage points in the same period a year ago.
The Forged Products segment is poised for further aerospace growth in the latter half of fiscal 2012 and into fiscal 2013 as narrow-body and wide-body schedules start to accelerate and Boeing 787 production rates increase. Core seamless pipe shipments have gained some momentum, as anticipated, and will be a positive sales driver in fiscal 2012. We are also steadily growing our presence in oil and gas markets and project increasing energy sales in the second and third quarter of fiscal 2012. The Forged Products' Energy Group has now qualified its 9 5/8" nickel downhole casing for oil and gas fields with several potential customers, which will broaden its customer base. Finally, in the second quarter of fiscal 2012 and consistent with prior years, this segment will face scheduled maintenance of major forging complexes, in addition to extended holidays at the segment's European operations and customers.
Fastener Products
The Fastener Products segment reported $348.0 million of sales with operating income of $106.8 million, or 30.7% of sales, in the first quarter of fiscal 2012, compared to sales of $328.9 million with operating income of $104.2 million, or 31.7% of sales, in the first quarter of fiscal 2011. General industrial sales grew by approximately $11 million, or 12%, over the prior year due to market share gains. This segment experienced a slight improvement in aerospace sales, which increased approximately $7 million, or 3%, due to continued expansion into non-core fastener products. The lack of core aerospace product sales and Boeing 787 orders negatively impacted sales and margins in the current quarter. Despite significantly reduced cost structures throughout the Fastener Products operations, operating margins decreased 1.0 percentage point year over year due to the lower margins on the increased volume of less complex fasteners sold and growth in the general industrial market.
Fastener Products' segment sales are expected to remain relatively flat in the second quarter of fiscal 2012. Announced increases in commercial aircraft build rates, distributor restocking, and the ramp up of Boeing 787 production are generating orders for the segment's core aerospace product lines, which are now being placed for delivery beginning in the third quarter of fiscal 2012 and will begin to ramp up in the fourth quarter of fiscal 2012 and beyond. This segment is well positioned for earnings growth in the latter half of fiscal 2012 and beyond as its lower cost structure, achieved through the downturn, will enable the segment to drop through solid incremental margins as volume returns.

Changes in Financial Condition and Liquidity
Total assets of $9,370.1 million at July 3, 2011 represented a $414.2 million increase from the $8,955.9 million balance at April 3, 2011. The increase principally reflects cash generated during the year from operations totaling $188.2 million and increased inventories driven by purchases to support volume increases, strategic material purchases and inventory builds in anticipation of maintenance and European holiday shut downs in the second quarter of fiscal 2012. Total capitalization at July 3, 2011 was $7,729.2 million, consisting of $229.2 million of debt and $7,500.0 million of equity. The debt-to-capitalization ratio declined to 3.0% at July 3, 2011 from 3.2% at the end of fiscal 2011, reflecting the impact of increased equity from earnings and stock issuances through employee stock compensation programs, in addition to slightly reduced debt levels.
Cash as of July 3, 2011 was $1,315.8 million, an increase of $156.8 million from the end of fiscal 2011. Total debt was $229.2 million, a decrease of $7.4 million from the end of fiscal 2011. The net cash flow of $164.2 million primarily reflects cash generated by operations of $188.2 million (after $50.0 million of cash paid for voluntary pension contributions) and $24.5 million from the issuance of common stock and related tax benefits, partially offset by capital expenditures of $28.9 million and cash paid to acquire businesses of $12.4 million.
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
In the first three months of fiscal 2012, we contributed $52.6 million to our defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $8.6 million of additional required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.2 million in fiscal 2012. We expect to contribute approximately $7.5 million to the other postretirement benefit plans during fiscal 2012.
During the first and second quarter of fiscal 2012, we closed on four acquisitions. These acquisitions were funded from cash on hand and the proceeds from commercial paper debt issuance.

We believe we will be able to meet our short and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions with the cash generated from operations, borrowing from our existing $1.0 billion revolving credit facility or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.
Our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. Our unused borrowing capacity as of July 3, 2011 was $980.9 million under the Credit Agreement, reduced only by a $19.1 million letter of credit issued as security to a workers compensation insurance provider. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, an interest coverage ratio and a leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.
Our covenant requirements and actual ratios as of July 3, 2011 were as follows (dollars in millions):

	Covenant Requirement		Actual
Consolidated minimum net worth (1)	$3,729.7	(minimum)	$7,500.0
Consolidated interest coverage ratio (1)	2.25:1.00	(minimum)	119.73:1.00
Consolidated leverage ratio (1)	3.25:1.00	(maximum)	0.13:1.00

(1)	Terms are defined in the Amended and Restated Credit Agreement.
As of July 3, 2011, we were in compliance with all financial covenants of our loan agreements.
Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. During the first quarter of fiscal 2012, there were no commercial paper borrowings. During fiscal 2011, the largest daily balance of outstanding commercial paper borrowings was $210 million early in the first quarter with all borrowings repaid prior to the end of the second quarter. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on June 2, 2011.
Forward-Looking Statements
Information included within this presentation describing projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of the Company's entry into new markets; competitive pricing; the financial viability of the Company's significant customers; the impact on the Company of customer labor disputes; demand, timing, and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, materials, supplies, and insurance; the cost of pension benefits and post-retirement medical benefits; equipment failures; relations with the Company's employees; the Company's ability to manage its operating costs and to integrate acquired businesses in an effective manner; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvement.  Any forward-looking statements should be considered in light of these factors.  The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposure since April 3, 2011.

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

See Note 12, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

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
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. Both agencies upgraded our debt rating during fiscal 2011. If the rating agencies were to reduce their current ratings, our interest expense may increase and the instruments governing our indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or our ability to take advantage of potential business opportunities. These modifications also could require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

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

PRECISION CASTPARTS CORP. Registrant

DATE:	August 12, 2011	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)