Form 10-Q
period 2011-10-02
PRECISION CASTPARTS CORP
filed 2011-11-10
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2011
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
Number of shares of Common Stock, no par value, outstanding as of November 2, 2011: 144,190,172

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	10/2/11	9/26/10
Net sales	$1,789.6	$1,508.1
Costs and expenses:
Cost of goods sold	1,240.3	1,047.2
Selling and administrative expenses	112.4	98.3
Interest expense	3.2	3.4
Interest income	(1.9)	(1.0)
Total costs and expenses	1,354.0	1,147.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	435.6	360.2
Income tax expense	(144.9)	(122.5)
Equity in earnings of unconsolidated affiliates	4.1	6.2
Net income from continuing operations	294.8	243.9
Net income from discontinued operations	0.2	7.4
Net income	295.0	251.3
Net income attributable to noncontrolling interests	(0.3)	(0.3)
Net income attributable to Precision Castparts Corp. (“PCC”)	$294.7	$251.0
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.04	$1.71
Net income from discontinued operations	0.01	0.05
Net income per share	$2.05	$1.76
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.03	$1.70
Net income from discontinued operations	—	0.05
Net income per share	$2.03	$1.75
Weighted average common shares outstanding:
Basic	144.1	142.3
Diluted	145.3	143.5
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Six Months Ended
	10/2/11	9/26/10
Net sales	$3,464.9	$2,954.9
Costs and expenses:
Cost of goods sold	2,390.6	2,043.9
Selling and administrative expenses	217.9	196.5
Interest expense	6.1	6.8
Interest income	(3.8)	(1.6)
Total costs and expenses	2,610.8	2,245.6
Income before income tax expense and equity in earnings of unconsolidated affiliates	854.1	709.3
Income tax expense	(280.5)	(240.9)
Equity in earnings of unconsolidated affiliates	7.3	12.0
Net income from continuing operations	580.9	480.4
Net income from discontinued operations	0.6	6.3
Net income	581.5	486.7
Net income attributable to noncontrolling interests	(0.8)	(0.7)
Net income attributable to Precision Castparts Corp. (“PCC”)	$580.7	$486.0
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$4.03	$3.37
Net income from discontinued operations	0.01	0.05
Net income per share	$4.04	$3.42
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$4.00	$3.34
Net income from discontinued operations	—	0.05
Net income per share	$4.00	$3.39
Weighted average common shares outstanding:
Basic	143.9	142.2
Diluted	145.2	143.5
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	10/2/11	4/3/11
Assets
Current assets:
Cash and cash equivalents	$195.1	$1,159.0
Receivables, net	1,142.1	978.7
Inventories	1,783.8	1,459.4
Prepaid expenses and other current assets	35.6	21.0
Income tax receivable	18.3	20.0
Deferred income taxes	0.7	—
Discontinued operations	13.6	12.5
Total current assets	3,189.2	3,650.6
Property, plant and equipment, at cost	2,490.8	2,360.2
Accumulated depreciation	(1,211.3)	(1,165.4)
Net property, plant and equipment	1,279.5	1,194.8
Goodwill	3,351.5	2,889.2
Acquired intangible assets, net	1,221.5	455.1
Investment in unconsolidated affiliates	429.6	411.9
Other assets	356.3	309.0
Discontinued operations	43.7	45.3
	$9,871.3	$8,955.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$26.4	$14.7
Accounts payable	695.0	607.8
Accrued liabilities	329.3	304.0
Deferred income taxes	—	9.3
Discontinued operations	7.4	6.2
Total current liabilities	1,058.1	942.0
Long-term debt	217.9	221.9
Pension and other postretirement benefit obligations	246.2	252.5
Other long-term liabilities	259.9	180.6
Deferred income taxes	331.9	194.4
Discontinued operations	0.1	—
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	144.2	143.7
Paid-in capital	1,517.2	1,455.7
Retained earnings	6,368.7	5,796.7
Accumulated other comprehensive loss	(276.4)	(234.6)
Total PCC shareholders' equity	7,753.7	7,161.5
Noncontrolling interest	3.5	3.0
Total equity	7,757.2	7,164.5
	$9,871.3	$8,955.9
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended
	10/2/11	9/26/10
Operating activities:
Net income	$581.5	$486.7
Net income from discontinued operations	(0.6)	(6.3)
Non-cash items:
Depreciation and amortization	84.2	81.1
Deferred income taxes	23.8	28.2
Stock-based compensation expense	23.3	23.2
Excess tax benefits from share-based payment arrangements	(10.8)	(9.7)
Other non-cash adjustments	(6.3)	1.0
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(93.0)	(27.3)
Inventories	(183.2)	(60.7)
Prepaid expenses and other current assets	(3.0)	(0.8)
Income tax receivable and payable	11.5	9.3
Payables and accruals	(8.7)	(34.7)
Pension and other postretirement benefit plans	(57.9)	(142.7)
Other non-current assets and liabilities	(9.8)	(17.3)
Net cash provided (used) by operating activities of discontinued operations	2.4	(3.7)
Net cash provided by operating activities	353.4	326.3
Investing activities:
Acquisitions of businesses, net of cash acquired	(1,268.3)	(12.2)
Investment in unconsolidated affiliates	—	(4.1)
Capital expenditures	(66.4)	(52.0)
Dispositions of businesses	—	17.6
Other investing activities, net	6.1	1.2
Net cash provided by investing activities of discontinued operations	0.1	1.9
Net cash used by investing activities	(1,328.5)	(47.6)
Financing activities:
Net change in short-term borrowings	21.0	—
Net change in long-term debt	(14.4)	(14.4)
Common stock issued	27.6	20.9
Excess tax benefits from share-based payment arrangements	10.8	9.7
Cash dividends	(8.7)	(8.6)
Other financing activities, net	(0.3)	(0.3)
Net cash provided by financing activities	36.0	7.3
Effect of exchange rate changes on cash and cash equivalents	(24.8)	12.2
Net (decrease) increase in cash and cash equivalents	(963.9)	298.2
Cash and cash equivalents at beginning of period	1,159.0	112.4
Cash and cash equivalents at end of period	$195.1	$410.6
See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In millions, except share and per share data)

(1) Basis of Presentation
The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC”, the “Company”, or “we”), without audit and are subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated into interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2) Acquisitions
Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, LPT casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum, and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of complex components and assemblies to the global aerospace industry, including swaged rods, advanced composites, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across seven manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma; Suzhou, China; Bangkok, Thailand; and Farnborough, England.  The Primus acquisition is a stock purchase for tax purposes and operates as part of the Fastener Products segment. Subsequent to acquisition, Primus was renamed PCC Aerostructures.
The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date. The purchase price allocations for each business acquisition are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.

(3) Discontinued Operations
During fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Net sales	$8.8	$13.3	$17.3	$32.4
Cost of goods sold	7.7	13.4	15.1	30.6
Selling and administrative expenses	0.7	1.1	1.5	3.1
Net income (loss) from operations before income taxes	0.4	(1.2)	0.7	(1.3)
Income tax expense (benefit)	0.2	(0.2)	0.3	(0.2)
Net income (loss) from operations	0.2	(1.0)	0.4	(1.1)
Gain on disposal, net of $0.1, ($3.1), ($0.3) and ($2.6) tax benefit (expense), respectively	—	8.4	0.2	7.4
Net income from discontinued operations	$0.2	$7.4	$0.6	$6.3

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	10/2/11	4/3/11
Assets of discontinued operations:
Current assets	$13.6	$12.5
Net property, plant and equipment	29.4	31.1
Other assets	14.3	14.2
	$57.3	$57.8
Liabilities of discontinued operations:
Current liabilities	$7.4	$6.2
Other long-term liabilities	0.1	—
	$7.5	$6.2

(4) Inventories
Inventories consisted of the following:

	10/2/11	4/3/11
Finished goods	$345.8	$333.7
Work-in-process	715.0	538.8
Raw materials and supplies	565.4	437.2
	1,626.2	1,309.7
Excess of LIFO cost over current cost	157.6	149.7
Total inventory	$1,783.8	$1,459.4

(5) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2012, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. The changes in the carrying amount of goodwill by reportable segment for the six months ended October 2, 2011 were as follows:

	Balance at		Currency Translation and Other	Balance at
	4/3/11	Acquired		10/2/11
Investment Cast Products	$358.5	$—	$(0.2)	$358.3
Forged Products	1,272.0	101.9	(11.4)	1,362.5
Fastener Products	1,258.7	372.4	(0.4)	1,630.7
Total	$2,889.2	$474.3	$(12.0)	$3,351.5
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	October 2, 2011			April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$14.8	$(8.3)	$6.5	$14.8	$(7.5)	$7.3
Proprietary technology	2.3	(1.2)	1.1	2.3	(1.1)	1.2
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	45.8	(17.1)	28.7	33.6	(14.4)	19.2
Backlog	40.2	(17.4)	22.8	18.6	(17.0)	1.6
Revenue sharing agreements	28.9	(0.7)	28.2	28.9	(0.5)	28.4
	$132.4	$(45.1)	87.3	$98.6	$(40.9)	57.7
Unamortized intangible assets:
Tradenames			243.3			192.6
Long-term customer relationships			890.9			204.8
Acquired intangibles, net			$1,221.5			$455.1
Amortization expense for acquired intangible assets for the three and six months ended October 2, 2011 was $3.4 million and $5.5 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended September 26, 2010 was $3.4 million and $6.9 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $13.4 million for fiscal 2012. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2013	$14.6
2014	13.5
2015	11.2
2016	9.9
2017	5.1
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(6) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of October 2, 2011 and April 3, 2011 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.
In conjunction with certain transactions, primarily divestitures, we may provide routine indemnifications (e.g., retention of previously existing environmental and tax liabilities) with terms that range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically incurred significant charges for these indemnifications.

(7) Earnings per Share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Amounts attributable to PCC shareholders:
Net income from continuing operations	$294.5	$243.6	$580.1	$479.7
Net income from discontinued operations	0.2	7.4	0.6	6.3
Net income attributable to PCC shareholders	$294.7	$251.0	$580.7	$486.0

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Weighted average shares outstanding-basic	144.1	142.3	143.9	142.2
Effect of dilutive stock-based compensation plans	1.2	1.2	1.3	1.3
Weighted average shares outstanding-dilutive	145.3	143.5	145.2	143.5
Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three and six months ended October 2, 2011, stock options to purchase 1.0 million shares of common stock were excluded from the computation of diluted earnings per share, because they would have been antidilutive. For the three and six months ended September 26, 2010, stock options to purchase 2.2 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(8) Stock-based Compensation
During the three and six months ended October 2, 2011 and September 26, 2010, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended April 3, 2011.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Cost of goods sold	$3.9	$4.0	$8.0	$8.3
Selling and administrative expenses	7.5	7.7	15.3	14.9
Stock-based compensation expense before income taxes	11.4	11.7	23.3	23.2
Income tax benefit	(3.8)	(2.9)	(7.4)	(6.3)
Total stock-based compensation expense after income taxes	$7.6	$8.8	$15.9	$16.9

(9) Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Net income	$295.0	$251.3	$581.5	$486.7
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustments	(55.5)	60.6	(38.3)	54.7
Pension and post retirement obligations	—	6.9	—	6.9
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations (net of income tax (benefit) expense of ($1.1), $0.5, ($1.4) and $0.6, respectively)	(2.0)	1.8	(1.9)	2.6
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0.2, $0.3, $0.6 and $0.8, respectively)	(0.8)	(0.6)	(1.6)	(1.9)
Other comprehensive (loss) income	(58.3)	68.7	(41.8)	62.3
Comprehensive income attributable to noncontrolling interests	(0.3)	(0.3)	(0.8)	(0.7)
Total comprehensive income attributable to PCC	$236.4	$319.7	$538.9	$548.3

Accumulated other comprehensive loss consisted of the following:

	10/2/11	4/3/11
Cumulative unrealized foreign currency translation (losses) gains	$(5.6)	$32.7
Pension and postretirement obligations	(269.0)	(269.0)
Unrealized (loss) gain on derivatives	(1.8)	1.7
Accumulated other comprehensive loss	$(276.4)	$(234.6)

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
Derivative financial instruments are recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income (loss)), depending on whether the derivative is being used to hedge changes in fair value, cash flows, or a net investment in a foreign operation. In the normal course of business we execute the following types of hedge transactions:
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
Net investment hedges
We may use foreign currency forward contracts to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of shareholders' equity.

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
As of October 2, 2011, there were $2.3 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of October 2, 2011, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 18 months. The amount of net notional foreign exchange contracts outstanding as of October 2, 2011 was approximately $360 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of October 2, 2011, accounts receivable included foreign exchange contracts of $0.6 million and commodity swap contracts of $0.2 million, and other assets included interest rate swap contracts of $2.0 million. As of October 2, 2011, accounts payable included foreign exchange contracts of $4.4 million.
For the three months ended October 2, 2011 and September 26, 2010, we recognized $1.5 million and $2.9 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended October 2, 2011 and September 26, 2010, we recognized $5.6 million of losses and $5.1 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For the six months ended October 2, 2011 and September 26, 2010, we recognized $3.6 million and $7.0 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the six months ended October 2, 2011 and September 26, 2010, we recognized $3.6 million of losses and $2.3 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

(11) Fair Value Measurements
Fair value guidance within GAAP defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of October 2, 2011:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$48.4	$—	$—	$48.4
Derivative instruments	$—	$2.8	$—	$2.8
Liabilities:
Derivative instruments	$—	$4.4	$—	$4.4
The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$400.2	$99.0	$—	$499.2
Derivative instruments	$—	$7.5	$—	$7.5
Liabilities:
Derivative instruments	$—	$3.3	$—	$3.3
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first six months of fiscal 2012 or fiscal 2011.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $241.1 million compared to a book value of $220.4 million at October 2, 2011. At April 3, 2011, the estimated fair value of our long-term fixed rate debt instruments was $257.2 million compared to a book value of $235.5 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor several domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Service cost	$9.2	$9.0	$18.2	$18.0
Interest cost	23.1	21.9	45.8	43.8
Expected return on plan assets	(33.1)	(29.8)	(66.1)	(59.6)
Amortization of net actuarial loss	5.5	4.7	11.0	9.4
Amortization of prior service cost	0.7	0.8	1.5	1.6
Net periodic pension cost	$5.4	$6.6	$10.4	$13.2

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Service cost	$0.2	$0.1	$0.4	$0.5
Interest cost	1.2	1.3	2.4	3.2
Amortization of net actuarial loss	0.1	0.1	0.2	0.4
Amortization of prior service benefit	(0.1)	(0.1)	(0.2)	(0.3)
Net periodic benefit cost	$1.4	$1.4	$2.8	$3.8
During the three and six months ended October 2, 2011, we contributed $3.0 million and $55.6 million, respectively, to the defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $5.9 million of additional required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.5 million in fiscal 2012. We expect to contribute a total of approximately $7.5 million to the other postretirement benefit plans during fiscal 2012.

(13) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(14) New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to aid in an entities assessment of goodwill and whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This pronouncement will be effective in the first quarter of fiscal 2013. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.

In September 2011, the FASB also issued guidance which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of this guidance is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. This pronouncement will be effective for the annual period ending April 1, 2012 and should be applied prospectively. As this guidance only requires expanded disclosures, the adoption will not impact our consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in OCI. This pronouncement will be effective in the first quarter of fiscal 2013 and should be applied retrospectively. The adoption of this guidance concerns presentation and disclosure only and will not have an impact on our consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended		Six Months Ended
	10/2/11	9/26/10	10/2/11	9/26/10
Net sales:
Investment Cast Products	$573.3	$512.3	$1,142.1	$999.0
Forged Products	801.4	668.7	1,559.9	1,299.9
Fastener Products	414.9	327.1	762.9	656.0
Consolidated net sales	$1,789.6	$1,508.1	$3,464.9	$2,954.9
Segment operating income (loss):
Investment Cast Products	$189.9	$162.5	$377.0	$317.6
Forged Products	164.1	130.2	320.6	250.3
Fastener Products	113.7	97.0	220.5	201.2
Corporate expenses	(30.8)	(27.1)	(61.7)	(54.6)
Total segment operating income	436.9	362.6	856.4	714.5
Interest expense	3.2	3.4	6.1	6.8
Interest income	(1.9)	(1.0)	(3.8)	(1.6)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$435.6	$360.2	$854.1	$709.3

(16) Subsequent Event
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition is an asset purchase for tax purposes and will operate as part of the Fastener Products segment. The purchase price allocation has not been completed.

(17) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014, as well as our private notes, bank credit facilities and commercial paper (“CP”), when applicable. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public and private notes, bank credit facilities and CP on a combined basis, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of October 2, 2011 and April 3, 2011, statements of income for the three and six months ended October 2, 2011 and September 26, 2010, and statements of cash flows for the six months ended October 2, 2011 and September 26, 2010. The public and private notes, bank facility and CP are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income
Three Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,495.3	$396.8	$(102.5)	$1,789.6
Costs and expenses:
Cost of goods sold	3.9	1,028.5	310.4	(102.5)	1,240.3
Selling and administrative expenses	24.6	66.3	21.5	—	112.4
Other expense (income)	1.7	(4.3)	2.6	—	—
Interest (income) expense, net	(12.7)	15.8	(1.8)	—	1.3
Equity in earnings of subsidiaries	(306.8)	(15.2)	—	322.0	—
Total costs and expenses	(289.3)	1,091.1	332.7	219.5	1,354.0
Income before income tax expense and equity in earnings of unconsolidated affiliates	289.3	404.2	64.1	(322.0)	435.6
Income tax benefit (expense)	5.4	(137.5)	(12.8)	—	(144.9)
Equity in earnings of unconsolidated affiliates	—	0.4	3.7	—	4.1
Net income from continuing operations	294.7	267.1	55.0	(322.0)	294.8
Net income (loss) from discontinued operations	—	0.4	(0.2)	—	0.2
Net income	294.7	267.5	54.8	(322.0)	295.0
Net income attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)
Net income attributable to PCC	$294.7	$267.5	$54.5	$(322.0)	$294.7

Condensed Consolidating Statements of Income
Three Months Ended September 26, 2010
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,284.5	$293.8	$(70.2)	$1,508.1
Costs and expenses:
Cost of goods sold	4.0	881.1	232.3	(70.2)	1,047.2
Selling and administrative expenses	20.9	57.8	19.6	—	98.3
Other expense (income)	1.2	(1.7)	0.5	—	—
Interest (income) expense, net	(11.8)	14.9	(0.7)	—	2.4
Equity in earnings of subsidiaries	(260.0)	(20.4)	—	280.4	—
Total costs and expenses	(245.7)	931.7	251.7	210.2	1,147.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	245.7	352.8	42.1	(280.4)	360.2
Income tax benefit (expense)	5.3	(117.6)	(10.2)	—	(122.5)
Equity in earnings of unconsolidated affiliates	—	0.5	5.7	—	6.2
Net income from continuing operations	251.0	235.7	37.6	(280.4)	243.9
Net income from discontinued operations	—	6.3	1.1	—	7.4
Net income	251.0	242.0	38.7	(280.4)	251.3
Net income attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)
Net income attributable to PCC	$251.0	$242.0	$38.4	$(280.4)	$251.0

Condensed Consolidating Statements of Income
Six Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,875.6	$768.7	$(179.4)	$3,464.9
Costs and expenses:
Cost of goods sold	8.0	1,966.2	595.8	(179.4)	2,390.6
Selling and administrative expenses	48.9	125.7	43.3	—	217.9
Other expense (income)	5.8	(4.3)	(1.5)	—	—
Interest (income) expense, net	(25.4)	31.4	(3.7)	—	2.3
Equity in earnings of subsidiaries	(600.9)	(34.4)	—	635.3	—
Total costs and expenses	(563.6)	2,084.6	633.9	455.9	2,610.8
Income before income tax expense and equity in earnings of unconsolidated affiliates	563.6	791.0	134.8	(635.3)	854.1
Income tax benefit (expense)	17.1	(268.1)	(29.5)	—	(280.5)
Equity in earnings of unconsolidated affiliates	—	0.7	6.6	—	7.3
Net income from continuing operations	580.7	523.6	111.9	(635.3)	580.9
Net income from discontinued operations	—	0.6	—	—	0.6
Net income	580.7	524.2	111.9	(635.3)	581.5
Net income attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income attributable to PCC	$580.7	$524.2	$111.1	$(635.3)	$580.7

Condensed Consolidating Statements of Income
Six Months Ended September 26, 2010
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,531.6	$564.7	$(141.4)	$2,954.9
Costs and expenses:
Cost of goods sold	8.3	1,734.7	442.3	(141.4)	2,043.9
Selling and administrative expenses	41.8	114.6	40.1	—	196.5
Other expense (income)	4.1	(1.7)	(2.4)	—	—
Interest (income) expense, net	(23.0)	29.4	(1.2)	—	5.2
Equity in earnings of subsidiaries	(504.5)	(30.4)	—	534.9	—
Total costs and expenses	(473.3)	1,846.6	478.8	393.5	2,245.6
Income before income tax expense and equity in earnings of unconsolidated affiliates	473.3	685.0	85.9	(534.9)	709.3
Income tax benefit (expense)	12.7	(231.0)	(22.6)	—	(240.9)
Equity in earnings of unconsolidated affiliates	—	0.7	11.3	—	12.0
Net income from continuing operations	486.0	454.7	74.6	(534.9)	480.4
Net income (loss) from discontinued operations	—	6.8	(0.5)	—	6.3
Net income	486.0	461.5	74.1	(534.9)	486.7
Net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Net income attributable to PCC	$486.0	$461.5	$73.4	$(534.9)	$486.0

Condensed Consolidating Balance Sheets
October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$16.1	$17.0	$162.0	$—	$195.1
Receivables, net	44.4	3,645.3	206.8	(2,754.4)	1,142.1
Inventories	—	1,492.4	291.4	—	1,783.8
Prepaid expenses and other current assets	7.3	18.9	9.4	—	35.6
Income tax receivable	31.5	—	—	(13.2)	18.3
Deferred income taxes	4.9	—	7.6	(11.8)	0.7
Discontinued operations	—	28.9	82.7	(98.0)	13.6
Total current assets	104.2	5,202.5	759.9	(2,877.4)	3,189.2
Property, plant and equipment, net	1.4	967.7	310.4	—	1,279.5
Goodwill	—	2,783.0	568.5	—	3,351.5
Deferred income taxes	51.4	—	—	(51.4)	—
Investments in subsidiaries	10,771.7	517.1	—	(11,288.8)	—
Other assets	188.3	1,302.1	517.0	—	2,007.4
Discontinued operations	—	28.1	15.8	(0.2)	43.7
	$11,117.0	$10,800.5	$2,171.6	$(14,217.8)	$9,871.3
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$26.0	$0.3	$0.1	$—	$26.4
Accounts payable	2,919.7	519.5	108.1	(2,852.3)	695.0
Accrued liabilities	27.7	241.7	61.0	(1.1)	329.3
Income tax payable	—	—	13.2	(13.2)	—
Deferred income taxes	—	11.8	—	(11.8)	—
Discontinued operations	—	6.6	0.8	—	7.4
Total current liabilities	2,973.4	779.9	183.2	(2,878.4)	1,058.1
Long-term debt	211.5	0.4	6.0	—	217.9
Deferred income taxes	—	333.6	49.7	(51.4)	331.9
Pension and other postretirement benefit obligations	159.1	86.2	0.9	—	246.2
Other long-term liabilities	15.8	199.4	44.7	—	259.9
Discontinued operations	—	0.3	—	(0.2)	0.1
Commitments and contingencies (See Notes)
Total equity	7,757.2	9,400.7	1,887.1	(11,287.8)	7,757.2
	$11,117.0	$10,800.5	$2,171.6	$(14,217.8)	$9,871.3

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
Commitments and contingencies (See Notes)
Total equity	7,164.5	7,886.3	1,796.5	(9,682.8)	7,164.5
	$10,549.2	$9,044.4	$2,052.3	$(12,690.0)	$8,955.9

Condensed Consolidating Statements of Cash Flows
Six Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(80.6)	$398.6	$35.4	$—	$353.4
Acquisitions of businesses, net of cash acquired	(943.1)	(303.3)	(21.9)	—	(1,268.3)
Capital expenditures	(0.3)	(53.4)	(12.7)	—	(66.4)
Intercompany advances	—	(39.6)	16.3	23.3	—
Intercompany loans	41.1	—	—	(41.1)	—
Other investing activities, net	—	3.3	2.8	—	6.1
Net cash provided (used) by investing activities of discontinued operations	—	0.2	1.1	(1.2)	0.1
Net cash (used) provided by investing activities	(902.3)	(392.8)	(14.4)	(19.0)	(1,328.5)
Net change in short-term borrowings	21.0	—	—	—	21.0
Net change in long-term debt	(14.0)	(0.4)	—	—	(14.4)
Common stock issued	27.6	—	—	—	27.6
Excess tax benefits from share-based payment arrangements	10.8	—	—	—	10.8
Cash dividends	(8.7)	—	—	—	(8.7)
Intercompany advances	22.1	—	—	(22.1)	—
Intercompany loans	—	—	(41.1)	41.1	—
Other financing activities, net	—	—	(0.3)	—	(0.3)
Net cash provided (used) by financing activities	58.8	(0.4)	(41.4)	19.0	36.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(24.8)	—	(24.8)
Net (decrease) increase in cash and cash equivalents	(924.1)	5.4	(45.2)	—	(963.9)
Cash and cash equivalents at beginning of period	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of period	$16.1	$17.0	$162.0	$—	$195.1

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 26, 2010
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(8.5)	$311.5	$26.3	$(3.0)	$326.3
Acquisitions of businesses, net of cash acquired	—	(12.2)	—	—	(12.2)
Investment in unconsolidated affiliates	—	—	(4.1)	—	(4.1)
Capital expenditures	—	(35.5)	(16.5)	—	(52.0)
Intercompany advances	—	(276.4)	17.7	258.7	—
Intercompany loans	(7.2)	—	—	7.2	—
Other investing activities, net	14.9	12.1	(8.2)	—	18.8
Net cash provided by investing activities of discontinued operations	—	0.1	1.8	—	1.9
Net cash provided (used) by investing activities	7.7	(311.9)	(9.3)	265.9	(47.6)
Net change in long-term debt	(14.2)	(0.1)	(0.1)	—	(14.4)
Common stock issued	20.9	—	—	—	20.9
Excess tax benefits from share-based payment arrangements	9.7	—	—	—	9.7
Cash dividends	(8.6)	—	—	—	(8.6)
Intercompany advances	258.7	—	—	(258.7)	—
Intercompany loans	—	(1.4)	8.6	(7.2)	—
Other financing activities, net	—	0.6	(0.9)	—	(0.3)
Net cash provided (used) by financing activities	266.5	(0.9)	7.6	(265.9)	7.3
Effect of exchange rate changes on cash and cash equivalents	—	—	12.2	—	12.2
Net increase (decrease) in cash and cash equivalents	265.7	(1.3)	36.8	(3.0)	298.2
Cash and cash equivalents at beginning of period	14.8	1.3	96.3	—	112.4
Cash and cash equivalents at end of period	$280.5	$—	$133.1	$(3.0)	$410.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended October 2, 2011 and September 26, 2010

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	10/2/11	9/26/10	$	%
Net sales	$1,789.6	$1,508.1	$281.5	18.7%
Costs and expenses:
Cost of goods sold	1,240.3	1,047.2	193.1	18.4
Selling and administrative expenses	112.4	98.3	14.1	14.3
Interest expense, net	1.3	2.4	(1.1)	(45.8)
Total costs and expenses	1,354.0	1,147.9	206.1	18.0
Income before income tax expense and equity in earnings of unconsolidated affiliates	435.6	360.2	75.4	20.9
Income tax expense	(144.9)	(122.5)	(22.4)	18.3
Effective tax rate	33.3%	34.0%
Equity in earnings of unconsolidated affiliates	4.1	6.2	(2.1)	(33.9)
Net income from continuing operations	294.8	243.9	50.9	20.9
Net income from discontinued operations	0.2	7.4	(7.2)	(97.3)
Net income	295.0	251.3	43.7	17.4
Net income attributable to noncontrolling interests	(0.3)	(0.3)	—	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$294.7	$251.0	$43.7	17.4%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.03	$1.70	$0.33	19.4%
Net income per share from discontinued operations	—	0.05	(0.05)	(100.0)
Net income per share	$2.03	$1.75	$0.28	16.0%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	10/2/11	9/26/10	$	%
Nickel	$9.99	$9.56	$0.43	4%
London Metal Exchange[1]
Titanium	$5.06	$5.33	$(0.27)	(5)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$17.10	$20.05	$(2.95)	(15)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	10/2/11	9/26/10	$	%
Investment Cast Products[2]	$73.9	$58.7	$15.2	26%
Forged Products[3]	226.4	165.7	60.7	37
Fastener Products[4]	28.1	23.1	5.0	22
Total intercompany sales	$328.4	$247.5	$80.9	33%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $11.5 million and $10.2 million for the second quarter of fiscal 2012 and 2011, respectively.
[3]	Forged Products: Includes sales between segments of $17.4 million and $16.4 million for the second quarter of fiscal 2012 and 2011, respectively.
[4]	Fastener Products: Includes sales between segments of $1.1 million and $1.1 million for the second quarter of fiscal 2012 and 2011, respectively.

Sales for the second quarter of fiscal 2012 were $1,789.6 million, an increase of $281.5 million, or 18.7%, from $1,508.1 million in the same quarter last year. The increase in sales was primarily driven by solid aerospace casting and forging growth of approximately 18%, excluding the impact of acquisitions. Sales within the Investment Cast Products and Forged Products segments reflect steady demand for airframe and engine components to support current build rates and increasing Boeing 787 demand. Improvement in industrial gas turbine (“IGT”) sales, driven by both new orders and aftermarket demand, also contributed to the increase over the prior year, increasing approximately 21%, excluding the impact of acquisitions. General industrial sales increased approximately 4%, primarily within our Fastener Products segment, as a result of market share gains. In addition, we acquired four businesses during the first half of fiscal 2012, including three acquisitions part way through the second quarter. The acquisitions contributed approximately $106 million to sales in the second quarter of fiscal 2012. Contractual material pass-through pricing and higher external selling prices of nickel alloy from the Forged Products segment's three primary mills added approximately $63 million to top-line revenues in the current quarter versus a year ago (also included in market increases discussed above). Nickel prices increased 4%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months.
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
Net income from continuing operations attributable to PCC for the second quarter of fiscal 2012 was $294.5 million, or $2.03 per share (diluted) compared to net income from continuing operations attributable to PCC for the second quarter of fiscal 2011 of $243.6 million, or $1.70 per share (diluted). Net income attributable to PCC (including discontinued operations) for the second quarter of fiscal 2012 was $294.7 million, or $2.03 per share (diluted), compared with net income attributable to PCC of $251.0 million, or $1.75 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the second quarter of fiscal 2012 was $3.2 million, compared with $3.4 million for the second quarter last year. The reduced interest expense is primarily due to lower borrowing rates. Interest income for the second quarter of fiscal 2012 was $1.9 million, compared with $1.0 million for the second quarter last year, as a result of higher average cash balances.
The effective tax rate for the second quarter of fiscal 2012 was 33.3%, 0.7 percentage points lower than the 34.0% effective rate in the same quarter last year. The lower effective rate in the current quarter is primarily due to a reduction in deferred tax liabilities as a result of a reduction of the United Kingdom tax rate, partially offset by an increase in nondeductible expenses.
Acquisitions
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, LPT casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum, and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of complex components and assemblies to the global aerospace industry, including swaged rods, advanced composites, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assembly, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across seven manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma; Suzhou, China; Bangkok, Thailand; and Farnborough, England.  The Primus acquisition is a stock purchase for tax purposes and operates as part of the Fastener Products segment. Subsequent to acquisition, Primus was renamed PCC Aerostructures.

The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date. The purchase price allocations for each business acquisition are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.
Discontinued Operations
Net income from discontinued operations was $0.2 million for the second quarter of fiscal 2012 compared with net income of $7.4 million, or $0.05 per share (diluted), in the same period last year. Net income from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. Net income from discontinued operations in the prior year primarily reflects a gain from the sale of an automotive fastener operation of approximately $6.4 million (net of tax).
Subsequent Event
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition is an asset purchase for tax purposes and will operate as part of the Fastener Products segment. The purchase price allocation has not been completed.

Results of Operations by Segment - Comparison Between Three Months Ended October 2, 2011 and September 26, 2010

(in millions)	Three Months Ended		Increase/(Decrease)
	10/2/11	9/26/10	$	%
Net sales:
Investment Cast Products	$573.3	$512.3	$61.0	11.9%
Forged Products	801.4	668.7	132.7	19.8
Fastener Products	414.9	327.1	87.8	26.8
Consolidated net sales	$1,789.6	$1,508.1	$281.5	18.7%
Segment operating income (loss):
Investment Cast Products	$189.9	$162.5	$27.4	16.9%
% of sales	33.1%	31.7%
Forged Products	164.1	130.2	33.9	26.0
% of sales	20.5%	19.5%
Fastener Products	113.7	97.0	16.7	17.2
% of sales	27.4%	29.7%
Corporate expenses	(30.8)	(27.1)	(3.7)	13.7
Total segment operating income	436.9	362.6	$74.3	20.5%
% of sales	24.4%	24.0%
Interest expense, net	1.3	2.4
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$435.6	$360.2
Investment Cast Products
Investment Cast Products' sales were $573.3 million for the quarter, compared to sales of $512.3 million in the second quarter of fiscal 2011, an increase of $61.0 million. Operating income was $189.9 million for the quarter, an increase of $27.4 million from $162.5 million in the second quarter of fiscal 2011. Operating income as a percent of sales for the second quarter increased to 33.1% from 31.7% of sales in the same quarter last year. Year over year, aerospace sales increased approximately 18%, driven by accelerating commercial aircraft production rates and market share gains. Commercial aerospace original equipment manufacturer ("OEM") orders continued to support the base production rates, and Boeing 787 orders are increasing. IGT sales increased 7% year over year, primarily due to aftermarket activity. While major IGT customer schedules are relatively flat in calendar 2012, the product mix includes turbines with higher dollar content for PCC.
The segment's operating income as a percent of sales increased 1.4 percentage points over the prior year as the segment continues to generate solid incremental margins on increased sales volumes into aerospace and IGT markets. Contractual pricing related to pass-through of increased material costs was approximately $19 million in the second quarter of fiscal 2012 as compared to approximately $10 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.2 percentage points in the second quarter of fiscal 2012 compared to 0.7 percentage points in the second quarter of fiscal 2011.
Investment Cast Products' segment sales will continue to benefit from increased production rates in base commercial aerospace programs and additional market share opportunities. We anticipate modest aerospace OEM and aftermarket sales growth in the second half of fiscal 2012. Boeing 787 volume will be incremental to this when production starts to ramp. We are also anticipating growth in our IGT business as a higher dollar product mix is expected to drive higher sales in the fourth quarter of fiscal 2012 and into fiscal 2013.
Forged Products
Forged Products' sales were $801.4 million for the quarter, compared to sales of $668.7 million in the second quarter of fiscal 2011, an increase of $132.7 million. Operating income was $164.1 million for the quarter, an increase of $33.9 million from $130.2 million in the second quarter of fiscal 2011. Operating income as a percent of sales for the second quarter increased to 20.5% from 19.5% of sales in the same quarter last year. Second quarter fiscal 2012 results include the contribution from KLAD for the full quarter and both Tru-Form and Rollmet for part of the quarter. Similar to Investment Cast Products, this segment experienced growing aerospace demand, as sales improved by approximately 18% year over year, excluding the impact of acquisitions. IGT sales increased approximately 73% compared to a year ago, as a result of improved OEM volume. Aided by the acquisitions of Rollmet and KLAD, the segment has made great strides in penetrating the oil and gas markets. Oil and gas now comprises approximately 16% of seamless pipe sales, and order activity is starting to accelerate. Contractual material pass-through pricing contributed approximately $56 million of sales in the second quarter of fiscal 2012 compared to approximately $42 million of sales in the prior year. Higher external selling prices of nickel alloy from the segment's three primary mills added approximately $39 million to top-line revenues in the current quarter versus a year ago (also included in market increases discussed above), due in part to nickel price increases of 4%, as reported on the London Metal Exchange (LME), compared to the same quarter last year.
Operating income as a percent of sales increased 1.0 percentage point compared to a year ago in the face of higher metal prices and the inclusion of the lower-margin acquisitions in the second quarter. Operationally, the segment achieved solid leverage on increased volumes coupled with returning strength of some of its core products and substantially improved performance in its general industrial plants. Contractual pass-through of higher raw material costs diluted operating margins by 1.5 percentage points in the current quarter compared to 1.3 percentage points in the same period a year ago.
The Forged Products segment is poised for further aerospace growth in the latter half of fiscal 2012 and into fiscal 2013 as base aircraft schedules accelerate. Boeing 787 production will also increase growth when it starts to ramp. In regards to seamless pipe, we anticipate a gradual recovery in interconnect pipe for coal-fired applications in the second half of fiscal 2012 and foresee opportunities for sales growth in oil and gas markets going forward. We will also benefit from sales in the second half of fiscal 2012 from our recent acquisitions. Rollmet has been instrumental in growing our oil and gas presence and Tru-Form provides us with a broader product offering in our forging segment to our aircraft engine customers.
Fastener Products
Fastener Products' sales were $414.9 million for the quarter, compared to sales of $327.1 million in the second quarter of fiscal 2012, an increase of $87.8 million. Operating income was $113.7 million for the quarter, an increase of $16.7 million from $97.0 million in the second quarter of fiscal 2012. Operating income as a percent of sales for the second quarter decreased to 27.4% of sales from 29.7% in the same quarter last year. Second quarter fiscal 2012 results include the contribution from Primus for nearly eight weeks of the quarter. This segment experienced steady growth in aerospace sales, which increased approximately 9%, exclusive of sales from Primus, due to a solid new base of non-core, less complex fastener products. Although there have been initial indications of commercial aerospace recovery, OEM and distributor orders still appear to be lagging the increased aircraft build rates. General industrial sales grew by approximately 11% over the prior year, exclusive of sales from Primus.
The Fastener Products segment continues to achieve operational improvements, however, operating margins decreased 2.3 percentage points year over year due to the inclusion of lower-margin sales from the acquisition in this quarter's results.
The Fastener Products segment is expected to benefit from a recovery in core aerospace product sales in the latter half of fiscal 2012 and moving into fiscal 2013. The addition of PB Fasteners, which closed early in the third quarter of fiscal 2012, further strengthens our fastener product line, adds to our already strong position on the Boeing 787, and will provide many opportunities on other composite aircraft in the future. We will also benefit from a full quarter of sales from the Primus locations in the second half of fiscal 2012. With the integration of Primus actively underway, the segment has already begun to capture valuable synergies and to achieve top- and bottom-line growth.

Consolidated Results of Operations - Comparison Between Six Months Ended October 2, 2011 and September 26, 2010

	Six Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	10/2/11	9/26/10	$	%
Net sales	$3,464.9	$2,954.9	$510.0	17.3%
Costs and expenses:
Cost of goods sold	2,390.6	2,043.9	346.7	17.0
Selling and administrative expenses	217.9	196.5	21.4	10.9
Interest expense, net	2.3	5.2	(2.9)	(55.8)
Total costs and expenses	2,610.8	2,245.6	365.2	16.3
Income before income tax expense and equity in earnings of unconsolidated affiliates	854.1	709.3	144.8	20.4
Income tax expense	(280.5)	(240.9)	(39.6)	16.4
Effective tax rate	32.8%	34.0%
Equity in earnings of unconsolidated affiliates	7.3	12.0	(4.7)	(39.2)
Net income from continuing operations	580.9	480.4	100.5	20.9
Net income from discontinued operations	0.6	6.3	(5.7)	(90.5)
Net income	581.5	486.7	94.8	19.5
Net income attributable to noncontrolling interests	(0.8)	(0.7)	0.1	14.3
Net income attributable to Precision Castparts Corp. (“PCC”)	$580.7	$486.0	$94.7	19.5%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$4.00	$3.34	$0.66	19.8%
Net income per share from discontinued operations	—	0.05	(0.05)	(100.0)
Net income per share	$4.00	$3.39	$0.61	18.0%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	10/2/11	9/26/10	$	%
Nickel	$10.46	$9.91	$0.55	6%
London Metal Exchange[1]
Titanium	$5.15	$4.97	$0.18	4%
Ti 6-4 bulk, Metalprices.com
Cobalt	$17.69	$20.87	$(3.18)	(15)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	10/2/11	9/26/10	$	%
Investment Cast Products[2]	$152.4	$118.2	$34.2	29%
Forged Products[3]	450.6	383.5	67.1	17
Fastener Products[4]	50.9	48.9	2.0	4
Total intercompany sales	$653.9	$550.6	$103.3	19%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $23.4 million and $20.4 million for the first six months of fiscal 2012 and 2011, respectively.
[3]	Forged Products: Includes sales between segments of $34.9 million and $31.9 million for the first six months of fiscal 2012 and 2011, respectively.
[4]	Fastener Products: Includes sales between segments of $2.3 million and $2.1 million for the first six months of fiscal 2012 and 2011, respectively.

Sales for the first six months of fiscal 2012 were $3,464.9 million, an increase of $510.0 million, or 17.3%, from $2,954.9 million in the same period last year. The increase in sales was primarily driven by solid aerospace casting and forging growth of approximately 20%, excluding the impact of acquisitions. Sales within the Investment Cast Products and Forged Products segments reflect steady demand for airframe and engine components to support current build rates. Improvement in IGT sales, driven by both new orders and aftermarket demand, also contributed to the increase over the prior year, increasing approximately 22%, excluding the impact of acquisitions. General industrial sales increased approximately 4%, primarily within our Fastener Products segment, as a result of market share gains. In addition, we acquired four businesses during the first half of fiscal 2012, including three acquisitions part way through the second quarter. The acquisitions contributed approximately $106 million to sales in the first six months of fiscal 2012. Contractual material pass-through pricing and higher external selling prices of nickel alloy from the Forged Products segment's three primary mills added approximately $143 million to top-line revenues in the first six months of fiscal 2012 versus the same period a year ago (also included in market increases discussed above). Nickel prices increased 6%, as reported on the London Metal Exchange (LME), compared to the same period last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months.
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
Net income from continuing operations attributable to PCC for the first six months of fiscal 2012 was $580.1 million, or $4.00 per share (diluted) compared to net income from continuing operations attributable to PCC for the first six months of fiscal 2011 of $479.7 million, or $3.34 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first six months of fiscal 2012 was $580.7 million, or $4.00 per share (diluted), compared with net income attributable to PCC of $486.0 million, or $3.39 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first six months of fiscal 2012 was $6.1 million, compared with $6.8 million for the first six months last year. The reduced interest expense is primarily due to lower borrowing rates. Interest income for the first six months of fiscal 2012 was $3.8 million, compared with $1.6 million for the first six months last year, as a result of higher average cash balances.
The effective tax rate for the first six months of fiscal 2012 was 32.8%, 1.2 percentage points lower than the 34.0% effective rate in the same period last year. The lower effective rate in the current period is primarily due to a reduction in deferred tax liabilities as a result of a reduction of the United Kingdom tax rate, increased benefits from the research and development tax credit and non-recurring adjustments to prior year tax assets and liabilities, partially offset by an increase in nondeductible expenses.
Discontinued Operations
Net income from discontinued operations was $0.6 million for the first six months of fiscal 2012 compared with net income of $6.3 million, or $0.05 per share (diluted), in the same period last year. Net income from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. Net income from discontinued operations for the first six months of fiscal 2011 primarily includes a gain from the sale of an automotive fastener operation of approximately $6.4 million (net of tax).

Results of Operations by Segment - Comparison Between Six Months Ended October 2, 2011 and September 26, 2010

(in millions)	Six Months Ended		Increase/(Decrease)
	10/2/11	9/26/10	$	%
Net sales:
Investment Cast Products	$1,142.1	$999.0	$143.1	14.3%
Forged Products	1,559.9	1,299.9	260.0	20.0
Fastener Products	762.9	656.0	106.9	16.3
Consolidated net sales	$3,464.9	$2,954.9	$510.0	17.3%
Segment operating income (loss):
Investment Cast Products	$377.0	$317.6	$59.4	18.7%
% of sales	33.0%	31.8%
Forged Products	320.6	250.3	70.3	28.1
% of sales	20.6%	19.3%
Fastener Products	220.5	201.2	19.3	9.6
% of sales	28.9%	30.7%
Corporate expenses	(61.7)	(54.6)	(7.1)	13.0
Total segment operating income	856.4	714.5	$141.9	19.9%
% of sales	24.7%	24.2%
Interest expense, net	2.3	5.2
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$854.1	$709.3
Investment Cast Products
Investment Cast Products' sales were $1,142.1 million for the first six months of fiscal 2012, compared to sales of $999.0 million in the first six months of fiscal 2011, an increase of $143.1 million. Operating income was $377.0 million for the first six months of fiscal 2012, an increase of $59.4 million from $317.6 million in the first six months of fiscal 2011. Operating income as a percent of sales for the first six months of fiscal 2012 increased to 33.0% from 31.8% of sales in the same period last year. Year over year, aerospace sales increased approximately 18%, driven by accelerating commercial aircraft production rates and market share gains. Commercial aerospace OEM orders continued to support the base production rates, and Boeing 787 orders are increasing. IGT sales increased 11% year over year, primarily due to aftermarket activity. While major IGT customer schedules are relatively flat in calendar 2012, the product mix includes turbines with higher dollar content for PCC.
The segment's operating income as a percent of sales increased by 1.2 percentage points over the prior year as the segment continues to generate solid incremental margins on increased sales volumes into aerospace and IGT markets. Contractual pricing related to pass-through of increased material costs was approximately $38 million in the first six months of fiscal 2012 as compared to approximately $21 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in the first six months of fiscal 2012 compared to 0.7 percentage points in the first six months of fiscal 2011.
Forged Products
Forged Products' sales were $1,559.9 million for the first six months of fiscal 2012, compared to sales of $1,299.9 million in the first six months of fiscal 2011, an increase of $260.0 million. Operating income was $320.6 million for the first six months of fiscal 2012, an increase of $70.3 million from $250.3 million in the first six months of fiscal 2011. Operating income as a percent of sales for the first six months of fiscal 2012 increased to 20.6% from 19.3% of sales in the same period last year. Results for the first six months of fiscal 2012 include the contribution from KLAD for the full second quarter and both Tru-Form and Rollmet for part of the second quarter. Similar to Investment Cast Products, this segment experienced growing aerospace demand, as sales improved by approximately 21% year over year, excluding the impact of acquisitions. IGT sales increased 62% (excluding the impact of acquisitions) compared to a year ago, as a result of improved OEM volume. Contractual material pass-through pricing contributed approximately $107 million of sales in the first six months of fiscal 2012 compared to approximately $84 million of sales in the same period last year. Higher external selling prices of nickel alloy from the segment's three primary mills added approximately $101 million to top-line revenues in the first six months of fiscal 2012 versus a year ago (also included in market increases discussed above), due in part to nickel price increases of 6%, as reported on the London Metal Exchange (LME), compared to the same period last year.

Operating income as a percent of sales increased 1.3 percentage points compared to a year ago in the face of higher metal prices and the inclusion of the lower-margin acquisitions in the second quarter. Operationally, the segment achieved solid leverage on increased volumes coupled with returning strength of some of its core products and substantially improved performance in its general industrial plants. Contractual pass-through of higher raw material costs diluted operating margins by 1.5 percentage points in the first six months of fiscal 2012 compared to 1.3 percentage points in the same period a year ago.
Fastener Products
Fastener Products' sales were $762.9 million for the first six months of fiscal 2012, compared to sales of $656.0 million in the first six months of fiscal 2011, an increase of $106.9 million. Operating income was $220.5 million for the first six months of fiscal 2012, an increase of $19.3 million from $201.2 million in the first six months of fiscal 2011. Operating income as a percent of sales for the first six months of fiscal 2012 decreased to 28.9% of sales from 30.7% of sales in the same period last year. Results for the first six months of fiscal 2012 include the contribution from Primus for nearly eight weeks of the period. This segment experienced steady growth in aerospace sales, which increased approximately 6% (exclusive of sales from Primus) due to a solid new base of non-core, less complex fastener products. Although there have been initial indications of commercial aerospace recovery, OEM and distributor orders still appear to be lagging the increased aircraft build rates. General industrial sales grew by approximately 11% over the prior year, exclusive of sales from Primus.
The Fastener Products segment continues to achieve operational improvements, however, operating margins decreased 1.8 percentage points year over year due to the inclusion of lower-margin sales from the acquisition in this period's results.

Changes in Financial Condition and Liquidity
Total assets of $9,871.3 million at October 2, 2011 represented a $915.4 million increase from the $8,955.9 million balance at April 3, 2011. The increase principally reflects cash generated from operations during the first six months of fiscal 2012 totaling $353.4 million and increased inventories driven by purchases to support increasing oil and gas pipe sales and inventory builds in anticipation of maintenance and possible strike outages in the second quarter of fiscal 2012, as well as maintenance scheduled during the first quarter of fiscal 2013. In addition, tangible and intangible assets recorded in the acquisitions of Rollmet, Tru-Form and Primus contributed to the increase. Total capitalization at October 2, 2011 was $8,001.5 million, consisting of $244.3 million of debt and $7,757.2 million of equity. The debt-to-capitalization ratio declined to 3.1% at October 2, 2011 from 3.2% at the end of fiscal 2011, reflecting the impact of increased equity from earnings and stock issuances through employee stock compensation programs.
Cash as of October 2, 2011 was $195.1 million, a decrease of $963.9 million from the end of fiscal 2011. Total debt was $244.3 million, an increase of $7.7 million from the end of fiscal 2011. The negative cash flow of $963.9 million primarily reflects cash paid to acquire businesses of $1,268.3 million and capital expenditures of $66.4 million, partially offset by cash generated by operations of $353.4 million (after $50.0 million of cash paid for voluntary pension contributions) and $38.4 million from the issuance of common stock and related tax benefits.
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
In the first six months of fiscal 2012, we contributed $55.6 million to our defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $5.9 million of additional required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.5 million in fiscal 2012. We expect to contribute a total of approximately $7.5 million to other postretirement benefit plans during fiscal 2012.
During the first six months of fiscal 2012, we closed on four acquisitions in the amount of $1,268.3 million. These acquisitions were funded from cash on hand and the proceeds from commercial paper debt issuances.
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
Our revolving bank credit facility (“Credit Agreement”) provides available borrowing up to $1.0 billion through May 2012. The Credit Agreement was reduced by a $19.1 million letter of credit issued as security to a workers compensation insurance provider and $21.0 million of commercial paper borrowings outstanding. Our unused borrowing capacity as of October 2, 2011 was $959.9 million under the Credit Agreement. The Credit Agreement contains various standard financial covenants, including maintenance of minimum net worth, an interest coverage ratio and a leverage ratio. The financial covenants in the Credit Agreement are our most restrictive covenants.

Our covenant requirements and actual ratios as of October 2, 2011 were as follows (dollars in millions):

	Covenant Requirement		Actual
Consolidated minimum net worth[1]	$3,877.1	(minimum)	$7,757.2
Consolidated interest coverage ratio[1]	2.25:1.00	(minimum)	126.73:1.00
Consolidated leverage ratio[1]	3.25:1.00	(maximum)	0.13:1.00

[1]	Terms are defined in the Amended and Restated Credit Agreement.
As of October 2, 2011, we were in compliance with all financial covenants of our loan agreements.
Historically, we have also issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of October 2, 2011, the amount of commercial paper borrowings outstanding was $21.0 million and the weighted average interest rate was 0.2%. For the three and six months ended October 2, 2011, the average amount of commercial paper borrowings outstanding was $137.4 million and $68.7 million, respectively, and the weighted average interest rate was 0.3%. During the first six months of fiscal 2012, the largest daily balance of outstanding commercial paper borrowings was $390.0 million. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, and The Boeing Company. General Electric accounted for approximately 13 percent of our total sales for fiscal 2011. No other customer directly accounted for more than 10 percent of total sales; however, United Technologies, Boeing and Rolls Royce are also considered key customers. A financial hardship experienced by any one of these four customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.
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
Failure to protect our intellectual property rights could adversely affect our business.
We rely on a combination of confidentiality, invention assignment and other types of agreements and trade secret, trademark, and patent law to establish, maintain, protect and enforce our intellectual property rights. Our efforts in regard to these measures may be inadequate, however, to prevent others from misappropriating our intellectual property rights. In addition, laws in some non-U.S. countries affecting intellectual property are uncertain in their application, which can affect the scope or enforceability of our intellectual property rights. Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, which could have an adverse effect on our business, financial condition and results of operations.
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

PRECISION CASTPARTS CORP. Registrant

DATE:	November 10, 2011	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)