Form 10-Q
period 2012-01-01
PRECISION CASTPARTS CORP
filed 2012-02-10
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2012
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
Number of shares of Common Stock, no par value, outstanding as of February 1, 2012: 145,162,488

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	1/1/12	1/2/11
Net sales	$1,816.8	$1,590.3
Costs and expenses:
Cost of goods sold	1,244.1	1,101.7
Selling and administrative expenses	113.7	101.7
Interest expense	3.9	3.7
Interest income	(1.5)	(1.3)
Total costs and expenses	1,360.2	1,205.8
Income before income tax expense and equity in earnings of unconsolidated affiliates	456.6	384.5
Income tax expense	(152.1)	(127.9)
Equity in earnings of unconsolidated affiliates	4.1	2.5
Net income from continuing operations	308.6	259.1
Net loss from discontinued operations	(0.9)	(2.2)
Net income	307.7	256.9
Net income attributable to noncontrolling interests	(0.4)	(0.4)
Net income attributable to Precision Castparts Corp. (“PCC”)	$307.3	$256.5
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.13	$1.81
Net loss from discontinued operations	—	(0.01)
Net income per share	$2.13	$1.80
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.12	$1.80
Net loss from discontinued operations	(0.01)	(0.02)
Net income per share	$2.11	$1.78
Weighted average common shares outstanding:
Basic	144.4	142.8
Diluted	145.6	144.1
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Nine Months Ended
	1/1/12	1/2/11
Net sales	$5,281.7	$4,545.2
Costs and expenses:
Cost of goods sold	3,634.7	3,145.6
Selling and administrative expenses	331.6	298.2
Interest expense	10.0	10.5
Interest income	(5.3)	(2.9)
Total costs and expenses	3,971.0	3,451.4
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,310.7	1,093.8
Income tax expense	(432.6)	(368.8)
Equity in earnings of unconsolidated affiliates	11.4	14.5
Net income from continuing operations	889.5	739.5
Net (loss) income from discontinued operations	(0.3)	4.1
Net income	889.2	743.6
Net income attributable to noncontrolling interests	(1.2)	(1.1)
Net income attributable to Precision Castparts Corp. (“PCC”)	$888.0	$742.5
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$6.16	$5.19
Net income from discontinued operations	—	0.02
Net income per share	$6.16	$5.21
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$6.11	$5.14
Net income from discontinued operations	—	0.03
Net income per share	$6.11	$5.17
Weighted average common shares outstanding:
Basic	144.1	142.4
Diluted	145.4	143.7
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	1/1/12	4/3/11
Assets
Current assets:
Cash and cash equivalents	$337.3	$1,159.0
Receivables, net	1,140.3	978.7
Inventories	1,834.4	1,459.4
Prepaid expenses and other current assets	32.6	21.0
Income tax receivable	14.4	20.0
Deferred income taxes	2.7	—
Discontinued operations	13.5	12.5
Total current assets	3,375.2	3,650.6
Property, plant and equipment, at cost	2,532.7	2,360.2
Accumulated depreciation	(1,245.3)	(1,165.4)
Net property, plant and equipment	1,287.4	1,194.8
Goodwill	3,441.3	2,889.2
Acquired intangible assets, net	1,244.2	455.1
Investment in unconsolidated affiliates	439.0	411.9
Other assets	367.9	309.0
Discontinued operations	42.8	45.3
	$10,197.8	$8,955.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$0.5	$14.7
Accounts payable	671.2	607.8
Accrued liabilities	336.0	304.0
Deferred income taxes	—	9.3
Discontinued operations	6.5	6.2
Total current liabilities	1,014.2	942.0
Long-term debt	207.9	221.9
Pension and other postretirement benefit obligations	251.0	252.5
Other long-term liabilities	253.5	180.6
Deferred income taxes	347.5	194.4
Discontinued operations	3.6	—
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	144.8	143.7
Paid-in capital	1,587.9	1,455.7
Retained earnings	6,671.7	5,796.7
Accumulated other comprehensive loss	(288.2)	(234.6)
Total PCC shareholders' equity	8,116.2	7,161.5
Noncontrolling interest	3.9	3.0
Total equity	8,120.1	7,164.5
	$10,197.8	$8,955.9
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	1/1/12	1/2/11
Operating activities:
Net income	$889.2	$743.6
Net loss (income) from discontinued operations	0.3	(4.1)
Non-cash items:
Depreciation and amortization	127.0	122.6
Deferred income taxes	39.4	47.4
Stock-based compensation expense	35.6	35.8
Excess tax benefits from share-based payment arrangements	(23.4)	(23.1)
Other non-cash adjustments	(10.7)	(4.1)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(85.2)	0.3
Inventories	(228.7)	(70.9)
Prepaid expenses and other current assets	(8.2)	(1.1)
Income tax receivable and payable	27.5	83.6
Payables and accruals	(29.6)	(26.9)
Pension and other postretirement benefit plans	(47.8)	(143.0)
Other non-current assets and liabilities	(32.5)	(22.6)
Net cash provided (used) by operating activities of discontinued operations	4.9	(5.5)
Net cash provided by operating activities	657.8	732.0
Investing activities:
Acquisitions of businesses, net of cash acquired	(1,408.7)	(37.2)
Investment in unconsolidated affiliates	—	(4.1)
Capital expenditures	(103.4)	(83.7)
Dispositions of businesses	—	17.6
Other investing activities, net	5.6	8.8
Net cash (used) provided by investing activities of discontinued operations	(0.1)	2.2
Net cash used by investing activities	(1,506.6)	(96.4)
Financing activities:
Net change in short-term borrowings	0.1	—
Net change in long-term debt	(28.5)	(14.5)
Common stock issued	74.9	69.1
Excess tax benefits from share-based payment arrangements	23.4	23.1
Cash dividends	(13.0)	(12.8)
Other financing activities, net	(0.3)	(0.9)
Net cash provided by financing activities	56.6	64.0
Effect of exchange rate changes on cash and cash equivalents	(29.5)	10.8
Net (decrease) increase in cash and cash equivalents	(821.7)	710.4
Cash and cash equivalents at beginning of period	1,159.0	112.4
Cash and cash equivalents at end of period	$337.3	$822.8
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

(2) Acquisitions
Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.
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
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.
The above business acquisitions, in addition to two minor acquisitions, were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date. The purchase price allocations for each business acquisition are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.

(3) Discontinued Operations
During fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Net sales	$8.9	$7.0	$26.2	$39.4
Cost of goods sold	7.7	6.7	22.8	37.3
Selling and administrative expenses	1.0	0.9	2.4	4.0
Net income (loss) from operations before income taxes	0.2	(0.6)	1.0	(1.9)
Interest income	—	(0.1)	—	(0.1)
Income tax expense (benefit)	0.1	(0.1)	0.4	(0.3)
Net income (loss) from operations	0.1	(0.4)	0.6	(1.5)
(Loss) gain on disposal and other expenses, net of $0.7, $0.0, $1.0 and $2.6 tax expense, respectively	(1.0)	(1.8)	(0.9)	5.6
Net (loss) income from discontinued operations	$(0.9)	$(2.2)	$(0.3)	$4.1

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	1/1/12	4/3/11
Assets of discontinued operations:
Current assets	$13.5	$12.5
Net property, plant and equipment	28.4	31.1
Other assets	14.4	14.2
	$56.3	$57.8
Liabilities of discontinued operations:
Current liabilities	$6.5	$6.2
Other long-term liabilities	3.6	—
	$10.1	$6.2

(4) Inventories
Inventories consisted of the following:

	1/1/12	4/3/11
Finished goods	$347.3	$333.7
Work-in-process	761.9	538.8
Raw materials and supplies	547.5	437.2
	1,656.7	1,309.7
Excess of LIFO cost over current cost	177.7	149.7
Total inventory	$1,834.4	$1,459.4

(5) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2012, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. The changes in the carrying amount of goodwill by reportable segment for the nine months ended January 1, 2012 were as follows:

	Balance at		Currency Translation and Other	Balance at
	4/3/11	Acquired		1/1/12
Investment Cast Products	$358.5	$—	$(21.1)	$337.4
Forged Products	1,272.0	105.0	6.2	1,383.2
Fastener Products	1,258.7	462.8	(0.8)	1,720.7
Total	$2,889.2	$567.8	$(15.7)	$3,441.3
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	January 1, 2012			April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$15.0	$(8.7)	$6.3	$14.8	$(7.5)	$7.3
Proprietary technology	2.3	(1.2)	1.1	2.3	(1.1)	1.2
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	52.1	(18.5)	33.6	33.6	(14.4)	19.2
Backlog	33.5	(17.0)	16.5	18.6	(17.0)	1.6
Revenue sharing agreements	28.9	(0.9)	28.0	28.9	(0.5)	28.4
	$132.2	$(46.7)	85.5	$98.6	$(40.9)	57.7
Unamortized intangible assets:
Tradenames			267.9			192.6
Long-term customer relationships			890.8			204.8
Acquired intangibles, net			$1,244.2			$455.1
Amortization expense for acquired intangible assets for the three and nine months ended January 1, 2012 was $3.8 million and $9.3 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended January 2, 2011 was $3.5 million and $10.4 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $13.1 million for fiscal 2012. Amortization expense related to finite-lived assets for fiscal 2011 was $13.9 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2013	$14.1
2014	13.9
2015	11.7
2016	10.4
2017	5.6
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(6) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of January 1, 2012 and April 3, 2011 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.
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

(7) Earnings per Share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Amounts attributable to PCC shareholders:
Net income from continuing operations	$308.2	$258.7	$888.3	$738.4
Net (loss) income from discontinued operations	(0.9)	(2.2)	(0.3)	4.1
Net income attributable to PCC shareholders	$307.3	$256.5	$888.0	$742.5

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Weighted average shares outstanding-basic	144.4	142.8	144.1	142.4
Effect of dilutive stock-based compensation plans	1.2	1.3	1.3	1.3
Weighted average shares outstanding-dilutive	145.6	144.1	145.4	143.7
Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three and nine months ended January 1, 2012, stock options to purchase 1.4 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, because they would have been antidilutive. For the three and nine months ended January 2, 2011, stock options to purchase 1.6 million and 2.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(8) Stock-based Compensation
During the three and nine months ended January 1, 2012 and January 2, 2011, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended April 3, 2011.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Cost of goods sold	$4.2	$4.5	$12.2	$12.8
Selling and administrative expenses	8.1	8.1	23.4	23.0
Stock-based compensation expense before income taxes	12.3	12.6	35.6	35.8
Income tax benefit	(3.7)	(3.8)	(11.1)	(10.1)
Total stock-based compensation expense after income taxes	$8.6	$8.8	$24.5	$25.7

(9) Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Net income	$307.7	$256.9	$889.2	$743.6
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustments	(11.0)	2.5	(49.3)	57.2
Pension and post retirement obligations	—	—	—	6.9
Gain (loss) on derivatives:
Unrealized (losses) gains due to periodic revaluations (net of income tax (benefit) expense of ($0.2), ($0.5), ($1.6) and $0.1, respectively)	(1.4)	0.4	(3.3)	3.0
Less: reclassification adjustment for losses (gains) included in net income (net of income tax (benefit) expense of ($0.2), $0.7, $0.4 and $1.5, respectively)	0.6	(1.5)	(1.0)	(3.4)
Other comprehensive (loss) income	(11.8)	1.4	(53.6)	63.7
Comprehensive income attributable to noncontrolling interests	(0.4)	(0.4)	(1.2)	(1.1)
Total comprehensive income attributable to PCC	$295.5	$257.9	$834.4	$806.2

Accumulated other comprehensive loss consisted of the following:

	1/1/12	4/3/11
Cumulative unrealized foreign currency translation (losses) gains	$(16.6)	$32.7
Pension and postretirement obligations	(269.0)	(269.0)
Unrealized (loss) gain on derivatives	(2.6)	1.7
Accumulated other comprehensive loss	$(288.2)	$(234.6)

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
As of January 1, 2012, there were $3.3 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of January 1, 2012, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of January 1, 2012 was approximately $415 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of January 1, 2012, accounts receivable included foreign exchange contracts of $1.8 million and other assets included interest rate swap contracts of $1.6 million. As of January 1, 2012, accounts payable included foreign exchange contracts of $6.2 million.
For the three months ended January 1, 2012 and January 2, 2011, we recognized $0.3 million of losses and $1.7 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended January 1, 2012 and January 2, 2011, we recognized $3.8 million of losses and $0.8 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For the nine months ended January 1, 2012 and January 2, 2011, we recognized $3.3 million and $8.7 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the nine months ended January 1, 2012 and January 2, 2011, we recognized $7.4 million of losses and $3.1 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of January 1, 2012:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$30.2	$—	$—	$30.2
Derivative instruments	$—	$3.4	$—	$3.4
Liabilities:
Derivative instruments	$—	$6.2	$—	$6.2
The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$400.2	$99.0	$—	$499.2
Derivative instruments	$—	$7.5	$—	$7.5
Liabilities:
Derivative instruments	$—	$3.3	$—	$3.3
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first nine months of fiscal 2012 or fiscal 2011.
Derivative instruments consist of fair value hedges, net investment hedges, and cash flow hedges. Foreign exchange, commodity swap and interest rate swap contract values are determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.
We estimate that the fair value of our long-term fixed rate debt instruments was $224.6 million compared to a book value of $205.8 million at January 1, 2012. At April 3, 2011, the estimated fair value of our long-term fixed rate debt instruments was $257.2 million compared to a book value of $235.5 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor several domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Service cost	$9.3	$9.0	$27.5	$27.0
Interest cost	23.5	21.8	69.3	65.6
Expected return on plan assets	(33.1)	(29.8)	(99.2)	(89.4)
Amortization of net actuarial loss	5.5	4.7	16.5	14.1
Amortization of prior service cost	0.7	0.8	2.2	2.4
Net periodic pension cost	$5.9	$6.5	$16.3	$19.7

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Service cost	$0.2	$0.1	$0.6	$0.6
Interest cost	1.0	1.1	3.4	4.3
Amortization of net actuarial loss	0.1	0.1	0.3	0.5
Amortization of prior service benefit	(0.1)	(0.1)	(0.3)	(0.4)
Net periodic benefit cost	$1.2	$1.2	$4.0	$5.0
During the three months ended January 1, 2012, we contributed $2.6 million to the defined benefit pension plans. During the nine months ended January 1, 2012, we contributed $58.2 million to the defined benefit pension plans, of which $50.0 million was voluntary. During the three months ended January 2, 2011, we contributed $2.5 million to the defined benefit pension plans. During the nine months ended January 2, 2011, we contributed $107.5 million to the defined benefit pension plans, of which $100.0 million was voluntary. We expect to contribute approximately $3.3 million of additional required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.5 million in fiscal 2012. We expect to contribute a total of approximately $7.5 million to the other postretirement benefit plans during fiscal 2012.

(13) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(14) New Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance increasing disclosures regarding offsetting assets and liabilities. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for the Company beginning the first quarter of fiscal 2013 and is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in OCI. In December 2011, the FASB deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. The FASB is considering whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements. The guidance is effective for the Company beginning the first quarter of fiscal 2013 and is to be applied retrospectively. The Company is currently evaluating how it will report comprehensive income, but either method permitted will constitute a change in the Company's financial statement presentation.
In September 2011, the FASB issued guidance to aid in an entity's assessment of goodwill and whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This pronouncement will be effective in the first quarter of fiscal 2013. As this guidance only modifies the requirements of impairment testing, the adoption will not impact our consolidated financial position, results of operations, or cash flows.
In September 2011, the FASB also issued guidance that increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of this guidance is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. This pronouncement will be effective for the annual period ending April 1, 2012 and should be applied retrospectively. As this guidance only requires expanded disclosures, the adoption will not impact our consolidated financial position, results of operations, or cash flows.
In May 2011, the FASB issued guidance that amends existing measurement guidance and expands disclosure requirements for fair value measurements, particularly for "Level 3" (as defined in the accounting guidance) inputs. This guidance will be effective in the fourth quarter of fiscal 2012. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In January 2010, the FASB issued guidance that requires certain disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance was effective for the Company in the fourth quarter of fiscal 2010, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which was effective in the first quarter of fiscal 2012. As this guidance only requires expanded disclosures, the adoption did not impact our consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended		Nine Months Ended
	1/1/12	1/2/11	1/1/12	1/2/11
Net sales:
Investment Cast Products	$582.1	$537.7	$1,724.2	$1,536.7
Forged Products	771.5	708.5	2,331.4	2,008.4
Fastener Products	463.2	344.1	1,226.1	1,000.1
Consolidated net sales	$1,816.8	$1,590.3	$5,281.7	$4,545.2
Segment operating income (loss):
Investment Cast Products	$193.0	$170.8	$570.0	$488.4
Forged Products	172.6	141.8	493.2	392.1
Fastener Products	124.1	104.8	344.6	306.0
Corporate expenses	(30.7)	(30.5)	(92.4)	(85.1)
Total segment operating income	459.0	386.9	1,315.4	1,101.4
Interest expense	3.9	3.7	10.0	10.5
Interest income	(1.5)	(1.3)	(5.3)	(2.9)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$456.6	$384.5	$1,310.7	$1,093.8

(16) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public notes, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of January 1, 2012 and April 3, 2011, statements of income for the three and nine months ended January 1, 2012 and January 2, 2011, and statements of cash flows for the nine months ended January 1, 2012 and January 2, 2011. The public notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the majority of our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company had positive cash flows from operations for the nine months ended January 1, 2012 and January 2, 2011. The positive operating cash flows are due to a variety of factors, including timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors, the application of tax overpayments from the prior year's tax returns to reduce quarterly estimated tax payments, and the tax benefit on the book expense recorded for stock based compensation expense. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income
Three Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,517.1	$376.7	$(77.0)	$1,816.8
Costs and expenses:
Cost of goods sold	4.2	1,025.6	291.3	(77.0)	1,244.1
Selling and administrative expenses	23.9	68.5	21.3	—	113.7
Other (income) expense	(0.3)	—	0.3	—	—
Interest (income) expense, net	(12.2)	16.1	(1.5)	—	2.4
Equity in earnings of subsidiaries	(318.4)	(17.3)	—	335.7	—
Total costs and expenses	(302.8)	1,092.9	311.4	258.7	1,360.2
Income before income tax expense and equity in earnings of unconsolidated affiliates	302.8	424.2	65.3	(335.7)	456.6
Income tax benefit (expense)	4.5	(140.2)	(16.4)	—	(152.1)
Equity in earnings of unconsolidated affiliates	—	0.1	4.0	—	4.1
Net income from continuing operations	307.3	284.1	52.9	(335.7)	308.6
Net income (loss) from discontinued operations	—	0.3	(1.2)	—	(0.9)
Net income	307.3	284.4	51.7	(335.7)	307.7
Net income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income attributable to PCC	$307.3	$284.4	$51.3	$(335.7)	$307.3

Condensed Consolidating Statements of Income
Three Months Ended January 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,305.8	$352.1	$(67.6)	$1,590.3
Costs and expenses:
Cost of goods sold	4.5	881.8	283.0	(67.6)	1,101.7
Selling and administrative expenses	23.6	56.5	21.6	—	101.7
Other (income) expense	(0.3)	(0.1)	0.4	—	—
Interest (income) expense, net	(12.9)	16.3	(1.0)	—	2.4
Equity in earnings of subsidiaries	(265.1)	4.1	—	261.0	—
Total costs and expenses	(250.2)	958.6	304.0	193.4	1,205.8
Income before income tax expense and equity in earnings of unconsolidated affiliates	250.2	347.2	48.1	(261.0)	384.5
Income tax benefit (expense)	6.3	(117.2)	(17.0)	—	(127.9)
Equity in earnings of unconsolidated affiliates	—	0.2	2.3	—	2.5
Net income from continuing operations	256.5	230.2	33.4	(261.0)	259.1
Net loss from discontinued operations	—	(0.3)	(1.9)	—	(2.2)
Net income	256.5	229.9	31.5	(261.0)	256.9
Net income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income attributable to PCC	$256.5	$229.9	$31.1	$(261.0)	$256.5

Condensed Consolidating Statements of Income
Nine Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,392.7	$1,145.4	$(256.4)	$5,281.7
Costs and expenses:
Cost of goods sold	12.2	2,991.8	887.1	(256.4)	3,634.7
Selling and administrative expenses	72.8	194.2	64.6	—	331.6
Other expense (income)	5.5	(4.3)	(1.2)	—	—
Interest (income) expense, net	(37.6)	47.5	(5.2)	—	4.7
Equity in earnings of subsidiaries	(919.3)	(51.7)	—	971.0	—
Total costs and expenses	(866.4)	3,177.5	945.3	714.6	3,971.0
Income before income tax expense and equity in earnings of unconsolidated affiliates	866.4	1,215.2	200.1	(971.0)	1,310.7
Income tax benefit (expense)	21.6	(408.3)	(45.9)	—	(432.6)
Equity in earnings of unconsolidated affiliates	—	0.8	10.6	—	11.4
Net income from continuing operations	888.0	807.7	164.8	(971.0)	889.5
Net income (loss) from discontinued operations	—	0.9	(1.2)	—	(0.3)
Net income	888.0	808.6	163.6	(971.0)	889.2
Net income attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)
Net income attributable to PCC	$888.0	$808.6	$162.4	$(971.0)	$888.0

Condensed Consolidating Statements of Income
Nine Months Ended January 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,837.4	$916.8	$(209.0)	$4,545.2
Costs and expenses:
Cost of goods sold	12.8	2,616.5	725.3	(209.0)	3,145.6
Selling and administrative expenses	65.4	171.1	61.7	—	298.2
Other expense (income)	3.8	(1.8)	(2.0)	—	—
Interest (income) expense, net	(35.9)	45.7	(2.2)	—	7.6
Equity in earnings of subsidiaries	(769.6)	(26.3)	—	795.9	—
Total costs and expenses	(723.5)	2,805.2	782.8	586.9	3,451.4
Income before income tax expense and equity in earnings of unconsolidated affiliates	723.5	1,032.2	134.0	(795.9)	1,093.8
Income tax benefit (expense)	19.0	(348.2)	(39.6)	—	(368.8)
Equity in earnings of unconsolidated affiliates	—	0.9	13.6	—	14.5
Net income from continuing operations	742.5	684.9	108.0	(795.9)	739.5
Net income (loss) from discontinued operations	—	6.5	(2.4)	—	4.1
Net income	742.5	691.4	105.6	(795.9)	743.6
Net income attributable to noncontrolling interests	—	—	(1.1)	—	(1.1)
Net income attributable to PCC	$742.5	$691.4	$104.5	$(795.9)	$742.5

Condensed Consolidating Balance Sheets
January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$129.3	$7.4	$200.6	$—	$337.3
Receivables, net	45.2	3,711.3	199.5	(2,815.7)	1,140.3
Inventories	—	1,539.4	295.0	—	1,834.4
Prepaid expenses and other current assets	1.9	20.0	10.7	—	32.6
Income tax receivable	28.5	—	—	(14.1)	14.4
Deferred income taxes	6.4	—	7.4	(11.1)	2.7
Discontinued operations	—	28.9	82.2	(97.6)	13.5
Total current assets	211.3	5,307.0	795.4	(2,938.5)	3,375.2
Property, plant and equipment, net	1.6	982.6	303.2	—	1,287.4
Goodwill	—	2,874.6	566.7	—	3,441.3
Deferred income taxes	34.1	—	—	(34.1)	—
Investments in subsidiaries	11,079.3	531.5	—	(11,610.8)	—
Other assets	192.2	1,332.4	526.5	—	2,051.1
Discontinued operations	—	23.5	19.5	(0.2)	42.8
	$11,518.5	$11,051.6	$2,211.3	$(14,583.6)	$10,197.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$—	$0.3	$0.2	$—	$0.5
Accounts payable	2,987.6	481.3	115.4	(2,913.1)	671.2
Accrued liabilities	27.4	248.8	60.9	(1.1)	336.0
Income tax payable	—	—	14.1	(14.1)	—
Deferred income taxes	—	11.1	—	(11.1)	—
Discontinued operations	—	6.0	0.5	—	6.5
Total current liabilities	3,015.0	747.5	191.1	(2,939.4)	1,014.2
Long-term debt	201.6	0.3	6.0	—	207.9
Deferred income taxes	—	331.8	49.8	(34.1)	347.5
Pension and other postretirement benefit obligations	165.1	85.0	0.9	—	251.0
Other long-term liabilities	16.7	197.0	39.8	—	253.5
Discontinued operations	—	3.8	—	(0.2)	3.6
Commitments and contingencies (See Notes)
Total equity	8,120.1	9,686.2	1,923.7	(11,609.9)	8,120.1
	$11,518.5	$11,051.6	$2,211.3	$(14,583.6)	$10,197.8

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

Condensed Consolidating Statements of Cash Flows
Nine Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$50.2	$507.9	$99.7	$—	$657.8
Acquisitions of businesses, net of cash acquired	(944.0)	(444.6)	(20.1)	—	(1,408.7)
Capital expenditures	(0.5)	(82.8)	(20.1)	—	(103.4)
Intercompany advances	—	7.0	7.5	(14.5)	—
Intercompany loans	40.1	—	—	(40.1)	—
Other investing activities, net	—	7.9	(2.3)	—	5.6
Net cash provided (used) by investing activities of discontinued operations	—	0.3	(1.5)	1.1	(0.1)
Net cash used by investing activities	(904.4)	(512.2)	(36.5)	(53.5)	(1,506.6)
Net change in short-term borrowings	—	—	0.1	—	0.1
Net change in long-term debt	(28.6)	0.1	—	—	(28.5)
Common stock issued	74.9	—	—	—	74.9
Excess tax benefits from share-based payment arrangements	23.4	—	—	—	23.4
Cash dividends	(13.0)	—	—	—	(13.0)
Intercompany advances	(13.4)	—	—	13.4	—
Intercompany loans	—	—	(40.1)	40.1	—
Other financing activities, net	—	—	(0.3)	—	(0.3)
Net cash provided (used) by financing activities	43.3	0.1	(40.3)	53.5	56.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(29.5)	—	(29.5)
Net decrease in cash and cash equivalents	(810.9)	(4.2)	(6.6)	—	(821.7)
Cash and cash equivalents at beginning of period	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of period	$129.3	$7.4	$200.6	$—	$337.3

Condensed Consolidating Statements of Cash Flows
Nine Months Ended January 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$63.1	$606.4	$65.2	$(2.7)	$732.0
Acquisitions of businesses, net of cash acquired	(25.0)	(12.2)	—	—	(37.2)
Investment in unconsolidated affiliates	—	—	(4.1)	—	(4.1)
Capital expenditures	—	(58.0)	(25.7)	—	(83.7)
Intercompany advances	—	(555.3)	18.7	536.6	—
Intercompany loans	(7.2)	—	—	7.2	—
Other investing activities, net	14.9	19.2	(7.7)	—	26.4
Net cash provided (used) by investing activities of discontinued operations	—	0.2	5.3	(3.3)	2.2
Net cash (used) provided by investing activities	(17.3)	(606.1)	(13.5)	540.5	(96.4)
Net change in long-term debt	(14.3)	(0.2)	—	—	(14.5)
Common stock issued	69.1	—	—	—	69.1
Excess tax benefits from share-based payment arrangements	23.1	—	—	—	23.1
Cash dividends	(12.8)	—	—	—	(12.8)
Intercompany advances	533.3	—	—	(533.3)	—
Intercompany loans	—	(1.4)	8.6	(7.2)	—
Other financing activities, net	—	—	(0.9)	—	(0.9)
Net cash provided (used) by financing activities	598.4	(1.6)	7.7	(540.5)	64.0
Effect of exchange rate changes on cash and cash equivalents	—	—	10.8	—	10.8
Net increase (decrease) in cash and cash equivalents	644.2	(1.3)	70.2	(2.7)	710.4
Cash and cash equivalents at beginning of period	14.8	1.3	96.3	—	112.4
Cash and cash equivalents at end of period	$659.0	$—	$166.5	$(2.7)	$822.8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended January 1, 2012 and January 2, 2011

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	1/1/12	1/2/11	$	%
Net sales	$1,816.8	$1,590.3	$226.5	14.2%
Costs and expenses:
Cost of goods sold	1,244.1	1,101.7	142.4	12.9
Selling and administrative expenses	113.7	101.7	12.0	11.8
Interest expense, net	2.4	2.4	—	—
Total costs and expenses	1,360.2	1,205.8	154.4	12.8
Income before income tax expense and equity in earnings of unconsolidated affiliates	456.6	384.5	72.1	18.8
Income tax expense	(152.1)	(127.9)	(24.2)	18.9
Effective tax rate	33.3%	33.3%
Equity in earnings of unconsolidated affiliates	4.1	2.5	1.6	64.0
Net income from continuing operations	308.6	259.1	49.5	19.1
Net loss from discontinued operations	(0.9)	(2.2)	1.3	(59.1)
Net income	307.7	256.9	50.8	19.8
Net income attributable to noncontrolling interests	(0.4)	(0.4)	—	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$307.3	$256.5	$50.8	19.8%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.12	$1.80	$0.32	17.8%
Net loss per share from discontinued operations	(0.01)	(0.02)	0.01	(50.0)
Net income per share	$2.11	$1.78	$0.33	18.5%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	1/1/12	1/2/11	$	%
Nickel	$8.34	$10.70	$(2.36)	(22)%
London Metal Exchange[1]
Titanium	$4.47	$4.71	$(0.24)	(5)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$15.03	$18.83	$(3.80)	(20)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	1/1/12	1/2/11	$	%
Investment Cast Products[2]	$70.7	$56.6	$14.1	25%
Forged Products[3]	234.5	173.6	60.9	35
Fastener Products[4]	36.0	25.3	10.7	42
Total intercompany sales	$341.2	$255.5	$85.7	34%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $10.9 million and $6.8 million for the third quarter of fiscal 2012 and 2011, respectively.
[3]	Forged Products: Includes sales between segments of $23.5 million and $15.5 million for the third quarter of fiscal 2012 and 2011, respectively.
[4]	Fastener Products: Includes sales between segments of $1.1 million and $1.0 million for the third quarter of fiscal 2012 and 2011, respectively.

Sales for the third quarter of fiscal 2012 were $1,816.8 million, an increase of $226.5 million, or 14.2%, from $1,590.3 million in the same quarter last year. The increase in sales was primarily driven by solid aerospace casting and forging growth of approximately 14%, excluding the impact of acquisitions. The Investment Cast Products and Forged Products segments are maintaining a stable level of Boeing 787 production to support current build rates and aftermarket sales increased approximately 25% over the prior year. Within our power markets, we experienced steady improvement in industrial gas turbine (“IGT”) sales, driven by both new orders and aftermarket demand, increasing over the prior year by approximately 10%, excluding the impact of acquisitions. We have made great strides in penetrating the oil and gas markets and as a result, oil and gas sales increased more than 50% from the same quarter last year. In addition, we acquired six businesses during the first nine months of fiscal 2012. The acquisitions contributed approximately $150 million to sales in the third quarter of fiscal 2012. Partially offsetting these increases was a decline in general industrial sales of approximately 5%, as low margin sales were replaced with higher margin products in other market segments and internally sourced material has increased. Additionally, sales of interconnect pipe have declined and we have significantly reduced the amount of pipe we buy and resell from our unconsolidated Chengde joint venture in China. Most of this product is now shipped directly from Chengde to end customers. Contractual material pass-through pricing and higher external selling prices of nickel alloy from the Forged Products segment's three primary mills added approximately $51 million to top-line revenues in the current quarter versus a year ago (also included in market increases discussed above). Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Although nickel prices decreased 22%, as reported on the London Metal Exchange (LME), compared to the same quarter last year, volume increases, customer directed forward purchases of nickel, and material price escalators associated with other raw materials drove the increase in material pass-through and selling prices of nickel alloy over the prior year.
With regard to growth in the commercial aircraft industry, based on data from The Airline Monitor as of January 2012, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2012 as compared to 2011. Due to manufacturing lead times and scheduled build rates, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2013, and therefore we anticipate that our aerospace sales will continue to increase in fiscal 2013.
Net income from continuing operations attributable to PCC for the third quarter of fiscal 2012 was $308.2 million, or $2.12 per share (diluted) compared to net income from continuing operations attributable to PCC for the third quarter of fiscal 2011 of $258.7 million, or $1.80 per share (diluted). Net income attributable to PCC (including discontinued operations) for the third quarter of fiscal 2012 was $307.3 million, or $2.11 per share (diluted), compared with net income attributable to PCC of $256.5 million, or $1.78 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the third quarter of fiscal 2012 was $3.9 million, compared with $3.7 million for the third quarter last year. The higher interest expense is primarily due to a make-whole prepayment of interest associated with our outstanding private note, which we elected to retire early. The private note was repaid in November 2011 in advance of its August 2014 stated maturity. Interest income for the third quarter of fiscal 2012 was $1.5 million, compared with $1.3 million for the third quarter last year, as a result of an increase in cash balances invested outside the U.S. earning rates higher than U.S. interest rates.
The effective tax rate for the third quarter of fiscal 2012 and fiscal 2011 was 33.3%. There were no significant items driving the effective tax rate in the current quarter compared to the same quarter last year.
Acquisitions
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.
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
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition is an asset purchase for tax purposes and operates as part of the Fastener Products segment.
The above business acquisitions, in addition to two minor acquisitions, were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date. The purchase price allocations for each business acquisition are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.
Discontinued Operations
Net loss from discontinued operations was $0.9 million, or $0.01 per share (diluted) for the third quarter of fiscal 2012 compared with a net loss of $2.2 million, or $0.02 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. Net loss from discontinued operations in the prior year was primarily due to the release of accumulated currency translation adjustment component of equity for entities that had been substantially liquidated.

Results of Operations by Segment - Comparison Between Three Months Ended January 1, 2012 and January 2, 2011

(in millions)	Three Months Ended		Increase/(Decrease)
	1/1/12	1/2/11	$	%
Net sales:
Investment Cast Products	$582.1	$537.7	$44.4	8.3%
Forged Products	771.5	708.5	63.0	8.9
Fastener Products	463.2	344.1	119.1	34.6
Consolidated net sales	$1,816.8	$1,590.3	$226.5	14.2%
Segment operating income (loss):
Investment Cast Products	$193.0	$170.8	$22.2	13.0%
% of sales	33.2%	31.8%
Forged Products	172.6	141.8	30.8	21.7
% of sales	22.4%	20.0%
Fastener Products	124.1	104.8	19.3	18.4
% of sales	26.8%	30.5%
Corporate expenses	(30.7)	(30.5)	(0.2)	0.7
Total segment operating income	459.0	386.9	$72.1	18.6%
% of sales	25.3%	24.3%
Interest expense, net	2.4	2.4
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$456.6	$384.5
Investment Cast Products
Investment Cast Products' sales were $582.1 million for the quarter, compared to sales of $537.7 million in the third quarter of fiscal 2011, an increase of $44.4 million. Operating income was $193.0 million for the quarter, an increase of $22.2 million from $170.8 million in the third quarter of fiscal 2011. Operating income as a percent of sales for the third quarter increased to 33.2% from 31.8% of sales in the same quarter last year. Year over year, aerospace sales increased approximately 10%, driven by steady base aircraft production rates. Commercial aerospace original equipment manufacturer ("OEM") orders continued to support the current Boeing 787 schedules. This segment has also experienced strong aerospace aftermarket gains and strength in external alloy sales over the prior year. IGT sales increased approximately 5% year over year, primarily due to higher aftermarket activity.
The segment's operating income as a percent of sales increased 1.4 percentage points over the prior year as the segment continues to generate solid drop-through on increased volume by leveraging significantly improved productivity levels and other cost-reduction benefits achieved during the last downturn. Contractual pricing related to pass-through of increased material costs was approximately $19 million in the third quarter of fiscal 2012 as compared to approximately $13 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in the third quarter of fiscal 2012 compared to 0.8 percentage points in the third quarter of fiscal 2011.
We anticipate solid aerospace OEM sales growth in the Investment Cast Products' segment in fiscal 2013 as current Boeing 787 schedules are pointing to a moderate ramp in activity beginning in the first quarter of fiscal 2013. Sales will continue to benefit from increased production rates in other base commercial aerospace programs with the next increment scheduled in the second and third quarter of fiscal 2013. We are also anticipating growth in our IGT business as a more favorable dollar content mix is expected to drive sales higher into fiscal 2013.
Forged Products
Forged Products' sales were $771.5 million for the quarter, compared to sales of $708.5 million in the third quarter of fiscal 2011, an increase of $63.0 million. Operating income was $172.6 million for the quarter, an increase of $30.8 million from $141.8 million in the third quarter of fiscal 2011. Operating income as a percent of sales for the third quarter increased to 22.4% from 20.0% of sales in the same quarter last year. Third quarter fiscal 2012 results include the benefit from KLAD, Tru-Form and Rollmet for a full quarter. Similar to Investment Cast Products, this segment experienced accelerating base commercial aircraft build rates, as aerospace sales improved by approximately 15% year over year, excluding the impact of acquisitions. IGT sales increased approximately 15% compared to a year ago, as a result of improved OEM volume. Aided by the acquisitions of Rollmet and KLAD, the segment has made great strides in penetrating the oil and gas markets, with sales increasing in this market by more than 50% from the same quarter last year. The growth in the oil and gas market helped to offset a year over year decrease in interconnect pipe sales. We have also significantly reduced the amount of pipe we buy and resell from our unconsolidated Chendge joint venture in China. Most of this product is now shipped directly from Chengde to end customers. The segment saw an increase of approximately $60 million, or 35%, in intercompany sales activity, which reduces external sales as more material is internally sourced. Contractual material pass-through pricing contributed approximately $50 million of sales in the third quarter of fiscal 2012 compared to approximately $39 million of sales in the prior year. Higher external selling prices of nickel alloy from the segment's three primary mills added approximately $34 million to top-line revenues in the current quarter versus a year ago (also included in market increases discussed above). Although nickel price decreased 22%, as reported on the London Metal Exchange (LME), compared to the same quarter last year, volume increases, customer directed forward purchases of nickel, and material price escalators associated with other raw materials drove the increase in material pass-through and selling prices of nickel alloy over the prior year.
Operating income as a percent of sales increased 2.4 percentage points compared to a year ago in the face of higher metal pass-through and selling prices. Operationally, the segment achieved greater throughput across its high fixed cost asset base and better revert utilization, and increased internal metal sourcing in an effort to reduce costs. Contractual pass-through of higher raw material costs diluted operating margins by 1.5 percentage points in the current quarter compared to 1.2 percentage points in the same period a year ago.
The Forged Products segment is poised for modest aerospace growth in the second quarter of fiscal 2013 as base aircraft schedules accelerate and market share gains are realized. Boeing 787 production will also provide some growth with the anticipated ramp in the first quarter of fiscal 2013. We anticipate a steady recovery in interconnect pipe for coal-fired applications in fiscal 2013 and foresee opportunities for sales growth in oil and gas markets going forward. Delivery of the segment's Saudi Aramco nickel casing order is scheduled to begin late in the fourth quarter of fiscal 2012 and continue into the third quarter of fiscal 2013. Additionally, a nickel casing order in excess of $100 million with a second major customer is expected to start shipping by late spring, with final deliveries expected in the fourth quarter of fiscal 2013.
Fastener Products
Fastener Products' sales were $463.2 million for the quarter, compared to sales of $344.1 million in the third quarter of fiscal 2012, an increase of $119.1 million. Operating income was $124.1 million for the quarter, an increase of $19.3 million from $104.8 million in the third quarter of fiscal 2011. Operating income as a percent of sales for the third quarter decreased to 26.8% of sales from 30.5% in the same quarter last year. Third quarter fiscal 2012 results include the contribution from Primus for the full quarter and PB Fasteners for most of the quarter, which added approximately $100 million to sales. This segment experienced steady growth in base aerospace sales, which increased approximately 5%, exclusive of sales from acquisitions, due to a solid new base of non-core, less complex fastener products and the strength of increased backlogs. The segment continues to lag Boeing 787 production rates as customer inventory levels continue to be depleted. General industrial sales declined approximately 3% over the prior year, exclusive of sales from acquisitions, primarily within the automotive and construction markets.
The Fastener Products segment continues to achieve operational improvements, however, operating margins decreased 3.7 percentage points year over year primarily due to the inclusion of lower-margin sales from the acquisitions in this quarter's results.
The Fastener Products segment is expected to benefit when Boeing 787 production schedules accelerate and core aerospace product sales recover, although, there is no current line of sight related to the timing of these items. In addition to this growth, sales will also improve through fiscal 2013 as market share gains in the new Boeing contract move into production. The addition of PB Fasteners, which closed early in the third quarter of fiscal 2012, further strengthens our fastener product line, adds to our already strong position on the Boeing 787, and will provide many opportunities on other composite aircraft in the future. We also have a strong focus on development of our aerostructures platform. With the integration of Primus actively underway, the segment has already begun to capture valuable synergies and to achieve top- and bottom-line growth.

Consolidated Results of Operations - Comparison Between Nine Months Ended January 1, 2012 and January 2, 2011

	Nine Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	1/1/12	1/2/11	$	%
Net sales	$5,281.7	$4,545.2	$736.5	16.2%
Costs and expenses:
Cost of goods sold	3,634.7	3,145.6	489.1	15.5
Selling and administrative expenses	331.6	298.2	33.4	11.2
Interest expense, net	4.7	7.6	(2.9)	(38.2)
Total costs and expenses	3,971.0	3,451.4	519.6	15.1
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,310.7	1,093.8	216.9	19.8
Income tax expense	(432.6)	(368.8)	(63.8)	17.3
Effective tax rate	33.0%	33.7%
Equity in earnings of unconsolidated affiliates	11.4	14.5	(3.1)	(21.4)
Net income from continuing operations	889.5	739.5	150.0	20.3
Net (loss) income from discontinued operations	(0.3)	4.1	(4.4)	(107.3)
Net income	889.2	743.6	145.6	19.6
Net income attributable to noncontrolling interests	(1.2)	(1.1)	0.1	9.1
Net income attributable to Precision Castparts Corp. (“PCC”)	$888.0	$742.5	$145.5	19.6%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$6.11	$5.14	$0.97	18.9%
Net income per share from discontinued operations	—	0.03	(0.03)	(100.0)
Net income per share	$6.11	$5.17	$0.94	18.2%

Average market price of key metals (per pound)	Nine Months Ended		Increase/(Decrease)
	1/1/12	1/2/11	$	%
Nickel	$9.74	$10.19	$(0.45)	(4)%
London Metal Exchange[1]
Titanium	$4.92	$4.69	$0.23	5%
Ti 6-4 bulk, Metalprices.com
Cobalt	$16.80	$20.18	$(3.38)	(17)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Nine Months Ended		Increase/(Decrease)
	1/1/12	1/2/11	$	%
Investment Cast Products[2]	$223.1	$174.8	$48.3	28%
Forged Products[3]	685.1	557.1	128.0	23
Fastener Products[4]	86.9	74.2	12.7	17
Total intercompany sales	$995.1	$806.1	$189.0	23%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $34.3 million and $27.2 million for the first nine months of fiscal 2012 and 2011, respectively.
[3]	Forged Products: Includes sales between segments of $58.4 million and $47.4 million for the first nine months of fiscal 2012 and 2011, respectively.
[4]	Fastener Products: Includes sales between segments of $3.4 million and $3.1 million for the first nine months of fiscal 2012 and 2011, respectively.

Sales for the first nine months of fiscal 2012 were $5,281.7 million, an increase of $736.5 million, or 16.2%, from $4,545.2 million in the same period last year. The increase in sales was primarily driven by solid aerospace casting and forging growth of approximately 15%, excluding the impact of acquisitions. The Investment Cast Products and Forged Products segments are maintaining a stable level of Boeing 787 production to support current build rates. Within our power markets, we experienced steady improvement in IGT sales, driven by both new orders and aftermarket demand, which contributed an approximate 15% increase over the prior year, excluding the impact of acquisitions. In addition, we acquired six businesses during the first nine months of fiscal 2012. The acquisitions contributed approximately $250 million to sales in the first nine months of fiscal 2012. Partially offsetting these increases was a decline in sales of interconnect pipe of approximately 25%, primarily due to a reduction in demand from China. Contractual material pass-through pricing and higher external selling prices of nickel alloy from the Forged Products segment's three primary mills added approximately $195 million to top-line revenues in the first nine months of fiscal 2012 versus the same period a year ago (also included in market increases discussed above). Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Although nickel prices decreased 4%, as reported on the London Metal Exchange (LME), compared to the same period last year, volume increases, customer directed forward purchases of nickel, and material price escalators associated with other raw materials drove the increase in material pass-through and selling prices of nickel alloy over the prior year.
With regard to growth in the commercial aircraft industry, based on data from The Airline Monitor as of January 2012, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2012 as compared to 2011. Due to manufacturing lead times and scheduled build rates, our production volumes are generally 6 to 9 months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2013, and therefore we anticipate that our aerospace sales will continue to increase in fiscal 2013.
Net income from continuing operations attributable to PCC for the first nine months of fiscal 2012 was $888.3 million, or $6.11 per share (diluted) compared to net income from continuing operations attributable to PCC for the first nine months of fiscal 2011 of $738.4 million, or $5.14 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first nine months of fiscal 2012 was $888.0 million, or $6.11 per share (diluted), compared with net income attributable to PCC of $742.5 million, or $5.17 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first nine months of fiscal 2012 was $10.0 million, compared with $10.5 million for the first nine months last year. The reduced interest expense is primarily due to lower debt balances, partially offset by a make-whole prepayment of interest associated with our outstanding private note, which we elected to retire early. Interest income for the first nine months of fiscal 2012 was $5.3 million, compared with $2.9 million for the first nine months last year, as a result of higher average cash balances and higher realized interest rates on invested cash.
The effective tax rate for the first nine months of fiscal 2012 was 33.0%, 0.7 percentage points lower than the 33.7% effective rate in the same period last year. The lower effective rate in the current period is primarily due to a reduction in deferred tax liabilities as a result of a reduction of the United Kingdom tax rate, benefits from non-recurring adjustments to prior year tax assets and liabilities, and increased benefits from earnings taxed at rates lower than the U.S. statutory rate, partially offset by an increase in nondeductible expenses.
Discontinued Operations
Net loss from discontinued operations was $0.3 million for the first nine months of fiscal 2012 compared with net income of $4.1 million, or $0.03 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. Net income from discontinued operations for the first nine months of fiscal 2011 primarily includes a gain from the sale of an automotive fastener operation, partially offset by the release of the accumulated currency translation adjustment component of equity for entities that had been substantially liquidated.

Results of Operations by Segment - Comparison Between Nine Months Ended January 1, 2012 and January 2, 2011

(in millions)	Nine Months Ended		Increase/(Decrease)
	1/1/12	1/2/11	$	%
Net sales:
Investment Cast Products	$1,724.2	$1,536.7	$187.5	12.2%
Forged Products	2,331.4	2,008.4	323.0	16.1
Fastener Products	1,226.1	1,000.1	226.0	22.6
Consolidated net sales	$5,281.7	$4,545.2	$736.5	16.2%
Segment operating income (loss):
Investment Cast Products	$570.0	$488.4	$81.6	16.7%
% of sales	33.1%	31.8%
Forged Products	493.2	392.1	101.1	25.8
% of sales	21.2%	19.5%
Fastener Products	344.6	306.0	38.6	12.6
% of sales	28.1%	30.6%
Corporate expenses	(92.4)	(85.1)	(7.3)	8.6
Total segment operating income	1,315.4	1,101.4	$214.0	19.4%
% of sales	24.9%	24.2%
Interest expense, net	4.7	7.6
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,310.7	$1,093.8
Investment Cast Products
Investment Cast Products' sales were $1,724.2 million for the first nine months of fiscal 2012, compared to sales of $1,536.7 million in the first nine months of fiscal 2011, an increase of $187.5 million. Operating income was $570.0 million for the first nine months of fiscal 2012, an increase of $81.6 million from $488.4 million in the first nine months of fiscal 2011. Operating income as a percent of sales for the first nine months of fiscal 2012 increased to 33.1% from 31.8% of sales in the same period last year. Year over year, aerospace sales increased approximately 15%, driven by steady base aircraft production rates. Commercial aerospace original equipment manufacturer ("OEM") orders continued to support the current Boeing 787 schedules. IGT sales increased approximately 10% year over year, primarily due to aftermarket activity.
The segment's operating income as a percent of sales increased by 1.3 percentage points over the prior year as the segment continues to generate solid incremental margins on increased sales volumes into aerospace and IGT markets. Contractual pricing related to pass-through of increased material costs was approximately $57 million in the first nine months of fiscal 2012, as compared to approximately $33 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in the first nine months of fiscal 2012, compared to 0.7 percentage points in the first nine months of fiscal 2011.
Forged Products
Forged Products' sales were $2,331.4 million for the first nine months of fiscal 2012, compared to sales of $2,008.4 million in the first nine months of fiscal 2011, an increase of $323.0 million. Operating income was $493.2 million for the first nine months of fiscal 2012, an increase of $101.1 million from $392.1 million in the first nine months of fiscal 2011. Operating income as a percent of sales for the first nine months of fiscal 2012 increased to 21.2% from 19.5% of sales in the same period last year. Results for the first nine months of fiscal 2012 include the benefit from KLAD, which was acquired late in the first quarter of fiscal 2012, and Tru-Form and Rollmet, which were acquired in the second quarter of fiscal 2012. Similar to Investment Cast Products, this segment experienced accelerating base commercial aircraft build rates, as aerospace sales improved by approximately 20% year over year, excluding the impact of acquisitions. IGT sales increased approximately 45% (excluding the impact of acquisitions) compared to a year ago, as a result of improved OEM volume. Aided by the acquisitions of Rollmet and KLAD, the segment has made great strides in penetrating the oil and gas markets. Oil and gas sales increased approximately 45% from the same period last year. The growth in the oil and gas market helped to offset a year over year decrease in interconnect pipe sales of approximately 25%, primarily due to a reduction in demand from China. The segment saw an increase of approximately $128 million, or 23%, in intercompany sales activity, which reduces external sales as more material is internally sourced. Contractual material pass-through pricing contributed approximately $157 million of sales in the first nine months of fiscal 2012 compared to approximately $123 million of sales in the same period last year. Higher external selling prices of nickel alloy from the segment's three primary mills added approximately $136 million to top-line revenues in the first nine months of fiscal 2012 versus a year ago (also included in market increases discussed above). Although nickel price decreased 4%, as reported on the London Metal Exchange (LME), compared to the same period last year, volume increases, customer directed forward purchases of nickel, and material price escalators associated with other raw materials drove the increase in material pass-through and selling prices of nickel alloy over the prior year.
Operating income as a percent of sales increased 1.7 percentage points compared to a year ago in the face of higher metal pass-through and selling prices. Operationally, the segment achieved solid leverage on increased volumes coupled with returning strength of some of its core products and substantially improved performance in its general industrial plants. Additionally, the segment increased internal metal sourcing in an effort to reduce costs. Contractual pass-through of higher raw material costs diluted operating margins by 1.5 percentage points in the first nine months of fiscal 2012 compared to 1.3 percentage points in the same period a year ago.
Fastener Products
Fastener Products' sales were $1,226.1 million for the first nine months of fiscal 2012, compared to sales of $1,000.1 million in the first nine months of fiscal 2011, an increase of $226.0 million. Operating income was $344.6 million for the first nine months of fiscal 2012, an increase of $38.6 million from $306.0 million in the first nine months of fiscal 2011. Operating income as a percent of sales for the first nine months of fiscal 2012 decreased to 28.1% of sales from 30.6% of sales in the same period last year. Results for the first nine months of fiscal 2012 include the contribution from Primus for nearly five months of the period and PB Fasteners for nearly three months of the period, which added approximately $150 million to sales. This segment experienced steady growth in base aerospace sales, which increased approximately 5% (exclusive of sales from acquisitions) due to a solid new base of non-core, less complex fastener products and the strength of increased backlogs. The segment continues to lag Boeing 787 production rates as customer inventory levels continue to be depleted. General industrial sales grew by approximately 5% over the prior year, exclusive of sales from acquisitions.
The Fastener Products segment continues to achieve operational improvements, however, operating margins decreased 2.5 percentage points year over year primarily due to the inclusion of lower-margin sales from the acquisitions in the fiscal 2012 results.

Changes in Financial Condition and Liquidity
Total assets of $10,197.8 million at January 1, 2012 represented a $1,241.9 million increase from the $8,955.9 million balance at April 3, 2011. The increase principally reflects cash generated from operations during the first nine months of fiscal 2012 totaling $657.8 million and increased inventories driven by purchases to support increasing oil and gas pipe sales, new product testing delays associated with our penetration in the oil and gas market, and an inventory build in anticipation of maintenance scheduled in the second quarter of fiscal 2013. In addition, tangible and intangible assets recorded in the acquisitions of Rollmet, Tru-Form, Primus and PB Fasteners contributed to the increase. Total capitalization at January 1, 2012 was $8,328.5 million, consisting of $208.4 million of debt and $8,120.1 million of equity. The debt-to-capitalization ratio declined to 2.5% at January 1, 2012 from 3.2% at the end of fiscal 2011, reflecting debt reductions and the impact of increased equity from earnings and stock issuances through employee stock compensation programs.
Cash as of January 1, 2012 was $337.3 million, a decrease of $821.7 million from the end of fiscal 2011. Total debt was $208.4 million, a decrease of $28.2 million from the end of fiscal 2011. The reduction in cash by $821.7 million primarily reflects cash paid to acquire businesses of $1,408.7 million and capital expenditures of $103.4 million, partially offset by cash generated by operations of $657.8 million (after $50.0 million of cash paid for voluntary pension contributions) and $98.3 million from the issuance of common stock and related tax benefits.
We expect our baseline capital expenditures for fiscal 2012 to be moderately higher than fiscal 2011 based on our current forecasts. These expenditures continue to be targeted for cost reduction projects and equipment upgrades within our Forged Products and Investment Cast Products segments.
In the first nine months of fiscal 2012, we contributed $58.2 million to our defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $3.3 million of additional required contributions in fiscal 2012, for total contributions to the defined benefit pension plans of approximately $61.5 million in fiscal 2012. We expect to contribute a total of approximately $7.5 million to other postretirement benefit plans during fiscal 2012.
During the first nine months of fiscal 2012, we closed on six acquisitions in the amount of $1,408.7 million. These acquisitions were funded from cash on hand and the proceeds from commercial paper debt issuances, which was repaid prior to the end of the third quarter of fiscal 2012.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. There were no commercial paper borrowings outstanding as of January 1, 2012. For the three and nine months ended January 1, 2012, the average amount of commercial paper borrowings outstanding was $92.8 million and $76.8 million, respectively, and the weighted average interest rate was 0.3%. During the first nine months of fiscal 2012, the largest daily balance of outstanding commercial paper borrowings was $390.0 million. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
On November 30, 2011, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, and other lenders from time to time party thereto (collectively the “Lenders”). On the same day, we also terminated our prior credit agreement with Bank of America, N.A. and the other lenders under such agreement. The New Credit Agreement consists of a five-year, $1.0 billion revolving credit facility (with a $500 million increase option, subject to approval of the Lenders) maturing during November 2016, unless extended pursuant to two 364-day extension options (subject to approval of the Lenders). The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants.
Our unused borrowing capacity as of January 1, 2012 was $1.0 billion under the New Credit Agreement. Our financial covenant requirement and actual ratio as of January 1, 2012 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	2.5%

[1]	Terms are defined in the New Credit Agreement.
As of January 1, 2012, we were in compliance with all financial covenants of our loan agreements.
We believe we will be able to meet our short and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions with the cash generated from operations, borrowing from our $1.0 billion revolving credit facility or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.
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
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. Both agencies upgraded our debt rating during fiscal 2011. If the rating agencies were to reduce their current ratings, our interest expense may increase and the terms of future borrowing arrangements may become more stringent or require additional credit support. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.
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
We produce many critical parts for commercial and military aircraft, for high pressure applications in power plants, and for oil and gas applications. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing the risk of product liability claims arising from bodily injury or property damage (which generally does not include damages for pollution or environmental liability), but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture most of our parts to strict contractually-established standards and tolerances using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to product warranty costs and claims. Product warranty costs are generally not insured.
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
(a) Exhibits

10.1
Credit Agreement, dated November 30, 2011, by and among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, and the other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed December 5, 2011.)

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

PRECISION CASTPARTS CORP. Registrant

DATE:	February 10, 2012	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)