Form 10-K
period 2012-04-01
PRECISION CASTPARTS CORP
filed 2012-05-31
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 1, 2012
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
Large accelerated filer ☒            Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant as of October 2, 2011, was $22,408,661,685.
As of the close of business on May 17, 2012, the Registrant had 145,312,030 shares of Common Stock, without par value, outstanding.
Portions of the Registrant’s Proxy Statement to be filed in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS
Precision Castparts Corp. (“PCC”, “the Company”, or “we”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings and fasteners/fastener systems for critical aerospace and industrial gas turbine (“IGT”) applications. We also provide aerostructures for the aerospace industry; investment castings and forgings for general industrial, armament, medical and other applications; nickel alloys in all standard mill forms from large ingots and billets to plate, sheet, strip, tubing, bar and wire, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; seamless pipe for coal-fired, industrial gas turbine, and nuclear power plants, as well as oil and gas applications; revert management solutions; fasteners for automotive and general industrial markets; specialty alloys for the investment casting industry; refiner plates, screen cylinders and other products for the pulp and paper industry; grinder pumps and affiliated components for low pressure sewer systems; critical auxiliary equipment and gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

Products and Markets
We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Fastener Products. Each of these three business segments is described below.
Investment Cast Products
Our Investment Cast Products segment manufactures investment castings for aircraft engines, IGT engines, airframes, medical prostheses, armament, unmanned aerial vehicles and other industrial applications. The segment also provides alloys to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 32 percent of our sales in fiscal 2012.
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
The commercial aerospace market cycle is a critical determinant of demand for our precision investment casting products. Our aerospace sales are currently consistent with commercial aircraft production rates and are expected to increase steadily as base rates ramp further over the next few years, along with an acceleration in Boeing 787 production.
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
We use various casting technologies to manufacture turbine airfoils. A conventional casting process enables us to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one large superalloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. In addition, we have developed a process to manufacture titanium aluminide blades, the first use of lightweight titanium in the hot section of an aircraft engine. These airfoils are being incorporated into the GenX engine for the Boeing 787.
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

IGT Castings
In fiscal 1995, we began to manufacture investment castings for IGT engines. Due to contractual gains over the past several years, our market share has increased significantly, and we are now the leading supplier of investment castings used in IGT engines. Since the worldwide recession, beginning in the fall of 2008, IGT demand has been relatively weak due to the cancellation or delay of major infrastructure projects. However, by the end of fiscal 2011, aftermarket shipments began to pick up, and original equipment manufacturer ("OEM") activity began to pick up slightly in fiscal 2012, which should continue into next year as OEMs' shipment schedules favor turbines with higher PCC content. IGTs have been the most preferred power source over the past 20 years, and OEMs expect that trend to continue due to the availability of natural gas, overall efficiency of operation, and relative speed/ease of installation. In addition to IGT components, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.
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
Internal Alloy-Making Capability
Operations within our Investment Cast Products segment produce alloys primarily used by PCC and other manufacturers of investment castings. Several of these alloys are patented and trademarked, specifically formulated for the casting of directionally solidified and single crystal airfoils that operate in high-temperature, high-stress engine environments. This operation supplements our other ingot-making furnaces located in Portland, Oregon, and Minerva, Ohio, and our internal supply of nickel-based alloy for investment casting is managed through this group of facilities. The alloys produced also serve such diverse markets as medical, recreational and general industrial.
Forged Products
We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Therefore, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products. In addition, we manufacture high performance nickel-based alloys used to produce forged components for aerospace and non-aerospace markets, which include products for the power generation and oil and gas industries, and other products for oil and gas, chemical processing, pollution control and other industrial applications. The Forged Products segment accounted for approximately 44 percent of our sales in fiscal 2012.
Forged Components
We manufacture forged components from sophisticated titanium and nickel-based alloys for jet engines, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components, made of titanium, steel and other alloys, are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps and housings. We also produce a variety of mechanical and structural tubular forged products from steel and nickel, primarily in the form of extruded, seamless pipe and tubulars, for the domestic and international energy markets, which include coal, industrial gas turbine, and nuclear power plants, co-generation projects, retrofit and life-extension applications, as well as nickel casing and tubulars for the oil and gas industry. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.
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
On July 14, 2011 , we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of GE. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes. Tru-Form operations are located in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England.
On July 22, 2011 , we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum, and carbon steel. Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs. Rollmet operates one facility in Irvine, California.
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
Our alloying processes utilize electric arc, air induction and vacuum induction melting furnaces, while a few specialized alloys are made using a mechanical alloying process. Refining facilities include furnaces for argon-oxygen-decarburization, vacuum arc remelting and electroslag remelting. Our major hot finishing processes include rotary forging, plate rolling, bar rolling, press forging and extrusion of seamless tubulars and shapes. Cold finishing processes include cold rolled sheet and strip, tube and pipe pilgering, cold drawing of bar and wire, and cold drawing and rolling of pipe and tubulars. We produce nickel alloys in all standard mill forms from large ingots and billets to plate, sheet, strip, tubing, bar and wire, the latter of which includes core and filler wires for welding products. Our alloys are classified into unique families recognized worldwide and are sold under such trademarks as INCONEL®, INCOLOY®, MONEL®, NIMONIC®, UDIMET®, BRIGHTRAY® and NILO®.
Revert Management
We are the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace, oil and gas, and IGT markets. Revert includes metal chips, casting gates, bar ends, forging flash and other byproducts from forging, casting, and fastener manufacturing processes that can be re-melted and reused. Our infrastructure and capabilities create a closed loop system for the retention and reuse of internally-generated revert. We also provide metallurgical process solutions and services worldwide for our use and for other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers and foundries, powder metal manufacturers and other industries with special metallurgical requirements.
Fastener Products
We are a leading developer and manufacturer of highly engineered fasteners, fastener systems, aerostructures, and precision components, primarily for critical aerospace applications. A large part of our Fastener Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments. In this regard, Fastener Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation. The Fastener Products segment accounted for approximately 24 percent of our sales in fiscal 2012.
Fastener manufacturing generally begins with metal alloy wire or bar of various diameters, which is then generally cut into fastener blanks of prescribed lengths, formed using highly engineered tools into complex head shapes and dimensional configurations, heat-treated to desired properties, and then thread-rolled to meet exacting customer requirements.
Our aerospace fasteners and related components are manufactured from a variety of nickel, titanium, aluminum and steel alloys and are used on airframes, jet engines, aircraft wheels and brakes, landing gear assemblies, floor boards, and hydraulic systems. They are found in such flight- and safety-critical areas as the wing-to-fuselage, the stabilizers-to-fuselage and the engine-to-wing joints on an aircraft, as well as the airfoil-to-disc and disc-to-shaft connections on a jet engine. These fasteners and related components are not only incorporated in new aircraft builds but are also integrally involved in the maintenance and replacement cycle, particularly in aircraft engine and wheel and brake applications. The product line includes a variety of bolts, sleeve bolts, nuts, nut plates, latches, expandable diameter fasteners, quick release pins, hydraulic fittings, bushings, inserts, collars, and other precision components, including but not limited to metallic and composite assemblies, and precision machined components for airframe applications. While the fasteners, aerostructures and related components are predominantly produced to demanding customer designs, we continue to be active in developing trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance and/or lighter weight. These include AEREX®, MULTIPHASE®, MP35N® and MP159® high-temperature nickel-based alloys.
We have also developed a variety of fasteners, related components and installation tools for use in aerospace and industrial applications requiring proven strength, close dimensional tolerances and high reliability. These technically advanced proprietary products are marketed under the brand names of AVILOK®, BALL-LOK®, CHERRYBUCK®, CHERRYMAX®, CHERRYLOCK®, E-NUT®, FLEXLOC®, FORCEMATE®, FORCETEC®, GROMEX®, HI-LIFE®, MAKE FROM SOLIDTM, MAXIBOLT®, STA-LOK®, TELLEP®, and TUKLOC®. We also hold licenses to use various well-recognized trademarks and technology in the manufacture of our fasteners and related components. These licensed trademarks include HI-LITE®, HI-LOK®, HI-TIGUE®, TORX®, TORX-PLUS®, TAPTITE®, MORTORQ® and MAThread®.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash. Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components. Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies. Headquartered in Bellevue, Washington, Primus operates five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma and Suzhou, China.
On October 4, 2011, we acquired the assets of PB Fasteners ("PB") located in Gardena, California. PB further strengthens our fastener product line with its sleeve bolt technology on the Boeing 787 and other composite body aircraft.
The Fastener Products segment also includes businesses that produce refiner plates and screen cylinders for use in the pulp and paper industry; grinder pumps and affiliated components for low pressure sewer systems for residential and commercial applications and critical auxiliary equipment and gas monitoring systems utilized in the power generation industry; critical engineered fasteners and cold formed parts for automotive and general industry; and a broad range of thread-rolling dies, trimming dies, pins and steel and carbide forging tools for fastener production, principally for aerospace, automotive and general industrial and other applications.

Sales and Distribution
We sell our complex metal components and products into three major market areas: aerospace, power, and general industrial and other. The percentage of sales to these markets is shown below for fiscal 2012, 2011 and 2010.

Our sales to the aerospace market of $4,459.6 million in fiscal 2012 increased 25 percent from $3,572.0 million in fiscal 2011. Sales to the aerospace market as a percentage of total net sales increased from 57 percent in fiscal 2011 to 62 percent in fiscal 2012, principally reflecting solid base aerospace growth and sales from acquired businesses. Our sales to the aerospace market of $3,572.0 million in fiscal 2011 increased 19 percent from $2,991.0 million in fiscal 2010. Sales to the aerospace market as a percentage of total net sales increased from 54 percent in fiscal 2010 to 57 percent in fiscal 2011, largely due to recoveries from aerospace customer destocking coming to an end and a decline in the extruded pipe market.
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

Major Customers
Net direct sales to General Electric Company were 15.4 percent, 12.5 percent and 14.0 percent of total sales in fiscal 2012, 2011 and 2010, respectively, as follows:

	2012	2011	2010
Investment Cast Products	$558.9	$523.2	$494.5
Forged Products	464.2	224.5	243.6
Fastener Products	85.1	27.5	26.7
	$1,108.2	$775.2	$764.8

No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls-Royce and United Technologies are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog
The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $5.9 billion as of April 1, 2012, $4.4 billion as of April 3, 2011, and $3.9 billion as of March 28, 2010. The majority of the backlog is for sales to aerospace and power market customers in the Investment Cast Products, Forged Products and Fastener Products segments. The increase in backlog during fiscal 2012 reflects growth in commercial aerospace and power markets as a result of increased build rates, prompting our customers to place their orders earlier. The increase in backlog during fiscal 2011 reflects increases in customer demand, creating longer lead times as facilities are operating closer to capacity levels. Approximately 80 percent of our backlog is expected to be filled within the 2013 fiscal year.
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

In the Investment Cast Products segment, our principal competitor is Howmet, a subsidiary of Alcoa Inc. Howmet produces superalloy, titanium, stainless steel and aluminum investment castings principally for the aerospace and IGT markets. We believe that Howmet is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. In addition, Pacific Cast Technologies, a subsidiary of Allegheny Technologies, Inc., manufactures large titanium investment castings for jet engine and airframe applications. Many other companies throughout the world also produce superalloy, titanium, stainless steel and aluminum investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.
In the Forged Products segment, our largest competitors are Ladish Co., a subsidiary of Allegheny Technologies, Inc., Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Inc. and Firth Rixson Limited for aerospace structural products, Vallourec & Mannesmann Tubes and Sumitomo Corporation for energy products and Allegheny Technologies, Inc., Carpenter Technology Corporation, Haynes International, Inc., and Firth Rixson Limited for nickel-based alloys and superalloys. We also face increased competition from international companies as customers seek lower cost sources of supply.
International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and foreign companies, particularly where “offset” or “local content” requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. We continue to strive to maintain competitive advantages with high-quality products, low-cost manufacturing, excellent customer service, and expertise in engineering and production.
Our Fastener operations compete with a large number of companies based primarily on technology, price, service, product quality and performance. Of these companies, we consider Alcoa Inc. and LISI to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance and service to our customers.

Research and Development
We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities at these departments amounted to $17.8 million in fiscal 2012, $17.1 million in fiscal 2011, and $25.6 million in fiscal 2010. A substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation are charged to the cost of production and are not included in research and development expenditures.

Employees
At April 1, 2012, we had approximately 21,500 employees, including nearly 7,550 employees in the Investment Cast Products segment, approximately 5,900 employees in the Forged Products segment, approximately 7,200 employees in the Fasteners segment, approximately 130 employees in corporate functions, and approximately 720 employees in discontinued operations. Approximately 22 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate 12 collective bargaining agreements affecting approximately 11 percent of the workforce during fiscal 2013. Management believes that labor relations in the Company have generally been satisfactory.

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
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. At April 1, 2012, we had accrued environmental liabilities of approximately $71.4 million. We believe these liabilities are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our liabilities represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The liabilities include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we have identified vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs as of April 1, 2012 may be paid out over the next ten years, we anticipate that no individual site will be considered to be material.
We have been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under common law, as applied in the environmental remediation context, PRPs may be jointly and severally liable, and therefore the Company may be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current liabilities for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may also be liable for contributing to the cost of cleanup. We are a party to various cost-sharing arrangements with other PRPs at certain sites. Our estimates of current liabilities factor in these cost- sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. We are identified as a PRP at the following federally designated Superfund sites: Lipari Landfill, Gloucester, New Jersey; Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $1.0 million, or 1 percent, of our current environmental liabilities.
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

Forward-looking Statements
Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
We operate in cyclical markets.
A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 62 percent of our total sales in fiscal 2012. Our power sales constituted 21 percent of our total sales in fiscal 2012.
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, and The Boeing Company. General Electric accounted for approximately 15 percent of our total sales for fiscal 2012. No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls Royce and United Technologies are also considered key customers. A financial hardship experienced by any one of these four customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.
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
Sales to the military sector constituted approximately 12 percent of our fiscal 2012 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and those which are cancelled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding, or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.
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
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum and various rare earth elements, which are found in only a few parts of the world and are available from a limited number of suppliers. The availability and costs of these metals and elements may be influenced by private or government cartels, changes in world politics, labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas imposed by governments in countries with rare earth element supplies, market forces of supply and demand, and inflation. These metals and rare earth elements are required for the alloys or processes used or manufactured in our investment cast products, forged products and fastener products segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales and margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.
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
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimates of our environmental costs are based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site, and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties, and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years and that remediation of all currently known sites will be completed within 30 years. While it is possible that a significant portion of the accrued costs may be paid out over the next ten years, we anticipate that no individual site will be considered to be material. We cannot ensure that our estimated liabilities are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts accrued.
We have been named as a PRP at sites identified by the EPA and state regulatory agencies for investigation and remediation under CERCLA and similar state statutes. Under common law, as applied in the environmental remediation context, potentially responsible parties may be jointly and severally liable, and therefore we may be potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current liabilities for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may be jointly and severally liable. It is also possible that we will be designated a PRP at additional sites in the future.
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
We purchase products from and supply products to businesses located outside of the United States. We also have significant operations located outside the United States. In fiscal 2012, approximately 17 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

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
Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and assumptions relating to the employee workforce including salary increases, medical costs, retirement age and mortality. Our results of operations, liquidity, or shareholders' equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liabilities, or changes in employee workforce assumptions. We may have to contribute more cash to various pension plans and record higher pension-related expenses in future periods as a result of decreases in the value of investments held by these plans, or changes in discount rates or other pension assumptions.
A global recession or disruption in global financial markets could adversely affect us.
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	567	42,118	42,685
Foreign	1	1,312	—	1,312
Investment Cast Products
Domestic	49	771,923	2,473,127	3,245,050
Foreign	6	9,090	377,037	386,127
Forged Products
Domestic	57	646,862	6,731,453	7,378,315
Foreign	25	692,041	1,622,807	2,314,848
Fastener Products
Domestic	40	1,603,655	1,692,396	3,296,051
Foreign	22	397,685	760,605	1,158,290
Discontinued Operations
Domestic	6	141,942	329,000	470,942
Foreign	8	205,906	171,644	377,550
Total Company
Domestic	154	3,164,949	11,268,094	14,433,043
Foreign	62	1,306,034	2,932,093	4,238,127
Total	216	4,470,983	14,200,187	18,671,170

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products; see “Item 7. Management’s Discussion and Analysis.”

ITEM 3.	LEGAL PROCEEDINGS
For a general description of claims relating to environmental matters, see “Item 1. Business-Environmental Compliance.”
As of April 1, 2012, there were approximately 76 lawsuits pending against the Company alleging personal injury as the result of exposure to particulates, including asbestos, integrated into our premises or processes or into certain historical products.  It is frequently not possible at the outset of a case to determine which of the plaintiffs actually will pursue a claim against the Company.  Typically, that can only be determined through discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs, unless otherwise expressed in the pleadings, the Company accounts for the lawsuit as one claim against it.  Provided below is a chart showing the number of new claims filed (as described above), the number of claims disposed of (settled or otherwise dismissed) and the approximate dollar amount paid by or on behalf of (including through insurance) the Company in settlement of these claims:

Fiscal	2012	2011
New Claims Filed	20	33
Claims Disposed Of	22	19
Dollars Paid in Settlement (in millions)	$2.6	$—

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since	Age	Position Held With the Registrant
Mark Donegan	(b) 1992	55	Chairman and Chief Executive Officer
Shawn R. Hagel	(c) 1997	46	Senior Vice President, Chief Financial Officer and Assistant Secretary
Kenneth D. Buck	(d) 2005	52	Executive Vice President and President - Forged Products
Kevin M. Stein	(e) 2009	46	Executive Vice President and President - PCC Structurals
Roger A. Cooke	(f) 2000	63	Senior Vice President, General Counsel and Secretary
Kirk G. Pulley	(g) 2004	43	Vice President - Strategic Planning and Corporate Development
_________________________

(a)
The above information is reported as of May 1, 2012. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.

(b)
Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President - Wyman-Gordon in 1999. Previously served as President - PCC Structurals.

(c)	Elected Senior Vice President, Chief Financial Officer and Assistant Secretary in 2008. Previously was elected Vice President and Corporate Controller in 2000.

(d)
Elected Executive Vice President and President - Forged Products in 2010. Previously was elected Executive Vice President and President - PCC Airfoils and Wyman-Gordon in 2008 and Senior Vice President and President - PCC Airfoils in 2005.

(e)
Elected Executive Vice President in 2009 and President - PCC Structurals in 2011. Previously was elected President - Fastener Products Division in 2009. Prior to joining PCC, he was a Division President for Cooper Industries and General Manager for Tyco Electronics.

(f)	Elected Senior Vice President, General Counsel and Secretary in 2008. Previously was elected Vice President - Regulatory and Legal Affairs and Secretary in 2000.

(g)	Elected Vice President - Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of April 1, 2012, there were 4,808 shareholders of record of our common stock. The principal market for our common stock is the New York Stock Exchange, where it trades under the symbol PCP. For information concerning the quarterly high and low sales prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.
Return to Shareholders Performance Graph
The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2007 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends.

MEASUREMENT PERIOD
(by fiscal year)

	2007	2008	2009	2010	2011	2012
S&P 500	100.0	94.39	60.09	87.79	102.27	110.45
S&P 500 Aerospace & Defense	100.0	104.73	63.47	104.34	116.11	120.79
Precision Castparts Corp.	100.0	97.50	60.82	119.46	144.48	167.10

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary of Selected Financial Data

(Unaudited) (In millions, except employee, shareholder and per share data)
Fiscal	2012	2011	2010	2009	2008
Net sales	$7,214.6	$6,220.1	$5,459.2	$6,770.8	$6,675.5
Net income	$1,225.8	$1,014.8	$922.6	$1,044.8	$988.5
Net income attributable to PCC shareholders:
Continuing operations	$1,230.5	$1,009.4	$925.1	$1,036.6	$949.8
Net income attributable to PCC shareholders	$1,224.1	$1,013.5	$921.8	$1,044.5	$987.3
Return on sales from continuing operations	17.1%	16.2%	16.9%	15.3%	14.2%
Return on beginning shareholders’ equity from continuing operations	17.2%	17.1%	19.0%	25.6%	33.4%
Net income per common share attributable to PCC (basic):
Continuing operations	$8.52	$7.07	$6.57	$7.44	$6.88
Net income	$8.48	$7.10	$6.55	$7.49	$7.15
Net income per common share attributable to PCC (diluted):
Continuing operations	$8.45	$7.01	$6.51	$7.37	$6.77
Net income	$8.41	$7.04	$6.49	$7.43	$7.04
Weighted average shares of common stock outstanding
Basic	144.4	142.7	140.7	139.4	138.1
Diluted	145.6	143.9	142.1	140.6	140.2
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Working capital	$2,714.9	$2,708.6	$1,628.3	$1,723.9	$1,167.5
Total assets	$10,558.8	$8,955.9	$7,660.7	$6,721.4	$6,050.1
Total debt	$208.2	$236.6	$250.0	$305.3	$353.1
Total equity	$8,364.8	$7,164.5	$5,891.7	$4,863.1	$4,049.0
Total debt as a percent of total debt and equity	2.4%	3.2%	4.1%	5.9%	8.0%
Book value per share	$57.57	$49.86	$41.52	$34.76	$29.13
Capital expenditures(1)	$194.0	$120.6	$169.5	$205.7	$227.4
Number of employees(2)	21,480	18,308	18,064	20,611	21,558
Number of shareholders of record	4,808	6,262	6,298	5,910	7,617

_________________________

(1)	Includes capital expenditures of discontinued operations

(2)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share data)

Business overview
During fiscal 2012, we leveraged our solid contractual positions in traditional end markets of aerospace and IGT and gained traction in newer businesses such as aerostructures and oil and gas. The commercial aerospace market is robust and does not appear to be slowing down. We are well positioned to benefit from increased base production build rates announced by Boeing and Airbus, and Boeing 787 production is beginning to gain traction. Within our power markets, we experienced solid IGT sales growth, driven by both improved OEM schedules and aftermarket demand for spares. We also generated more than $1.0 billion of cash from operations during fiscal 2012 and revenue reached a record level, exceeding $7.2 billion.
As part of our continued focus on expanding our product lines and markets, we completed eight acquisitions in fiscal 2012. The acquisition of the rings operations of Unison Engine Components ("Tru-Form"), which closed in the second quarter of fiscal 2012, broadens our forged product range, adding flash-welded and cold-rolled rings to our portfolio. Tru-Form, which supplies all prime engine OEMs, has exposure to every major commercial aircraft in production today. The addition of PB Fasteners, which closed early in the third quarter of fiscal 2012, further strengthens our fastener product line, adds to our already strong position on the Boeing 787, and will provide opportunities on other composite aircraft in the future.
In addition to our already served end markets, we are rapidly expanding our aerospace reach and positioning ourselves with customers in the oil and gas industry. Aided by the acquisitions of Rollmet and KLAD, we have made great strides in penetrating the oil and gas markets. We received two significant orders with major oil and gas customers, which will provide incremental sales in fiscal 2013. In early fiscal 2013, we acquired RathGibson, LLC, which gives us additional manufacturing capabilities to serve the oil and gas industry and will enable us to offer more comprehensive bids on severe service projects. We also have a strong focus on development of our aerostructures platform. With the integration of Primus actively underway, we have already begun to capture valuable synergies and to achieve top- and bottom-line growth. In May 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Also in May 2012, we agreed to acquire Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties; metallurgical and chemical analyses; and low-cycle fatigue testing. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming.
During fiscal 2012, we focused on upgrading manufacturing equipment and increasing operational productivity with the completion or initiation of several large-scale cost reduction projects throughout the Company. We also acquired several small strategic tuck-in acquisitions that expanded our manufacturing capabilities. We expect our baseline capital expenditures for fiscal 2013 to be moderately higher than fiscal 2012 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
Our net periodic pension expense for fiscal 2013 is estimated to increase by $32 million, primarily due to a reduction in discount rates and amortization of actuarial losses. However, improved operating performance at every one of our manufacturing sites continues to be our prime focus. We have achieved strong base incremental margins across all segments over the past year. Over the long term, as a Company, we are focused daily on delivering strong incremental margins as our sales increase, as our results have clearly demonstrated over the past year. We have the right tools, and we have the right people, who know how to put these tools to work to deliver results and the opportunity for both top- and bottom-line growth has never been better.

	Fiscal Year			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales	$7,214.6	$6,220.1	$5,459.2	16%	14%
Costs and expenses:
Cost of goods sold	4,949.3	4,326.7	3,668.8	14%	18%
Selling and administrative expenses	448.1	390.6	367.1	15%	6%
Interest expense, net	5.2	9.0	13.1	(42)%	(31)%
Total costs and expenses	5,402.6	4,726.3	4,049.0
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,812.0	1,493.8	1,410.2	21%	6%
Income tax expense	(594.4)	(499.7)	(485.7)	19%	3%
Equity in earnings of unconsolidated affiliates	14.6	16.6	1.4	(12)%	1,086%
Net income from continuing operations	1,232.2	1,010.7	925.9	22%	9%
Net (loss) income from discontinued operations	(6.4)	4.1	(3.3)	(256)%	224%
Net income	1,225.8	1,014.8	922.6	21%	10%
Net income attributable to noncontrolling interest	(1.7)	(1.3)	(0.8)	31%	63%
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,224.1	$1,013.5	$921.8	21%	10%
Net income per common share attributable to PCC shareholders (basic):
Net income per share from continuing operations	$8.52	$7.07	$6.57	21%	8%
Net (loss) income per share from discontinued operations	(0.04)	0.03	(0.02)	(233)%	250%
Net income per share (basic)	$8.48	$7.10	$6.55	19%	8%
Net income per common share attributable to PCC shareholders (diluted):
Net income per share from continuing operations	$8.45	$7.01	$6.51	21%	8%
Net (loss) income per share from discontinued operations	(0.04)	0.03	(0.02)	(233)%	250%
Net income per share (diluted)	$8.41	$7.04	$6.49	19%	8%

	Fiscal Year			% Increase/(Decrease)
Sales by Market	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Aerospace	$4,459.6	$3,572.0	$2,991.0	25%	19%
% of total	62%	57%	54%
Power	1,512.0	1,348.3	1,454.6	12%	(7)%
% of total	21%	22%	27%
General Industrial & Other	1,243.0	1,299.8	1,013.6	(4)%	28%
% of total	17%	21%	19%
Total Sales	$7,214.6	$6,220.1	$5,459.2	16%	14%
% of total	100%	100%	100%

Average market price of key metals (per pound)	Fiscal Year			Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$	%	$	%
Nickel	$9.54	$10.69	$7.72	$(1.15)	(11)%	$2.97	38%
London Metals Exchange (1)
Titanium	$4.71	$4.79	$1.66	$(0.08)	(2)%	$3.13	189%
Ti 6-4 bulk, Metalprices.com
Cobalt	$16.40	$20.09	$18.89	$(3.69)	(18)%	$1.20	6%
Metal Bulletin COFM.8 Index (1)

_________________________

(1)	Source: Bloomberg

Fiscal 2012 compared with fiscal 2011
Total sales for fiscal 2012 were $7,214.6 million, an increase of $994.5 million, or 16 percent, from fiscal 2011 sales of $6,220.1 million. The increase in sales compared to the prior year was driven by solid aerospace growth of approximately $888 million, or 25 percent, over fiscal 2011 levels, particularly within the Investment Cast and Forged Products segments. Boeing and Airbus accelerated base production build rates throughout fiscal 2012 and Boeing 787 production began to ramp up. Aerospace sales increased from 57 percent of total sales in fiscal 2011 to 62 percent of total sales in fiscal 2012. Sales within our power market increased approximately $164 million, or 12%, over the prior year. Factors contributing to this increase include solid IGT sales performance, driven by both OEM orders and aftermarket demand, and growth in oil and gas sales, primarily in the Forged Products segment, partially offset by further reductions in interconnect pipe sales. Sales to the power market (which includes IGT, oil and gas and interconnect pipe) decreased from 22 percent of total sales in fiscal 2011 to 21 percent of total sales in fiscal 2012. General industrial sales declined approximately $57 million, or 4 percent, over the prior year, as we focused on growing higher margin, intercompany activity. We used more of our internal assets for billet production, with intercompany activity increasing approximately $260 million, or 24%, over last year. General industrial and other sales decreased from 21 percent of total sales in fiscal 2011 to 17 percent of total sales in fiscal 2012. We acquired eight businesses during fiscal 2012, which contributed approximately $400 million to sales in fiscal 2012 (also included in market changes discussed above).
Higher external selling prices of nickel alloy from the Forged Products segment’s three primary mills added approximately $150 million to top-line revenues in fiscal 2012 versus fiscal 2011. Contractual material pass-through pricing increased sales by approximately $301.0 million in fiscal 2012 versus approximately $233.4 million in fiscal 2011, an increase of $67.6 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months. Although nickel prices decreased 11% on the London Metals Exchange ("LME") compared to the prior year, volume increases, customer directed forward purchases of nickel, and material price escalators associated with other raw materials drove the increase in material pass-through and selling prices of nickel alloy over the prior year.
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
Cost of goods sold was $4,949.3 million, or 69 percent of sales, in fiscal 2012 as compared to $4,326.7 million, or 70 percent of sales, in fiscal 2011. Cost of goods sold as a percent of sales was positively impacted by effective leverage on increased sales volume, increased internal metal sourcing in an effort to reduce costs, and other operational improvements. These decreases were partially offset by by the inclusion of lower-margin sales from the acquisitions in the Forged and Fastener Products segments and new product development costs. Contractual material pass-through pricing diluted gross margin by 1.4 percentage points in fiscal 2012 compared to 1.2 percentage points last year.
Selling and administrative expenses were $448.1 million, or 6 percent of sales, in fiscal 2012 compared to $390.6 million, or 6 percent of sales, in fiscal 2011. The largest increase in selling and administrative expenses over the prior year is attributable to additional expenses from the fiscal 2012 acquisitions.

Net income from continuing operations attributable to PCC for fiscal 2012 was $1,230.5 million, or $8.45 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2011 was $1,009.4 million, or $7.01 per share (diluted). Fiscal 2012 net income attributable to PCC including discontinued operations was $1,224.1 million, or $8.41 per share (diluted), compared with net income of $1,013.5 million, or $7.04 per share (diluted) in fiscal 2011. Fiscal 2012 results include a net loss of $6.4 million, or $0.04 per share (diluted), from discontinued operations, compared to net income of $4.1 million, or $0.03 per share (diluted), in the prior year.

Fiscal 2011 compared with fiscal 2010
Total sales for fiscal 2011 were $6,220.1 million, an increase of $760.9 million, or 14 percent, from fiscal 2010 sales of $5,459.2 million. The increase in sales compared to fiscal 2010 was driven by improved aerospace demand, resulting in an increase in aerospace sales of approximately $581 million, or 19 percent, over fiscal 2010 levels, as our aerospace customer order schedules aligned with base commercial aircraft build rates, particularly within the Investment Cast and Forged Products segments. Aerospace sales increased from 54 percent of total sales in fiscal 2010 to 57 percent of total sales in fiscal 2011. General industrial sales increased $286 million, or 28 percent, over fiscal 2010, and increased from 19 percent of total sales in fiscal 2010 to 21 percent of total sales in fiscal 2011. Higher external selling prices of nickel alloy from the Forged Products segment’s three primary mills, which increased 38% on the London Metals Exchange ("LME") compared to fiscal 2010, added approximately $111 million to top-line revenues in fiscal 2011 versus fiscal 2010. Fiscal 2011 also included four quarters of sales from Carlton Forge Works ("Carlton"), which was acquired in the third quarter of fiscal 2010. These increases were partially offset by a decline in seamless pipe sales of approximately $217 million, or 42 percent, over fiscal 2010 levels. Sales to the power market (which includes IGT and seamless pipe) decreased from 27 percent of total sales in fiscal 2010 to 22 percent of total sales in fiscal 2011. Contractual material pass-through pricing, which reflects the impact of escalation formulas included in certain long-term agreements, also declined, increasing sales by approximately $233.4 million in fiscal 2011 versus approximately $249.6 million in fiscal 2010, a decrease of $16.2 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months.
Cost of goods sold was $4,326.7 million, or 70 percent of sales, in fiscal 2011 as compared to $3,668.8 million, or 67 percent of sales, in fiscal 2010. Cost of goods sold as a percent of sales was negatively impacted by the reduced seamless pipe volume, which was replaced by lower margin general industrial sales in the Forged Products segment. In addition, lower sales of core product lines in the Fasteners Products segment were replaced with sales of less complex, lower margin products. These decreases were partially offset by the effective leverage of increased aerospace volume due to significantly improved cost structures throughout the Company. Contractual material pass-through pricing diluted gross margin by 1.2 percentage points in fiscal 2011 compared to 1.6 percentage points in fiscal 2010.
Selling and administrative expenses were $390.6 million, or 6 percent of sales, in fiscal 2011 compared to $367.1 million, or 7 percent of sales, in fiscal 2010. The lower year-over-year percentage was primarily due to the fixed nature of selling and administrative expenses coupled with an increase in sales compared to fiscal 2010.
Net income from continuing operations attributable to PCC for fiscal 2011 was $1,009.4 million, or $7.01 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2010 was $925.1 million, or $6.51 per share (diluted). Fiscal 2011 net income attributable to PCC including discontinued operations was $1,013.5 million, or $7.04 per share (diluted), compared with net income of $921.8 million, or $6.49 per share (diluted) in fiscal 2010. Fiscal 2011 net income includes $4.1 million, or $0.03 per share (diluted), from discontinued operations, compared to a net loss of $3.3 million, or $0.02 per share (diluted), in fiscal 2010.

Acquisitions
Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum, and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $422.1 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition was an asset purchase for tax purposes and operates as part of the Fastener Products segment.
Over the course of fiscal 2012, we completed several additional acquisitions which were not material, but do provide us with additional manufacturing capabilities.
The purchase price allocations for each business acquisition above, in addition to four minor acquisitions, are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.
Fiscal 2011
On January 3, 2011, we acquired an additional 1% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $7 million in cash, increasing our equity interest to 50%. We continue to account for this investment under the equity method as we currently do not exercise control of the major operating and financial policies of Chengde. The carrying value of this investment as of April 1, 2012 was $424.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $189 million as of April 1, 2012. This difference arose through the valuation process that was applied to the assets acquired.
Fiscal 2010
On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity (“Carlton”) for approximately $847 million in cash, comprised of approximately $502 million of cash on hand and the proceeds of approximately $345 million of commercial paper debt issuance (subsequently repaid). Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro-forma information has not been included.
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
The above business acquisitions, in addition to four minor acquisitions in fiscal 2012, were accounted for under the acquisition method of accounting (except for the investment in Chengde, which was accounted for under the equity method) and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

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
Fiscal 2012
During the fourth quarter of fiscal 2012, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
Fiscal 2011
During the second quarter of fiscal 2011, we sold an automotive fastener business. The transaction resulted in a gain of approximately $6.4 million (net of tax).
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations. We have entered into an agreement to sell this business and expect to complete the transaction in the first quarter of fiscal 2013.
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
In the second quarter of fiscal 2010, we recognized an impairment loss of approximately $8.7 million (net of tax) related to two automotive fastener businesses held for sale due to continued erosion in the automotive market. The sale of these businesses was completed in the second quarter of fiscal 2011.

Subsequent events
On April 2, 2012, we acquired RathGibson, LLC ("RathGibson"). RathGibson manufactures precision thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length, wall thickness, and diameter. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing, and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas, and employs more than 500 people. The RathGibson acquisition is an asset purchase for tax purposes and will be reported as part of the Forged Products segment.
On May 18, 2012, we acquired Centra Industries, a state-of-the art aerostructures manufacturer located in Cambridge, Ontario. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly, and kit integration. Established in 1974, Centra has approximately 400 non-union employees. The Centra acquisition is a stock purchase for tax purposes and will be reported as part of the Fastener Products segment.
On May 20, 2012, we agreed to acquire Dickson Testing Company and Aerocraft Heat Treating Company. Dickson offers a full range of destructive testing services including: mechanical properties; metallurgical and chemical analyses; and low-cycle fatigue testing. Dickson is located in South Gate, California, with approximately 110 employees. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California, with nearly 60 employees. The acquisition is an asset purchase for tax purposes and will be reported as part of the Forged Products segment. The transaction is expected to be completed by July 2012.

Financial results by segment
We analyze our operating segments and manage our business across three reportable segments: Investment Cast Products, Forged Products and Fastener Products.

	Fiscal Year			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales:
Investment Cast Products	$2,326.9	$2,095.6	$1,851.3	11%	13%
Forged Products	3,189.5	2,779.7	2,283.0	15%	22%
Fastener Products	1,698.2	1,344.8	1,324.9	26%	2%
Consolidated net sales	$7,214.6	$6,220.1	$5,459.2	16%	14%
Segment operating income:
Investment Cast Products	$766.4	$665.5	$560.0	15%	19%
% of sales	32.9%	31.8%	30.2%
Forged Products	686.2	539.4	529.7	27%	2%
% of sales	21.5%	19.4%	23.2%
Fastener Products	488.1	411.0	440.2	19%	(7)%
% of sales	28.7%	30.6%	33.2%
Corporate expense	(123.5)	(113.1)	(106.6)	9%	6%
Total segment operating income	1,817.2	1,502.8	1,423.3	21%	6%
% of sales	25.2%	24.2%	26.1%
Interest expense, net	5.2	9.0	13.1
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,812.0	$1,493.8	$1,410.2

	Fiscal Year			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Contractual material pass-through:
Investment Cast Products	$76.9	$51.1	$40.7	50%	26%
Forged Products	210.3	170.4	201.8	23%	(16)%
Fastener Products	13.8	11.9	7.1	16%	68%
Total contractual material pass-through	$301.0	$233.4	$249.6	29%	(6)%

	Fiscal Year			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Intercompany sales activity:(1)
Investment Cast Products(2)	$295.5	$238.8	$199.1	24%	20%
Forged Products(3)	927.4	740.2	703.4	25%	5%
Fastener Products(4)	115.9	99.4	84.9	17%	17%
Total intercompany sales activity	$1,338.8	$1,078.4	$987.4	24%	9%

_________________________

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $47.5 million, $33.2 million and $26.3 million for fiscal 2012, 2011 and 2010, respectively.

(3)	Forged Products: Includes intersegment sales activity of $84.2 million, $65.2 million and $64.1 million for fiscal 2012, 2011 and 2010, respectively.

(4)	Fastener Products: Includes intersegment sales activity of $4.5 million, $4.2 million and $2.8 million for fiscal 2012, 2011 and 2010, respectively.

Investment Cast Products
The Investment Cast Products segment manufactures investment castings, and provides related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by Market:
Aerospace	$1,487.4	$1,304.8	$1,045.1	14%	25%
% of total	64%	62%	57%
Power	623.5	555.8	580.6	12%	(4)%
% of total	27%	27%	31%
General Industrial & Other	216.0	235.0	225.6	(8)%	4%
% of total	9%	11%	12%
Total Sales	$2,326.9	$2,095.6	$1,851.3	11%	13%
Operating income	$766.4	$665.5	$560.0	15%	19%
% of sales	32.9%	31.8%	30.2%

Fiscal 2012 compared with fiscal 2011
The Investment Cast Products segment reported fiscal 2012 sales of $2,326.9 million, an increase of 11.0 percent from prior year sales of $2,095.6 million. Aerospace sales increased approximately $183 million, or 14 percent, over the prior year driven by higher build rates of commercial aircraft, including the Boeing 787, and the greater frequency of takeoffs and landings. This segment also experienced solid increases in commercial and military aftermarket sales. Within our power market, IGT sales increased by approximately $57 million, or 11%, over the prior year, driven by both OEM orders and aftermarket demand. The increases in aerospace and IGT sales were partially offset by declines in general industrial and other sales. Sales also include $76.9 million of higher pricing related to contractual pass-through of increased material costs compared to $51.1 million in fiscal 2011, an increase of $25.8 million.
Operating income for the Investment Cast Products segment was $766.4 million or 32.9 percent of sales in fiscal 2012, compared to $665.5 million, or 31.8 percent of sales, in fiscal 2011. Operating income increased compared to the prior year as the segment continues to generate solid incremental margins on increased sales volumes into aerospace and IGT markets. The segment improved operating margin by 1.1 percentage points year-over-year driven by the solid drop-through on increased volume, partially offset by costs associated with anticipated volume increases, including maintenance and training expenses. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in fiscal 2012 compared to 0.8 percentage points last year.
The Investment Cast Products segment anticipates growing aerospace OEM sales driven by the announced increases in Airbus and Boeing base program build rates in late calendar 2012 and early 2013, as well as by 787 production, which will continue to be a strong contributor to segment sales as build schedules ramp through this calendar year and into the next. On the IGT front, OEM sales are beginning to trend positively, providing further upside potential. We estimate that our net periodic pension expense for fiscal 2013 will increase by $13 million, primarily due to a reduction in discount rates and amortization of actuarial losses.
Fiscal 2011 compared with fiscal 2010
The Investment Cast Products segment reported fiscal 2011 sales of $2,095.6 million, an increase of 13.0 percent from fiscal 2010 sales of $1,851.3 million. The year-over-year increase in sales reflects the realignment of aerospace OEM orders with production rates and aftermarket increases driven by engine schedules. Aerospace sales increased approximately $260 million, or 25 percent, over fiscal 2010 as the destocking ended and orders driven by previously announced increases in base aircraft build rates realigned with customer demand. In addition, external alloy sales from Cannon-Muskegon more than doubled over fiscal 2010, which we believe is a leading indicator of the aerospace rebound. IGT sales decreased approximately $33 million, or 6 percent, compared to fiscal 2010 due to continued customer destocking that began in the latter half of fiscal 2010; however, the segment experienced an increase in OEM shipments in the fourth quarter of fiscal 2011. Sales also include $51.1 million of higher pricing related to contractual pass-through of increased material costs compared to $40.7 million in fiscal 2010, an increase of $10.4 million.

Operating income for the Investment Cast Products segment was $665.5 million or 31.8 percent of sales in fiscal 2011, compared to $560.0 million, or 30.2 percent of sales, in fiscal 2010. Operating income increased compared to fiscal 2010 primarily due to improved leverage on increased aerospace throughput combined with improved cost performance. The segment improved operating margin by 1.6 percentage points year-over-year driven by continuous focus on productivity, scrap and rework, and other variable cost improvements in the segment's manufacturing operations. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in fiscal 2011 compared to 0.7 percentage points in fiscal 2010.
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

	Fiscal Year			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by Market:
Aerospace	$1,692.4	$1,317.1	$956.0	28%	38%
% of total	53%	47%	42%
Power	864.9	775.3	857.2	12%	(10)%
% of total	27%	28%	37%
General Industrial & Other	632.2	687.3	469.8	(8)%	46%
% of total	20%	25%	21%
Total Sales	$3,189.5	$2,779.7	$2,283.0	15%	22%
Operating income	$686.2	$539.4	$529.7	27%	2%
% of sales	21.5%	19.4%	23.2%

Fiscal 2012 compared with fiscal 2011
The Forged Products segment reported fiscal 2012 sales of $3,189.5 million, an increase of 15 percent from prior year sales of $2,779.7 million. Fiscal 2012 results include the benefit from the acquisitions of KLAD, Tru-Form and Rollmet for part of the year. Similar to Investment Cast Products, this segment experienced robust OEM and aftermarket aerospace activity as aerospace sales improved by approximately $375 million, or 28 percent, year-over-year. In addition, sales within our power market increased approximately $90 million, or 12%, compared to the prior year. Factors contributing to this increase include growth in IGT sales due to market share gains and oil and gas sales aided by the acquisitions of Rollmet and KLAD, partially offset by a decline in interconnect pipe shipments. Although interconnect pipe sales continued to lag fiscal 2011 levels, demand is beginning to improve. General industrial sales declined approximately $55 million, or 8%, during fiscal 2012, as the segment used more of its internal assets for billet production, with intercompany activity increasing approximately $187 million, or 25%, over last year. Higher external selling prices of external alloy sales from the segment’s three primary mills added approximately $150 million to top-line revenues in fiscal 2012 versus fiscal 2011. Fiscal 2012 sales also include $210.3 million of contractual pricing related to pass-through of increased raw material costs compared to $170.4 million last year, an increase of $39.9 million.
Operating income for the Forged Products segment was $686.2 million or 21.5 percent of sales in fiscal 2012, compared to $539.4 million, or 19.4 percent of sales, in fiscal 2011. The increase in operating income year-over-year was primarily driven by solid leverage from increased aerospace and IGT volume and the contribution from the acquisitions. The segment's operating margins increased by 2.1 percentage points year over year despite higher development costs associated with testing and qualifying new oil and gas products. Operationally, the segment achieved strong base incremental drop-though and increased internal metal sourcing to reduce costs. The contractual pass-through of higher raw material costs diluted operating margins by 1.5 percentage points in fiscal 2012 compared to 1.3 percentage points last year.

The Forged Products segment is poised for further aerospace growth in fiscal 2013 as base commercial aircraft and Boeing 787 production schedules begin to build. We foresee numerous opportunities for sales growth in oil and gas markets in fiscal 2013 and going forward. Delivery of the segment's Saudi Aramco nickel casing order is scheduled to begin late in the first half of fiscal 2013 and the ADNOC nickel casing order is expected to start shipping in the second quarter of fiscal 2013. We expanded our power platform with the acquisition of RathGibson, which closed two days into the first quarter of fiscal 2013. RathGibson gives us further manufacturing capabilities to serve the oil and gas industry and will enable us to offer more comprehensive bids on severe service projects going forward. We estimate that our net periodic pension expense for fiscal 2013 will increase by $10 million, primarily due to a reduction in discount rates and amortization of actuarial losses.
Fiscal 2011 compared with fiscal 2010
The Forged Products segment reported fiscal 2011 sales of $2,779.7 million, an increase of 22 percent from fiscal 2010 sales of $2,283.0 million. Similar to Investment Cast Products, previous destocking activities associated with customer-owned aerospace inventory ended and new orders sparked commercial activity in this segment as aerospace sales improved by approximately $361 million, or 38 percent, year-over-year. General industrial sales also showed continued strength, increasing by approximately $218 million, or 46 percent, compared to fiscal 2010. Fiscal 2011 also includes four quarters of sales from Carlton, which was acquired in the third quarter of fiscal 2010. Partially offsetting these increases was a decline in power markets of approximately $82 million, or 10 percent, compared to fiscal 2010 due to significantly lower core seamless pipe shipments. Higher external selling prices of external alloy sales from the segment’s three primary mills added approximately $111 million to top-line revenues in fiscal 2011 versus fiscal 2010. Fiscal 2011 sales also include $170.4 million of contractual pricing related to pass-through of increased raw material costs compared to $201.8 million in fiscal 2010, a decrease of $31.4 million.
Operating income for the Forged Products segment was $539.4 million or 19.4 percent of sales in fiscal 2011, compared to $529.7 million, or 23.2 percent of sales, in fiscal 2010. The slight increase in operating income year-over-year was primarily driven by solid leverage from increased aerospace volume and the contribution from increased general industrial business, partially offset by weak seamless pipe performance. The segment's operating margin decreased by more than 3 percentage points in fiscal 2011 due to the negative impact of reduced seamless pipe volume and pricing. Growth in the segment's lower-margin general industrial markets also negatively impacted operating margin. Higher metal selling prices at the segment's three primary mills diluted operating margins by 0.8 percentage points in fiscal 2011. The contractual pass-through of higher raw material costs diluted operating margins by 1.3 percentage points in fiscal 2011 compared to 2.2 percentage points in fiscal 2010.

Fastener Products
The Fastener Products segment manufacturers highly engineered fasteners, fastener systems, aerostructures, and precision components, primarily for critical aerospace applications. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation.

	Fiscal Year			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by Market:
Aerospace	$1,279.8	$950.1	$989.9	35%	(4)%
% of total	75%	71%	75%
Power	23.6	17.2	16.8	37%	2%
% of total	2%	1%	1%
General Industrial & Other	394.8	377.5	318.2	5%	19%
% of total	23%	28%	24%
Total Sales	$1,698.2	$1,344.8	$1,324.9	26%	2%
Operating income	$488.1	$411.0	$440.2	19%	(7)%
% of sales	28.7%	30.6%	33.2%

Fiscal 2012 compared with fiscal 2011
The Fastener Products segment reported fiscal 2012 sales of $1,698.2 million, a 26 percent increase from fiscal 2011 sales of $1,344.8 million. Fiscal 2012 results include the contribution from the Primus and PB Fasteners acquisitions for part of the year. This segment experienced a solid recovery in aerospace sales compared to the prior year, which increased approximately $330 million, or 35 percent, driven by a steady acceleration in orders for the segment's critical aerospace core fastener products and the contribution from acquisitions. While the gap between order levels and commercial aircraft production rates continued to close, the segment still lagged the build rates as customer inventory levels continued to be depleted. In terms of the aerostructure products within the segment, sales are tracking closely to increased commercial build rates. General industrial sales increased approximately $17 million, or 5%, over the prior year.
Operating income for the Fasteners segment was $488.1 million or 28.7 percent of sales in fiscal 2012, compared to $411.0 million, or 30.6 percent of sales, in fiscal 2011. The increased volume of core product running through the Fastener Products businesses is starting to drive solid incremental drop-through, however, operating margins were reduced by 1.7% percentage points due to the inclusion of lower-margin sales from the acquisitions in fiscal 2012 results. Although the acquisitions continue to have a dilutive effect on segment operating margins, they are quickly adopting PCC operational methods and are beginning to demonstrate solid performance improvements.
The Fastener Products segment is expected to benefit when Boeing 787 production schedules accelerate and core aerospace product sales recover, although, there is no current line of sight related to the timing of these items. We also expanded our presence in the aerostructures business with the acquisition of Centra Industries in the first quarter of fiscal 2013. Aerostructures will continue to be a platform for our long-term profitable growth. We estimate that our net periodic pension expense for fiscal 2013 will increase by $4 million, primarily due to a reduction in discount rates and amortization of actuarial losses.
Fiscal 2011 compared with fiscal 2010
The Fastener Products segment reported fiscal 2011 sales of $1,344.8 million, a 2 percent increase from fiscal 2010 sales of $1,324.9 million. Strong general industrial sales helped to increase year-over-year sales by approximately $59 million, or 19 percent. Offsetting this increase was a decline in aerospace fastener sales of approximately $40 million, or 4 percent, compared to fiscal 2010. Aerospace volume suffered from delays in the Boeing 787 production schedule and continued weakness in orders from distributors, as current aircraft production was supplied out of existing customer inventory. This segment was able to increase sales of lower margin, non-core aerospace products in order to maintain volume and mitigate the impact of the decline in core aerospace sales.
Operating income for the Fasteners segment was $411.0 million or 30.6 percent of sales in fiscal 2011, compared to $440.2 million, or 33.2 percent of sales, in fiscal 2010. Segment operating margins were negatively affected by the shift away from core aerospace products to lower margin, less complex fasteners, and increased general industrial volume.
Interest and taxes
Net interest expense during fiscal 2012 was $5.2 million, compared with $9.0 million during fiscal 2011. The reduced interest expense was primarily due to lower debt balances, partially offset by a make-whole prepayment of interest associated with the early retirement of our remaining outstanding private note. The private note was repaid in November 2011 in advance of its August 2014 stated maturity. Interest income increased as a result of an increase in cash balances invested outside the U.S. earning rates higher than U.S. interest rates.
Net interest expense in fiscal 2011 was $9.0 million, compared with $13.1 million in fiscal 2010. The lower net interest expense was primarily due to reduced interest expense resulting from lower debt balances and lower borrowing rates, and increased interest income resulting from higher cash balances.
The effective tax rate for fiscal 2012 was 32.8 percent, 0.7 percentage points lower than the 33.5 percent effective tax rate in fiscal 2011. The decrease in the full-year tax rate compared to the prior year was primarily due to a reduction in state taxes, increased benefits from earnings taxed at rates lower than the U.S statutory tax rate, and benefits from non-recurring adjustments to prior year tax assets and liabilities, partially offset by reduced benefits from the research and development credit.
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

Liquidity and capital resources
Total assets of $10,558.8 million at April 1, 2012 represented a $1,602.9 million increase from the $8,955.9 million balance at April 3, 2011. The increase principally reflects cash generated during the year from business operations totaling $1,038.3 million and increased receivables in support of higher sales. Inventories also increased driven by purchases to support increasing sales, increasing internal metal and product sourcing, and an inventory build in anticipation of maintenance scheduled in the second quarter of fiscal 2013. In addition, tangible and intangible assets recorded in the acquisitions of Rollmet, Tru-Form, Primus and PB Fasteners contributed to the increase.
Total capitalization at April 1, 2012 was $8,573.0 million, consisting of $208.2 million of debt and $8,364.8 million of equity. The debt-to-capitalization ratio declined to 2.4% at April 1, 2012 from 3.2% at the end of fiscal 2011, reflecting debt reductions and the impact of increased equity from earnings and stock issuances through employee stock compensation programs, partially offset by an increase in accumulated other comprehensive loss related to our pension and other postretirement plans.
Cash as of April 1, 2012 was $698.7 million, a decrease of $460.3 million from the end of fiscal 2011, and total debt was $208.2 million, down $28.4 million since the end of fiscal 2011. The net negative cash flow reflects cash paid to acquire businesses (net of cash acquired) of $1,423.9 million and capital expenditures of $192.1 million, partially offset by cash generated from operations of $1,038.3 million and $122.1 million from the issuance of common stock.
Capital spending of $192.1 million in fiscal 2012 principally provided for cost reduction and productivity projects and equipment upgrades throughout the Company. We expect our baseline capital expenditures for fiscal 2013 to be moderately higher than fiscal 2012 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
During fiscal 2012, we contributed $69.4 million to the defined benefit pension plans, of which $50.0 million was voluntary. In the first month of fiscal 2013, we made an additional $50.0 million voluntary contribution to the defined benefit pension plans. We expect to contribute approximately $12.4 million of required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $62.4 million in fiscal 2013. In addition, we contributed $8.5 million to the other postretirement benefit plans during fiscal 2012. We expect to contribute approximately $7.0 million to the other postretirement benefit plans during fiscal 2013.
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
During fiscal 2012, we closed on eight acquisitions in the amount of $1,423.9 million. These acquisitions were funded from cash on hand and the proceeds from commercial paper debt issuances, which was repaid prior to the end of the third quarter of fiscal 2012.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. There were no commercial paper borrowings outstanding as of April 1, 2012 or April 3, 2011. During fiscal 2012, the average amount of commercial paper borrowings outstanding was $57.6 million and the weighted average interest rate was 0.3%. During fiscal 2011, the average amount of commercial paper borrowings outstanding was $21.5 million and the weighted average interest rate was 0.3%. During fiscal 2012 and 2011, the largest daily balance of outstanding commercial paper borrowings was $390.0 million and $210.0 million, respectively. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
On November 30, 2011, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, and other lenders from time to time party thereto (collectively the “Lenders”). On the same day, we also terminated our prior credit agreement with Bank of America, N.A. and the other lenders under such agreement. The New Credit Agreement consists of a five-year, $1.0 billion revolving credit facility (with a $500 million increase option, subject to approval of the Lenders) maturing November 30, 2016, unless extended pursuant to two 364-day extension options (subject to approval of the Lenders). The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants.

Our unused borrowing capacity as of April 1, 2012 was $1.0 billion under the New Credit Agreement. Our financial covenant requirement and actual ratio as of April 1, 2012 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	2.4%

_________________________

(1)	Terms are defined in the New Credit Agreement.
As of April 1, 2012, we were in compliance with the financial covenant in the New Credit Agreement.
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

Contractual obligations and commercial commitments
We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual payment obligations as of April 1, 2012 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt	$208.2	$0.5	$202.0	$0.2	$5.5	$—	$—
Operating leases(1)	147.4	28.2	22.7	18.5	13.6	9.8	54.6
Cash contributions to qualified pension plans	60.8	12.4	12.1	12.1	12.1	12.1	—
Interest on fixed-rate debt	23.0	10.5	8.0	1.8	1.7	1.0	—
Interest on variable-rate debt(2)	3.7	2.1	1.6	—	—	—	—
Total	$443.1	$53.7	$246.4	$32.6	$32.9	$22.9	$54.6

_________________________

(1)	Operating lease obligations include $42.8 million attributable to operations held-for-sale.

(2)	Interest on variable-rate debt is based on current prevailing interest rates.
Our reserve for uncertain tax positions at April 1, 2012 was $12.9 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement of these liabilities. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Note 10 to the Consolidated Financial Statements for additional information regarding our reserve for uncertain tax positions.
We also have benefit payments due under our non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are pay-as-you-go. See Note 18 to the Consolidated Financial Statements for additional information.

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
Goodwill and indefinite-lived intangible assets related to our continuing operations are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets exceeds their fair value. For fiscal 2012, our reporting units consisted of two operating segments within our Investment Cast Products reportable operating segment, two operating segments within our Forged Products reportable operating segment, as well as four reporting units in our Fastener Products reportable operating segment.  PCC Aerostructures, which was acquired in the second quarter of fiscal 2012, will be tested for goodwill impairment in fiscal 2013.  The Fastener Products operating segment includes several aggregated component units (referred to as the Fastener Products reporting unit), PCC Aerostructures, and two other reporting units.
Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rates, our estimates of sales volumes, sales prices and related costs, and the discount rate applied, which reflects the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by factors such as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting from an impairment of the goodwill. We also consider comparable transactions to estimate the fair value of the reporting units. The cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2012 goodwill impairment analysis ranged from 9% to 15% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 3% to 11% over the initial five-year forecast period. A sensitivity analysis determined that using terminal growth rates of 3%, 4% or 5% would not result in impairment in the fiscal 2012 goodwill impairment analysis. We performed a sensitivity analysis on both of these factors and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by 36% or the discount rate utilized could increase by 5%, and the goodwill of our reporting units would not be impaired. The reporting unit that would be most sensitive to worsening economic conditions has $78.9 million of goodwill recorded as of April 1, 2012.
The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. For fiscal 2012 and 2011, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value.
Environmental costs
The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental liabilities accrued at April 1, 2012 and April 3, 2011 were $71.4 million and $66.8 million, respectively.
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
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at two of our manufacturing facilities. However, we have not recognized a liability under this guidance for these retirement obligations because the fair value of remediation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because remediation of these sites is not required until production ceases, and we have no current plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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
Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with defined benefit pension and other postretirement plans accounting guidance. Plan assets have been valued at fair value in accordance with this guidance. Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate.  For valuation of our pension liabilities, we derive a market-based discount rate from yields on high quality, liquid fixed income securities at the end of our fiscal year. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be effectively settled. For our U.S. Plans, we used a discount rate assumption of 4.85% for the total benefit obligation of our pension plans at our April 1, 2012 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 5.27% for the total benefit obligation of our pension plans at our April 1, 2012 measurement date.
In developing the long-term rate of return on plan assets assumptions, we evaluate input from third party investment consultants and actuaries, review asset allocation and investment strategies, ranges of projected and historical returns, and inflation and economic assumptions. The expected return assumptions are derived from asset allocations within the Company's target asset allocation ranges consistent with our diversified investment approach. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement. For our U.S. Plans, we used a long-term rate of return assumption of 8.0% to calculate the 2012 and 2011 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 7.5% to calculate the 2012 and 2011 net periodic pension cost. For fiscal 2012, our U.S. net periodic pension expense was $25.7 million and non-U.S. net periodic pension income was $3.5 million. We estimate that for fiscal 2013, our U.S. net periodic pension expense will be approximately $51.2 million and non-U.S. net periodic pension expense will be approximately $3.0 million. The increase in estimated expense is primarily due to a reduction in the discount rates used in determining the net periodic pension cost and amortization of actuarial losses. Absent increases in interest rates, higher asset values and/or higher contributions, net periodic pension cost will increase further in future years. Our U.S. net postretirement benefit cost was $5.5 million for fiscal 2012, and we estimate that for fiscal 2013, our U.S. net postretirement benefit cost will be $6.4 million.
The table below quantifies the approximate impact, as of April 1, 2012, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$6.9
Expected long-term rate of return	$4.2
Increase in projected benefit obligation:
Discount rate	$71.8

The approximate impact, as of April 1, 2012, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

Recently issued accounting standards
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance increasing disclosures regarding offsetting assets and liabilities. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and is to be applied retrospectively. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
In September 2011, the FASB also issued guidance that increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of this guidance is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. This pronouncement has been adopted and disclosure is included within Note 18—Pension and Other Postretirement Benefit Plans. As this guidance only requires expanded disclosures, the adoption did not impact our consolidated financial position, results of operations, or cash flows.
In May 2011, the FASB issued guidance that amends existing measurement guidance and expands disclosure requirements for fair value measurements, particularly for "Level 3" (as defined in the accounting guidance) inputs. This guidance was effective in the fourth quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

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
Interest Rate Risk
We have variable rate debt obligations that expose us to interest rate risk.  If market interest rates had averaged 10 percent higher than actual levels in fiscal 2012 or 2011, the effect on our interest expense and net income would not have been material.
Foreign Currency Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, we had foreign currency hedges in place at April 1, 2012 and April 3, 2011 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of April 1, 2012, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.
Material Cost Risk
We have entered into long-term supply agreements to fix the purchase price of certain strategic raw materials as of April 1, 2012 and April 3, 2011. In addition, we had escalation clauses related to raw material pricing in certain of our sales contracts at April 1, 2012 and April 3, 2011. If market rates had averaged 10 percent higher than actual levels in either fiscal 2012 or 2011, the effect on our cost of sales and net earnings, after considering the effects of these supply agreements and related sales contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	April 1, 2012	April 3, 2011	March 28, 2010
Net sales	$7,214.6	$6,220.1	$5,459.2
Costs and expenses:
Cost of goods sold	4,949.3	4,326.7	3,668.8
Selling and administrative expenses	448.1	390.6	367.1
Interest expense	12.8	13.5	16.2
Interest income	(7.6)	(4.5)	(3.1)
Total costs and expenses	5,402.6	4,726.3	4,049.0
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,812.0	1,493.8	1,410.2
Income tax expense	(594.4)	(499.7)	(485.7)
Equity in earnings of unconsolidated affiliates	14.6	16.6	1.4
Net income from continuing operations	1,232.2	1,010.7	925.9
Net (loss) income from discontinued operations	(6.4)	4.1	(3.3)
Net income	1,225.8	1,014.8	922.6
Net income attributable to noncontrolling interests	(1.7)	(1.3)	(0.8)
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,224.1	$1,013.5	$921.8
Net income (loss) per common share attributable to PCC shareholders— basic:
Net income per share from continuing operations	$8.52	$7.07	$6.57
Net (loss) income per share from discontinued operations	(0.04)	0.03	(0.02)
Net income per share (basic)	$8.48	$7.10	$6.55
Net income (loss) per common share attributable to PCC shareholders— diluted:
Net income per share from continuing operations	$8.45	$7.01	$6.51
Net (loss) income per share from discontinued operations	(0.04)	0.03	(0.02)
Net income per share (diluted)	$8.41	$7.04	$6.49
Weighted average common shares outstanding:
Basic	144.4	142.7	140.7
Diluted	145.6	143.9	142.1

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	April 1, 2012	April 3, 2011
Assets
Current assets:
Cash and cash equivalents	$698.7	$1,159.0
Receivables, net of allowance of $3.9 in 2012 and $2.5 in 2011	1,188.4	978.7
Inventories	1,817.6	1,459.4
Prepaid expenses and other current assets	29.6	21.0
Income tax receivable	7.9	20.0
Discontinued operations	43.6	12.5
Total current assets	3,785.8	3,650.6
Property, plant and equipment:
Land	91.2	86.2
Buildings and improvements	357.3	332.6
Machinery and equipment	2,015.2	1,856.0
Construction in progress	144.8	85.4
	2,608.5	2,360.2
Accumulated depreciation	(1,286.3)	(1,165.4)
Net property, plant and equipment	1,322.2	1,194.8
Goodwill	3,514.5	2,889.2
Acquired intangible assets, net	1,228.1	455.1
Investment in unconsolidated affiliates	442.8	411.9
Other assets	195.4	309.0
Discontinued operations	70.0	45.3
	$10,558.8	$8,955.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$0.5	$14.7
Accounts payable	715.2	607.8
Accrued liabilities	335.2	304.0
Deferred income taxes	1.4	9.3
Discontinued operations	18.6	6.2
Total current liabilities	1,070.9	942.0
Long-term debt	207.7	221.9
Pension and other postretirement benefit obligations	358.9	252.5
Other long-term liabilities	279.6	180.6
Deferred income taxes	259.1	194.4
Discontinued operations	17.8	—
Commitments and contingencies (See Notes)
Shareholders’ equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2012 and 2011	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 145,257,531 and 143,711,541 shares in 2012 and 2011	145.3	143.7
Paid-in capital	1,653.6	1,455.7
Retained earnings	7,003.5	5,796.7
Accumulated other comprehensive loss	(441.7)	(234.6)
Total PCC shareholders’ equity	8,360.7	7,161.5
Noncontrolling interest	4.1	3.0
Total equity	8,364.8	7,164.5
	$10,558.8	$8,955.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	April 1, 2012	April 3, 2011	March 28, 2010
Operating Activities:
Net income	$1,225.8	$1,014.8	$922.6
Net loss (income) from discontinued operations	6.4	(4.1)	3.3
Non-cash items:
Depreciation and amortization	169.8	163.8	151.8
Deferred income taxes	70.8	77.7	150.9
Stock-based compensation expense	48.4	47.3	41.1
Excess tax benefits from share-based payment arrangements	(29.6)	(30.3)	(23.1)
Other non-cash adjustments	(15.8)	(9.5)	2.1
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(145.6)	(123.9)	131.7
Inventories	(223.8)	(7.6)	(120.7)
Prepaid expenses and other current assets	(6.2)	0.9	(5.1)
Income taxes receivable and payable	40.2	82.5	(76.0)
Payables and accruals	31.0	31.7	(85.0)
Pension and other postretirement benefit plans	(51.3)	(108.5)	(184.4)
Other non-current assets and liabilities	(55.1)	(88.4)	5.9
Net cash used by operating activities of discontinued operations	(26.7)	(8.4)	(5.3)
Net cash provided by operating activities	1,038.3	1,038.0	909.8
Investing Activities:
Acquisitions of businesses, net of cash acquired	(1,423.9)	(37.2)	(864.2)
Investment in unconsolidated affiliates	—	(11.2)	(351.0)
Capital expenditures	(192.1)	(120.4)	(169.5)
Dispositions of businesses	—	17.6	24.8
Other investing activities, net	26.4	16.0	(17.9)
Net cash provided by investing activities of discontinued operations	—	2.3	2.0
Net cash used by investing activities	(1,589.6)	(132.9)	(1,375.8)
Financing Activities:
Net change in long-term debt	(28.6)	(14.7)	(55.3)
Common stock issued	122.1	116.3	89.0
Excess tax benefits from share-based payment arrangements	29.6	30.3	23.1
Cash dividends	(17.3)	(17.1)	(16.9)
Other financing activities, net	(2.4)	(1.2)	—
Net cash used by financing activities of discontinued operations	—	—	(1.0)
Net cash provided by financing activities	103.4	113.6	38.9
Effect of exchange rate changes on cash and cash equivalents	(12.4)	27.9	(15.0)
Net (decrease) increase in cash and cash equivalents	(460.3)	1,046.6	(442.1)
Cash and cash equivalents at beginning of year	1,159.0	112.4	554.5
Cash and cash equivalents at end of year	$698.7	$1,159.0	$112.4
Supplemental Disclosures
Cash paid during the year for:
Interest	$12.1	$13.0	$15.4
Income taxes, net of refunds received	$483.1	$354.6	$405.6
Non-cash investing and financing activities:
Dividends declared but not paid	$4.4	$4.3	$4.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity and Comprehensive Income

	PCC Shareholders					Non-controlling Interest	Total Equity	Comprehensive Income
	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income
(In millions, except per share data)	Shares	Amount
Balance at March 29, 2009	139.9	$139.9	$1,112.7	$3,895.4	$(288.2)	$3.3	$4,863.1
Common stock issued pursuant to stock plans	2.0	2.0	87.0	—	—	—	89.0
Stock-based compensation expense	—	—	42.2	—	—	—	42.2
Tax benefit from stock-based compensation	—	—	21.9	—	—	—	21.9
Cash dividends ($0.12 per share)	—	—	—	(16.9)	—	—	(16.9)
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	921.8	—	0.8	922.6	$922.6
Foreign currency translation adjustments	—	—	—	—	43.3	—	43.3	43.3
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations, net of $3.0 tax expense	—	—	—	—	4.5	—	4.5	4.5
Less: reclassification adjustment for losses (gains) included in net income, net of $(1.4) tax benefit	—	—	—	—	4.3	—	4.3	4.3
Pension and post retirement obligations, net of $(38.8) tax benefit	—	—	—	—	(81.1)	—	(81.1)	(81.1)
Balance at March 28, 2010	141.9	141.9	1,263.8	4,800.3	(317.2)	2.9	5,891.7	$893.6
Common stock issued pursuant to stock plans	1.8	1.8	114.5	—	—	—	116.3
Stock-based compensation expense	—	—	48.6	—	—	—	48.6
Tax benefit from stock-based compensation	—	—	28.8	—	—	—	28.8
Cash dividends ($0.12 per share)	—	—	—	(17.1)	—	—	(17.1)
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	1,013.5	—	1.3	1,014.8	$1,014.8
Foreign currency translation adjustments	—	—	—	—	109.5	—	109.5	109.5
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations, net of $(0.1) tax benefit	—	—	—	—	3.7	—	3.7	3.7
Less: reclassification adjustment for (gains) losses included in net income, net of $2.0 tax expense	—	—	—	—	(4.3)	—	(4.3)	(4.3)
Pension and post retirement obligations, net of $(14.5) tax benefit	—	—	—	—	(26.3)	—	(26.3)	(26.3)
Balance at April 3, 2011	143.7	143.7	1,455.7	5,796.7	(234.6)	3.0	7,164.5	$1,097.4
Common stock issued pursuant to stock plans	1.6	1.6	120.5	—	—	—	122.1
Stock-based compensation expense	—	—	49.4	—	—	—	49.4
Tax benefit from stock-based compensation	—	—	28.0	—	—	—	28.0
Cash dividends ($0.12 per share)	—	—	—	(17.3)	—	—	(17.3)
Distributions to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	1,224.1	—	1.7	1,225.8	$1,225.8
Foreign currency translation adjustments	—	—	—	—	(13.1)	—	(13.1)	(13.1)
Gain (loss) on derivatives:
Unrealized (losses) gains due to periodic revaluations, net of $(0.5) tax benefit	—	—	—	—	(0.8)	—	(0.8)	(0.8)
Less: reclassification adjustment for (gains) losses included in net income, net of $0.1 tax expense	—	—	—	—	(0.2)	—	(0.2)	(0.2)
Pension and post retirement obligations, net of $(98.5) tax benefit	—	—	—	—	(193.0)	—	(193.0)	(193.0)
Balance at April 1, 2012	145.3	$145.3	$1,653.6	$7,003.5	$(441.7)	$4.1	$8,364.8	$1,018.7

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED STATEMENTS
(In millions, except option share and per share data)

1. Summary of significant accounting policies
Principles of consolidation
The consolidated financial statements include the accounts of Precision Castparts Corp. (“PCC”, the “Company”, or “we”) and subsidiaries after elimination of intercompany accounts and transactions. Subsidiaries include majority-owned companies and other companies which are fully consolidated based on PCC having a controlling financial interest or an obligation to consolidate under accounting principles generally accepted in the United States of America (“GAAP”). Investments in affiliated companies are accounted for using the equity method when PCC has a non-controlling ownership interest, generally between twenty and fifty percent, giving us significant influence; and investments are accounted for using the cost method when PCC has a non-controlling ownership interest of less than 20 percent. Unless otherwise noted, disclosures herein pertain to our continuing operations. Our fiscal year is based on a 52-53 week year ending the Sunday closest to March 31.
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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 3 to 12 years for machinery and equipment and 3 to 7 years for computer hardware and software. Depreciation expense was $154.6 million, $148.3 million and $139.2 million in fiscal 2012, 2011 and 2010, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.
Goodwill and acquired intangible assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses, and acquired intangible assets represent items such as patents, proprietary technology, tradenames, backlog and customer relationships that are assigned a fair value at the date of acquisition. Goodwill and other intangible assets deemed to have indefinite lives are not subject to amortization in accordance with accounting guidance provided by GAAP through the Accounting Standards Codification ("guidance"). Goodwill and intangible assets with indefinite lives are tested for impairment at a minimum each fiscal year in the second quarter, or when impairment indicators exist, using the guidance and criteria described in the guidance. This testing compares the carrying values of each intangible asset or reporting unit to estimated fair values. If the carrying value of these assets is in excess of estimated fair value, the carrying value is reduced to their estimated fair value or, in the case of goodwill, implied fair value.
Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1 to 19 years; proprietary technology, 15 years; tradenames, 3 years; customer relationships, 3 to 15 years; and backlog, 0 to 5 years.
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
Environmental costs
The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no estimated amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental liabilities accrued at April 1, 2012 and April 3, 2011 were $71.4 million and $66.8 million, respectively.
Research and development
We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is directed at the technical aspects of developing new and improved manufacturing processes. Expenditures for research and development activities at these departments amounted to $17.8 million in fiscal 2012, $17.1 million in fiscal 2011, and $25.6 million in fiscal 2010.
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
Financial instruments
Our financial instruments include cash and cash equivalents, debt, and derivative instruments, including foreign currency forward contracts and options, commodity swap and interest rate swap contracts. Because of their short maturity, the carrying amounts of cash and cash equivalents and short-term bank debt approximate fair value. Fair value of long-term debt is based on quoted market prices or estimated using our borrowing rate at year-end for similar types of borrowing arrangements. Refer to Note 12—Fair value measurements.
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials or other commodities. We account for derivatives pursuant to derivative instruments and hedging activities accounting guidance. This guidance requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge designated changes in fair value or cash flows. Refer to Note 17—Derivatives and hedging activities.
Stock-based compensation
We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. Our stock-based employee compensation plans are described more fully in Note 15—Stock-based compensation plans. We recognize the compensation costs related to stock options on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
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
Retirement and other postretirement benefit plans
We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering less than 25% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the U.S. plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA/Aa or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx long-term Corporate bond indices were used as the primary basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2012, 2011 and 2010, we made voluntary contributions to pension plans totaling $50.0 million, $100.0 million and $192.6 million, respectively.
Related party transactions
The Company regularly transacts business with its equity investees. Purchases from Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) were approximately $30 million in fiscal 2012 and $50 million in fiscal 2011. Accounts payable to Chengde was approximately $4 million at April 1, 2012 and $8 million at April 3, 2011. There was no purchasing activity with Chengde in fiscal 2010. The business transactions with our other equity investees were not considered significant.
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

2. Recently issued accounting standards
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance increasing disclosures regarding offsetting assets and liabilities. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and is to be applied retrospectively. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
In September 2011, the FASB also issued guidance that increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective of this guidance is to enhance the transparency of disclosures about the significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. This pronouncement has been adopted and disclosure is included within Note 18—Pension and Other Postretirement Benefit Plans. As this guidance only requires expanded disclosures, the adoption did not impact our consolidated financial position, results of operations, or cash flows.
In May 2011, the FASB issued guidance that amends existing measurement guidance and expands disclosure requirements for fair value measurements, particularly for "Level 3" (as defined in the accounting guidance) inputs. This guidance was effective in the fourth quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.
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

3. Acquisitions
Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings, and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum, and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $422.1 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at 85.3 million.
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition was an asset purchase for tax purposes and operates as part of the Fastener Products segment.
Over the course of fiscal 2012, we completed several additional acquisitions which were not material, but do provide us with additional manufacturing capabilities.
The purchase price allocations for each business acquisition above, in addition to four minor acquisitions, are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.
Fiscal 2011
On January 3, 2011, we acquired an additional 1% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $7 million in cash, increasing our equity interest to 50%. We continue to account for this investment under the equity method as we currently do not exercise control of the major operating and financial policies of Chengde. The carrying value of this investment as of April 1, 2012 was $424.3 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $189 million as of April 1, 2012. This difference arose through the valuation process that was applied to the assets acquired.
Fiscal 2010
On September 30, 2009, we completed the acquisition of Carlton Forge Works and a related entity (“Carlton”) for approximately $847 million in cash, comprised of approximately $502 million of cash on hand and the proceeds of approximately $345 million of commercial paper debt issuance (subsequently repaid). Carlton, a leading manufacturer of seamless rolled rings for critical aerospace applications, offers nickel, titanium, and steel rolled rings across the widest range of product sizes in the industry. Carlton broadens our forging capabilities and enables us to provide a full range of forged products to our aerospace engine customers. The Carlton acquisition is an asset purchase for tax purposes and operates as part of our Forged Products segment. This transaction resulted in $400.1 million of goodwill (which is deductible for tax purposes) and $336.7 million of other intangible assets, including tradenames with indefinite lives valued at $89.1 million, customer relationships with indefinite lives valued at $204.8 million, customer relationships with finite lives valued at $3.7 million, backlog valued at $10.2 million and revenue sharing agreements valued at $28.9 million. We also recorded a long-term liability related to the fair value of a pre-existing revenue sharing agreement valued at $92.0 million. The impact of this acquisition was not material to our consolidated results of operations; consequently, pro-forma information has not been included.
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
The above business acquisitions, in addition to four minor acquisitions in fiscal 2012, were accounted for under the acquisition method of accounting (except for the investment in Chengde, which was accounted for under the equity method) and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

4. Discontinued operations
Fiscal 2012
During the fourth quarter of fiscal 2012, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
Fiscal 2011
During the second quarter of fiscal 2011, we sold an automotive fastener business. The transaction resulted in a gain of approximately $6.4 million (net of tax).
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations. We have entered into an agreement to sell this business and expect to complete the transaction in the first quarter of fiscal 2013.
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
In the second quarter of fiscal 2010, we recognized an impairment loss of approximately $8.7 million (net of tax) related to two automotive fastener businesses held for sale due to continued erosion in the automotive market. The sale of these businesses was completed in the second quarter of fiscal 2011.
The components of discontinued operations for the periods presented are as follows:

Fiscal	2012	2011	2010
Net sales	$63.7	$47.1	$80.4
Cost of goods sold	59.0	44.5	71.1
Selling and administrative expenses	7.6	5.0	10.0
Restructuring and asset impairment	—	—	11.6
Interest income, net	—	(0.1)	(0.1)
Net loss from operations before income taxes	(2.9)	(2.3)	(12.2)
Income tax (expense) benefit	(2.5)	1.0	1.5
Net loss from operations	(5.4)	(1.3)	(10.7)
(Loss) gain on disposal and other expenses, net of tax expense of $0.9, $2.6 and $1.1	(1.0)	5.4	7.4
Net (loss) income from discontinued operations	$(6.4)	$4.1	$(3.3)

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:

	April 1, 2012	April 3, 2011
Assets of discontinued operations:
Current assets	$43.6	$12.5
Net property, plant and equipment	55.7	31.1
Other assets	14.3	14.2
	$113.6	$57.8
Liabilities of discontinued operations:
Current liabilities	$18.6	$6.2
Other long-term liabilities	17.8	—
	$36.4	$6.2

5. Concentration of credit risk
Approximately 62 percent, 57 percent and 54 percent of business activity was with companies in the aerospace industry in fiscal 2012, 2011 and 2010, respectively. Approximately 15.4 percent, 12.5 percent and 14.0 percent of total sales were directly to General Electric Company in fiscal 2012, 2011 and 2010, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers, and management considers the credit risk to be low.

6. Inventories
Inventories consisted of the following:

	April 1, 2012	April 3, 2011
Finished goods	$340.6	$333.7
Work-in-process	742.1	538.8
Raw materials and supplies	544.5	437.2
	1,627.2	1,309.7
Excess of LIFO cost over current cost	190.4	149.7
Total	$1,817.6	$1,459.4

Approximately 93 percent of total inventories were valued on a LIFO basis at April 1, 2012 compared to 91 percent at April 3, 2011. During fiscal 2012 and 2011, certain LIFO inventory quantities were reduced. The effect on cost of goods sold of the liquidation of LIFO inventory quantities carried at costs paid in prior years was not material in either year.

7. Goodwill and acquired intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2012, 2011 and 2010, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. There were no changes to our reporting units or triggering events during the current fiscal year requiring a goodwill or indefinite-lived intangible assets impairment test in accordance with goodwill and other intangible assets accounting guidance.
The changes in the carrying amount of goodwill by reportable segment for fiscal 2012 and 2011 were as follows:

	March 28, 2010	Acquired	Currency translation and other	April 3, 2011	Acquired	Currency translation and other	April 1, 2012
Investment Cast Products	$336.6	$20.3	$1.6	$358.5	$—	$(20.5)	$338.0
Forged Products	1,249.8	—	22.2	1,272.0	112.5	23.3	1,407.8
Fastener Products	1,249.5	8.4	0.8	1,258.7	510.3	(0.3)	1,768.7
Total	$2,835.9	$28.7	$24.6	$2,889.2	$622.8	$2.5	$3,514.5

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	April 1, 2012			April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$15.0	$(9.0)	$6.0	$14.8	$(7.5)	$7.3
Proprietary technology	2.3	(1.3)	1.0	2.3	(1.1)	1.2
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	56.7	(20.5)	36.2	33.6	(14.4)	19.2
Backlog	34.3	(15.5)	18.8	18.6	(17.0)	1.6
Revenue sharing agreements	28.9	(1.0)	27.9	28.9	(0.5)	28.4
	$137.6	$(47.7)	89.9	$98.6	$(40.9)	57.7
Unamortizable intangible assets:
Tradenames			261.4			192.6
Long-term customer relationships			876.8			204.8
Acquired intangibles, net			$1,228.1			$455.1

Amortization expense for finite-lived acquired intangible assets was $13.8 million, $13.9 million and $11.4 million for fiscal 2012, 2011 and 2010, respectively. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal	Estimated Amortization Expense
2013	$15.1
2014	15.0
2015	12.8
2016	11.6
2017	5.9

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

8. Accrued liabilities
Accrued liabilities consisted of the following:

	April 1, 2012	April 3, 2011
Salaries and wages payable	$154.3	$145.1
Customer deposits	41.7	47.6
Other accrued liabilities	139.2	111.3
Total	$335.2	$304.0

9. Financing arrangements
Long-term debt is summarized as follows:

	April 1, 2012	April 3, 2011
5.60% Public notes due fiscal 2014	$200.0	$200.0
Private notes, retired in November 2011 in advance of August 2014 stated maturity	—	28.5
Other	8.2	8.1
	208.2	236.6
Less: Long-term debt currently due	0.5	14.7
Total	$207.7	$221.9

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal	Debt
2013	$0.5
2014	202.0
2015	0.2
2016	5.5
2017	—
Total	$208.2

Historically, we have issued commercial paper as a method of raising short-term liquidity. There were no commercial paper borrowings outstanding as of April 1, 2012 or April 3, 2011. During fiscal 2012, the average amount of commercial paper borrowings outstanding was $57.6 million and the weighted average interest rate was 0.3%. During fiscal 2011, the average amount of commercial paper borrowings outstanding was $21.5 million and the weighted average interest rate was 0.3%. During fiscal 2012 and 2011, the largest daily balance of outstanding commercial paper borrowings was $390.0 million and $210.0 million, respectively.
On November 30, 2011, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, and other lenders from time to time party thereto (collectively the “Lenders”). On the same day, we also terminated our prior credit agreement with Bank of America, N.A. and the other lenders under such agreement. The New Credit Agreement consists of a five-year, $1.0 billion revolving credit facility (with a $500 million increase option, subject to approval of the Lenders) maturing November 30, 2016, unless extended pursuant to two 364-day extension options (subject to approval of the Lenders). The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. Our unused borrowing capacity as of April 1, 2012 was $1.0 billion under the New Credit Agreement. Our financial covenant requirement and actual ratio as of April 1, 2012 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	2.4%

_________________________

(1)	Terms are defined in the New Credit Agreement.

As of April 1, 2012, we were in compliance with the financial covenant in the New Credit Agreement.

10. Income taxes
Total pre-tax income before equity in earnings of unconsolidated affiliates was:

Fiscal	2012	2011	2010
Domestic	$1,582.7	$1,334.8	$1,238.9
Foreign	229.3	159.0	171.3
Total pretax income	$1,812.0	$1,493.8	$1,410.2

The provision for income taxes consisted of the following:

Fiscal	2012	2011	2010
Current taxes:
Federal	$432.6	$341.0	$264.3
Foreign	43.3	44.4	29.2
State	48.7	37.8	35.3
	524.6	423.2	328.8
Deferred income taxes	69.8	76.5	156.9
Provision for income taxes	$594.4	$499.7	$485.7

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at April 1, 2012, were approximately $866 million. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2012	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.8%	2.1%	2.0%
Domestic manufacturing deduction	(2.4)%	(2.4)%	(1.3)%
Earnings taxed at different rates in foreign jurisdictions	(1.0)%	(0.9)%	(1.4)%
Other	(0.6)%	(0.3)%	0.1%
Effective rate	32.8%	33.5%	34.4%

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

Significant components of our deferred tax assets and liabilities were as follows:

	April 1, 2012	April 3, 2011
Deferred tax assets arising from:
Expense accruals and reserves	$97.5	$56.9
Acquired loss contracts liabilities	47.1	35.7
Stock options	29.5	26.9
Post-retirement benefits other than pensions	98.3	89.6
Pension accruals	37.2	—
Net operating and capital loss carryforwards	71.0	56.4
Tax credit carryforwards	6.5	3.0
Valuation allowances	(55.2)	(53.1)
Gross deferred tax assets	331.9	215.4
Deferred tax liabilities arising from:
Depreciation/amortization	(355.6)	(177.6)
Goodwill	(177.7)	(147.6)
Inventory basis differences	(59.1)	(55.7)
Pension accruals	—	(38.2)
Gross deferred tax liabilities	(592.4)	(419.1)
Net deferred tax liabilities	$(260.5)	$(203.7)

The valuation allowances for deferred tax assets as of April 1, 2012 were $55.2 million. The net change for total valuation allowances for the year ended April 1, 2012 was an increase of $2.1 million, including a $6.2 million increase from U.S. capital losses and a $4.8 million decrease from foreign company tax losses used or eliminated through legal entity liquidations. As of April 1, 2012, we had net operating loss, capital loss and tax credit carryforward benefits of approximately $23.4 million that expire in the fiscal years ending March 2013 through March 2033. For financial reporting purposes, valuation allowances of $7.6 million were recognized to offset the deferred tax asset relating to those carryforward benefits.
Uncertain Tax Positions
The following table summarizes the activity related to our reserve for unrecognized tax benefits:

	April 1, 2012	April 3, 2011	March 28, 2010
Beginning Balance	$12.3	$25.4	$28.5
Gross increases related to prior period tax positions	4.0	9.8	24.7
Gross decreases related to prior period tax positions	(0.3)	(18.9)	(21.9)
Gross increases related to current period tax positions	0.7	1.6	3.7
Decreases related to settlements with tax authorities	(3.7)	(5.4)	(9.3)
Expiration of the statute of limitations for assessment of taxes	(0.1)	(0.2)	(0.3)
Ending Balance	$12.9	$12.3	$25.4

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the years ended April 1, 2012, April 3, 2011 and March 28, 2010, the amount of tax expense recognized related to interest and penalties was immaterial. The reserve for uncertain tax positions as of April 1, 2012 and April 3, 2011 included an accrual for interest and penalties of $3.1 million and $0.9 million, respectively.
We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of April 1, 2012, the U.S. Internal Revenue Service has completed examinations of tax years through March 29, 2009, except for tax years ended April 2, 2006 and April 1, 2007 to the extent of refund claims submitted to the Joint Committee on Taxation. We are no longer subject to examination in the United Kingdom for fiscal years prior to 2010. For other state, local, and foreign jurisdictions, with few exceptions, the statutes of limitation are closed for all tax years through April 2, 2006.
Included in the reserve for uncertain tax positions at April 1, 2012 and April 3, 2011 are $4.3 million and $4.7 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0 to $1.4 million. The tax matters associated with these uncertain tax positions primarily relate to U.S. taxation of foreign income and state tax positions in various states. These tax matters are currently under audit; however, we cannot reasonably predict the timing or ultimate outcome of these matters.

11. Earnings per share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

Fiscal	2012	2011	2010
Amounts attributable to PCC shareholders:
Net income from continuing operations	$1,230.5	$1,009.4	$925.1
Net (loss) income from discontinued operations	(6.4)	4.1	(3.3)
Net income attributable to PCC shareholders	$1,224.1	$1,013.5	$921.8

Fiscal	2012	2011	2010
Weighted average shares outstanding-basic	144.4	142.7	140.7
Effect of dilutive stock-based compensation plans	1.2	1.2	1.4
Weighted average shares outstanding-diluted	145.6	143.9	142.1

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option, phantom stock and employee stock purchase plans computed using the treasury stock method.
Options to purchase 1.2 million, 1.5 million and 1.5 million shares of common stock were outstanding during fiscal 2012, 2011 and 2010, respectively, and were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

12. Fair value measurements
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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$74.5	$—	$—	$74.5
Derivative instruments	$—	$4.1	$—	$4.1
Liabilities:
Derivative instruments	$—	$1.9	$—	$1.9

The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 3, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$400.2	$99.0	$—	$499.2
Derivative instruments	$—	$7.5	$—	$7.5
Liabilities:
Derivative instruments	$—	$3.3	$—	$3.3

Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2012 or fiscal 2011.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $221.0 million compared to a book value of $207.4 million at April 1, 2012. At April 3, 2011, the estimated fair value of our long-term fixed rate debt instruments was $257.2 million compared to a book value of $235.5 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

13. Commitments and contingencies
We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at April 1, 2012 are as follows:

Fiscal Year
2013	$28.2
2014	22.7
2015	18.5
2016	13.6
2017	9.8
Thereafter	54.6
Total	$147.4

Operating lease obligations include $42.8 million attributable to operations held-for-sale. Total rent expense for all operating leases was $34.3 million, $25.0 million and $22.2 million for fiscal 2012, 2011 and 2010, respectively.
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.
In the ordinary course of business, we warrant that our products will conform to contractually established standards and tolerances over various time periods. The warranty accrual as of April 1, 2012 and April 3, 2011, and the change in the accrual for fiscal 2012, 2011 and 2010, is not material to our consolidated financial position, results of operations or cash flows.
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

14. Shareholders’ equity
Authorized shares of common stock, with no par value and $1 stated value, consisted of 450.0 million shares at April 1, 2012 and April 3, 2011. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at April 1, 2012 and April 3, 2011.
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

15. Stock-based compensation plans
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
Stock option awards
The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all stock option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $39.7 million, $37.9 million, and $32.3 million for fiscal 2012, 2011 and 2010, respectively.
Deferred stock unit awards
The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director is granted DSUs in an amount equal to $125,000 in fiscal 2012, 2011 and 2010, divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. At the time of the annual grant, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs during the year. The value of the dividends is divided by the closing price of PCC common stock to determine the number of units granted. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $0.9 million, $1.0 million, and $0.7 million for fiscal 2012, 2011 and 2010, respectively.
Employee stock purchase plan
We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $7.6 million, $8.2 million, and $7.3 million for fiscal 2012, 2011 and 2010, respectively.
Deferred compensation plan
We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at April 1, 2012 and April 3, 2011 of approximately $66.5 million and $67.4 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.
One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Effective March 20, 2009, the deferred compensation plan was amended such that payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock. Under the amended plan, Phantom Stock Units are accounted for as equity awards. The stock based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. At April 1, 2012 and April 3, 2011, there was $9.0 million and $8.3 million, respectively, of deferred compensation related to Phantom Stock Units included in additional paid-in capital. Phantom Stock Units for retirees receiving payments under the deferred compensation plan prior to March 20, 2009 continue to be accounted for as liability awards as they were grandfathered under the former plan. The change in market value of Phantom Stock Units accounted for as liability awards are recognized in the consolidated statement of income. We recognized expense of approximately $0.2 million, $0.3 million, and $0.8 million in fiscal 2012, 2011 and 2010, respectively.
The total amount of cash received from the exercise of stock options was $96.8 million, $93.3 million, and $67.4 million in fiscal 2012, 2011 and 2010, respectively. The related tax benefit was $38.1 million, $38.5 million, and $30.0 million in fiscal 2012, 2011 and 2010, respectively.
The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2013 to fiscal 2022. At April 1, 2012, approximately 3,915,000 stock incentive plan shares were available for future grants.
There were approximately 215,000 shares issued under the 2008 ESPP during the year ended April 1, 2012. At April 1, 2012, there were approximately 1,735,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.

The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

Fiscal	2012	2011	2010
Cost of goods sold	$16.6	$16.9	$12.7
Selling and administrative expenses	31.8	30.4	28.4
Stock-based compensation expense before income taxes	48.4	47.3	41.1
Income tax benefit	(15.0)	(13.6)	(12.4)
Total stock-based compensation expense after income taxes	$33.4	$33.7	$28.7

No stock-based compensation expense was capitalized in fiscal 2012, 2011 or 2010 as it was not material. As of April 1, 2012, we had $89.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 2.9 years.
The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2012	2011	2010
Stock option plans:
Risk-free interest rate	0.7%	1.0%	1.9%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	42.7%	44.0%	43.8%
Expected life (in years)	3.0	–	4.4	3.0	–	4.4	2.7	–	4.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.3%	0.4%	0.4%
Expected dividend yield	0.1%	0.1%	0.2%
Expected volatility	29.9%	38.4%	40.4%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate, and we use 4-year historical volatility for stock option plans and 1-year historical volatility for the Employee Stock Purchase Plan as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.
The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2012	2011	2010
Stock option plans:
Grant date fair value per share	$55.81	$48.81	$37.25
Total fair value of awards granted	$56.4	$49.1	$51.8
Total intrinsic value of options exercised	$120.4	$119.4	$93.4
Employee Stock Purchase Plan:
Grant date fair value per share	$36.95	$33.33	$21.68
Total fair value	$7.6	$8.2	$7.3

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 29, 2009	6,551,000	$62.67	7.29	$89.1
Granted	1,384,000	101.89
Exercised	(1,618,000)	41.64
Forfeited or expired	(266,000)	90.68
Outstanding at March 28, 2010	6,051,000	76.21	7.42	303.0
Granted	1,005,000	137.27
Exercised	(1,567,000)	59.51
Forfeited or expired	(315,000)	97.45
Outstanding at April 3, 2011	5,174,000	91.88	7.06	298.7
Granted	1,010,000	160.99
Exercised	(1,323,000)	73.17
Forfeited or expired	(126,000)	113.21
Outstanding at April 1, 2012	4,735,000	111.29	7.29	291.7
Vested or expected to vest at April 3, 2011 (1)	2,570,000	104.14	8.52	116.9
Vested or expected to vest at April 1, 2012 (1)	2,382,000	126.45	8.47	110.7
Exercisable at April 3, 2011	2,346,000	76.39	5.28	171.8
Exercisable at April 1, 2012	2,113,000	90.97	5.77	173.1

(1)	Represents outstanding options reduced by expected forfeitures

16. Accumulated other comprehensive loss
Comprehensive income is the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive loss, were as follows (net of tax):

Fiscal	2012	2011
Cumulative unrealized foreign currency translation gains	$19.6	$32.7
Pension and postretirement obligations	(462.0)	(269.0)
Unrecognized gain on derivatives	0.7	1.7
Accumulated other comprehensive loss	$(441.7)	$(234.6)

17. Derivatives and hedging activities
We hold and issue derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and to protect our investments in foreign subsidiaries. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and changes in commodity prices and interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.
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
As of April 1, 2012, there were $0.9 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of April 1, 2012, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of April 1, 2012 was approximately $440 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of April 1, 2012, accounts receivable included foreign exchange contracts of $2.5 million and other assets included interest rate swap contracts of $1.6 million. As of April 1, 2012, accounts payable included foreign exchange contracts of $1.9 million. As of April 3, 2011, accounts receivable included foreign exchange contracts of $3.8 million and commodity swap contracts of $2.6 million, and debt included interest rate swap contracts of $1.1 million. As of April 3, 2011, accounts payable included foreign exchange contracts of $3.3 million.
For the years ended April 1, 2012, April 3, 2011 and March 28, 2010, we recognized $3.8 million, $9.9 million and $3.5 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the years ended April 1, 2012, April 3, 2011 and March 28, 2010, we recognized $2.1 million of losses, $8.6 million of gains, and $12.4 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in fiscal 2012, 2011 or 2010 was not significant.

18. Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Benefits provided by these plans are generally based on years of service and compensation. Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We also provide postretirement medical benefits for certain eligible employees who have satisfied plan eligibility provisions, which include age and/or service requirements.
Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2012	2011	2012	2011
Change in plan assets:
Beginning fair value of plan assets	$1,680.2	$1,473.2	$—	$—
Actual return on plan assets	53.4	120.6	—	—
Adjustment from curtailment/settlement	—	—	—	(38.0)
Company contributions	69.4	115.9	8.5	47.0
Plan participants’ contributions	2.2	2.3	—	—
Benefits paid	(81.6)	(78.6)	(8.5)	(9.0)
Exchange rate and other	(4.3)	46.8	—	—
Ending fair value of plan assets	$1,719.3	$1,680.2	$—	$—
Change in projected benefit obligations:
Beginning projected benefit obligations	$1,642.8	$1,490.3	$83.5	$130.3
Service cost	34.5	33.5	0.7	0.8
Interest cost	92.1	91.0	4.6	5.7
Plan participants’ contributions	2.2	2.3	—	—
Amendments/curtailments/settlement	4.6	—	1.8	(37.7)
Actuarial losses (gains)	227.0	61.1	8.6	(6.6)
Benefits paid	(81.6)	(78.6)	(8.5)	(9.0)
Exchange rate and other	(2.4)	43.2	—	—
Ending projected pension and postretirement benefit obligations	$1,919.2	$1,642.8	$90.7	$83.5
Funded Status:
Fair value of plan assets (less) greater than projected pension and postretirement benefit obligations	$(199.9)	$37.4	$(90.7)	$(83.5)
Amounts recognized in the balance sheets:
Noncurrent asset	$13.4	$149.5	$—	$—
Current liabilities	(5.4)	(8.6)	(7.0)	(7.5)
Noncurrent liabilities	(207.9)	(103.5)	(83.7)	(76.0)
Net amount recognized	$(199.9)	$37.4	$(90.7)	$(83.5)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$669.6	$389.5	$15.4	$7.4
Prior service cost (benefit)	17.7	16.5	1.6	(0.6)
Unrecognized net transition obligation	0.1	—	—	—
Net amount recognized, before tax effect	$687.4	$406.0	$17.0	$6.8

Of the total amounts included in accumulated other comprehensive loss as of April 1, 2012, we estimate that we will recognize amortization of the following amounts as components of net periodic pension and postretirement benefit cost in fiscal 2013: net loss of $46.4 million; prior service cost of $3.5 million; and transition obligation of $0.1 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. As of April 1, 2012, the aggregate projected benefit obligation was $681.8 million, the aggregate accumulated benefit obligation was $632.7 million, and the aggregate fair value of plan assets was $493.6 million associated with these defined benefit pension plans.
Components of net periodic pension cost
The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2012	2011	2010
Service cost	$36.6	$35.3	$31.7
Interest cost	92.1	91.0	86.6
Expected return on plan assets	(131.5)	(123.5)	(104.6)
Amortization of prior service cost/curtailment gain	3.0	3.1	4.1
Amortization of transition asset	0.2	0.2	0.2
Amortization of net actuarial loss	21.8	18.7	12.6
Net periodic pension cost	$22.2	$24.8	$30.6

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2012	2011	2010
Service cost	$0.7	$0.8	$1.3
Interest cost	4.6	5.7	8.5
Amortization of prior service cost/curtailment gain	(0.3)	(0.7)	(0.7)
Amortization of net actuarial loss	0.5	0.6	0.7
Net postretirement benefit cost	$5.5	$6.4	$9.8

Components of amounts recognized in other comprehensive income:
The changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”) for our pension plans consisted of the following:

Fiscal	2012	2011	2010
Net actuarial loss	$283.8	$46.0	$114.6
Amortization of net actuarial loss	(2.6)	(2.5)	(0.4)
Prior service cost	4.5	—	0.7
Amortization of prior service cost	(3.0)	(3.1)	(3.6)
Amortization of transition obligation	(0.2)	(0.2)	(0.2)
Exchange rate (loss) gain	(1.2)	6.0	0.3
Total recognized in OCI	$281.3	$46.2	$111.4

The changes in plan assets and benefit obligations recognized in other comprehensive income for our postretirement benefit plans consisted of the following:

Fiscal	2012	2011	2010
Net actuarial loss (gain)	$8.0	$(11.5)	$8.4
Prior service cost	1.9	0.3	—
Amortization of prior service cost	0.3	5.1	0.6
Total recognized in OCI	$10.2	$(6.1)	$9.0

Weighted-average assumptions
The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2012 and 2011 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2012	2011	2012	2011
Discount rate	4.85%	5.75%	4.85%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans			Pension Benefits
Fiscal			2012	2011
Discount rate			5.27%	5.88%
Rate of compensation increase			2.97%	3.22%

As of April 1, 2012, the projected U.S. pension benefit obligation was $1,287.6 million and the non-U.S. pension benefit obligation was $631.6 million.
The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2012, 2011 and 2010 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2012	2011	2010	2012	2011	2010
Discount rate	5.75%	6.25%	7.25%	5.75%	6.25%	7.25%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.00%	3.25%	3.50%	3.00%	3.25%	3.50%

Non-U.S. Plans				Pension Benefits
Fiscal				2012	2011	2010
Discount rate				5.88%	5.83%	6.68%
Expected return on plan assets				7.50%	7.50%	7.50%
Rate of compensation increase				3.22%	3.43%	3.43%

For the year ended April 1, 2012, our U.S. net periodic pension cost was $25.7 million and our non-U.S. net periodic benefit income was $3.5 million.
Health care trend rates
The health care cost trend rates used in fiscal 2012 and 2011 were as follows:

	Other Postretirement Benefits
Fiscal	2012	2011
Health care cost trend assumed for next year	6.73%	8.41%
Ultimate trend rate	4.70%	4.70%
Year ultimate rate is reached	2081	2081

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.0	$(2.8)

During fiscal 2012, we contributed $69.4 million to the defined benefit pension plans, of which $50.0 million was voluntary. In the first month of fiscal 2013, we made a $50.0 million voluntary contribution to the defined benefit pension plans. We expect to contribute approximately $12.4 million of required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $62.4 million in fiscal 2013. In addition, we contributed $8.5 million to the other postretirement benefit plans during fiscal 2012. We expect to contribute approximately $7.0 million to the other postretirement benefit plans during fiscal 2013.
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
Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2013	$96.9	$7.0
2014	81.8	6.7
2015	86.0	6.5
2016	88.5	6.4
2017	92.3	6.3
2018-2022	530.7	30.0

Plan asset allocations
The Company’s asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term in order to fund future payment obligations and broadly diversifying investments across financial markets to protect investment values against adverse movements. In addition, we seek to minimize the volatility of the plans’ funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification. The asset categories are described below, along with the investment level classification under fair value guidance as defined in Note 12—Fair value measurements.
Public Equity Securities (Long/Hedged)
Long equity investments consist of publicly traded equity securities that are well diversified across managers, styles, sectors and countries. Hedged equity investments typically add short positions in equities or equity futures in order to generate absolute returns regardless of equity market direction. Public equity investments made directly through managed (separate) account structures and valued based upon closing prices reported in active trading markets are classified as Level 1. Equity investments made indirectly via liquid pooled funds valued at the net asset value ("NAV") of the fund are classified as Level 2 and are typically valued at the most recently published NAV of the fund, which may be derived from underlying investment values one quarter earlier, unless management believes an adjustment to NAV is warranted based on changes in observable inputs or an expectation that an investment will be sold at a value other than NAV.
Private Equity
Private equity investments consist of investments in limited partnerships or commingled vehicles with managers who purchase interests in non-public companies. Sub-categories of private equity may include venture capital, early stage, special situations or restructuring funds. Private equity funds typically have low liquidity, a 10 year or longer investment commitment, and valuation methodologies that require the use of significant unobservable inputs. Private equity investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. For the years ended April 1, 2012 and April 3, 2011, no material adjustments were made to fund

NAVs.
Absolute Return (Market Sectors/Arbitrage)
Absolute return strategies are investments with managers who seek specified levels of absolute returns with minimal correlation to market movements. Absolute return managers typically invest in futures, forwards or options on a variety of asset classes. Market sector strategies seek to capitalize on movements in commodity, currency, interest rate and/or other traditional markets while arbitrage strategies focus on credit, volatility or other alternative asset classes. Investments are typically made in limited partnerships and classified Level 2 when funds offer regular liquidity at fund NAVs and reported values are based on significant observable inputs. All other investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above.
Royalty Investments
Royalty investments are made through a limited partnership which purchases income-producing royalties derived from sales of pharmaceutical products. Valuation of the fund is determined from an independent appraisal process whereby significant observable inputs are used in determining the fund’s NAV. Liquidity is typically arranged in the secondary market with trades occurring at the most recent published NAV. Royalty investments are classified as Level 2 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above.
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
The fair value methods employed by PCC as noted above may not be validated at the time of sale and may not reflect future fair value measurements. The use of different assumptions of valuation methodologies may lead to different fair value measurements.
Cash/Other
Cash and other investments include highly liquid money market securities, demand deposits and other cash equivalents.
The table below sets forth our target asset allocation for fiscal 2012 and the actual allocations at April 1, 2012 and April 3, 2011:

	Target Allocation			Actual Allocation	Actual Allocation
	2012			4/1/2012	4/3/2011
Equity	25%	–	60%	41%	40%
Fixed Income	5%	–	50%	23%	24%
Absolute Return	5%	–	40%	24%	25%
Royalties	0%	–	15%	7%	8%
Cash/Other	1%	–	10%	5%	3%
Total				100%	100%

The fair value of our pension plan assets at April 1, 2012 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$288.1	$45.1	$—	$333.2
Hedged	48.6	159.7	0.8	209.1
Private Equity / Venture Capital	—	—	165.8	165.8
Total Equity	336.7	204.8	166.6	708.1
Absolute Return:
Market Sectors	—	206.0	—	206.0
Arbitrage	—	192.9	12.6	205.5
Total Absolute Return	—	398.9	12.6	411.5
Royalties	—	126.9	—	126.9
Fixed Income:
Investment Grade	311.7	2.2	—	313.9
Non-Investment Grade	—	41.1	31.7	72.8
Total Fixed Income	311.7	43.3	31.7	386.7
Cash/Other	85.3	0.8	—	86.1
Total	$733.7	$774.7	$210.9	$1,719.3

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended April 1, 2012:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	April 3, 2011				April 1, 2012
Hedged Equity	$—	$(0.4)	$(0.8)	$2.0	$0.8
Private Equity / Venture Capital	133.7	5.5	26.6	—	165.8
Arbitrage	12.7	(3.9)	—	3.8	12.6
Fixed Income - Non-Investment Grade	40.0	2.6	(10.9)	—	31.7
Total	$186.4	$3.8	$14.9	$5.8	$210.9

The fair value of our pension plan assets at April 3, 2011 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$266.5	$63.2	$—	$329.7
Hedged	46.4	165.8	—	212.2
Private Equity / Venture Capital	—	—	133.7	133.7
Total Equity	312.9	229.0	133.7	675.6
Absolute Return:
Market Sectors	—	186.2	—	186.2
Arbitrage	—	215.1	12.7	227.8
Total Absolute Return	—	401.3	12.7	414.0
Royalties	—	141.0	—	141.0
Fixed Income:
Investment Grade	287.8	33.6	—	321.4
Non-Investment Grade	—	44.6	40.0	84.6
Total Fixed Income	287.8	78.2	40.0	406.0
Cash/Other	42.7	0.9	—	43.6
Total	$643.4	$850.4	$186.4	$1,680.2

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended April 3, 2011:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	March 28, 2010				April 3, 2011
Private Equity / Venture Capital	$110.4	$13.2	$10.1	$—	$133.7
Arbitrage	12.2	(1.3)	1.8	—	12.7
Fixed Income - Non-Investment Grade	—	5.0	0.2	34.8	40.0
Total	$122.6	$16.9	$12.1	$34.8	$186.4

Multi-employer Pension Plans

We are a participating employer in several trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. The risks of participating in these multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The following table outlines our participation in multiemployer plans:

		Pension Protection Act Zone Status (a)			Contributions of PCC
Pension Fund	EIN/Pension Plan Number	FY2012	FY2011	FIP/RP Status (b)	FY2012	FY2011	FY2010	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Plan	51-6031295/ 002 (c)	Green	Green	Not Applicable	$1.0	$1.0	$0.8	No	6/30/2012 8/16/2012
Steelworkers Pension Trust	23-6648508/ 499	Green	Green	Not Applicable	3.2	3.0	2.4	No	8/3/2012
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001 (c)(d)	Yellow	Yellow	Implemented	0.5	0.7	0.4	No Yes	2/14/2014 7/15/2015
		Total Contributions:			$4.7	$4.7	$3.6

(a) Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in fiscal 2012 and fiscal 2011 is for the plan's year-end at December 31, 2011 and 2010, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary.

(b) The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.

(c) The plans zone status was calculated after taking into account IRS approval for an "amortization extension", adjusting future benefit accruals, and electing other funding relief measures made available under the Pension Relief Act of 2010.

(d) Beginning on January 1, 2010, the minimum contribution rate required to be paid by the employers is equal to the base contribution rate in effect, for the collective bargaining agreement in effect on September 30, 2008, multiplied by the following factors over the following five calendar years: 2010 - 135%; 2011 - 170%; 2012 - 205%; 2013 - 240%; after 01/01/2014 - 275%.
Defined Contribution Plans
The expense related to employer contributions to our defined contribution plans was $18.9 million, $14.4 million and $14.4 million in fiscal 2012, 2011 and 2010, respectively.

19. Segment information
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
Fastener Products
The Fastener Products segment primarily produces highly engineered fasteners, fastener systems, aerostructures, and precision components for critical applications in the aerospace, automotive and industrial machinery markets. The majority of our Fastener Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments. The balance of the segment’s sales is derived from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation.

Our chief operating decision maker evaluates performance and allocates resources based on revenues, operating income and net assets employed. The accounting policies of the reportable segments are the same as those described in Note 1—Summary of Significant Accounting Policies. Segment results are as follows:

Fiscal	2012	2011	2010
Net sales:
Investment Cast Products	$2,326.9	$2,095.6	$1,851.3
Forged Products	3,189.5	2,779.7	2,283.0
Fastener Products	1,698.2	1,344.8	1,324.9
Consolidated net sales	$7,214.6	$6,220.1	$5,459.2
Intercompany sales activity (1):
Investment Cast Products (2)	$295.5	$238.8	$199.1
Forged Products (3)	927.4	740.2	703.4
Fastener Products (4)	115.9	99.4	84.9
Total intercompany sales activity	$1,338.8	$1,078.4	$987.4
Segment operating income (loss):
Investment Cast Products	$766.4	$665.5	$560.0
Forged Products	686.2	539.4	529.7
Fastener Products	488.1	411.0	440.2
Corporate expense	(123.5)	(113.1)	(106.6)
Total segment operating income	1,817.2	1,502.8	1,423.3
Interest expense, net	5.2	9.0	13.1
Consolidated income before income taxes and equity in earnings of unconsolidated affiliates	$1,812.0	$1,493.8	$1,410.2
Depreciation and amortization expense:
Investment Cast Products	$35.1	$34.9	$35.7
Forged Products	88.1	87.7	75.2
Fastener Products	40.4	34.7	34.3
Corporate	6.2	6.5	6.6
Consolidated depreciation and amortization expense	$169.8	$163.8	$151.8
Capital expenditures:
Investment Cast Products	$48.1	$28.5	$28.5
Forged Products	75.4	65.5	81.7
Fastener Products	39.1	26.4	16.8
Corporate	29.5	—	42.5
Consolidated capital expenditures	$192.1	$120.4	$169.5
Total assets:
Investment Cast Products	$1,372.6	$1,301.9
Forged Products (5)	4,869.3	4,174.3
Fastener Products	3,441.5	2,110.3
Corporate (6)	761.8	1,311.6
Discontinued operations	113.6	57.8
Consolidated total assets	$10,558.8	$8,955.9

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $47.5 million, $33.2 million and $26.3 million for fiscal 2012, 2011 and 2010, respectively.

(3)	Forged Products: Includes intersegment sales activity of $84.2 million, $65.2 million and $64.1 million for fiscal 2012, 2011 and 2010, respectively.

(4)	Fastener Products: Includes intersegment sales activity of $4.5 million, $4.2 million and $2.8 million for fiscal 2012, 2011 and 2010, respectively.

(5)	Forged Products assets include $441.5 million and $410.5 million in fiscal 2012 and 2011, respectively, related to investments in unconsolidated affiliates.

(6)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment and other assets.

Net direct sales to General Electric were 15.4 percent, 12.5 percent and 14.0 percent of total sales in fiscal 2012, 2011 and 2010, respectively, as follows:

Fiscal	2012	2011	2010
Investment Cast Products	$558.9	$523.2	$494.5
Forged Products	464.2	224.5	243.6
Fastener Products	85.1	27.5	26.7
	$1,108.2	$775.2	$764.8

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

Fiscal	2012	2011	2010
United States	$5,952.7	$5,161.8	$4,476.2
United Kingdom	796.2	672.1	673.4
Other countries	465.7	386.2	309.6
Net sales	$7,214.6	$6,220.1	$5,459.2
United States	$1,211.6	$1,056.9
United Kingdom	165.9	172.8
Other countries	104.2	102.4
Assets of discontinued operations	57.6	31.1
Total tangible long-lived assets (1)	$1,539.3	$1,363.2

(1)	Long-lived assets exclude $442.8 million and $411.9 million in fiscal 2012 and 2011, respectively, related to investments in unconsolidated affiliates.

20. Subsequent events
On April 2, 2012, we acquired RathGibson, LLC ("RathGibson"). RathGibson manufactures precision thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length, wall thickness, and diameter. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing, and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas, and employs more than 500 people. The RathGibson acquisition is an asset purchase for tax purposes and will be reported as part of the Forged Products segment.
On May 18, 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Cambridge, Ontario. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly, and kit integration. Established in 1974, Centra has approximately 400 non-union employees. The Centra acquisition is a stock purchase for tax purposes and will be reported as part of the Fastener Products segment.
On May 20, 2012, we agreed to acquire Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties; metallurgical and chemical analyses; and low-cycle fatigue testing. Dickson is located in South Gate, California, with approximately 110 employees. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California, with nearly 60 employees. The acquisition is an asset purchase for tax purposes and will be reported as part of the Forged Products segment. The transaction is expected to be completed by July 2012.

21. Condensed consolidating financial information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014. The following condensed consolidating financial information presents, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public notes, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of April 1, 2012 and April 3, 2011, statements of income and statements of cash flows for the fiscal years ended April 1, 2012, April 3, 2011, and March 28, 2010. The public notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the majority of our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.
The parent company had positive cash flows from operations for the year ended April 1, 2012. The positive operating cash flows are due to a variety of factors, including timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors, the application of tax overpayments from the prior year's tax returns to reduce quarterly estimated tax payments, and the tax benefit on the book expense recorded for stock based compensation expense. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income

Year Ended April 1, 2012	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$6,026.3	$1,512.8	$(324.5)	$7,214.6
Costs and expenses:
Cost of goods sold	16.6	4,097.3	1,159.9	(324.5)	4,949.3
Selling and administrative expenses	97.1	268.4	82.6	—	448.1
Other expense (income)	1.2	(5.7)	4.5	—	—
Interest (income) expense, net	(51.6)	64.1	(7.3)	—	5.2
Equity in earnings of subsidiaries	(1,256.5)	(79.9)	—	1,336.4	—
Total costs and expenses	(1,193.2)	4,344.2	1,239.7	1,011.9	5,402.6
Income before income tax and equity in earnings of unconsolidated affiliates	1,193.2	1,682.1	273.1	(1,336.4)	1,812.0
Income tax benefit (expense)	30.9	(558.9)	(66.4)	—	(594.4)
Equity in earnings of unconsolidated affiliates	—	1.4	13.2	—	14.6
Net income from continuing operations	1,224.1	1,124.6	219.9	(1,336.4)	1,232.2
Net income (loss) from discontinued operations	—	1.5	(7.9)	—	(6.4)
Net income	1,224.1	1,126.1	212.0	(1,336.4)	1,225.8
Net income attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Net income attributable to PCC	$1,224.1	$1,126.1	$210.3	$(1,336.4)	$1,224.1

Condensed Consolidating Statements of Income

Year Ended April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,227.5	$1,273.8	$(281.2)	$6,220.1
Costs and expenses:
Cost of goods sold	16.9	3,586.4	1,004.6	(281.2)	4,326.7
Selling and administrative expenses	86.8	230.0	73.8	—	390.6
Other expense (income)	0.9	(3.3)	2.4	—	—
Interest (income) expense, net	(48.4)	61.0	(3.6)	—	9.0
Equity in earnings of subsidiaries	(1,043.3)	(38.3)	—	1,081.6	—
Total costs and expenses	(987.1)	3,835.8	1,077.2	800.4	4,726.3
Income before income tax and equity in earnings of unconsolidated affiliates	987.1	1,391.7	196.6	(1,081.6)	1,493.8
Income tax benefit (expense)	26.4	(473.3)	(52.8)	—	(499.7)
Equity in earnings of unconsolidated affiliates	—	0.8	15.8	—	16.6
Net income from continuing operations	1,013.5	919.2	159.6	(1,081.6)	1,010.7
Net income (loss) from discontinued operations	—	8.2	(4.1)	—	4.1
Net income	1,013.5	927.4	155.5	(1,081.6)	1,014.8
Net income attributable to noncontrolling interest	—	—	(1.3)	—	(1.3)
Net income attributable to PCC	$1,013.5	$927.4	$154.2	$(1,081.6)	$1,013.5

Condensed Consolidating Statements of Income

Year Ended March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,544.1	$1,105.5	$(190.4)	$5,459.2
Costs and expenses:
Cost of goods sold	12.6	3,021.9	824.7	(190.4)	3,668.8
Selling and administrative expenses	84.8	196.4	85.9	—	367.1
Other (income) expense	(0.5)	(2.9)	3.4	—	—
Interest (income) expense, net	(45.8)	61.5	(2.6)	—	13.1
Equity in earnings of subsidiaries	(913.9)	(8.2)	—	922.1	—
Total costs and expenses	(862.8)	3,268.7	911.4	731.7	4,049.0
Income before income tax and equity in earnings of unconsolidated affiliates	862.8	1,275.4	194.1	(922.1)	1,410.2
Income tax benefit (expense)	59.0	(505.5)	(39.2)	—	(485.7)
Equity in earnings of unconsolidated affiliates	—	—	1.4	—	1.4
Net income from continuing operations	921.8	769.9	156.3	(922.1)	925.9
Net income (loss) from discontinued operations	—	5.1	(8.4)	—	(3.3)
Net income	921.8	775.0	147.9	(922.1)	922.6
Net income attributable to noncontrolling interest	—	(0.5)	(0.3)	—	(0.8)
Net income attributable to PCC	$921.8	$774.5	$147.6	$(922.1)	$921.8

Condensed Consolidating Balance Sheets

April 1, 2012	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$452.8	$17.6	$228.3	$—	$698.7
Receivables, net	44.3	4,008.6	252.4	(3,116.9)	1,188.4
Inventories	—	1,539.6	278.0	—	1,817.6
Prepaid expenses and other current assets	4.4	14.1	11.1	—	29.6
Income tax receivable	22.1	—	—	(14.2)	7.9
Deferred income taxes	8.8	—	6.1	(14.9)	—
Discontinued operations	—	39.7	101.5	(97.6)	43.6
Total current assets	532.4	5,619.6	877.4	(3,243.6)	3,785.8
Property, plant and equipment, net	1.4	1,041.6	279.2	—	1,322.2
Goodwill	—	2,935.8	578.7	—	3,514.5
Deferred income taxes	121.8	—	—	(121.8)	—
Investments in subsidiaries	11,340.1	548.4	—	(11,888.5)	—
Other assets	108.8	1,286.2	471.3	—	1,866.3
Discontinued operations	—	23.3	46.7	—	70.0
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$—	$0.3	$0.2	$—	$0.5
Accounts payable	3,290.4	527.8	111.4	(3,214.4)	715.2
Accrued liabilities	26.7	247.5	62.1	(1.1)	335.2
Income taxes payable	—	—	14.2	(14.2)	—
Deferred income taxes	—	16.3	—	(14.9)	1.4
Discontinued operations	—	6.2	12.4	—	18.6
Total current liabilities	3,317.1	798.1	200.3	(3,244.6)	1,070.9
Long-term debt	201.6	0.3	5.8	—	207.7
Deferred income taxes	—	339.4	41.5	(121.8)	259.1
Pension and other postretirement benefit obligations	204.4	136.4	18.1	—	358.9
Other long-term liabilities	16.6	228.0	35.0	—	279.6
Discontinued operations	—	3.1	14.7	—	17.8
Commitments and contingencies
Total equity	8,364.8	9,949.6	1,937.9	(11,887.5)	8,364.8
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8

Condensed Consolidating Balance Sheets

April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$940.2	$11.6	$207.2	$—	$1,159.0
Receivables, net	53.8	3,608.9	125.2	(2,809.2)	978.7
Inventories	—	1,180.5	278.9	—	1,459.4
Prepaid expenses and other current assets	2.6	9.0	9.4	—	21.0
Income tax receivable	33.6	—	—	(13.6)	20.0
Deferred income taxes	9.6	—	4.8	(14.4)	—
Discontinued operations	—	6.5	100.0	(94.0)	12.5
Total current assets	1,039.8	4,816.5	725.5	(2,931.2)	3,650.6
Property, plant and equipment, net	1.3	909.8	283.7	—	1,194.8
Goodwill	—	2,352.2	537.0	—	2,889.2
Deferred income taxes	75.2	—	—	(75.2)	—
Investments in subsidiaries	9,269.6	414.2	—	(9,683.8)	—
Other assets	163.3	523.2	489.5	—	1,176.0
Discontinued operations	—	28.5	16.6	0.2	45.3
	$10,549.2	$9,044.4	$2,052.3	$(12,690.0)	$8,955.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$14.2	$0.3	$0.2	$—	$14.7
Accounts payable	2,949.6	441.7	105.2	(2,888.7)	607.8
Accrued liabilities	28.5	219.7	56.9	(1.1)	304.0
Income taxes payable	—	—	13.6	(13.6)	—
Deferred income taxes	—	23.7	—	(14.4)	9.3
Discontinued operations	—	19.6	1.0	(14.4)	6.2
Total current liabilities	2,992.3	705.0	176.9	(2,932.2)	942.0
Long-term debt	215.4	0.6	5.9	—	221.9
Deferred income taxes	—	205.9	63.5	(75.0)	194.4
Pension and other postretirement benefit obligations	163.9	87.5	1.1	—	252.5
Other long-term liabilities	13.1	159.1	8.4	—	180.6
Discontinued operations	—	—	—	—	—
Commitments and contingencies
Total equity	7,164.5	7,886.3	1,796.5	(9,682.8)	7,164.5
	$10,549.2	$9,044.4	$2,052.3	$(12,690.0)	$8,955.9

Condensed Consolidating Statements of Cash Flows

Year Ended April 1, 2012	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$34.2	$878.3	$125.8	$—	$1,038.3
Acquisitions of businesses, net of cash acquired	(944.0)	(431.2)	(48.7)	—	(1,423.9)
Capital expenditures	(0.5)	(167.2)	(24.4)	—	(192.1)
Intercompany advances	—	(310.0)	8.4	301.6	—
Intercompany loans	17.2	—	—	(17.2)	—
Other investing activities, net	—	35.5	(9.1)	—	26.4
Net cash provided (used) by investing activities of discontinued operations	—	0.5	(0.6)	0.1	—
Net cash used by investing activities	(927.3)	(872.4)	(74.4)	284.5	(1,589.6)
Net change in long-term debt	(28.6)	0.1	(0.1)	—	(28.6)
Common stock issued	122.1	—	—	—	122.1
Excess tax benefits from share-based payment arrangements	29.6	—	—	—	29.6
Cash dividends	(17.3)	—	—	—	(17.3)
Intercompany advances	301.7	—	—	(301.7)	—
Intercompany loans	—	—	(40.1)	40.1	—
Other financing activities, net	(1.8)	—	(0.6)	—	(2.4)
Net cash provided by financing activities of discontinued operations	—	—	22.9	(22.9)	—
Net cash provided (used) by financing activities	405.7	0.1	(17.9)	(284.5)	103.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(12.4)	—	(12.4)
Net increase in cash and cash equivalents	(487.4)	6.0	21.1	—	(460.3)
Cash and cash equivalents at beginning of year	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of year	$452.8	$17.6	$228.3	$—	$698.7

Condensed Consolidating Statements of Cash Flows

Year Ended April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(0.1)	$933.6	$104.5	$—	$1,038.0
Acquisitions of businesses, net of cash acquired	(25.0)	(12.2)	—	—	(37.2)
Investment in unconsolidated affiliates	(7.2)	—	(11.2)	7.2	(11.2)
Capital expenditures	—	(86.9)	(33.5)	—	(120.4)
Intercompany advances	—	(851.6)	9.6	842.0	—
Intercompany loans	(7.2)	—	—	7.2	—
Other investing activities, net	14.9	25.5	(6.8)	—	33.6
Net cash provided by investing activities of discontinued operations	—	3.2	5.9	(6.8)	2.3
Net cash used by investing activities	(24.5)	(922.0)	(36.0)	849.6	(132.9)
Net change in long-term debt	(14.7)	0.1	(0.1)	—	(14.7)
Common stock issued	116.3	—	—	—	116.3
Excess tax benefits from share-based payment arrangements	30.3	—	—	—	30.3
Cash dividends	(17.1)	—	—	—	(17.1)
Intercompany advances	835.2	—	—	(835.2)	—
Intercompany loans	—	(1.4)	8.6	(7.2)	—
Other financing activities, net	—	—	6.0	(7.2)	(1.2)
Net cash provided (used) by financing activities	950.0	(1.3)	14.5	(849.6)	113.6
Effect of exchange rate changes on cash and cash equivalents	—	—	27.9	—	27.9
Net increase in cash and cash equivalents	925.4	10.3	110.9	—	1,046.6
Cash and cash equivalents at beginning of year	14.8	1.3	96.3	—	112.4
Cash and cash equivalents at end of year	$940.2	$11.6	$207.2	$—	$1,159.0

Condensed Consolidating Statements of Cash Flows

Year Ended March 28, 2010	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(112.6)	$864.2	$158.2	$—	$909.8
Acquisitions of businesses, net of cash acquired	(864.2)	—	—	—	(864.2)
Investment in unconsolidated affiliates	—	—	(351.0)	—	(351.0)
Capital expenditures	(0.3)	(91.9)	(77.3)	—	(169.5)
Intercompany advances	(150.4)	(740.9)	25.0	866.3	—
Intercompany loans	(73.6)	—	—	73.6	—
Other investing activities, net	24.8	(11.6)	(6.3)	—	6.9
Net cash (used) provided by investing activities of discontinued operations	—	(13.0)	4.2	10.8	2.0
Net cash used by investing activities	(1,063.7)	(857.4)	(405.4)	950.7	(1,375.8)
Net change in long-term debt	(54.0)	(6.4)	5.1	—	(55.3)
Common stock issued	89.0	—	—	—	89.0
Excess tax benefits from share-based payment arrangements	23.1	—	—	—	23.1
Cash dividends	(16.9)	—	—	—	(16.9)
Intercompany advances	726.7	—	—	(726.7)	—
Intercompany loans	—	—	73.6	(73.6)	—
Capital contributions	—	—	150.4	(150.4)	—
Net cash used by financing activities of discontinued operations	—	(1.0)	—	—	(1.0)
Net cash provided (used) by financing activities	767.9	(7.4)	229.1	(950.7)	38.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(15.0)	—	(15.0)
Net decrease in cash and cash equivalents	(408.4)	(0.6)	(33.1)	—	(442.1)
Cash and cash equivalents at beginning of year	423.2	1.9	129.4	—	554.5
Cash and cash equivalents at end of year	$14.8	$1.3	$96.3	$—	$112.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the “Company”) as of April 1, 2012 and April 3, 2011, and the related consolidated statements of income, equity and comprehensive income, and of cash flows for each of the three years in the period ended April 1, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of April 1, 2012 and April 3, 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 31, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 31, 2012

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data)
2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,675.3	$1,784.7	$1,805.9	$1,948.7
Gross profit	$525.0	$550.9	$572.3	$617.1
Net income	$286.5	$295.0	$307.7	$336.6
Net income (loss) attributable to PCC shareholders:
Continuing operations	$285.6	$296.5	$310.0	$338.4
Discontinued operations	0.4	(1.8)	(2.7)	(2.3)
	$286.0	$294.7	$307.3	$336.1
Net income (loss) per share-basic:
Continuing operations	1.99	2.06	2.15	2.33
Discontinued operations	—	(0.01)	(0.02)	(0.01)
	1.99	2.05	2.13	2.32
Net income (loss) per share-diluted:
Continuing operations	1.97	2.04	2.13	2.31
Discontinued operations	—	(0.01)	(0.02)	(0.01)
	1.97	2.03	2.11	2.30
Cash dividends per share	0.03	0.03	0.03	0.03
Common stock prices:
High	165.99	173.98	178.98	179.47
Low	140.42	136.04	139.87	162.07
End	165.84	155.46	164.79	172.90

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,446.8	$1,508.1	$1,590.3	$1,674.9
Gross profit	$450.1	$460.9	$488.6	$493.8
Net income	$235.4	$251.3	$256.9	$271.2
Net income (loss) attributable to PCC shareholders:
Continuing operations	$236.1	$243.6	$258.7	$271.0
Discontinued operations	(1.1)	7.4	(2.2)	—
	$235.0	$251.0	$256.5	$271.0
Net income (loss) per share-basic:
Continuing operations	1.66	1.71	1.81	1.89
Discontinued operations	(0.01)	0.05	(0.01)	—
	1.65	1.76	1.80	1.89
Net income (loss) per share-diluted:
Continuing operations	1.65	1.70	1.80	1.87
Discontinued operations	(0.01)	0.05	(0.02)	—
	1.64	1.75	1.78	1.87
Cash dividends per share	0.03	0.03	0.03	0.03
Common stock prices:
High	135.40	131.74	145.40	151.96
Low	102.46	100.99	126.90	136.00
End	108.56	131.38	139.21	149.61

 ____________________

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2012.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of April 1, 2012, the Company’s internal control over financial reporting was effective.
During fiscal 2012, PCC acquired eight businesses. Management has excluded these businesses from its assessment of internal control over financial reporting as of April 1, 2012 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition date and the date of management's assessment date. Total assets and revenues of these acquisitions represent approximately 16.8% and 5.7%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended April 1, 2012.

Our internal control over financial reporting as of April 1, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon
We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the "Company") as of April 1, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at eight businesses, which were acquired during the year ended April 1, 2012, and whose financial statements constitute, in aggregate, 16.8% of total assets and 5.7% of revenues of the consolidated financial statement amounts as of and for the year ended April 1, 2012. Accordingly, our audit did not include the internal control over financial reporting at such businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 1, 2012 of the Company and our report dated May 31, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 31, 2012

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings and Board Leadership Structure” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2012 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.
Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2012 Annual Meeting of Shareholders of the Registrant.
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
Information with respect to Executive Compensation is incorporated herein by reference to “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2012 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2012 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to “Proposal 1: Election of Directors, Corporate Governance” and continuing through “Director Independence” and to “Transactions with Related Persons” in the Proxy Statement to be filed for the 2012 Annual Meeting of Shareholders of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be filed for the 2012 Annual Meeting of Shareholders of the Registrant.

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

10.2	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.) *

10.3	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.) *

10.4	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.)

10.5	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2008.) *

10.6	2008 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 5, 2010) *

10.7	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed May 27, 2010) *

10.8	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2009.) *

10.9	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed May 27, 2010) *

10.10	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit A to the Company’s July 3, 2007 Proxy Statement.) *

10.11	Incentive Compensation Program for Human Capital Planning Performance (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed May 28, 2009.) *

10.12	Executive Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed May 28, 2009.) *

10.13	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed May 28, 2009.) *

10.14	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.) *

10.15	Supplemental Executive Retirement Program—Level One Plan—Ongoing, as amended *

10.16	Supplemental Executive Retirement Program—Level Two Plan—Ongoing, as amended *

10.17	Form of Amended and Restated Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed June 2, 2011.) *

10.18	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.) *

10.19	Time Sharing Agreement, dated October 23, 2007, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.) *

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________

*	Management contract or compensatory plan or arrangement.

(b) See a(3) above.
(c) See a(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/S/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer
Dated: May 31, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN	Chairman and Chief Executive Officer	May 31, 2012
Mark Donegan

/S/ SHAWN R. HAGEL	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2012
Shawn R. Hagel

/S/ DON R. GRABER	Director	May 31, 2012
Don R. Graber

/S/ LESTER L. LYLES	Director	May 31, 2012
Lester L. Lyles

/S/ DANIEL J. MURPHY	Director	May 31, 2012
Daniel J. Murphy

/S/ VERNON E. OECHSLE	Director	May 31, 2012
Vernon E. Oechsle

/S/ STEVEN G. ROTHMEIER	Director	May 31, 2012
Steven G. Rothmeier

/S/ ULRICH SCHMIDT	Director	May 31, 2012
Ulrich Schmidt

/S/ RICHARD L. WAMBOLD	Director	May 31, 2012
Richard L. Wambold

/S/ TIMOTHY A. WICKS	Director	May 31, 2012
Timothy A. Wicks