Form 10-Q
period 2012-07-01
PRECISION CASTPARTS CORP
filed 2012-08-08
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2012
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
Number of shares of Common Stock, no par value, outstanding as of August 2, 2012: 145,348,139

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	7/1/12	7/3/11
Net sales	$1,969.7	$1,675.3
Costs and expenses:
Cost of goods sold	1,333.8	1,150.3
Selling and administrative expenses	120.4	105.5
Interest expense	2.8	2.9
Interest income	(1.6)	(1.9)
Total costs and expenses	1,455.4	1,256.8
Income before income tax expense and equity in earnings of unconsolidated affiliates	514.3	418.5
Income tax expense	(171.8)	(135.6)
Equity in earnings of unconsolidated affiliates	1.9	3.2
Net income from continuing operations	344.4	286.1
Net (loss) income from discontinued operations	(2.3)	0.4
Net income	342.1	286.5
Net income attributable to noncontrolling interests	(0.4)	(0.5)
Net income attributable to Precision Castparts Corp. (“PCC”)	$341.7	$286.0
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.37	$1.99
Net loss from discontinued operations	(0.02)	—
Net income per share	$2.35	$1.99
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.35	$1.97
Net loss from discontinued operations	(0.02)	—
Net income per share	$2.33	$1.97
Weighted average common shares outstanding:
Basic	145.3	143.8
Diluted	146.4	145.1
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended
	7/1/12	7/3/11
Net income	$342.1	$286.5
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustments	(45.8)	17.2
Gain (loss) on derivatives:
Unrealized (losses) gains due to periodic revaluations (net of income tax benefit of $0.7 and $0.4, respectively)	(2.0)	0.1
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0.0 and $0.4, respectively)	(0.1)	(0.8)
Other comprehensive (loss) income, net of tax	(47.9)	16.5
Total comprehensive income attributable to noncontrolling interests	(0.4)	(0.5)
Total comprehensive income attributable to PCC	$293.8	$302.5

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	7/1/12	4/1/12
Assets
Current assets:
Cash and cash equivalents	$193.1	$698.7
Receivables, net	1,237.2	1,188.4
Inventories	1,976.2	1,817.6
Prepaid expenses and other current assets	27.8	29.6
Income tax receivable	—	7.9
Deferred income taxes	0.8	—
Discontinued operations	44.3	43.6
Total current assets	3,479.4	3,785.8
Property, plant and equipment, at cost	2,716.1	2,608.5
Accumulated depreciation	(1,312.2)	(1,286.3)
Net property, plant and equipment	1,403.9	1,322.2
Goodwill	3,973.3	3,514.5
Acquired intangible assets, net	1,494.2	1,228.1
Investment in unconsolidated affiliates	440.8	442.8
Other assets	206.4	195.4
Discontinued operations	69.5	70.0
	$11,067.5	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$0.6	$0.5
Accounts payable	757.4	715.2
Accrued liabilities	323.7	335.2
Income tax payable	125.4	—
Deferred income taxes	—	1.4
Discontinued operations	19.7	18.6
Total current liabilities	1,226.8	1,070.9
Long-term debt	235.5	207.7
Pension and other postretirement benefit obligations	326.7	358.9
Other long-term liabilities	282.0	279.6
Deferred income taxes	304.1	259.1
Discontinued operations	16.6	17.8
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	145.4	145.3
Paid-in capital	1,675.2	1,653.6
Retained earnings	7,340.8	7,003.5
Accumulated other comprehensive loss	(489.6)	(441.7)
Total PCC shareholders' equity	8,671.8	8,360.7
Noncontrolling interest	4.0	4.1
Total equity	8,675.8	8,364.8
	$11,067.5	$10,558.8
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	7/1/12	7/3/11
Operating activities:
Net income	$342.1	$286.5
Net loss (income) from discontinued operations	2.3	(0.4)
Non-cash items:
Depreciation and amortization	45.6	41.3
Deferred income taxes	16.4	14.7
Stock-based compensation expense	12.6	11.9
Excess tax benefits from share-based payment arrangements	(1.6)	(7.1)
Other non-cash adjustments	(2.2)	(2.8)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	8.8	(52.1)
Inventories	(109.7)	(150.1)
Prepaid expenses and other current assets	5.5	1.0
Income tax receivable and payable	135.5	52.5
Payables and accruals	(4.0)	48.3
Pension and other postretirement benefit plans	(39.5)	(51.3)
Other non-current assets and liabilities	(9.1)	(5.8)
Net cash (used) provided by operating activities of discontinued operations	(2.6)	1.6
Net cash provided by operating activities	400.1	188.2
Investing activities:
Acquisitions of businesses, net of cash acquired	(848.0)	(12.4)
Capital expenditures	(60.0)	(28.9)
Other investing activities, net	(11.8)	(2.6)
Net cash used by investing activities	(919.8)	(43.9)
Financing activities:
Net change in long-term debt	28.0	(9.2)
Common stock issued	6.6	17.4
Excess tax benefits from share-based payment arrangements	1.6	7.1
Cash dividends	(4.4)	(4.4)
Other financing activities, net	(0.5)	—
Net cash provided by financing activities	31.3	10.9
Effect of exchange rate changes on cash and cash equivalents	(17.2)	1.6
Net (decrease) increase in cash and cash equivalents	(505.6)	156.8
Cash and cash equivalents at beginning of period	698.7	1,159.0
Cash and cash equivalents at end of period	$193.1	$1,315.8
See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In millions, except share and per share data)

(1) Basis of Presentation
The condensed consolidated financial statements have been prepared by Precision Castparts Corp. (“PCC”, the “Company”, or “we”), without audit and are subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated into interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2) Acquisitions
Fiscal 2013
On April 2, 2012, we acquired RathGibson, LLC ("RathGibson"). RathGibson manufactures precision thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length, wall thickness, and diameter. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing, and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas, and employs more than 500 people. The RathGibson acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.

On May 18, 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Cambridge, Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly, and kit integration. Established in 1974, Centra has approximately 400 employees. The Centra acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment.

On June 15, 2012, we acquired Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties; metallurgical and chemical analyses; and low-cycle fatigue testing. Dickson is located in South Gate, California, with approximately 110 employees. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California, with nearly 60 employees. The acquisition is an asset purchase for tax purposes and operates as part of the Forged Products segment.
The purchase price allocations for each business acquisition above are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.
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
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $423.2 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
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

(3) Discontinued Operations
During the fourth quarter of fiscal 2012, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations.
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Fastener Products segment and reclassified it to discontinued operations. We have entered into an agreement to sell this business and expect to complete the transaction in the second quarter of fiscal 2013.
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	7/1/12	7/3/11
Net sales	$24.1	$8.5
Cost of goods sold	22.3	7.4
Selling and administrative expenses	3.6	0.8
Net (loss) income from operations before income taxes	(1.8)	0.3
Income tax expense	(0.3)	(0.1)
Net (loss) income from operations	(2.1)	0.2
(Loss) gain on disposal and other expenses, net of $0.1 and ($0.4) tax benefit (expense), respectively	(0.2)	0.2
Net (loss) income from discontinued operations	$(2.3)	$0.4

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	7/1/12	4/1/12
Assets of discontinued operations:
Current assets	$44.3	$43.6
Net property, plant and equipment	55.2	55.7
Other assets	14.3	14.3
	$113.8	$113.6
Liabilities of discontinued operations:
Current liabilities	$19.7	$18.6
Other long-term liabilities	16.6	17.8
	$36.3	$36.4

(4) Inventories
Inventories consisted of the following:

	7/1/12	4/1/12
Finished goods	$351.0	$340.6
Work-in-process	783.9	742.1
Raw materials and supplies	636.3	544.5
	1,771.2	1,627.2
Excess of LIFO cost over current cost	205.0	190.4
Total inventory	$1,976.2	$1,817.6

(5) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2012, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. The changes in the carrying amount of goodwill by reportable segment for the three months ended July 1, 2012 were as follows:

	Balance at		Currency Translation and Other(1)	Balance at
	4/1/12	Acquired		7/1/12
Investment Cast Products	$338.0	$—	$(0.5)	$337.5
Forged Products	1,407.8	351.2	(3.2)	1,755.8
Fastener Products	1,768.7	111.8	(0.5)	1,880.0
Total	$3,514.5	$463.0	$(4.2)	$3,973.3
(1) Includes final purchase price allocations of Primus and Welded Rings acquisitions.
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	July 1, 2012			April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$15.0	$(9.4)	$5.6	$15.0	$(9.0)	$6.0
Proprietary technology	2.3	(1.3)	1.0	2.3	(1.3)	1.0
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	95.1	(23.4)	71.7	56.7	(20.5)	36.2
Backlog	35.0	(16.8)	18.2	34.3	(15.5)	18.8
Revenue sharing agreements	28.9	(1.2)	27.7	28.9	(1.0)	27.9
	$176.7	$(52.5)	124.2	$137.6	$(47.7)	89.9
Unamortizable intangible assets:
Tradenames			387.6			261.4
Long-term customer relationships			982.4			876.8
Acquired intangibles, net			$1,494.2			$1,228.1

Amortization expense for acquired intangible assets for the three months ended July 1, 2012 and July 3, 2011 was $4.8 million and $2.1 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $19.1 million for fiscal 2013. Amortization expense related to finite-lived intangible assets for fiscal 2012 was $13.8 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2014	$18.8
2015	16.7
2016	15.3
2017	9.7
2018	7.2
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(6) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of July 1, 2012 and April 1, 2012 is immaterial to our financial position, and the change in the accrual for the current quarter is immaterial to our results of operations and cash flows.
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

(7) Earnings per Share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	7/1/12	7/3/11
Amounts attributable to PCC shareholders:
Net income from continuing operations	$344.0	$285.6
Net (loss) income from discontinued operations	(2.3)	0.4
Net income attributable to PCC shareholders	$341.7	$286.0

	Three Months Ended
	7/1/12	7/3/11
Weighted average shares outstanding-basic	145.3	143.8
Effect of dilutive stock-based compensation plans	1.1	1.3
Weighted average shares outstanding-dilutive	146.4	145.1
Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three months ended July 1, 2012 and July 3, 2011, stock options to purchase 1.2 million and 1.0 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(8) Stock-based Compensation
During the three months ended July 1, 2012 and July 3, 2011, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended April 1, 2012.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	7/1/12	7/3/11
Cost of goods sold	$4.1	$4.1
Selling and administrative expenses	8.5	7.8
Stock-based compensation expense before income taxes	12.6	11.9
Income tax benefit	(3.8)	(3.6)
Total stock-based compensation expense after income taxes	$8.8	$8.3

(9) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

	7/1/12	4/1/12
Cumulative unrealized foreign currency translation (losses) gains	$(26.2)	$19.6
Pension and postretirement obligations	(462.0)	(462.0)
Unrealized (loss) gain on derivatives	(1.4)	0.7
Accumulated other comprehensive loss	$(489.6)	$(441.7)

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
Fair value hedges
We have sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. We also have exposure to fluctuations in interest rates. Interest rate swaps may be used to hedge against the risk of changes in the fair value of fixed rate borrowings attributable to changes in interest rates. Changes in the fair value of the derivative instrument are offset in the income statement by changes in the fair value of the item being hedged.
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
As of July 1, 2012, there were $1.9 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of July 1, 2012, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 17 months. The amount of net notional foreign exchange contracts outstanding as of July 1, 2012 was approximately $440 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of July 1, 2012, accounts receivable included foreign exchange contracts of $2.1 million and other assets included interest rate swap contracts of $1.4 million. As of July 1, 2012, accounts payable included foreign exchange contracts of $4.2 million. As of April 1, 2012, accounts receivable included foreign exchange contracts of $2.5 million and other assets included interest rate swap contracts of $1.6 million. As of April 1, 2012, accounts payable included foreign exchange contracts of $1.9 million.
For the three months ended July 1, 2012 and July 3, 2011, we recognized $0.1 million and $2.1 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended July 1, 2012 and July 3, 2011, we recognized $1.3 million of losses and $2.0 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of July 1, 2012:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$3.5	$—	$3.5
Liabilities:
Derivative instruments	$—	$4.2	$—	$4.2

The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$74.5	$—	$—	$74.5
Derivative instruments	$—	$4.1	$—	$4.1
Liabilities:
Derivative instruments	$—	$1.9	$—	$1.9
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first three months of fiscal 2013 or fiscal 2012.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $220.4 million compared to a book value of $207.0 million at July 1, 2012. At April 1, 2012, the estimated fair value of our long-term fixed rate debt instruments was $221.0 million compared to a book value of $207.4 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended
	7/1/12	7/3/11
Service cost	$11.4	$9.0
Interest cost	23.1	22.7
Expected return on plan assets	(33.3)	(33.0)
Amortization of net actuarial loss	11.4	5.5
Amortization of prior service cost	0.8	0.8
Net periodic pension cost	$13.4	$5.0
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended
	7/1/12	7/3/11
Service cost	$0.2	$0.2
Interest cost	1.0	1.2
Amortization of net actuarial loss	0.2	0.1
Amortization of prior service cost (benefit)	0.1	(0.1)
Net periodic benefit cost	$1.5	$1.4
During the three months ended July 1, 2012, we contributed $52.8 million to the defined benefit pension plans, of which $50.0 million was voluntary. During the three months ended July 3, 2011, we contributed $52.6 million to the defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $9.6 million of additional required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $62.4 million in fiscal

2013. We expect to contribute a total of approximately $7.0 million to the other postretirement benefit plans during fiscal 2013.

(13) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(14) New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance is effective for the Company for our annual impairment test for fiscal 2014. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In December 2011, the FASB issued guidance increasing disclosures regarding offsetting of assets and liabilities in the balance sheet. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and will be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in OCI. In December 2011, the FASB deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. The FASB is considering whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements. The guidance was effective for the Company beginning the first quarter of fiscal 2013 and has been applied retrospectively. The guidance required a change in the Company's financial statement presentation.
In September 2011, the FASB issued guidance to aid in an entity's assessment of goodwill and whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This pronouncement was effective in the first quarter of fiscal 2013. As this guidance only modified the requirements of impairment testing, the adoption did not impact our consolidated financial position, results of operations, or cash flows.

(15) Segment Information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Fastener Products.

	Three Months Ended
	7/1/12	7/3/11
Net sales:
Investment Cast Products	$619.7	$568.8
Forged Products	857.2	758.5
Fastener Products	492.8	348.0
Consolidated net sales	$1,969.7	$1,675.3
Segment operating income (loss):
Investment Cast Products	$206.1	$187.1
Forged Products	195.6	156.5
Fastener Products	146.2	106.8
Corporate expenses	(32.4)	(30.9)
Total segment operating income	515.5	419.5
Interest expense	2.8	2.9
Interest income	(1.6)	(1.9)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$514.3	$418.5

(16) Subsequent Events
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium, and steel aerostructures. Klune focuses on complex forming, machining, and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington, employs approximately 740 employees. The Klune acquisition was a stock purchase for tax purposes and will be reported as part of the Fastener Products segment.
On July 16, 2012, we agreed to acquire certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. Heroux-Devtek's aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium, and titanium, such as bulkheads, wing ribs, spars, frames, and engine mounts. The aerostructures operations include Progressive Machine in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling, and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The acquisitions will be asset purchases for tax purposes. The aerostructures businesses will be reported as part of the Fastener Products segment, while McSwain will become part of the Forged Products segment. The transactions are expected to be completed during the second quarter of fiscal 2013.

(17) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public notes, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of July 1, 2012 and April 1, 2012, statements of income for the three months ended July 1, 2012 and July 3, 2011, statements of comprehensive income for the three months ended July 1, 2012 and July 3, 2011, and statements of cash flows for the three months ended July 1, 2012 and July 3, 2011. The public notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the majority of our domestic subsidiaries within the Investment Cast Products, Forged Products and Fastener Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

The parent company had positive cash flows from operations for the three months ended July 1, 2012 and July 3, 2011. The positive operating cash flows are due to a variety of factors, including timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors and the tax benefit on the book expense recorded for stock based compensation expense. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income
Three Months Ended July 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,666.0	$380.6	$(76.9)	$1,969.7
Costs and expenses:
Cost of goods sold	4.1	1,119.6	287.0	(76.9)	1,333.8
Selling and administrative expenses	25.7	75.5	19.2	—	120.4
Other (income) expense	(0.8)	(0.1)	0.9	—	—
Interest (income) expense, net	(14.9)	17.2	(1.1)	—	1.2
Equity in earnings of subsidiaries	(347.8)	(18.3)	—	366.1	—
Total costs and expenses	(333.7)	1,193.9	306.0	289.2	1,455.4
Income before income tax expense and equity in earnings of unconsolidated affiliates	333.7	472.1	74.6	(366.1)	514.3
Income tax benefit (expense)	8.0	(159.1)	(20.7)	—	(171.8)
Equity in earnings of unconsolidated affiliates	—	0.6	1.3	—	1.9
Net income from continuing operations	341.7	313.6	55.2	(366.1)	344.4
Net loss from discontinued operations	—	(0.1)	(2.2)	—	(2.3)
Net income	341.7	313.5	53.0	(366.1)	342.1
Net income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income attributable to PCC	$341.7	$313.5	$52.6	$(366.1)	$341.7

Condensed Consolidating Statements of Income
Three Months Ended July 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,380.3	$371.9	$(76.9)	$1,675.3
Costs and expenses:
Cost of goods sold	4.1	937.7	285.4	(76.9)	1,150.3
Selling and administrative expenses	24.3	59.4	21.8	—	105.5
Other expense (income)	4.1	—	(4.1)	—	—
Interest (income) expense, net	(12.7)	15.6	(1.9)	—	1.0
Equity in earnings of subsidiaries	(294.1)	(19.2)	—	313.3	—
Total costs and expenses	(274.3)	993.5	301.2	236.4	1,256.8
Income before income tax expense and equity in earnings of unconsolidated affiliates	274.3	386.8	70.7	(313.3)	418.5
Income tax benefit (expense)	11.7	(130.6)	(16.7)	—	(135.6)
Equity in earnings of unconsolidated affiliates	—	0.3	2.9	—	3.2
Net income from continuing operations	286.0	256.5	56.9	(313.3)	286.1
Net income from discontinued operations	—	0.2	0.2	—	0.4
Net income	286.0	256.7	57.1	(313.3)	286.5
Net income attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income attributable to PCC	$286.0	$256.7	$56.6	$(313.3)	$286.0

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended July 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$341.7	$313.5	$53.0	$(366.1)	$342.1
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustments	(45.8)	(0.5)	(45.1)	45.6	(45.8)
Gain (loss) on derivatives:
Unrealized (losses) gains due to periodic revaluations (net of income tax benefit of $0.7)	(2.0)	0.2	(3.1)	2.9	(2.0)
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0.0)	(0.1)	(0.1)	—	0.1	(0.1)
Other comprehensive loss, net of tax	(47.9)	(0.4)	(48.2)	48.6	(47.9)
Total comprehensive income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Total comprehensive income attributable to PCC	$293.8	$313.1	$4.4	$(317.5)	$293.8

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended July 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$286.0	$256.7	$57.1	$(313.3)	$286.5
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustments	17.2	0.4	17.4	(17.8)	17.2
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations (net of income tax benefit of $0.4)	0.1	(0.5)	0.2	0.3	0.1
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0.4)	(0.8)	(0.3)	(0.5)	0.8	(0.8)
Other comprehensive loss income (loss), net of tax	16.5	(0.4)	17.1	(16.7)	16.5
Total comprehensive income attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Total comprehensive income attributable to PCC	$302.5	$256.3	$73.7	$(330.0)	$302.5

Condensed Consolidating Balance Sheets
July 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$15.3	$10.0	$167.8	$—	$193.1
Receivables, net	47.0	4,202.9	143.0	(3,155.7)	1,237.2
Inventories	—	1,687.4	288.8	—	1,976.2
Prepaid expenses and other current assets	0.7	24.3	10.9	(8.1)	27.8
Deferred income taxes	8.2	—	5.6	(13.0)	0.8
Discontinued operations	—	30.5	111.6	(97.8)	44.3
Total current assets	71.2	5,955.1	727.7	(3,274.6)	3,479.4
Property, plant and equipment, net	1.5	1,092.0	310.4	—	1,403.9
Goodwill	—	3,289.7	683.6	—	3,973.3
Deferred income taxes	105.2	—	—	(105.2)	—
Investments in subsidiaries	12,214.2	566.7	—	(12,780.9)	—
Other assets	115.3	1,417.5	608.6	—	2,141.4
Discontinued operations	—	23.2	46.3	—	69.5
	$12,507.4	$12,344.2	$2,376.6	$(16,160.7)	$11,067.5
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$—	$0.3	$0.3	$—	$0.6
Accounts payable	3,261.4	567.9	181.5	(3,253.4)	757.4
Accrued liabilities	26.4	240.3	66.2	(9.2)	323.7
Income tax payable	105.3	—	20.1	—	125.4
Deferred income taxes	—	13.0	—	(13.0)	—
Discontinued operations	—	6.4	13.3	—	19.7
Total current liabilities	3,393.1	827.9	281.4	(3,275.6)	1,226.8
Long-term debt	229.4	0.3	5.8	—	235.5
Deferred income taxes	—	329.2	80.1	(105.2)	304.1
Pension and other postretirement benefit obligations	186.4	123.1	17.2	—	326.7
Other long-term liabilities	22.7	225.8	33.5	—	282.0
Discontinued operations	—	3.1	13.5	—	16.6
Commitments and contingencies (See Notes)
Total equity	8,675.8	10,834.8	1,945.1	(12,779.9)	8,675.8
	$12,507.4	$12,344.2	$2,376.6	$(16,160.7)	$11,067.5

Condensed Consolidating Balance Sheets
April 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$452.8	$17.6	$228.3	$—	$698.7
Receivables, net	44.3	4,008.6	252.4	(3,116.9)	1,188.4
Inventories	—	1,539.6	278.0	—	1,817.6
Prepaid expenses and other current assets	4.4	14.1	11.1	—	29.6
Income tax receivable	22.1	—	—	(14.2)	7.9
Deferred income taxes	8.8	—	6.1	(14.9)	—
Discontinued operations	—	39.7	101.5	(97.6)	43.6
Total current assets	532.4	5,619.6	877.4	(3,243.6)	3,785.8
Property, plant and equipment, net	1.4	1,041.6	279.2	—	1,322.2
Goodwill	—	2,935.8	578.7	—	3,514.5
Deferred income taxes	121.8	—	—	(121.8)	—
Investments in subsidiaries	11,340.1	548.4	—	(11,888.5)	—
Other assets	108.8	1,286.2	471.3	—	1,866.3
Discontinued operations	—	23.3	46.7	—	70.0
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$—	$0.3	$0.2	$—	$0.5
Accounts payable	3,290.4	527.8	111.4	(3,214.4)	715.2
Accrued liabilities	26.7	247.5	62.1	(1.1)	335.2
Income tax payable	—	—	14.2	(14.2)	—
Deferred income taxes	—	16.3	—	(14.9)	1.4
Discontinued operations	—	6.2	12.4	—	18.6
Total current liabilities	3,317.1	798.1	200.3	(3,244.6)	1,070.9
Long-term debt	201.6	0.3	5.8	—	207.7
Deferred income taxes	—	339.4	41.5	(121.8)	259.1
Pension and other postretirement benefit obligations	204.4	136.4	18.1	—	358.9
Other long-term liabilities	16.6	228.0	35.0	—	279.6
Discontinued Operations	—	3.1	14.7	—	17.8
Commitments and contingencies (See Notes)
Total equity	8,364.8	9,949.6	1,937.9	(11,887.5)	8,364.8
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8

Condensed Consolidating Statements of Cash Flows
Three Months Ended July 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$85.6	$203.6	$110.9	$—	$400.1
Acquisitions of businesses, net of cash acquired	(570.5)	(1.7)	(275.8)	—	(848.0)
Capital expenditures	(0.1)	(54.5)	(5.4)	—	(60.0)
Intercompany advances	—	(145.7)	(31.0)	176.7	—
Intercompany loans	(160.8)	—	—	160.8	—
Other investing activities, net	(0.1)	(10.4)	(1.3)	—	(11.8)
Net cash provided (used) by investing activities of discontinued operations	—	1.1	(1.0)	(0.1)	—
Net cash used by investing activities	(731.5)	(211.2)	(314.5)	337.4	(919.8)
Net change in long-term debt	28.0	—	—	—	28.0
Common stock issued	6.6	—	—	—	6.6
Excess tax benefits from share-based payment arrangements	1.6	—	—	—	1.6
Cash dividends	(4.4)	—	—	—	(4.4)
Intercompany advances	176.6	—	—	(176.6)	—
Intercompany loans	—	—	158.1	(158.1)	—
Other financing activities, net	—	—	(0.5)	—	(0.5)
Net cash provided (used) by financing activities of discontinued operations	—	—	2.7	(2.7)	—
Net cash provided by financing activities	208.4	—	160.3	(337.4)	31.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(17.2)	—	(17.2)
Net decrease in cash and cash equivalents	(437.5)	(7.6)	(60.5)	—	(505.6)
Cash and cash equivalents at beginning of period	452.8	17.6	228.3	—	698.7
Cash and cash equivalents at end of period	$15.3	$10.0	$167.8	$—	$193.1

Condensed Consolidating Statements of Cash Flows
Three Months Ended July 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$40.0	$98.4	$49.8	$—	$188.2
Acquisitions of businesses, net of cash acquired	—	(12.4)	—	—	(12.4)
Capital expenditures	—	(23.7)	(5.2)	—	(28.9)
Intercompany advances	—	(71.0)	(1.3)	72.3	—
Intercompany loans	4.0	—	—	(4.0)	—
Other investing activities, net	—	(0.4)	(2.2)	—	(2.6)
Net cash (used) provided by investing activities of discontinued operations	—	(0.1)	0.6	(0.5)	—
Net cash provided (used) by investing activities	4.0	(107.6)	(8.1)	67.8	(43.9)
Net change in long-term debt	(10.2)	(0.3)	1.3	—	(9.2)
Common stock issued	17.4	—	—	—	17.4
Excess tax benefits from share-based payment arrangements	7.1	—	—	—	7.1
Cash dividends	(4.4)	—	—	—	(4.4)
Intercompany advances	71.8	—	—	(71.8)	—
Intercompany loans	—	—	(4.0)	4.0	—
Net cash provided (used) by financing activities	81.7	(0.3)	(2.7)	(67.8)	10.9
Effect of exchange rate changes on cash and cash equivalents	—	—	1.6	—	1.6
Net increase (decrease) in cash and cash equivalents	125.7	(9.5)	40.6	—	156.8
Cash and cash equivalents at beginning of period	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of period	$1,065.9	$2.1	$247.8	$—	$1,315.8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended July 1, 2012 and July 3, 2011

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	7/1/12	7/3/11	$	%
Net sales	$1,969.7	$1,675.3	$294.4	17.6%
Costs and expenses:
Cost of goods sold	1,333.8	1,150.3	183.5	16.0
Selling and administrative expenses	120.4	105.5	14.9	14.1
Interest expense, net	1.2	1.0	0.2	20.0
Total costs and expenses	1,455.4	1,256.8	198.6	15.8
Income before income tax expense and equity in earnings of unconsolidated affiliates	514.3	418.5	95.8	22.9
Income tax expense	(171.8)	(135.6)	(36.2)	26.7
Effective tax rate	33.4%	32.4%
Equity in earnings of unconsolidated affiliates	1.9	3.2	(1.3)	(40.6)
Net income from continuing operations	344.4	286.1	58.3	20.4
Net (loss) income from discontinued operations	(2.3)	0.4	(2.7)	(675.0)
Net income	342.1	286.5	55.6	19.4
Net income attributable to noncontrolling interests	(0.4)	(0.5)	0.1	(20.0)
Net income attributable to Precision Castparts Corp. (“PCC”)	$341.7	$286.0	$55.7	19.5%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.35	$1.97	$0.38	19.3%
Net loss per share from discontinued operations	(0.02)	—	(0.02)	—
Net income per share	$2.33	$1.97	$0.36	18.3%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	7/1/12	7/3/11	$	%
Nickel	$7.81	$10.95	$(3.14)	(29)%
London Metal Exchange[1]
Titanium	$3.57	$5.23	$(1.66)	(32)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$14.88	$18.32	$(3.44)	(19)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	7/1/12	7/3/11	$	%
Investment Cast Products[2]	$72.0	$78.5	$(6.5)	(8)%
Forged Products[3]	198.5	224.2	(25.7)	(11)
Fastener Products[4]	13.2	22.8	(9.6)	(42)
Total intercompany sales	$283.7	$325.5	$(41.8)	(13)%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $13.6 million and $11.9 million for the first quarter of fiscal 2013 and 2012, respectively.
[3]	Forged Products: Includes sales between segments of $25.0 million and $17.5 million for the first quarter of fiscal 2013 and 2012, respectively.
[4]	Fastener Products: Includes sales between segments of $1.5 million and $1.2 million for the first quarter of fiscal 2013 and 2012, respectively.

Sales for the first quarter of fiscal 2013 were $1,969.7 million, an increase of $294.4 million, or 17.6%, from $1,675.3 million in the same quarter last year. Excluding the impact of acquisitions, the increase in sales compared to the prior year was primarily driven by solid aerospace growth of approximately $114 million, or 12%. Our Investment Cast Products and Forged Products segments are building airframe and engine components relatively in sync with current Original Equipment Manufacturer ("OEM") aircraft production rates, and Fastener Products orders for the Boeing 787 program are gradually aligning with build rates. Within our power markets, we experienced strong industrial gas turbine (“IGT”) sales, driven by growing OEM backlog and continued high spares demand, increasing over the prior year by approximately $25 million, or 13%, excluding the impact of acquisitions. We continue to build our oil and gas business and, as a result, oil and gas sales increased approximately $12 million, or 16%, from the same quarter last year, excluding the impact of acquisitions. In addition, we acquired four businesses during the first three months of fiscal 2013 and eight businesses in fiscal 2012. The acquisitions contributed approximately $250 million to sales in the first quarter of fiscal 2013. Partially offsetting these increases was a decline in general industrial sales of approximately $66 million, or 21%, excluding the impact of acquisitions, as a result of lower revert and alloy sales, primarily in the automotive markets. In addition, our 29,000-ton forging press in Houston had an unplanned outage late in the quarter, negatively impacting sales for the last three weeks of production. Contractual material pass-through pricing increased sales by $73.8 million in the current quarter, essentially flat when compared to the prior year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Nickel prices decreased 29%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary mills negatively impacted external sales by approximately $10.0 million in the current quarter versus a year ago (also included in market increases discussed above).
With regard to growth in the commercial aircraft industry, based on data from The Airline Monitor as of July 2012, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2012 as compared to 2011. Due to manufacturing lead times and scheduled build rates, our production volumes are generally six to nine months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2013, and therefore we anticipate that our aerospace sales will continue to increase throughout fiscal 2013.
Net income from continuing operations attributable to PCC for the first quarter of fiscal 2013 was $344.0 million, or $2.35 per share (diluted) compared to net income from continuing operations attributable to PCC for the first quarter of fiscal 2012 of $285.6 million, or $1.97 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first quarter of fiscal 2013 was $341.7 million, or $2.33 per share (diluted), compared with net income attributable to PCC of $286.0 million, or $1.97 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first quarter of fiscal 2013 was $2.8 million, compared with $2.9 million for the first quarter last year. Interest expense in the current year was consistent with the prior year due to similar average debt levels and interest rates. Interest income for the first quarter of fiscal 2013 was $1.6 million, compared with $1.9 million for the first quarter last year. The decrease was a result of significantly lower cash balances in the current year compared to the prior year, largely due to cash used for acquisitions.
The effective tax rate for the first quarter of fiscal 2013 was 33.4% compared to 32.4% for the first quarter of fiscal 2012. The higher effective tax rate in the current quarter is primarily due to reduced benefits from nonrecurring adjustments to prior year tax accounts and the expiration of the research and development tax credit, partially offset by increased benefits from earnings taxed at rates lower than the U.S. statutory rate.
Acquisitions
Fiscal 2013
On April 2, 2012, we acquired RathGibson, LLC ("RathGibson"). RathGibson manufactures precision thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length, wall thickness, and diameter. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing, and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas, and employs more than 500 people. The RathGibson acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.

On May 18, 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Cambridge, Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly, and kit integration. Established in 1974, Centra has approximately 400 employees. The Centra acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment.

On June 15, 2012, we acquired Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties; metallurgical and chemical analyses; and low-cycle fatigue testing. Dickson is located in South Gate, California, with approximately 110 employees. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California, with nearly 60 employees. The acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
The purchase price allocations for each business acquisition above are subject to further refinement. The impact of these acquisitions is not material to our consolidated results of operations; consequently, pro forma information has not been included.
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
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment. This transaction resulted in $423.2 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
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
Discontinued Operations
Net loss from discontinued operations was $2.3 million, or $0.02 per share (diluted) for the first quarter of fiscal 2013 compared with net income of $0.4 million in the same period last year. The net loss in the current quarter was primarily due to operating losses at a small non-core business held for sale. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of or are classified as held for sale in accordance with discontinued operations guidance.

Subsequent Events
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium, and steel aerostructures. Klune focuses on complex forming, machining, and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington, employs approximately 740 employees. The Klune acquisition is a stock purchase for tax purposes and will be reported as part of the Fastener Products segment.
On July 16, 2012, we agreed to acquire certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. Heroux-Devtek's aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium, and titanium, such as bulkheads, wing ribs, spars, frames, and engine mounts. The aerostructures operations include Progressive Machine in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling, and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The acquisitions will be asset purchases for tax purposes. The aerostructures businesses will be reported as part of the Fastener Products segment, while McSwain will become part of the Forged Products segment. The transactions are expected to be completed during the second quarter of fiscal 2013.

Results of Operations by Segment - Comparison Between Three Months Ended July 1, 2012 and July 3, 2011

(in millions)	Three Months Ended		Increase/(Decrease)
	7/1/12	7/3/11	$	%
Net sales:
Investment Cast Products	$619.7	$568.8	$50.9	8.9%
Forged Products	857.2	758.5	98.7	13.0
Fastener Products	492.8	348.0	144.8	41.6
Consolidated net sales	$1,969.7	$1,675.3	$294.4	17.6%
Segment operating income (loss):
Investment Cast Products	$206.1	$187.1	$19.0	10.2%
% of sales	33.3%	32.9%
Forged Products	195.6	156.5	39.1	25.0
% of sales	22.8%	20.6%
Fastener Products	146.2	106.8	39.4	36.9
% of sales	29.7%	30.7%
Corporate expenses	(32.4)	(30.9)	(1.5)	4.9
Total segment operating income	515.5	419.5	$96.0	22.9%
% of sales	26.2%	25.0%
Interest expense, net	1.2	1.0
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$514.3	$418.5
Investment Cast Products
Investment Cast Products' sales were $619.7 million for the quarter, compared to sales of $568.8 million in the first quarter of fiscal 2012, an increase of $50.9 million. Operating income was $206.1 million for the quarter, an increase of $19.0 million from $187.1 million in the first quarter of fiscal 2012. Operating income as a percent of sales for the first quarter increased to 33.3% from 32.9% of sales in the same quarter last year. Aerospace sales improved year over year by approximately $39 million, or 11%, driven by increased OEM aircraft production rates including further ramps in the Boeing 787 program, and solid aftermarket demand. This segment is currently producing in line with announced Boeing 787 build rates and is on track to deliver parts for five Boeing 787s per month by the end of calendar 2012. IGT sales increased approximately $19 million, or 13%, year over year, largely driven by an increased supply of natural gas and low prices. These favorable supply dynamics, along with hotter weather, continue to trigger our IGT spares sales. The increases in aerospace and IGT sales were partially offset by a decline in general industrial and other sales of approximately $10 million, or 17%, as a result of reduced alloy sales, primarily in the automotive and medical markets.
The segment's operating income as a percent of sales increased 0.4 percentage points over the prior year as the segment delivered another quarter of strong performance through its focus on achieving daily cost reductions in its manufacturing operations. Contractual pricing related to pass-through of increased material costs was approximately $19 million in the first quarter of fiscal 2013 as compared to approximately $18 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.0 percentage point in the first quarter of fiscal 2013 compared to 1.1 percentage points in the first quarter of fiscal 2012.
The Investment Cast Products segment anticipates growing aerospace sales driven by increased narrow-body and wide-body aircraft deliveries and higher Boeing 787 build rates in late calendar 2012 and early 2013. On the IGT front, the natural gas dynamics should continue to drive higher spares sales, and OEM sales are beginning to trend positively, providing further upside potential.
Forged Products
Forged Products' sales were $857.2 million for the quarter, compared to sales of $758.5 million in the first quarter of fiscal 2012, an increase of $98.7 million. Operating income was $195.6 million for the quarter, an increase of $39.1 million from $156.5 million in the first quarter of fiscal 2012. Operating income as a percent of sales for the first quarter increased to 22.8% from 20.6% of sales in the same quarter last year. First quarter fiscal 2013 results include the benefit from the Tru-Form, Rollmet and RathGibson acquisitions for a full quarter. The segment experienced higher aerospace sales, spurred by OEM build schedules and solid Boeing 787 demand, which increased approximately $85 million, or 23%, year over year. Deliveries of oil and gas products improved by approximately $26 million, or 34%, from the same quarter last year. These increases were partially offset by an unplanned outage of the 29,000-ton press in Houston, which impacted sales and production for the last three weeks in the quarter. Contractual material pass-through pricing contributed approximately $51 million of sales in the first quarter of fiscal 2013, basically flat compared to the prior year. Nickel prices decreased 29%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the segment's three primary mills negatively impacted external sales by approximately $10 million in the current quarter versus a year ago (also included in market increases discussed above).
Operating income as a percent of sales increased 2.2 percentage points compared to a year ago despite the unplanned press outage at Houston. The segment delivered strong operating performance in the first quarter by leveraging higher volumes across its high fixed-cost base and continually optimizing metal utilization and yields. Contractual pass-through of raw material costs diluted operating margins by 1.5 percentage points in the current quarter and the same quarter a year ago.
The Forged Products segment is positioned for further aerospace growth in fiscal 2013 as base commercial aircraft, including Boeing 787, production schedules continue to build. We acquired Dickson and Aerocraft during the quarter, and will integrate these businesses and leverage their capabilities across our operations, as well as continue to grow their presence in the aerospace component market worldwide. Our oil and gas business will continue to build with the delivery of the Saudi Aramco and ADNOC nickel casing orders, scheduled to begin in the second half of fiscal 2013. The repairs of the 29,000-ton press in Houston extended roughly five weeks into the second quarter. In addition, the planned 50,000-ton press rebuild in Grafton, Massachusetts, and the normal scheduled two week maintenance of the other forged complexes, will impact sales, absorption, and incremental expenses during the second quarter.
Fastener Products
Fastener Products' sales were $492.8 million for the quarter, compared to sales of $348.0 million in the first quarter of fiscal 2013, an increase of $144.8 million. Operating income was $146.2 million for the quarter, an increase of $39.4 million from $106.8 million in the first quarter of fiscal 2012. Operating income as a percent of sales for the first quarter decreased to 29.7% of sales from 30.7% in the same quarter last year. First quarter fiscal 2013 results include the contribution from Primus and PB Fasteners for the full quarter and Centra for part of the quarter. This segment experienced a strong increase in aerospace sales, which increased approximately $155 million, or 65%, due to base aircraft production increases, including slowly improving Boeing 787 orders, and heightened distribution activity. The segment's aerostructures businesses, including the new acquisitions, are seeing steady top-line improvement as well. General industrial sales declined approximately $12 million, or 11%, over the prior year, primarily within the automotive and construction markets.
The base aerospace fastener businesses are starting to drop through solid incremental margins as larger volumes are leveraged across improved cost structures. However, operating margins decreased 1.0 percentage point year over year primarily due to the inclusion of lower-margin sales from the acquisitions in this quarter's results. The acquired aerostructures operations are performing beyond initial expectations and driving their operating margins higher.
The Fastener Products segment will benefit from a steady increase in core fastener orders. Aerospace customer order schedules are gradually aligning with Boeing 787 build rates. We expanded our presence in the aerostructures markets with the acquisition of Centra in the first quarter of fiscal 2013 and announced the acquisition of Klune and certain Heroux-Devtek assets. All of these businesses offer us new capabilities and significant opportunities for synergies across our product portfolio.

Changes in Financial Condition and Liquidity
Total assets of $11,067.5 million at July 1, 2012 represented a $508.7 million increase from the $10,558.8 million balance at April 1, 2012. The increase principally reflects cash generated from operations during the first three months of fiscal 2013 totaling $400.1 million and increased inventories driven by purchases to support increasing oil and gas pipe sales, raw material purchases primarily for shipments in the Forged Products segment, and the impact of the 29,000-ton press outage at Houston. In addition, tangible and intangible assets recorded in the acquisitions of RathGibson, Centra, Dickson, and Aerocraft contributed to the increase since assets acquired exceeded assets used in the acquisition due to the liabilities assumed. Total capitalization at July 1, 2012 was $8,911.9 million, consisting of $236.1 million of debt and $8,675.8 million of equity. The debt-to-capitalization ratio increased to 2.6% at July 1, 2012 from 2.4% at the end of fiscal 2012, reflecting slightly higher borrowings to fund acquisitions.
Cash as of July 1, 2012 was $193.1 million, a decrease of $505.6 million from the end of fiscal 2012. Total debt was $236.1 million, an increase of $27.9 million from the end of fiscal 2012. The net negative cash flow primarily reflects cash paid (net of cash acquired) to acquire businesses of $848.0 million and capital expenditures of $60.0 million, partially offset by cash generated by operations of $400.1 million (after $50.0 million of cash paid for voluntary pension contributions) and $8.2 million from the issuance of common stock and related tax benefits.
We expect our baseline capital expenditures for fiscal 2013 to be moderately higher than fiscal 2012 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
In the first three months of fiscal 2013, we contributed $52.8 million to our defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $9.6 million of additional required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $62.4 million in fiscal 2013. We expect to contribute a total of approximately $7.0 million to other postretirement benefit plans during fiscal 2013.
During the first three months of fiscal 2013, we closed on four acquisitions in the amount of $848.0 million. These acquisitions were funded from cash on hand and the proceeds from commercial paper issuances.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of July 1, 2012, the amount of commercial paper borrowings outstanding was $28.0 million and the weighted average interest rate was 0.3%. For the three months ended July 1, 2012, the average amount of commercial paper borrowings outstanding was $63.0 million and the weighted average interest rate was 0.3%. There were no commercial paper borrowings outstanding for the three months ended July 3, 2011. During the first three months of fiscal 2013, the largest daily balance of outstanding commercial paper borrowings was $240.0 million. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
Our revolving bank credit facility (the “Credit Agreement”) is a five-year, $1.0 billion revolving credit facility (with a $500 million increase option, subject to approval of the lenders) maturing November 30, 2016, unless extended pursuant to two 364-day extension options (subject to approval of the lenders). The Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants.
Our unused borrowing capacity as of July 1, 2012 was $972.0 million under the Credit Agreement. Our financial covenant requirement and actual ratio as of July 1, 2012 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	2.6%

[1]	Terms are defined in the Credit Agreement.
As of July 1, 2012, we were in compliance with the financial covenant in the Credit Agreement.
We believe we will be able to meet our short and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions with the cash generated from operations, borrowing from our $1.0 billion Credit Agreement or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.
Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 31, 2012.
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
There have been no material changes to our market risk exposure since April 1, 2012.

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

PRECISION CASTPARTS CORP. Registrant

DATE:	August 8, 2012	/s/ Shawn R. Hagel
Shawn R. Hagel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)