Form 10-Q
period 2012-09-30
PRECISION CASTPARTS CORP
filed 2012-11-09
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Number of shares of Common Stock, no par value, outstanding as of November 1, 2012: 145,537,570

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	9/30/12	10/2/11
Net sales	$1,930.5	$1,781.6
Costs and expenses:
Cost of goods sold	1,310.8	1,231.4
Selling and administrative expenses	121.3	111.1
Interest expense	3.4	3.2
Interest income	(1.6)	(1.8)
Total costs and expenses	1,433.9	1,343.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	496.6	437.7
Income tax expense	(164.1)	(145.2)
Equity in earnings of unconsolidated affiliates	1.2	4.1
Net income from continuing operations	333.7	296.6
Net loss from discontinued operations	(0.6)	(1.6)
Net income	333.1	295.0
Net income attributable to noncontrolling interests	(0.4)	(0.3)
Net income attributable to Precision Castparts Corp. (“PCC”)	$332.7	$294.7
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.29	$2.06
Net loss from discontinued operations	—	(0.01)
Net income per share	$2.29	$2.05
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.28	$2.04
Net loss from discontinued operations	(0.01)	(0.01)
Net income per share	$2.27	$2.03
Weighted average common shares outstanding:
Basic	145.4	144.1
Diluted	146.4	145.3

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Six Months Ended
	9/30/12	10/2/11
Net sales	$3,896.5	$3,453.8
Costs and expenses:
Cost of goods sold	2,641.8	2,379.3
Selling and administrative expenses	241.2	216.2
Interest expense	6.3	6.1
Interest income	(3.2)	(3.7)
Total costs and expenses	2,886.1	2,597.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,010.4	855.9
Income tax expense	(335.7)	(280.7)
Equity in earnings of unconsolidated affiliates	3.1	7.3
Net income from continuing operations	677.8	582.5
Net loss from discontinued operations	(2.6)	(1.0)
Net income	675.2	581.5
Net income attributable to noncontrolling interests	(0.8)	(0.8)
Net income attributable to Precision Castparts Corp. (“PCC”)	$674.4	$580.7
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$4.66	$4.04
Net loss from discontinued operations	(0.02)	—
Net income per share	$4.64	$4.04
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$4.62	$4.01
Net loss from discontinued operations	(0.01)	(0.01)
Net income per share	$4.61	$4.00
Weighted average common shares outstanding:
Basic	145.3	143.9
Diluted	146.4	145.2

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Net income	$333.1	$295.0	$675.2	$581.5
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	47.0	(55.5)	1.2	(38.3)
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations (net of income tax expense (benefit) of $1.3, ($1.1), $0.6 and ($1.4) respectively)	3.6	(2.0)	1.6	(1.9)
Less: reclassification adjustment for losses (gains) included in net income (net of income tax (benefit) expense of ($0.2), $0.2, ($0.2) and $0.6 respectively)	0.6	(0.8)	0.5	(1.6)
Other comprehensive income (loss), net of tax	51.2	(58.3)	3.3	(41.8)
Total comprehensive income attributable to noncontrolling interests	(0.6)	(0.3)	(0.7)	(0.8)
Total comprehensive income attributable to PCC	$383.7	$236.4	$677.8	$538.9

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	9/30/12	4/1/12
Assets
Current assets:
Cash and cash equivalents	$193.4	$698.7
Receivables, net	1,223.7	1,186.4
Inventories	2,103.7	1,815.3
Prepaid expenses and other current assets	39.0	29.4
Income tax receivable	24.7	7.8
Deferred income taxes	1.0	—
Discontinued operations	37.5	48.2
Total current assets	3,623.0	3,785.8
Property, plant and equipment, at cost	2,920.7	2,608.4
Accumulated depreciation	(1,364.7)	(1,286.2)
Net property, plant and equipment	1,556.0	1,322.2
Goodwill	4,167.3	3,514.3
Acquired intangible assets, net	1,754.2	1,228.1
Investment in unconsolidated affiliates	445.9	442.8
Other assets	227.0	195.4
Discontinued operations	37.4	70.2
	$11,810.8	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$4.5	$0.5
Accounts payable	741.9	713.7
Accrued liabilities	345.5	335.0
Deferred income taxes	—	1.4
Discontinued operations	12.8	20.3
Total current liabilities	1,104.7	1,070.9
Long-term debt	661.8	207.7
Pension and other postretirement benefit obligations	336.2	358.9
Other long-term liabilities	257.4	279.6
Deferred income taxes	362.2	259.1
Discontinued operations	12.8	17.8
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	145.5	145.3
Paid-in capital	1,695.5	1,653.6
Retained earnings	7,669.1	7,003.5
Accumulated other comprehensive loss	(438.4)	(441.7)
Total PCC shareholders' equity	9,071.7	8,360.7
Noncontrolling interest	4.0	4.1
Total equity	9,075.7	8,364.8
	$11,810.8	$10,558.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended
	9/30/12	10/2/11
Operating activities:
Net income	$675.2	$581.5
Net loss from discontinued operations	2.6	1.0
Non-cash items:
Depreciation and amortization	93.5	83.2
Deferred income taxes	40.4	20.1
Stock-based compensation expense	25.2	23.3
Excess tax benefits from share-based payment arrangements	(4.1)	(10.8)
Other non-cash adjustments	(4.9)	(6.3)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	54.7	(94.4)
Inventories	(162.2)	(184.7)
Prepaid expenses and other current assets	(4.2)	(2.5)
Income tax receivable and payable	(12.8)	11.9
Payables and accruals	(40.7)	8.3
Pension and other postretirement benefit plans	(31.3)	(57.9)
Other non-current assets and liabilities	(43.0)	(9.2)
Net cash used by operating activities of discontinued operations	(9.9)	(10.1)
Net cash provided by operating activities	578.5	353.4
Investing activities:
Acquisitions of businesses, net of cash acquired	(1,430.2)	(1,268.3)
Capital expenditures	(124.2)	(66.4)
Dispositions of businesses	31.4	—
Other investing activities, net	(4.6)	3.4
Net cash (used) provided by investing activities of discontinued operations	(0.6)	2.8
Net cash used by investing activities	(1,528.2)	(1,328.5)
Financing activities:
Net change in long-term debt and short-term borrowings	444.9	6.6
Common stock issued	11.9	27.6
Excess tax benefits from share-based payment arrangements	4.1	10.8
Cash dividends	(8.8)	(8.7)
Other financing activities, net	(0.9)	(0.3)
Net cash provided by financing activities	451.2	36.0
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(24.8)
Net decrease in cash and cash equivalents	(505.3)	(963.9)
Cash and cash equivalents at beginning of period	698.7	1,159.0
Cash and cash equivalents at end of period	$193.4	$195.1

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

(2) Acquisitions
Fiscal 2013
On April 2, 2012, we acquired RathGibson LLC ("RathGibson"). RathGibson manufactures precision thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length, wall thickness, and diameter. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing, and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas, and employs more than 500 people. The RathGibson acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On May 18, 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Cambridge, Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly, and kit integration. Established in 1974, Centra has approximately 400 employees. The Centra acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
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
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium, and steel aerostructures. Klune focuses on complex forming, machining, and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington, employs approximately 740 employees. The Klune acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On August 31, 2012, we acquired certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium, and titanium, such as bulkheads, wing ribs, spars, frames, and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling, and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
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
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment. This transaction resulted in $419.8 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
Over the course of fiscal 2012, we completed several additional acquisitions which were not material, but do provide us with additional manufacturing capabilities.
The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

(3) Discontinued Operations
During the second quarter of fiscal 2013, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a gain of approximately $2.3 million (net of tax) and cash proceeds of $6.0 million.
During the fourth quarter of fiscal 2012, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations.
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a loss of approximately $0.1 million (net of tax) and proceeds of $25.4 million in cash and an unsecured, subordinated, convertible promissory note in the principal amount of $17.6 million. The note is due on August 7, 2017 and pays interest quarterly based on the 5-year Treasury Note Constant Maturity Rate.

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Net sales	$21.2	$16.9	$49.1	$28.5
Cost of goods sold	19.1	16.6	44.3	26.4
Selling and administrative expenses	3.4	1.8	7.5	3.1
Loss income from operations before income taxes	(1.3)	(1.5)	(2.7)	(1.0)
Income tax benefit (expense)	0.1	—	(0.3)	(0.1)
Loss from operations	(1.2)	(1.5)	(3.0)	(1.1)
Gain (loss) on disposal and other expenses, net of ($2.7), $0.1, ($2.6), and ($0.3) tax (expense) benefit, respectively	0.6	(0.1)	0.4	0.1
Net loss from discontinued operations	$(0.6)	$(1.6)	$(2.6)	$(1.0)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/30/12	4/1/12
Assets of discontinued operations:
Current assets	$37.5	$48.2
Net property, plant and equipment	35.5	55.7
Other assets	1.9	14.5
	$74.9	$118.4
Liabilities of discontinued operations:
Current liabilities	$12.8	$20.3
Other long-term liabilities	12.8	17.8
	$25.6	$38.1

(4) Inventories
Inventories consisted of the following:

	9/30/12	4/1/12
Finished goods	$381.0	$338.2
Work-in-process	833.7	742.2
Raw materials and supplies	670.4	544.5
	1,885.1	1,624.9
Excess of LIFO cost over current cost	218.6	190.4
Total inventory	$2,103.7	$1,815.3

(5) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment testing during the second quarter of each fiscal year. For fiscal 2013, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. Furthermore, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value and that there was no impairment of indefinite-lived intangible assets.

The changes in the carrying amount of goodwill by reportable segment for the six months ended September 30, 2012 were as follows:

	Balance at		Currency Translation and Other(1)	Balance at
	4/1/12	Acquired		9/30/12
Investment Cast Products	$338.0	$—	$0.4	$338.4
Forged Products	1,407.6	352.3	8.1	1,768.0
Airframe Products	1,768.7	294.3	(2.1)	2,060.9
Total	$3,514.3	$646.6	$6.4	$4,167.3

(1) Includes final purchase price allocations of Primus and Welded Rings acquisitions.
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	September 30, 2012			April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$15.0	$(9.8)	$5.2	$15.0	$(9.0)	$6.0
Proprietary technology	2.3	(1.4)	0.9	2.3	(1.3)	1.0
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	152.2	(26.7)	125.5	56.7	(20.5)	36.2
Backlog	35.0	(18.1)	16.9	34.3	(15.5)	18.8
Revenue sharing agreements	28.9	(1.3)	27.6	28.9	(1.0)	27.9
	$233.8	$(57.7)	176.1	$137.6	$(47.7)	89.9
Unamortizable intangible assets:
Tradenames			475.9			261.4
Long-term customer relationships			1,102.2			876.8
Acquired intangibles, net			$1,754.2			$1,228.1
Amortization expense for acquired intangible assets for the three and six months ended September 30, 2012 was $5.2 million and $10.0 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended October 2, 2011 was $3.4 million and $5.5 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $20.7 million for fiscal 2013. Amortization expense related to finite-lived intangible assets for fiscal 2012 was $13.8 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2014	$21.3
2015	19.2
2016	17.8
2017	12.2
2018	9.7
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed or impairments are recognized.

(6) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of September 30, 2012 and April 1, 2012 is immaterial to our financial position, and the change in the accrual for the current period is immaterial to our results of operations and cash flows.
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

(7) Earnings per Share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Amounts attributable to PCC shareholders:
Net income from continuing operations	$333.3	$296.3	$677.0	$581.7
Net loss from discontinued operations	(0.6)	(1.6)	(2.6)	(1.0)
Net income attributable to PCC shareholders	$332.7	$294.7	$674.4	$580.7

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Weighted average shares outstanding-basic	145.4	144.1	145.3	143.9
Effect of dilutive stock-based compensation plans	1.0	1.2	1.1	1.3
Weighted average shares outstanding-dilutive	146.4	145.3	146.4	145.2
Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, and phantom stock plans computed using the treasury stock method.

For the three and six months ended September 30, 2012, stock options to purchase 1.2 million shares of common stock were excluded from the computation of diluted earnings per share, because they would have been antidilutive. For the three and six months ended October 2, 2011, stock options to purchase 1.0 million shares of common stock were excluded from the computation of diluted earnings per share, because they would have been antidilutive. These options could be dilutive in the future.

(8) Stock-based Compensation
During the three and six months ended September 30, 2012 and October 2, 2011, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended April 1, 2012.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Cost of goods sold	$3.8	$3.9	$7.9	$8.0
Selling and administrative expenses	8.8	7.5	17.3	15.3
Stock-based compensation expense before income taxes	12.6	11.4	25.2	23.3
Income tax benefit	(4.0)	(3.8)	(7.8)	(7.4)
Total stock-based compensation expense after income taxes	$8.6	$7.6	$17.4	$15.9

(9) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

	9/30/12	4/1/12
Cumulative unrealized foreign currency translation gains	$20.8	$19.6
Pension and postretirement obligations	(462.0)	(462.0)
Unrealized gain on derivatives	2.8	0.7
Accumulated other comprehensive loss	$(438.4)	$(441.7)

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
Cash flow hedges
We have exposure to fluctuations in foreign currency exchange rates. Foreign currency forward contracts and options are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. We also have exposure to fluctuations in commodity prices. Commodity swaps are used to hedge against the variability in cash flows from forecasted commodity purchases. For cash flow hedge transactions, the effective portion of changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.
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
As of September 30, 2012, there were $3.5 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of September 30, 2012, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of September 30, 2012 was approximately $460 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of September 30, 2012, accounts receivable included foreign exchange contracts of $5.0 million and accounts payable included foreign exchange contracts of $1.0 million. As of April 1, 2012, accounts receivable included foreign exchange contracts of $2.5 million and other assets included interest rate swap contracts of $1.6 million. As of April 1, 2012, accounts payable included foreign exchange contracts of $1.9 million.
For the three months ended September 30, 2012 and October 2, 2011, we recognized $0.7 million and $1.5 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended September 30, 2012 and October 2, 2011, we recognized $1.5 million and $5.6 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For the six months ended September 30, 2012 and October 2, 2011, we recognized $0.8 million and $3.6 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the six months ended September 30, 2012 and October 2, 2011, we recognized $2.8 million and $3.6 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$23.7	$—	$—	$23.7
Derivative instruments	$—	$5.0	$—	$5.0
Liabilities:
Derivative instruments	$—	$1.0	$—	$1.0
The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$74.5	$—	$—	$74.5
Derivative instruments	$—	$4.1	$—	$4.1
Liabilities:
Derivative instruments	$—	$1.9	$—	$1.9
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first six months of fiscal 2013 or fiscal 2012.

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
We estimate that the fair value of our long-term fixed rate debt instruments was $218.3 million compared to a book value of $207.0 million at September 30, 2012. At April 1, 2012, the estimated fair value of our long-term fixed rate debt instruments was $221.0 million compared to a book value of $207.4 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Service cost	$11.5	$9.2	$22.9	$18.2
Interest cost	23.1	23.1	46.2	45.8
Expected return on plan assets	(33.4)	(33.1)	(66.7)	(66.1)
Amortization of net actuarial loss	11.4	5.5	22.8	11.0
Amortization of prior service cost	0.8	0.7	1.6	1.5
Net periodic pension cost	$13.4	$5.4	$26.8	$10.4
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.1	1.2	2.1	2.4
Amortization of net actuarial loss	0.3	0.1	0.5	0.2
Amortization of prior service cost (benefit)	0.1	(0.1)	0.2	(0.2)
Net periodic benefit cost	$1.7	$1.4	$3.2	$2.8
During the three and six months ended September 30, 2012, we contributed $2.7 million and $55.5 million, respectively, to the defined benefit pension plans, of which $50.0 million was voluntary. During the three and six months ended October 2, 2011, we contributed $3.0 million and $55.6 million, respectively, to the defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $6.9 million of additional required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $62.4 million in fiscal 2013. We expect to contribute a total of approximately $7.0 million to the other postretirement benefit plans during fiscal 2013.

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

(15) Segment Information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Airframe Products.

	Three Months Ended		Six Months Ended
	9/30/12	10/2/11	9/30/12	10/2/11
Net sales:
Investment Cast Products	$612.4	$573.3	$1,232.1	$1,142.1
Forged Products	761.2	798.3	1,614.7	1,553.7
Airframe Products	556.9	410.0	1,049.7	758.0
Consolidated net sales	$1,930.5	$1,781.6	$3,896.5	$3,453.8
Segment operating income (loss):
Investment Cast Products	$208.8	$189.9	$414.9	$377.0
Forged Products	155.2	163.9	350.4	320.1
Airframe Products	166.6	116.1	312.8	222.9
Corporate expenses	(32.2)	(30.8)	(64.6)	(61.7)
Total segment operating income	498.4	439.1	1,013.5	858.3
Interest expense	3.4	3.2	6.3	6.1
Interest income	(1.6)	(1.8)	(3.2)	(3.7)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$496.6	$437.7	$1,010.4	$855.9

(16) Subsequent Events
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight tolerance pipe processing services, including honing, boring, straightening, and turning. THI's products are used in oil & gas drilling, completion, and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area and employs more than 200 people. The THI acquisition was a stock purchase for tax purposes and will be reported as part of the Forged Products segment.
On November 9, 2012, we entered into a definitive agreement to acquire Titanium Metals Corporation ("Timet") for $16.50 per share in cash. The transaction values Timet at a total enterprise value of approximately $2.9 billion, including net cash and equivalents. PCC has secured a fully underwritten $3.0 billion bridge financing commitment that may be used to complete this acquisition.  The acquisition will ultimately be funded through a combination of cash on hand, commercial paper, bank debt, and proceeds from the sale of notes and bonds. Timet, the largest independent titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet, and mill forms. Timet operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Ugine, France, and employs approximately 2,750 people. The Timet acquisition will be a stock purchase for tax purposes. Subject to the satisfaction or waiver of certain conditions, the tender offer is expected to be completed in the third quarter of fiscal 2013, after which Timet's results will be reported as part of the Forged Products segment.

(17) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public notes, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of September 30, 2012 and April 1, 2012, statements of income for the three and six months ended September 30, 2012 and October 2, 2011, statements of comprehensive income for the three and six months ended September 30, 2012 and October 2, 2011, and statements of cash flows for the six months ended September 30, 2012 and October 2, 2011. The public notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the majority of our domestic subsidiaries within the Investment Cast Products, Forged Products and Airframe Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,624.5	$380.0	$(74.0)	$1,930.5
Costs and expenses:
Cost of goods sold	3.8	1,097.2	283.8	(74.0)	1,310.8
Selling and administrative expenses	26.8	74.9	19.6	—	121.3
Other expense (income)	9.2	(2.2)	(7.0)	—	—
Interest (income) expense, net	(14.7)	16.5	—	—	1.8
Equity in earnings of subsidiaries	(351.3)	(15.0)	—	366.3	—
Total costs and expenses	(326.2)	1,171.4	296.4	292.3	1,433.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	326.2	453.1	83.6	(366.3)	496.6
Income tax benefit (expense)	6.5	(151.9)	(18.7)	—	(164.1)
Equity in earnings of unconsolidated affiliates	—	0.2	1.0	—	1.2
Net income from continuing operations	332.7	301.4	65.9	(366.3)	333.7
Net income (loss) from discontinued operations	—	12.1	(12.7)	—	(0.6)
Net income	332.7	313.5	53.2	(366.3)	333.1
Net income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income attributable to PCC	$332.7	$313.5	$52.8	$(366.3)	$332.7

Condensed Consolidating Statements of Income
Three Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,495.3	$388.8	$(102.5)	$1,781.6
Costs and expenses:
Cost of goods sold	3.9	1,028.5	301.5	(102.5)	1,231.4
Selling and administrative expenses	24.6	66.3	20.2	—	111.1
Other expense (income)	1.7	(4.3)	2.6	—	—
Interest (income) expense, net	(12.7)	15.8	(1.7)	—	1.4
Equity in earnings of subsidiaries	(306.8)	(15.2)	—	322.0	—
Total costs and expenses	(289.3)	1,091.1	322.6	219.5	1,343.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	289.3	404.2	66.2	(322.0)	437.7
Income tax benefit (expense)	5.4	(137.5)	(13.1)	—	(145.2)
Equity in earnings of unconsolidated affiliates	—	0.4	3.7	—	4.1
Net income from continuing operations	294.7	267.1	56.8	(322.0)	296.6
Net income (loss) from discontinued operations	—	0.4	(2.0)	—	(1.6)
Net income	294.7	267.5	54.8	(322.0)	295.0
Net income attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)
Net income attributable to PCC	$294.7	$267.5	$54.5	$(322.0)	$294.7

Condensed Consolidating Statements of Income
Six Months Ended September 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$3,290.5	$756.9	$(150.9)	$3,896.5
Costs and expenses:
Cost of goods sold	7.9	2,216.8	568.0	(150.9)	2,641.8
Selling and administrative expenses	52.5	150.4	38.3	—	241.2
Other expense (income)	8.4	(2.3)	(6.1)	—	—
Interest (income) expense, net	(29.6)	33.7	(1.0)	—	3.1
Equity in earnings of subsidiaries	(699.1)	(33.3)	—	732.4	—
Total costs and expenses	(659.9)	2,365.3	599.2	581.5	2,886.1
Income before income tax expense and equity in earnings of unconsolidated affiliates	659.9	925.2	157.7	(732.4)	1,010.4
Income tax benefit (expense)	14.5	(311.0)	(39.2)	—	(335.7)
Equity in earnings of unconsolidated affiliates	—	0.8	2.3	—	3.1
Net income from continuing operations	674.4	615.0	120.8	(732.4)	677.8
Net income (loss) from discontinued operations	—	12.0	(14.6)	—	(2.6)
Net income	674.4	627.0	106.2	(732.4)	675.2
Net income attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income attributable to PCC	$674.4	$627.0	$105.4	$(732.4)	$674.4

Condensed Consolidating Statements of Income
Six Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$2,875.6	$757.6	$(179.4)	$3,453.8
Costs and expenses:
Cost of goods sold	8.0	1,966.2	584.5	(179.4)	2,379.3
Selling and administrative expenses	48.9	125.7	41.6	—	216.2
Other expense (income)	5.8	(4.3)	(1.5)	—	—
Interest (income) expense, net	(25.4)	31.4	(3.6)	—	2.4
Equity in earnings of subsidiaries	(600.9)	(34.4)	—	635.3	—
Total costs and expenses	(563.6)	2,084.6	621.0	455.9	2,597.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	563.6	791.0	136.6	(635.3)	855.9
Income tax benefit (expense)	17.1	(268.1)	(29.7)	—	(280.7)
Equity in earnings of unconsolidated affiliates	—	0.7	6.6	—	7.3
Net income from continuing operations	580.7	523.6	113.5	(635.3)	582.5
Net income (loss) from discontinued operations	—	0.6	(1.6)	—	(1.0)
Net income	580.7	524.2	111.9	(635.3)	581.5
Net income attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income attributable to PCC	$580.7	$524.2	$111.1	$(635.3)	$580.7

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$332.7	$313.5	$53.2	$(366.3)	$333.1
Other comprehensive income (loss), net of tax	51.2	(0.8)	53.7	(52.9)	51.2
Total comprehensive income attributable to noncontrolling interests	—	—	(0.6)	—	(0.6)
Total comprehensive income attributable to PCC	$383.9	$312.7	$106.3	$(419.2)	$383.7

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$294.7	$267.5	$54.8	$(322.0)	$295.0
Other comprehensive (loss) income, net of tax	(58.3)	1.8	(60.9)	59.1	(58.3)
Total comprehensive income attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)
Total comprehensive income attributable to PCC	$236.4	$269.3	$(6.4)	$(262.9)	$236.4

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended September 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$674.4	$627.0	$106.2	$(732.4)	$675.2
Other comprehensive income (loss), net of tax	3.3	(1.2)	5.5	(4.3)	3.3
Total comprehensive income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Total comprehensive income attributable to PCC	$677.7	$625.8	$111.0	$(736.7)	$677.8

Condensed Consolidating Statements of Comprehensive Income
Six Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$580.7	$524.2	$111.9	$(635.3)	$581.5
Other comprehensive (loss) income, net of tax	(41.8)	1.4	(43.8)	42.4	(41.8)
Total comprehensive income attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Total comprehensive income attributable to PCC	$538.9	$525.6	$67.3	$(592.9)	$538.9

Condensed Consolidating Balance Sheets
September 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$17.6	$1.8	$174.0	$—	$193.4
Receivables, net	33.8	4,442.6	175.9	(3,428.6)	1,223.7
Inventories	—	1,802.5	301.2	—	2,103.7
Prepaid expenses and other current assets	0.5	27.1	12.0	(0.6)	39.0
Income tax receivable	50.2	—	—	(25.5)	24.7
Deferred income taxes	7.6	—	4.8	(11.4)	1.0
Discontinued operations	—	9.0	106.0	(77.5)	37.5
Total current assets	109.7	6,283.0	773.9	(3,543.6)	3,623.0
Property, plant and equipment, net	1.5	1,202.2	352.3	—	1,556.0
Goodwill	—	3,416.4	750.9	—	4,167.3
Deferred income taxes	86.1	—	—	(86.1)	—
Investments in subsidiaries	13,094.8	578.4	—	(13,673.2)	—
Other assets	126.4	1,676.3	624.4	—	2,427.1
Discontinued operations	—	1.7	35.7	—	37.4
	$13,418.5	$13,158.0	$2,537.2	$(17,302.9)	$11,810.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$—	$2.5	$2.0	$—	$4.5
Accounts payable	3,460.7	543.3	243.9	(3,506.0)	741.9
Accrued liabilities	25.0	257.3	64.9	(1.7)	345.5
Income tax payable	—	—	25.5	(25.5)	—
Deferred income taxes	—	11.4	—	(11.4)	—
Discontinued operations	—	2.3	10.5	—	12.8
Total current liabilities	3,485.7	816.8	346.8	(3,544.6)	1,104.7
Long-term debt	645.6	6.6	9.6	—	661.8
Deferred income taxes	—	367.6	80.7	(86.1)	362.2
Pension and other postretirement benefit obligations	191.4	127.7	17.1	—	336.2
Other long-term liabilities	20.1	211.8	25.5	—	257.4
Discontinued operations	—	3.1	9.7	—	12.8
Commitments and contingencies (See Notes)
Total equity	9,075.7	11,624.4	2,047.8	(13,672.2)	9,075.7
	$13,418.5	$13,158.0	$2,537.2	$(17,302.9)	$11,810.8

Condensed Consolidating Balance Sheets
April 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$452.8	$17.6	$228.3	$—	$698.7
Receivables, net	44.3	4,008.6	250.4	(3,116.9)	1,186.4
Inventories	—	1,539.6	275.7	—	1,815.3
Prepaid expenses and other current assets	4.4	14.1	10.9	—	29.4
Income tax receivable	22.1	—	—	(14.3)	7.8
Deferred income taxes	8.8	—	6.1	(14.9)	—
Discontinued operations	—	39.7	106.0	(97.5)	48.2
Total current assets	532.4	5,619.6	877.4	(3,243.6)	3,785.8
Property, plant and equipment, net	1.4	1,041.6	279.2	—	1,322.2
Goodwill	—	2,935.8	578.5	—	3,514.3
Deferred income taxes	121.8	—	—	(121.8)	—
Investments in subsidiaries	11,340.1	548.4	—	(11,888.5)	—
Other assets	108.8	1,286.2	471.3	—	1,866.3
Discontinued operations	—	23.3	46.9	—	70.2
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$—	$0.3	$0.2	$—	$0.5
Accounts payable	3,290.4	527.8	109.9	(3,214.4)	713.7
Accrued liabilities	26.7	247.5	61.9	(1.1)	335.0
Income tax payable	—	—	14.1	(14.1)	—
Deferred income taxes	—	16.3	—	(14.9)	1.4
Discontinued operations	—	6.2	14.2	(0.1)	20.3
Total current liabilities	3,317.1	798.1	200.3	(3,244.6)	1,070.9
Long-term debt	201.6	0.3	5.8	—	207.7
Deferred income taxes	—	339.4	41.5	(121.8)	259.1
Pension and other postretirement benefit obligations	204.4	136.4	18.1	—	358.9
Other long-term liabilities	16.6	228.0	35.0	—	279.6
Discontinued Operations	—	3.1	14.7	—	17.8
Commitments and contingencies (See Notes)
Total equity	8,364.8	9,949.6	1,937.9	(11,887.5)	8,364.8
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(8.6)	$486.0	$101.1	$—	$578.5
Acquisitions of businesses, net of cash acquired	(1,075.1)	7.8	(362.9)	—	(1,430.2)
Capital expenditures	(0.2)	(104.1)	(19.9)	—	(124.2)
Intercompany advances	—	(412.3)	10.2	402.1	—
Intercompany loans	(200.3)	—	—	200.3	—
Other investing activities, net	9.4	(4.8)	22.2	—	26.8
Net cash provided (used) by investing activities of discontinued operations	—	11.9	1.6	(14.1)	(0.6)
Net cash used by investing activities	(1,266.2)	(501.5)	(348.8)	588.3	(1,528.2)
Net change in long-term debt and short-term borrowings	444.4	(0.3)	0.8	—	444.9
Common stock issued	11.9	—	—	—	11.9
Excess tax benefits from share-based payment arrangements	4.1	—	—	—	4.1
Cash dividends	(8.8)	—	—	—	(8.8)
Intercompany advances	388.0	—	—	(388.0)	—
Intercompany loans	—	—	196.4	(196.4)	—
Other financing activities, net	—	—	(0.9)	—	(0.9)
Net cash provided by financing activities of discontinued operations	—	—	3.9	(3.9)	—
Net cash provided (used) by financing activities	839.6	(0.3)	200.2	(588.3)	451.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.8)	—	(6.8)
Net decrease in cash and cash equivalents	(435.2)	(15.8)	(54.3)	—	(505.3)
Cash and cash equivalents at beginning of period	452.8	17.6	228.3	—	698.7
Cash and cash equivalents at end of period	$17.6	$1.8	$174.0	$—	$193.4

Condensed Consolidating Statements of Cash Flows
Six Months Ended October 2, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(80.6)	$398.6	$35.4	$—	$353.4
Acquisitions of businesses, net of cash acquired	(943.1)	(303.3)	(21.9)	—	(1,268.3)
Capital expenditures	(0.3)	(53.4)	(12.7)	—	(66.4)
Intercompany advances	—	(39.6)	16.3	23.3	—
Intercompany loans	41.1	—	—	(41.1)	—
Other investing activities, net	—	3.3	0.1	—	3.4
Net cash provided by investing activities of discontinued operations	—	0.2	3.8	(1.2)	2.8
Net cash used by investing activities	(902.3)	(392.8)	(14.4)	(19.0)	(1,328.5)
Net change in long-term debt and short-term borrowings	7.0	(0.4)	—	—	6.6
Common stock issued	27.6	—	—	—	27.6
Excess tax benefits from share-based payment arrangements	10.8	—	—	—	10.8
Cash dividends	(8.7)	—	—	—	(8.7)
Intercompany advances	22.1	—	—	(22.1)	—
Intercompany loans	—	—	(41.1)	41.1	—
Other financing activities, net	—	—	(0.3)	—	(0.3)
Net cash provided (used) by financing activities	58.8	(0.4)	(41.4)	19.0	36.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(24.8)	—	(24.8)
Net (decrease) increase in cash and cash equivalents	(924.1)	5.4	(45.2)	—	(963.9)
Cash and cash equivalents at beginning of period	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of period	$16.1	$17.0	$162.0	$—	$195.1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended September 30, 2012 and October 2, 2011

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/30/12	10/2/11	$	%
Net sales	$1,930.5	$1,781.6	$148.9	8.4%
Costs and expenses:
Cost of goods sold	1,310.8	1,231.4	79.4	6.4
Selling and administrative expenses	121.3	111.1	10.2	9.2
Interest expense, net	1.8	1.4	0.4	28.6
Total costs and expenses	1,433.9	1,343.9	90.0	6.7
Income before income tax expense and equity in earnings of unconsolidated affiliates	496.6	437.7	58.9	13.5
Income tax expense	(164.1)	(145.2)	(18.9)	13.0
Effective tax rate	33.0%	33.2%
Equity in earnings of unconsolidated affiliates	1.2	4.1	(2.9)	(70.7)
Net income from continuing operations	333.7	296.6	37.1	12.5
Net loss from discontinued operations	(0.6)	(1.6)	1.0	(62.5)
Net income	333.1	295.0	38.1	12.9
Net income attributable to noncontrolling interests	(0.4)	(0.3)	(0.1)	33.3
Net income attributable to Precision Castparts Corp. (“PCC”)	$332.7	$294.7	$38.0	12.9%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.28	$2.04	$0.24	11.8%
Net loss per share from discontinued operations	(0.01)	(0.01)	—	—
Net income per share	$2.27	$2.03	$0.24	11.8%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	9/30/12	10/2/11	$	%
Nickel	$7.44	$9.99	$(2.55)	(26)%
London Metal Exchange[1]
Titanium	$2.72	$5.06	$(2.34)	(46)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.42	$17.10	$(3.68)	(22)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	9/30/12	10/2/11	$	%
Investment Cast Products[2]	$80.3	$73.9	$6.4	9%
Forged Products[3]	221.0	226.4	(5.4)	(2)
Airframe Products[4]	35.6	28.1	7.5	27
Total intercompany sales	$336.9	$328.4	$8.5	3%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $15.1 million and $11.5 million for the second quarter of fiscal 2013 and 2012, respectively.
[3]	Forged Products: Includes sales between segments of $24.5 million and $16.9 million for the second quarter of fiscal 2013 and 2012, respectively.
[4]	Airframe Products: Includes sales between segments of $1.6 million and $2.8 million for the second quarter of fiscal 2013 and 2012, respectively.

Sales for the second quarter of fiscal 2013 were $1,930.5 million, an increase of $148.9 million, or 8.4%, from $1,781.6 million in the same quarter last year. We acquired six businesses during the first six months of fiscal 2013 and eight businesses in fiscal 2012. The acquisitions contributed approximately $200 million of additional sales in the second quarter of fiscal 2013. Excluding the impact of acquisitions, sales decreased compared to the prior year. Several events in the Forged Products segment had a large negative impact on sales and earnings during the current quarter: the extensive downtime related to the repair of the 29,000-ton forging press in Houston, Texas; the rebuild of the 50,000-ton forging press in Grafton, Massachusetts; the temporary shut down of Carlton Forge's main ring-rolling press due to an electrical failure; and scheduled maintenance on the Company's other major forging complexes. In addition, bringing the Houston press back on line took two-and-a-half weeks longer than originally anticipated. These items negatively impacted organic sales during the quarter and resulted in lower aerospace and power sales. Despite these events, aerospace sales increased approximately $27 million, or 3%, compared to the prior year, excluding the impact of acquisitions. Base commercial aircraft and Boeing 787 production rates continue to increase, driving steady demand for airframe and engine components, and aerospace aftermarket sales are trending upward. There was a decline within our power markets of approximately $7 million, or 2%, over the prior year, excluding the impact of acquisitions. Industrial gas turbine (“IGT”) sales were relatively flat due to continued high spares demand, offset by a decline in Original Equipment Manufacturer ("OEM") orders and the aforementioned press rebuild. We experienced a modest decline in oil and gas sales resulting from delayed deliveries due to a customer testing bottleneck. General industrial sales also decreased approximately $77 million, or 24%, excluding the impact of acquisitions, as a result of higher selectivity in order intake and lower sales to the automotive and chemical transport markets. Contractual material pass-through pricing increased sales by $61.3 million in the current quarter, compared to $79.0 million in the same quarter a year ago. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Nickel prices decreased 26%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary mills negatively impacted external sales by approximately $4 million in the current quarter versus a year ago (also included in market increases discussed above).
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
Net income from continuing operations attributable to PCC for the second quarter of fiscal 2013 was $333.3 million, or $2.28 per share (diluted) compared to net income from continuing operations attributable to PCC for the second quarter of fiscal 2012 of $296.3 million, or $2.04 per share (diluted). Net income attributable to PCC (including discontinued operations) for the second quarter of fiscal 2013 was $332.7 million, or $2.27 per share (diluted), compared with net income attributable to PCC of $294.7 million, or $2.03 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the second quarter of fiscal 2013 was $3.4 million, compared with $3.2 million for the second quarter last year. Interest expense in the current year was higher than the prior year due to higher average debt levels. Interest income for the second quarter of fiscal 2013 was $1.6 million, compared with $1.8 million for the second quarter last year. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
The effective tax rate for the second quarter of fiscal 2013 was 33.0% compared to 33.2% for the second quarter of fiscal 2012. The lower effective tax rate in the current quarter is primarily due to increased benefits from earnings taxed at rates lower than the U.S. statutory rate, partially offset by decreased benefits from the research and development tax credit and the domestic manufacturing deduction.
Acquisitions
Fiscal 2013
On April 2, 2012, we acquired RathGibson LLC ("RathGibson"). RathGibson manufactures precision thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length, wall thickness, and diameter. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing, and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas, and employs more than 500 people. The RathGibson acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.

On May 18, 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Cambridge, Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly, and kit integration. Established in 1974, Centra has approximately 400 employees. The Centra acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.

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
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium, and steel aerostructures. Klune focuses on complex forming, machining, and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington, employs approximately 740 employees. The Klune acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On August 31, 2012, we acquired certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium, and titanium, such as bulkheads, wing ribs, spars, frames, and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling, and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
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
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment. This transaction resulted in $419.8 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
On October 4, 2011, we acquired the assets of PB Fasteners ("PB"). PB is an industry leader in the design and manufacturing of fastener products for airframe applications, including the development of the SLEEVbolt ® fastening system. PB’s sleeve bolt technology is critical to mitigating the impact of lightning strikes on the Boeing 787 aircraft and other composite body aircraft. Located in Gardena, California, PB entered the aerospace fastener business in 1967. The PB acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.

Over the course of fiscal 2012, we completed several additional acquisitions which were not material, but do provide us with additional manufacturing capabilities.
The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.
Discontinued Operations
Net loss from discontinued operations was $0.6 million, or $0.01 per share (diluted) for the second quarter of fiscal 2013 compared with a net loss of $1.6 million, or $0.01 per share (diluted) in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of or are classified as held for sale in accordance with discontinued operations guidance. The net loss in the current quarter was primarily due to operating losses at a small non-core business held for sale, partially offset by a gain from the sale of one of the two businesses sold during the quarter. The sale of these two businesses resulted in cash proceeds of $31.4 million and an unsecured, subordinated, convertible promissory note in the principal amount of $17.6 million.
Subsequent Events
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight tolerance pipe processing services, including honing, boring, straightening, and turning. THI's products are used in oil & gas drilling, completion, and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area and employs more than 200 people. The THI acquisition was a stock purchase for tax purposes and will be reported as part of the Forged Products segment.
On November 9, 2012, we entered into a definitive agreement to acquire Titanium Metals Corporation ("Timet") for $16.50 per share in cash. The transaction values Timet at a total enterprise value of approximately $2.9 billion, including net cash and equivalents. PCC has secured a fully underwritten $3.0 billion bridge financing commitment that may be used to complete this acquisition.  The acquisition will ultimately be funded through a combination of cash on hand, commercial paper, bank debt, and proceeds from the sale of notes and bonds. Timet, the largest independent titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet, and mill forms. Timet operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Ugine, France, and employs approximately 2,750 people. The Timet acquisition will be a stock purchase for tax purposes. Subject to the satisfaction or waiver of certain conditions, the tender offer is expected to be completed in the third quarter of fiscal 2013, after which Timet's results will be reported as part of the Forged Products segment.

Results of Operations by Segment - Comparison Between Three Months Ended September 30, 2012 and October 2, 2011

(in millions)	Three Months Ended		Increase/(Decrease)
	9/30/12	10/2/11	$	%
Net sales:
Investment Cast Products	$612.4	$573.3	$39.1	6.8%
Forged Products	761.2	798.3	(37.1)	(4.6)
Airframe Products	556.9	410.0	146.9	35.8
Consolidated net sales	$1,930.5	$1,781.6	$148.9	8.4%
Segment operating income (loss):
Investment Cast Products	$208.8	$189.9	$18.9	10.0%
% of sales	34.1%	33.1%
Forged Products	155.2	163.9	(8.7)	(5.3)
% of sales	20.4%	20.5%
Airframe Products	166.6	116.1	50.5	43.5
% of sales	29.9%	28.3%
Corporate expenses	(32.2)	(30.8)	(1.4)	4.5
Total segment operating income	498.4	439.1	$59.3	13.5%
% of sales	25.8%	24.6%
Interest expense, net	1.8	1.4
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$496.6	$437.7
Investment Cast Products
Investment Cast Products' sales were $612.4 million for the quarter, compared to sales of $573.3 million in the second quarter of fiscal 2012, an increase of $39.1 million. Operating income was $208.8 million for the quarter, an increase of $18.9 million from $189.9 million in the second quarter of fiscal 2012. Operating income as a percent of sales for the second quarter increased to 34.1% from 33.1% of sales in the same quarter last year. Aerospace sales improved year over year by approximately 5%, driven by increased demand for airframe and engine components due to higher base commercial aircraft production rates, including further ramps in the Boeing 787 program, and continued aftermarket strength. This segment is currently producing in line with announced Boeing 787 build rates and already preparing for the next round of build rate increases. IGT sales increased approximately 17% year over year, largely driven by strong spares activity. The increases in aerospace and IGT sales were partially offset by a decline in general industrial sales of approximately 12% as a result of reduced alloy prices, primarily in the automotive and medical markets.
The segment's operating income as a percent of sales increased 1.0 percentage point over the prior year as the segment's operating performance exhibited continued strength through aggressive cost takeout and better material usage in its manufacturing operations. Contractual pricing related to pass-through of increased material costs was approximately $18 million in the second quarter of fiscal 2013 as compared to approximately $19 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage point in the second quarter of fiscal 2013 compared to 1.2 percentage points in the second quarter of fiscal 2012.
The Investment Cast Products segment is well-positioned on growing commercial aircraft programs and is ready to support higher Boeing 787 production levels. Base commercial aerospace rates continue to increase, and Boeing 787 production is projected to double over the next 12 to 14 months. The growth of our IGT spares backlog is also showing good momentum and should continue to drive higher spares sales, and OEM sales are beginning to show signs of recovery, providing further upside potential.
Forged Products
Forged Products' sales were $761.2 million for the quarter, compared to sales of $798.3 million in the second quarter of fiscal 2012, a decrease of $37.1 million. Operating income was $155.2 million for the quarter, a decrease of $8.7 million from $163.9 million in the second quarter of fiscal 2012. Operating income as a percent of sales for the second quarter decreased to 20.4% from 20.5% of sales in the same quarter last year. Second quarter fiscal 2013 results include the benefit from the RathGibson, Aerocraft and Dickson acquisitions for a full quarter. The sales decline resulted from downtime associated with a series of significant, negative events during the current quarter: the repairs to the 29,000-ton press in Houston and subsequent inefficiencies tied to meeting specific customer demands; the scheduled rebuild of the 50,000-ton press in Grafton, with inefficiencies linked to restarting the forge press post-rebuild; and repair of the principal Carlton ring-rolling press due to an electrical failure. As a result of these press outages, the segment experienced a decrease in aerospace sales, which decreased approximately 4% year over year. Sales to power markets also declined approximately 10% from the same quarter last year, due to the negative impact of the rebuild of the 50,000-ton press and delayed deliveries due to a testing bottleneck at a customer-directed external supplier. Contractual material pass-through pricing contributed approximately $40 million of sales in the second quarter of fiscal 2013 compared to approximately $56 million of sales in the prior year. Nickel prices decreased 26%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the segment's three primary mills negatively impacted external sales by approximately $4 million in the current quarter versus a year ago (also included in market increases discussed above).
Operating income as a percent of sales decreased 0.1 percentage point compared to a year ago as a result of the significant negative impacts from the aforementioned repairs and maintenance. The negative impact on operating margins was partially offset by the inclusion of the segment's acquisitions. Contractual pass-through of raw material costs diluted operating margins by 1.1 percentage points in the current quarter compared to 1.6 percentage points in the same quarter a year ago.
The operational issues the Forged Products segment experienced in the second quarter have been resolved. Higher product volume is scheduled to ship out over the second half of the fiscal year to compensate for delinquencies associated with the downtime, coupled with increasing commercial aircraft build rates, including for the Boeing 787. In addition, the segment is poised to ship sizeable volumes of pipe to its major oil and gas customers over the next four quarters with the delivery of the Saudi Aramco and ADNOC downhole nickel casing orders. We acquired THI in the third quarter of fiscal 2013, which will broaden our tubular product offering and provide additional cost advantages in the production of downhole casing.
Airframe Products
Airframe Products' sales were $556.9 million for the quarter, compared to sales of $410.0 million in the second quarter of fiscal 2012, an increase of $146.9 million. Operating income was $166.6 million for the quarter, an increase of $50.5 million from $116.1 million in the second quarter of fiscal 2012. Operating income as a percent of sales for the second quarter increased to 29.9% of sales from 28.3% in the same quarter last year. Second quarter fiscal 2013 results include contributions from Primus and Centra for a full quarter, plus a partial quarter from Klune and the operations acquired from Heroux-Devtek. This segment experienced a strong increase in aerospace sales of approximately 51% due to acquisitions, a steady recovery of core fastener activity, steadily increasing commercial backlogs and improving Boeing 787 orders. General industrial sales declined approximately 10% over the prior year, primarily within the automotive and construction markets.
The base Airframe Products businesses demonstrated solid operational performance and achieved high incremental margins as higher critical aerospace fastener volumes are leveraged across improved cost structures. Operating margins increased 1.6 percentage points year over year primarily due to the increased volume of core product running through the Airframe Products businesses, partially offset by the inclusion of lower-margin sales from acquisitions in this quarter's results.
The Airframe Products segment will benefit from a steady increase in core fastener orders throughout fiscal 2013 and into fiscal 2014. Aerospace customer order schedules are catching up to current Boeing 787 build rates. Our aerostructures businesses are well-positioned on growing commercial aircraft platforms and are seeking additional market share opportunities. We further expanded our presence in the aerostructures markets with the acquisitions of Klune and certain Heroux-Devtek assets in the second quarter of fiscal 2013. All of these businesses offer us new capabilities and significant opportunities for synergies across our product portfolio.

Consolidated Results of Operations - Comparison Between Six Months Ended September 30, 2012 and October 2, 2011.

	Six Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/30/12	10/2/11	$	%
Net sales	$3,896.5	$3,453.8	$442.7	12.8%
Costs and expenses:
Cost of goods sold	2,641.8	2,379.3	262.5	11.0
Selling and administrative expenses	241.2	216.2	25.0	11.6
Interest expense, net	3.1	2.4	0.7	29.2
Total costs and expenses	2,886.1	2,597.9	288.2	11.1
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,010.4	855.9	154.5	18.1
Income tax expense	(335.7)	(280.7)	(55.0)	19.6
Effective tax rate	33.2%	32.8%
Equity in earnings of unconsolidated affiliates	3.1	7.3	(4.2)	(57.5)
Net income from continuing operations	677.8	582.5	95.3	16.4
Net loss from discontinued operations	(2.6)	(1.0)	(1.6)	160.0
Net income	675.2	581.5	93.7	16.1
Net income attributable to noncontrolling interests	(0.8)	(0.8)	—	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$674.4	$580.7	$93.7	16.1%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$4.62	$4.01	$0.61	15.2%
Net loss per share from discontinued operations	(0.01)	(0.01)	—	—
Net income per share	$4.61	$4.00	$0.61	15.3%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	9/30/12	10/2/11	$	%
Nickel	$7.62	$10.46	$(2.84)	(27)%
London Metal Exchange[1]
Titanium	$3.15	$5.15	$(2.00)	(39)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$14.14	$17.69	$(3.55)	(20)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	9/30/12	10/2/11	$	%
Investment Cast Products[2]	$158.1	$152.4	$5.7	4%
Forged Products[3]	446.2	450.6	(4.4)	(1)
Airframe Products[4]	69.9	50.9	19.0	37
Total intercompany sales	$674.2	$653.9	$20.3	3%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $28.7 million and $23.4 million for the first six months of fiscal 2013 and 2012, respectively.
[3]	Forged Products: Includes sales between segments of $49.5 million and $34.9 million for the first six months of fiscal 2013 and 2012, respectively.
[4]	Airframe Products: Includes sales between segments of $3.1 million and $4.0 million for the first six months of fiscal 2013 and 2012, respectively.

Sales for the first six months of fiscal 2013 were $3,896.5 million, an increase of $442.7 million, or 12.8%, from $3,453.8 million in the same period last year. We acquired six businesses during the first six months of fiscal 2013 and eight businesses in fiscal 2012. The acquisitions contributed approximately $450 million of additional sales in the first six months of fiscal 2013. Excluding the impact of acquisitions, sales decreased compared to the prior year. Several events in the Forged Products segment had a large negative impact on sales and earnings: the extensive downtime related to the repair of the 29,000-ton forging press in Houston, Texas; the rebuild of the 50,000-ton forging press in Grafton, Massachusetts; the temporary shut down of Carlton Forge's main ring-rolling press due to an electrical failure; and scheduled maintenance on the Company's other major forging complexes. In addition, bringing the Houston press back on line took two-and-a-half weeks longer than originally anticipated. These items negatively impacted organic sales during the first six months of fiscal 2013 and resulted in lower aerospace and power sales. Despite these events, aerospace sales increased approximately $141 million, or 7%, compared to the prior year, excluding the impact of acquisitions. Our Investment Cast Products and Forged Products segments are building airframe and engine components relatively in sync with current OEM aircraft production rates, and Airframe Products orders for the Boeing 787 program are catching up to build rates. There was a decline in sales to the power markets of approximately $5 million, or 1%, over the prior year, excluding the impact of acquisitions. We experienced strong IGT sales driven by continued high spares demand and a modest improvement in oil and gas sales as we continue to build this business, offset by a decline in extruded pipe sales. General industrial sales also decreased approximately $144 million, or 22%, excluding the impact of acquisitions, as a result of higher selectivity in order intake and lower sales to the automotive and chemical transport markets. Contractual material pass-through pricing and lower external selling prices of nickel alloy from the Forged Products segment's three primary mills negatively impacted external sales by approximately $31 million in the first six months of fiscal 2013 versus the same period a year ago (also included in market increases discussed above). Nickel prices decreased 27%, as reported on the London Metal Exchange (LME), compared to the same period last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months.
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
Net income from continuing operations attributable to PCC for the first six months of fiscal 2013 was $677.0 million, or $4.62 per share (diluted) compared to net income from continuing operations attributable to PCC for the first six months of fiscal 2012 of $581.7 million, or $4.01 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first six months of fiscal 2013 was $674.4 million, or $4.61 per share (diluted), compared with net income attributable to PCC of $580.7 million, or $4.00 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first six months of fiscal 2013 was $6.3 million, compared with $6.1 million for the first six months last year. Interest expense in the current year was higher than the prior year due to higher average debt levels. Interest income for the first six months of fiscal 2013 was $3.2 million, compared with $3.7 million for the first six months last year. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
The effective tax rate for the first six months of fiscal 2013 was 33.2%, 0.4 percentage points higher than the 32.8% effective rate in the same period last year. The higher effective rate in the current period is primarily due to reduced benefits from the domestic research and development tax credit and the impact of the United Kingdom statutory tax rate change on deferred tax liabilities, partially offset by increased benefits from earnings taxed at rates lower than the U.S. statutory rate.
Discontinued Operations
Net loss from discontinued operations was $2.6 million, or $0.01 per share (diluted), for the first six months of fiscal 2013 compared with a net loss of $1.0 million, or $0.01 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss in the current period was primarily due to operating losses at a small non-core business held for sale, partially offset by a gain from the sale of one of the two businesses sold during the first six months of fiscal 2013. The sale of these two businesses resulted in cash proceeds of $31.4 million and an unsecured, subordinated, convertible promissory note in the principal amount of $17.6 million.

Consolidated Results of Operations - Comparison Between Six Months Ended September 30, 2012 and October 2, 2011

(in millions)	Six Months Ended		Increase/(Decrease)
	9/30/12	10/2/11	$	%
Net sales:
Investment Cast Products	$1,232.1	$1,142.1	$90.0	7.9%
Forged Products	1,614.7	1,553.7	61.0	3.9
Airframe Products	1,049.7	758.0	291.7	38.5
Consolidated net sales	$3,896.5	$3,453.8	$442.7	12.8%
Segment operating income (loss):
Investment Cast Products	$414.9	$377.0	$37.9	10.1%
% of sales	33.7%	33.0%
Forged Products	350.4	320.1	30.3	9.5
% of sales	21.7%	20.6%
Airframe Products	312.8	222.9	89.9	40.3
% of sales	29.8%	29.4%
Corporate expenses	(64.6)	(61.7)	(2.9)	4.7
Total segment operating income	1,013.5	858.3	$155.2	18.1%
% of sales	26.0%	24.9%
Interest expense, net	3.1	2.4
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,010.4	$855.9
Investment Cast Products
Investment Cast Products' sales were $1,232.1 million for the first six months of fiscal 2013, compared to sales of $1,142.1 million in the first six months of fiscal 2012, an increase of $90.0 million. Operating income was $414.9 million for the first six months of fiscal 2013, an increase of $37.9 million from $377.0 million in the first six months of fiscal 2012. Operating income as a percent of sales for the first six months of fiscal 2013 increased to 33.7% from 33.0% of sales in the same period last year. Aerospace sales improved year over year by approximately 8%, driven by increased base commercial aircraft production rates including further ramps in the Boeing 787 program, and continued aftermarket strength. This segment is currently producing in line with announced Boeing 787 build rates and already preparing for the next round of build rate increases. IGT sales increased approximately 15% year over year, largely driven by strong spares activity. The increases in aerospace and IGT sales were partially offset by a decline in general industrial sales of approximately 15% as a result of reduced alloy prices, primarily in the automotive and medical markets.
The segment's operating income as a percent of sales increased by 0.7 percentage points over the prior year as the segment's operating performance exhibited continued strength through aggressive cost takeout and material usage in its manufacturing operations. Contractual pricing related to pass-through of increased material costs was approximately $38 million in the first six months of fiscal 2013, essentially flat when compared to the prior year. Contractual material pass-through pricing diluted operating margins by 1.0 percentage points in the first six months of fiscal 2013 compared to 1.1 percentage points in the first six months of fiscal 2012.
Forged Products
Forged Products' sales were $1,614.7 million for the first six months of fiscal 2013, compared to sales of $1,553.7 million in the first six months of fiscal 2012, an increase of $61.0 million. Operating income was $350.4 million for the first six months of fiscal 2013, an increase of $30.3 million from $320.1 million in the first six months of fiscal 2012. Operating income as a percent of sales for the first six months of fiscal 2013 increased to 21.7% from 20.6% of sales in the same period last year. Results for the first six months of fiscal 2013 include the contribution from RathGibson for the full six months and both Aerocraft and Dickson for three and a half months. The segment experienced higher aerospace sales, spurred by OEM build schedules and solid Boeing 787 demand, which increased approximately 9% year over year. Partially offsetting this increase was a decline in sales to power markets of approximately 4% compared to a year ago, as a result of lower IGT and extruded pipe sales, and the negative impact of the quarter-long rebuild of the 50,000-ton press. Aerospace sales were negatively impacted by an unplanned outage of the 29,000-ton press in Houston for the last three weeks in the first quarter and first seven and a half weeks in the second quarter of fiscal 2013, coupled with the press outage at Carlton Forge. Contractual material pass-through pricing contributed approximately $92 million of sales in the first six months of fiscal 2013 compared to approximately $107 million of sales in the same period last year. Lower external selling prices of nickel alloy from the segment's three primary mills negatively impacted external sales by approximately $14 million in the first six months of fiscal 2013 versus a year ago (also included in market increases discussed above), due in part to nickel price decreases of 27%, as reported on the London Metal Exchange (LME), compared to the same period last year.
Operating income as a percent of sales increased 1.1 percentage points compared to a year ago despite significant negative impacts from the press outages. The segment delivered strong operating margins in the first six months of fiscal 2013 largely due to the inclusion of acquisitions and improved volume in the first three months of the year. Contractual pass-through of higher raw material costs diluted operating margins by 1.3 percentage points in the first six months of fiscal 2013 compared to 1.5 percentage points in the same period a year ago.
Airframe Products
Airframe Products' sales were $1,049.7 million for the first six months of fiscal 2013, compared to sales of $758.0 million in the first six months of fiscal 2012, an increase of $291.7 million. Operating income was $312.8 million for the first six months of fiscal 2013, an increase of $89.9 million from $222.9 million in the first six months of fiscal 2012. Operating income as a percent of sales for the first six months of fiscal 2013 increased to 29.8% of sales from 29.4% of sales in the same period last year. Results for the first six months of fiscal 2013 include the contribution from Centra for nearly four months of the period, Klune for two months and certain Heroux-Devtek operations for one month. The segment also received a strong contribution from Primus, which was acquired midway through the second quarter of fiscal 2012. Therefore, the first six months of fiscal 2013 include an additional four months of sales from Primus. This segment experienced steady growth in aerospace sales, which increased approximately 57% due to acquisitions, a steady recovery of core fastener activity, steadily increasing commercial backlogs and improving Boeing 787 orders. General industrial sales declined approximately 10% over the prior year, primarily within the automotive and construction markets.
The base aerospace fastener businesses demonstrated solid operational performance and achieved high incremental margins as higher critical aerospace fastener volumes are leveraged across improved cost structures. Operating margins increased 0.4 percentage points year over year due to operational improvements despite being partially offset by the inclusion of lower-margin sales from the acquisitions in this period's results.

Changes in Financial Condition and Liquidity
Total assets of $11,810.8 million at September 30, 2012 represented a $1,252.0 million increase from the $10,558.8 million balance at April 1, 2012. The increase principally reflects cash generated from operations during the first six months of fiscal 2013 totaling $578.5 million and increased inventories driven by repairs on the 29,000-ton press at Houston and repairs associated with the Carlton press, in addition to preventative maintenance on other forges. Tangible and intangible assets recorded in the six acquisitions during the first six months of fiscal 2013 also contributed to the increase since assets acquired exceeded assets used in the acquisition due to the liabilities assumed and debt incurred. Other long-term liabilities decreased by $22.2 million largely due to reductions in accruals for loss contracts assumed in prior year acquisitions, partially offset by the addition of loss contract accruals from fiscal 2013 acquisitions.  The decrease was due to reductions of the liability balance to offset losses incurred as product is delivered under the contracts as well as adjustments to the liability balance resulting from changes negotiated in the related contracts that reduced the volume of product required to be delivered.  The negotiated changes included the novation of one contract by the mutual agreement of both parties that reduced, but did not eliminate, PCC's liability.
Total capitalization at September 30, 2012 was $9,742.0 million, consisting of $666.3 million of debt and $9,075.7 million of equity. The debt-to-capitalization ratio increased to 6.8% at September 30, 2012 from 2.4% at the end of fiscal 2012, reflecting higher borrowings to fund fiscal 2013 acquisitions.
Cash as of September 30, 2012 was $193.4 million, a decrease of $505.3 million from the end of fiscal 2012. Total debt was $666.3 million, an increase of $458.1 million from the end of fiscal 2012. The net negative cash flow primarily reflects cash paid (net of cash acquired) to acquire businesses of $1,430.2 million and capital expenditures of $124.2 million, partially offset by cash generated by operations of $578.5 million (after $50.0 million of cash paid for voluntary pension contributions), cash received from the dispositions of businesses of $31.4 million, and $16.0 million from the issuance of common stock and related tax benefits.
We expect our baseline capital expenditures for fiscal 2013 to be moderately higher than fiscal 2012 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
In the first six months of fiscal 2013, we contributed $55.5 million to our defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $6.9 million of additional required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $62.4 million in fiscal 2013. We expect to contribute a total of approximately $7.0 million to other postretirement benefit plans during fiscal 2013.
During the first six months of fiscal 2013, we closed on six acquisitions in the amount of $1,430.2 million. These acquisitions were funded from cash on hand and the proceeds from commercial paper issuances.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of September 30, 2012, the amount of commercial paper borrowings outstanding was $444.5 million and the weighted average interest rate was 0.2%. For the six months ended September 30, 2012, the average amount of commercial paper borrowings outstanding was $195.1 million and the weighted average interest rate was 0.3%. For the six months ended October 2, 2011, the average amount of commercial paper borrowings outstanding was $68.7 million and the weighted average interest rate was 0.3%. During the first six months of fiscal 2013, the largest daily balance of outstanding commercial paper borrowings was $609.0 million. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
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
Our unused borrowing capacity as of September 30, 2012 was $555.5 million under the Credit Agreement. Our financial covenant requirement and actual ratio as of September 30, 2012 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	6.8%

[1]	Terms are defined in the Credit Agreement.
As of September 30, 2012, we were in compliance with the financial covenant in the Credit Agreement.
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
Forward-Looking Statements
Information included within this document describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
Our growth strategy includes business and capital equipment acquisitions with associated risks.
Our growth strategy includes the acquisition of strategic operations and capital equipment. In recent years, we have completed a number of acquisition transactions. We expect that we will continue to seek acquisitions of complementary businesses, products, capital equipment and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. The success of completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business and capital equipment acquisitions entail a number of other risks, including as applicable:
• inaccurate assessment of liabilities;
• entry into markets in which we may have limited or no experience;
• diversion of management's attention from our existing businesses;
• difficulties in realizing projected efficiencies, synergies, installation schedules and cost savings;
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
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum and various rare earth elements, which are found in only a few parts of the world, are available from a limited number of suppliers, and in some cases are considered conflict minerals for U.S. regulatory purposes if originating in certain countries. The availability and costs of these metals and elements may be influenced by private or government cartels, changes in world politics or regulatory requirements, labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas imposed by governments in countries with rare earth element supplies, market forces of supply and demand, and inflation. These metals and rare earth elements are required for the alloys or processes used or manufactured in our investment cast products, forged products and fastener products segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales and margins, or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.
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
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. Moody's upgraded our debt rating during fiscal 2013 and Standard & Poor's upgraded our debt rating during fiscal 2011. If the rating agencies were to reduce their current ratings, our interest expense may increase and the terms of future borrowing arrangements may become more stringent or require additional credit support. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 5.	Other Information
In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this guidance in the first quarter of fiscal 2013, and present net income and other comprehensive income in two separate statements in our financial statements. The table below reflects the retrospective application of this guidance for the fiscal years ended April 1, 2012, April 3, 2011, and March 28, 2010. The retrospective application did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Fiscal Year Ended
	4/1/12	4/3/11	3/28/10
Net income	$1,225.8	$1,014.8	$922.6
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	(13.1)	109.5	43.3
Pension and postretirement obligations (net of income tax benefit of $98.5, $14.5, and $38.8, respectively)	(193.0)	(26.3)	(81.1)
Gain (loss) on derivatives:
Unrealized (losses) gains due to periodic revaluations (net of income tax (benefit) expense of ($0.5), ($0.1) and $3.0, respectively)	(0.8)	3.7	4.5
Less: reclassification adjustment for (gains) losses included in net income (net of income tax expense (benefit) of $0.1, $2.0 and ($1.4), respectively)	(0.2)	(4.3)	4.3
Other comprehensive (loss) income, net of tax	(207.1)	82.6	(29.0)
Total comprehensive income attributable to noncontrolling interests	(1.7)	(1.3)	(0.8)
Total comprehensive income attributable to PCC	$1,017.0	$1,096.1	$892.8

Condensed Consolidating Statements of Comprehensive Income
Fiscal Year Ended April 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$1,224.1	$1,126.1	$212.0	$(1,336.4)	$1,225.8
Other comprehensive (loss), net of tax	(207.1)	(58.8)	(72.3)	131.1	(207.1)
Total comprehensive income attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)
Total comprehensive income attributable to PCC	$1,017.0	$1,067.3	$138.0	$(1,205.3)	$1,017.0

Condensed Consolidating Statements of Comprehensive Income
Fiscal Year Ended April 3, 2011
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$1,013.5	$927.4	$155.5	$(1,081.6)	$1,014.8
Other comprehensive income, net of tax	82.6	—	101.3	(101.3)	82.6
Total comprehensive income attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Total comprehensive income attributable to PCC	$1,096.1	$927.4	$255.5	$(1,182.9)	$1,096.1

Condensed Consolidating Statements of Comprehensive Income
Fiscal Year Ended March 28, 2010
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$921.8	$775.0	$147.9	$(922.1)	$922.6
Other comprehensive (loss) income, net of tax	(29.0)	(17.2)	21.6	(4.4)	(29.0)
Total comprehensive income attributable to noncontrolling interests	—	(0.5)	(0.3)	—	(0.8)
Total comprehensive income attributable to PCC	$892.8	$757.3	$169.2	$(926.5)	$892.8

Item 6.	Exhibits
(a) Exhibits

10.1	Executive Performance Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE:	November 9, 2012	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)