Form 10-Q
period 2012-12-30
PRECISION CASTPARTS CORP
filed 2013-02-08
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2012
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
Number of shares of Common Stock, no par value, outstanding as of January 31, 2013: 146,452,527

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	12/30/12	1/1/12
Net sales	$2,043.2	$1,802.4
Costs and expenses:
Cost of goods sold	1,387.0	1,231.0
Selling and administrative expenses	135.6	111.3
Interest expense	11.9	3.9
Interest income	(1.6)	(1.6)
Total costs and expenses	1,532.9	1,344.6
Income before income tax expense and equity in earnings of unconsolidated affiliates	510.3	457.8
Income tax expense	(168.1)	(151.8)
Equity in earnings of unconsolidated affiliates	(1.8)	4.1
Net income from continuing operations	340.4	310.1
Net loss from discontinued operations	(1.9)	(2.4)
Net income	338.5	307.7
Net income attributable to noncontrolling interests	(0.5)	(0.4)
Net income attributable to Precision Castparts Corp. (“PCC”)	$338.0	$307.3
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.33	$2.14
Net loss from discontinued operations	(0.01)	(0.01)
Net income per share	$2.32	$2.13
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.32	$2.13
Net loss from discontinued operations	(0.02)	(0.02)
Net income per share	$2.30	$2.11
Weighted average common shares outstanding:
Basic	145.8	144.4
Diluted	146.8	145.6

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Nine Months Ended
	12/30/12	1/1/12
Net sales	$5,939.7	$5,256.2
Costs and expenses:
Cost of goods sold	4,028.8	3,610.3
Selling and administrative expenses	376.8	327.5
Interest expense	18.2	10.0
Interest income	(4.8)	(5.3)
Total costs and expenses	4,419.0	3,942.5
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,520.7	1,313.7
Income tax expense	(503.8)	(432.5)
Equity in earnings of unconsolidated affiliates	1.3	11.4
Net income from continuing operations	1,018.2	892.6
Net loss from discontinued operations	(4.5)	(3.4)
Net income	1,013.7	889.2
Net income attributable to noncontrolling interests	(1.3)	(1.2)
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,012.4	$888.0
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$6.99	$6.19
Net loss from discontinued operations	(0.03)	(0.03)
Net income per share	$6.96	$6.16
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$6.94	$6.13
Net loss from discontinued operations	(0.03)	(0.02)
Net income per share	$6.91	$6.11
Weighted average common shares outstanding:
Basic	145.5	144.1
Diluted	146.5	145.4

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Net income	$338.5	$307.7	$1,013.7	$889.2
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	(0.8)	(11.0)	0.4	(49.3)
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations (net of income tax (benefit) expense of ($0.3), ($0.2), $0.3 and ($1.6) respectively)	2.8	(1.4)	4.4	(3.3)
Less: reclassification adjustment for (gains) losses included in net income (net of income tax expense (benefit) of $0.2, ($0.2), $0.0 and $0.4 respectively)	(0.7)	0.6	(0.2)	(1.0)
Other comprehensive income (loss), net of tax	1.3	(11.8)	4.6	(53.6)
Total comprehensive income attributable to noncontrolling interests	(0.4)	(0.4)	(1.1)	(1.2)
Total comprehensive income attributable to PCC	$339.4	$295.5	$1,017.2	$834.4

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	12/30/12	4/1/12
Assets
Current assets:
Cash and cash equivalents	$483.3	$698.7
Receivables, net	1,408.7	1,186.4
Inventories	3,049.8	1,815.3
Prepaid expenses and other current assets	146.8	29.4
Income tax receivable	27.8	7.8
Deferred income taxes	57.0	—
Discontinued operations	41.2	48.2
Total current assets	5,214.6	3,785.8
Property, plant and equipment, at cost	3,593.4	2,608.4
Accumulated depreciation	(1,403.0)	(1,286.2)
Net property, plant and equipment	2,190.4	1,322.2
Goodwill	5,673.8	3,514.3
Acquired intangible assets, net	2,804.8	1,228.1
Investment in unconsolidated affiliates	446.3	442.8
Other assets	315.4	195.4
Discontinued operations	44.6	70.2
	$16,689.9	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$204.9	$0.5
Accounts payable	802.4	713.7
Accrued liabilities	559.9	335.0
Deferred income taxes	—	1.4
Discontinued operations	14.4	20.3
Total current liabilities	1,581.6	1,070.9
Long-term debt	3,620.8	207.7
Pension and other postretirement benefit obligations	469.1	358.9
Other long-term liabilities	346.8	279.6
Deferred income taxes	769.3	259.1
Discontinued operations	11.8	17.8
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	146.2	145.3
Paid-in capital	1,787.7	1,653.6
Retained earnings	8,002.7	7,003.5
Accumulated other comprehensive loss	(437.1)	(441.7)
Total PCC shareholders' equity	9,499.5	8,360.7
Noncontrolling interest	391.0	4.1
Total equity	9,890.5	8,364.8
	$16,689.9	$10,558.8

See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	12/30/12	1/1/12
Operating activities:
Net income	$1,013.7	$889.2
Net loss from discontinued operations	4.5	3.4
Non-cash items:
Depreciation and amortization	146.1	126.2
Deferred income taxes	68.7	39.2
Stock-based compensation expense	38.2	35.6
Excess tax benefits from share-based payment arrangements	(20.5)	(23.4)
Other non-cash adjustments	(7.4)	(10.7)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	52.0	(82.5)
Inventories	(184.5)	(229.3)
Prepaid expenses and other current assets	(7.4)	(8.2)
Income tax receivable and payable	2.6	28.0
Payables and accruals	(34.6)	(15.5)
Pension and other postretirement benefit plans	(23.9)	(47.8)
Other non-current assets and liabilities	(62.5)	(30.9)
Net cash used by operating activities of discontinued operations	(14.2)	(15.5)
Net cash provided by operating activities	970.8	657.8
Investing activities:
Acquisitions of businesses, net of cash acquired	(4,537.7)	(1,408.7)
Capital expenditures	(202.5)	(103.6)
Dispositions of businesses	31.4	—
Other investing activities, net	(13.5)	5.2
Net cash (used) provided by investing activities of discontinued operations	(1.4)	0.5
Net cash used by investing activities	(4,723.7)	(1,506.6)
Financing activities:
Net change in commercial paper borrowings	611.3	—
Proceeds from issuance of long-term debt	2,991.6	—
Repayments of long-term debt	(121.9)	(28.4)
Payments for debt issuance costs	(23.2)	—
Common stock issued	76.8	74.9
Excess tax benefits from share-based payment arrangements	20.5	23.4
Cash dividends	(13.2)	(13.0)
Other financing activities, net	(0.8)	(0.3)
Net cash provided by financing activities	3,541.1	56.6
Effect of exchange rate changes on cash and cash equivalents	(3.6)	(29.5)
Net decrease in cash and cash equivalents	(215.4)	(821.7)
Cash and cash equivalents at beginning of period	698.7	1,159.0
Cash and cash equivalents at end of period	$483.3	$337.3

Supplemental Disclosures:
Additional Timet shares acquired but not paid in accrued liabilities	$35.4	$—
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
On August 31, 2012, we acquired certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. (collectively referred to as "Progressive"). These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium, and titanium, such as bulkheads, wing ribs, spars, frames, and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling, and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The Progressive acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight tolerance pipe processing services, including honing, boring, straightening, and turning. THI's products are used in oil & gas drilling, completion, and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area and employs more than 200 people. The THI acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.

On December 12, 2012, we acquired Synchronous Aerospace Group ("Synchronous"), a leading build-to-print supplier of highly complex mechanical assemblies for commercial aerospace and defense markets. Synchronous manufactures such mechanical assemblies as high-lift mechanisms and secondary flight controls, as well as structural components, including wing ribs, bulkheads, and track and beam assemblies. Synchronous has approximately 690 employees in four primary locations: Santa Ana, California; Kent, Washington; Wichita, Kansas; and Tulsa, Oklahoma. The Synchronous acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
The purchase price allocations for each business acquisition above are subject to further refinement. The impact of the acquisitions above is not material to our consolidated results of operations; consequently, pro forma information has not been included.
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of Titanium Metals Corporation ("Timet") for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) had been validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above.  We incurred approximately $17.9 million in acquisition-related expenses during the three months ended December 30, 2012, consisting of $9.5 million in selling and administrative expenses and $8.4 million in additional interest. Timet, the largest titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet, and mill forms. Timet operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Ugine, France, and employs approximately 2,750 people. The Timet acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
The assets purchased and liabilities assumed for Timet have been reflected in our condensed consolidated balance sheet as of December 30, 2012, and the results of operation are included in our condensed consolidated statement of income since the closing date of the acquisition. Included in the following table in other long-term liabilities and accrued liabilities are $75.3 million and $31.1 million, respectively, of estimated liabilities related to environmental remediation.  In addition, the following table includes noncontrolling interest as we owned approximately 86% of Timet's outstanding shares at the acquisition date. The purchase price allocation for Timet is subject to further refinement as management's assessment of the valuation of certain assets and liabilities, including those relating to environmental remediation, is not complete. The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed:

12/21/12
Cash and cash equivalents	$21.8
Receivables, net	135.6
Inventories	882.6
Prepaid expenses and other current assets	102.5
Income tax receivable	3.8
Current deferred income taxes	48.9
Property, plant and equipment, net	538.9
Goodwill	1,187.3
Acquired intangible assets, net	781.0
Other assets	72.2
Long-term debt currently due and short-term borrowings	(0.5)
Accounts payable	(52.9)
Accrued liabilities	(153.9)
Long-term debt	(123.2)
Pension and other postretirement benefit obligations	(126.1)
Other long-term liabilities	(109.1)
Long-term deferred income taxes	(303.8)
Noncontrolling interest	(421.5)
Total purchase price	$2,483.6

The following pro forma information presents a summary of our results of operations assuming the Timet acquisition had occurred at the beginning of the periods presented. The pro forma results include the amortization associated with acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for property, plant and equipment. To better reflect the combined operating results, significant nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor it is necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Net sales	$2,255.4	$2,019.7	$6,605.0	$5,922.5
Net income attributable to PCC	$351.2	$316.0	$1,045.4	$923.8
Net income per share - basic	$2.41	$2.19	$7.18	$6.41
Net income per share - diluted	$2.39	$2.17	$7.14	$6.35
During the first nine months of fiscal 2013, we completed several additional acquisitions which were not material, but do provide us with additional manufacturing capabilities.
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
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment. This transaction resulted in $416.6 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
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
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Net sales	$14.4	$23.3	$63.5	$51.8
Cost of goods sold	13.8	20.8	58.1	47.2
Selling and administrative expenses	2.8	3.6	10.3	6.7
Loss from operations before income taxes	(2.2)	(1.1)	(4.9)	(2.1)
Income tax expense	(0.2)	(0.3)	(0.5)	(0.4)
Loss from operations	(2.4)	(1.4)	(5.4)	(2.5)
Gain (loss) on disposal and other expenses, net of $1.0, ($0.7), ($1.6), and ($1.0) tax benefit (expense), respectively	0.5	(1.0)	0.9	(0.9)
Net loss from discontinued operations	$(1.9)	$(2.4)	$(4.5)	$(3.4)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/30/12	4/1/12
Assets of discontinued operations:
Current assets	$41.2	$48.2
Net property, plant and equipment	35.7	55.7
Other assets	8.9	14.5
	$85.8	$118.4
Liabilities of discontinued operations:
Current liabilities	$14.4	$20.3
Other long-term liabilities	11.8	17.8
	$26.2	$38.1

(4) Inventories
Inventories consisted of the following:

	12/30/12	4/1/12
Finished goods	$578.8	$338.2
Work-in-process	1,282.8	742.2
Raw materials and supplies	897.8	544.5
	2,759.4	1,624.9
Excess of LIFO cost over current cost	290.4	190.4
Total inventory	$3,049.8	$1,815.3

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
The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 30, 2012 were as follows:

	Balance at		Currency Translation and Other(1)	Balance at
	4/1/12	Acquired		12/30/12
Investment Cast Products	$338.0	$—	$0.2	$338.2
Forged Products	1,407.6	1,660.0	6.9	3,074.5
Airframe Products	1,768.7	506.6	(14.2)	2,261.1
Total	$3,514.3	$2,166.6	$(7.1)	$5,673.8

(1) Includes final purchase price allocations of Primus and Welded Rings acquisitions.
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	December 30, 2012			April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$15.0	$(10.1)	$4.9	$15.0	$(9.0)	$6.0
Proprietary technology	2.3	(1.4)	0.9	2.3	(1.3)	1.0
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	367.5	(30.9)	336.6	56.7	(20.5)	36.2
Backlog	48.0	(19.6)	28.4	34.3	(15.5)	18.8
Revenue sharing agreements	28.9	(1.5)	27.4	28.9	(1.0)	27.9
	$462.1	$(63.9)	398.2	$137.6	$(47.7)	89.9
Unamortizable intangible assets:
Tradenames			632.3			261.4
Long-term customer relationships			1,774.3			876.8
Acquired intangibles, net			$2,804.8			$1,228.1
Amortization expense for acquired intangible assets for the three and nine months ended December 30, 2012 was $6.2 million and $16.2 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended January 1, 2012 was $3.8 million and $9.3 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $25.2 million for fiscal 2013. Amortization expense related to finite-lived intangible assets for fiscal 2012 was $13.8 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2014	$37.3
2015	35.1
2016	33.8
2017	27.4
2018	22.4
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of December 30, 2012 and April 1, 2012 is immaterial to our financial position, and the change in the accrual for the current period is immaterial to our results of operations and cash flows.
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

(7) Financing Arrangements
Long-term debt is summarized as follows:

	December 30, 2012	April 1, 2012
5.60% Public notes due fiscal 2014	$200.0	$200.0
0.70% Public notes due fiscal 2016	499.9	—
1.25% Public notes due fiscal 2018	998.5	—
2.50% Public notes due fiscal 2023	994.3	—
3.90% Public notes due fiscal 2043	496.9	—
Commercial paper	611.3	—
Other	24.8	8.2
	3,825.7	208.2
Less: Long-term debt currently due	204.9	0.5
Total	$3,620.8	$207.7

Long-term debt maturing in each of the next five fiscal years is as follows:

Fiscal	Debt
2013	$0.9
2014	204.9
2015	3.6
2016	510.8
2017	613.3
Thereafter	2,492.2
Total	$3,825.7

On December 17, 2012, we entered into an underwriting agreement with several underwriters named therein, for whom Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC acted as representatives, for the issuance and sale by the Company of $3.0 billion aggregate principal amount of notes (collectively, the “Notes”) as follows: $500.0 million of 0.70% senior notes due 2015 (the "2015 Notes"); $1.0 billion of 1.25% senior notes due 2018 (the "2018 Notes"); $1.0 billion of 2.50% senior notes due 2023 (the "2023 Notes"); and $500.0 million of 3.90% senior notes due 2043 (the "2043 Notes").
The Notes are unsecured senior obligations of the Company and rank equally with all of the other existing and future senior, unsecured and unsubordinated debt of the Company. The Company will pay interest on the 2015 Notes on June 20 and December 20 of each year beginning on June 20, 2013, and it will pay interest on the 2018 Notes, the 2023 Notes and the 2043 Notes on January 15 and July 15 of each year beginning on July 15, 2013.
In December 2012, we acquired $121.7 million of debt as a result of the acquisition of Timet.  This debt was repaid during the third quarter of fiscal 2013.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of December 30, 2012, the amount of commercial paper borrowings outstanding was $611.4 million and the weighted average interest rate was 0.2%. For the nine months ended December 30, 2012, the average amount of commercial paper borrowings outstanding was $318.5 million and the weighted average interest rate was 0.2%. For the nine months ended January 1, 2012, the average amount of commercial paper borrowings outstanding was $76.8 million and the weighted average interest rate was 0.3%. During the first nine months of fiscal 2013, the largest daily balance of outstanding commercial paper borrowings was $941.0 million.
Our long-term revolving bank credit facility (the “Original Credit Agreement”) is a five-year, $1.0 billion revolving credit facility (with a $500 million increase option, subject to approval of the lenders) maturing November 30, 2016, unless extended pursuant to two 364-day extension options (subject to approval of the lenders). The Original Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants.
On December 17, 2012, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, Mizuho Corporate Bank, Ltd., U.S. Bank National Association, PNC Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto. The New Credit Agreement consists of a 364-day, $1.0 billion revolving credit facility maturing December 16, 2013, unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of December 30, 2012. The New Credit Agreement is in addition to the existing $1.0 billion Original Credit Agreement. The Original and New Credit Agreements may be referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of December 30, 2012 was $1,388.6 million. Our financial covenant requirement and actual ratio as of December 30, 2012 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	28.7%

[1]	Terms are defined in the Credit Agreements.
As of December 30, 2012, we were in compliance with the financial covenant in the Credit Agreements.

(8) Earnings per Share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Amounts attributable to PCC shareholders:
Net income from continuing operations	$339.9	$309.7	$1,016.9	$891.4
Net loss from discontinued operations	(1.9)	(2.4)	(4.5)	(3.4)
Net income attributable to PCC shareholders	$338.0	$307.3	$1,012.4	$888.0

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Weighted average shares outstanding-basic	145.8	144.4	145.5	144.1
Effect of dilutive stock-based compensation plans	1.0	1.2	1.0	1.3
Weighted average shares outstanding-dilutive	146.8	145.6	146.5	145.4
Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three and nine months ended December 30, 2012, stock options to purchase 1.5 million and 1.2 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. For the three and nine months ended January 1, 2012, stock options to purchase 1.4 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.

(9) Stock-based Compensation
During the three and nine months ended December 30, 2012 and January 1, 2012, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended April 1, 2012.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Cost of goods sold	$4.0	$4.2	$11.9	$12.2
Selling and administrative expenses	9.0	8.1	26.3	23.4
Stock-based compensation expense before income taxes	13.0	12.3	38.2	35.6
Income tax benefit	(3.9)	(3.7)	(11.7)	(11.1)
Total stock-based compensation expense after income taxes	$9.1	$8.6	$26.5	$24.5

(10) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consisted of the following:

	12/30/12	4/1/12
Cumulative unrealized foreign currency translation gains	$20.0	$19.6
Pension and postretirement obligations	(462.0)	(462.0)
Unrealized gain on derivatives	4.9	0.7
Accumulated other comprehensive loss	$(437.1)	$(441.7)

(11) Derivatives and Hedging Activities
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
As of December 30, 2012, there were $2.6 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of December 30, 2012, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of December 30, 2012 was approximately $495 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of December 30, 2012, accounts receivable included foreign exchange contracts of $3.1 million and accounts payable included foreign exchange contracts of $0.8 million. As of April 1, 2012, accounts receivable included foreign exchange contracts of $2.5 million and other assets included interest rate swap contracts of $1.6 million. As of April 1, 2012, accounts payable included foreign exchange contracts of $1.9 million.
For the three months ended December 30, 2012 and January 1, 2012, we recognized $1.3 million of gains and $0.3 million of losses, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended December 30, 2012 and January 1, 2012, we recognized $3.0 million of gains and $3.8 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For the nine months ended December 30, 2012 and January 1, 2012, we recognized $2.1 million and $3.3 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the nine months ended December 30, 2012 and January 1, 2012, we recognized $0.2 million of gains and $7.4 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

(12) Fair Value Measurements
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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 30, 2012:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$20.9	$—	$—	$20.9
Available for sale securities	$91.4	$—	$—	$91.4
Derivative instruments	$—	$3.1	$—	$3.1
Liabilities:
Derivative instruments	$—	$0.8	$—	$0.8
The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$74.5	$—	$—	$74.5
Derivative instruments	$—	$4.1	$—	$4.1
Liabilities:
Derivative instruments	$—	$1.9	$—	$1.9
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first nine months of fiscal 2013 or fiscal 2012.
Available for sale securities consist of investments in shares of publicly traded companies which were acquired through the purchase of Timet. All available for sale securities are carried at fair value using quoted prices in active markets. Any unrealized gains or losses on these securities are recognized through other comprehensive income.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $3,255.9 million compared to a book value of $3,198.2 million at December 30, 2012. At April 1, 2012, the estimated fair value of our long-term fixed rate debt instruments was $221.0 million compared to a book value of $207.4 million. The fair value of long-term fixed rate debt was estimated using bond yields at quarter-end for comparable market instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(13) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Service cost	$11.5	$9.3	$34.4	$27.5
Interest cost	23.3	23.5	69.5	69.3
Expected return on plan assets	(33.4)	(33.1)	(100.1)	(99.2)
Amortization of net actuarial loss	11.4	5.5	34.2	16.5
Amortization of prior service cost	0.8	0.7	2.4	2.2
Net periodic pension cost	$13.6	$5.9	$40.4	$16.3

The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.0	1.0	3.1	3.4
Amortization of net actuarial loss	0.3	0.1	0.8	0.3
Amortization of prior service cost (benefit)	0.1	(0.1)	0.3	(0.3)
Net periodic benefit cost	$1.6	$1.2	$4.8	$4.0
During the three months ended December 30, 2012 and January 1, 2012, we contributed $4.3 million and $2.6 million, respectively, to the defined benefit pension plans. During the nine months ended December 30, 2012 and January 1, 2012, we contributed $60.1 million and $58.2 million, respectively, to the defined benefit pension plans, of which $50.0 million was voluntary in both periods. We expect to contribute approximately $6.3 million of additional required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $66.4 million in fiscal 2013. We expect to contribute a total of approximately $7.0 million to the other postretirement benefit plans during fiscal 2013.

(14) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(15) New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and will be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In July 2012, the FASB issued guidance which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance is effective for the Company for our annual impairment test for fiscal 2014. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. The guidance does not change the items that must be reported in OCI. The guidance was effective for the Company beginning the first quarter of fiscal 2013 and has been applied retrospectively. The guidance required a change in the Company's financial statement presentation.

(16) Segment Information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Airframe Products.

	Three Months Ended		Nine Months Ended
	12/30/12	1/1/12	12/30/12	1/1/12
Net sales:
Investment Cast Products	$612.6	$582.1	$1,844.7	$1,724.2
Forged Products	833.2	768.0	2,447.9	2,321.7
Airframe Products	597.4	452.3	1,647.1	1,210.3
Consolidated net sales	$2,043.2	$1,802.4	$5,939.7	$5,256.2
Segment operating income (loss):
Investment Cast Products	$209.2	$193.0	$624.1	$570.0
Forged Products	173.8	172.1	524.2	492.2
Airframe Products	180.1	125.7	492.9	348.6
Corporate expenses	(42.5)	(30.7)	(107.1)	(92.4)
Total segment operating income	520.6	460.1	1,534.1	1,318.4
Interest expense	11.9	3.9	18.2	10.0
Interest income	(1.6)	(1.6)	(4.8)	(5.3)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$510.3	$457.8	$1,520.7	$1,313.7

(17) Subsequent Events
On January 7, 2013, we completed the acquisition of Timet. Each remaining share of Timet common stock not tendered in PCC's previous tender offer for Timet shares (other than shares as to which holder properly exercise appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, Timet common stock ceased to be traded on the New York Stock Exchange.
On January 24, 2013, the Board of Directors approved a $750 million program to repurchase shares of the Company's common stock, effective immediately and continuing through June 30, 2015. Repurchases under the Company's program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase plan does not obligate Precision Castparts Corp. to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.

(18) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public notes, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of December 30, 2012 and April 1, 2012, statements of income for the three and nine months ended December 30, 2012 and January 1, 2012, statements of comprehensive income for the three and nine months ended December 30, 2012 and January 1, 2012, and statements of cash flows for the nine months ended December 30, 2012 and January 1, 2012. The public notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the majority of our domestic subsidiaries within the Investment Cast Products, Forged Products and Airframe Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.
The parent company had positive cash flows from operations for the nine months ended December 30, 2012 and January 1, 2012. The positive operating cash flows are due to a variety of factors, including timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors and the tax benefit on the book expense recorded for stock based compensation expense. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow.

Condensed Consolidating Statements of Income
Three Months Ended December 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,708.1	$413.9	$(78.8)	$2,043.2
Costs and expenses:
Cost of goods sold	4.1	1,159.6	302.1	(78.8)	1,387.0
Selling and administrative expenses	36.1	77.0	22.5	—	135.6
Other (income) expense	(12.9)	(1.1)	(2.1)	16.1	—
Interest (income) expense, net	(6.3)	9.6	7.0	—	10.3
Equity in earnings of subsidiaries	(346.1)	(14.6)	—	360.7	—
Total costs and expenses	(325.1)	1,230.5	329.5	298.0	1,532.9
Income before income tax expense and equity in earnings of unconsolidated affiliates	325.1	477.6	84.4	(376.8)	510.3
Income tax benefit (expense)	12.9	(156.5)	(24.5)	—	(168.1)
Equity in earnings of unconsolidated affiliates	—	0.4	(2.2)	—	(1.8)
Net income from continuing operations	338.0	321.5	57.7	(376.8)	340.4
Net loss from discontinued operations	—	(0.4)	(1.5)	—	(1.9)
Net income	338.0	321.1	56.2	(376.8)	338.5
Net income attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income attributable to PCC	$338.0	$321.1	$55.7	$(376.8)	$338.0

Condensed Consolidating Statements of Income
Three Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,517.1	$362.3	$(77.0)	$1,802.4
Costs and expenses:
Cost of goods sold	4.2	1,025.6	278.2	(77.0)	1,231.0
Selling and administrative expenses	23.9	68.5	18.9	—	111.3
Other (income) expense	(0.3)	—	0.3	—	—
Interest (income) expense, net	(12.2)	16.1	(1.6)	—	2.3
Equity in earnings of subsidiaries	(318.4)	(17.3)	—	335.7	—
Total costs and expenses	(302.8)	1,092.9	295.8	258.7	1,344.6
Income before income tax expense and equity in earnings of unconsolidated affiliates	302.8	424.2	66.5	(335.7)	457.8
Income tax benefit (expense)	4.5	(140.2)	(16.1)	—	(151.8)
Equity in earnings of unconsolidated affiliates	—	0.1	4.0	—	4.1
Net income from continuing operations	307.3	284.1	54.4	(335.7)	310.1
Net income (loss) from discontinued operations	—	0.3	(2.7)	—	(2.4)
Net income	307.3	284.4	51.7	(335.7)	307.7
Net income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net income attributable to PCC	$307.3	$284.4	$51.3	$(335.7)	$307.3

Condensed Consolidating Statements of Income
Nine Months Ended December 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,998.6	$1,170.8	$(229.7)	$5,939.7
Costs and expenses:
Cost of goods sold	12.0	3,376.4	870.1	(229.7)	4,028.8
Selling and administrative expenses	88.6	227.4	60.8	—	376.8
Other (income) expense	(4.5)	(3.4)	(8.2)	16.1	—
Interest (income) expense, net	(35.9)	43.3	6.0	—	13.4
Equity in earnings of subsidiaries	(1,045.2)	(47.9)	—	1,093.1	—
Total costs and expenses	(985.0)	3,595.8	928.7	879.5	4,419.0
Income before income tax expense and equity in earnings of unconsolidated affiliates	985.0	1,402.8	242.1	(1,109.2)	1,520.7
Income tax benefit (expense)	27.4	(467.5)	(63.7)	—	(503.8)
Equity in earnings of unconsolidated affiliates	—	1.2	0.1	—	1.3
Net income from continuing operations	1,012.4	936.5	178.5	(1,109.2)	1,018.2
Net income (loss) from discontinued operations	—	11.6	(16.1)	—	(4.5)
Net income	1,012.4	948.1	162.4	(1,109.2)	1,013.7
Net income attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Net income attributable to PCC	$1,012.4	$948.1	$161.1	$(1,109.2)	$1,012.4

Condensed Consolidating Statements of Income
Nine Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$4,392.7	$1,119.9	$(256.4)	$5,256.2
Costs and expenses:
Cost of goods sold	12.2	2,991.8	862.7	(256.4)	3,610.3
Selling and administrative expenses	72.8	194.2	60.5	—	327.5
Other expense (income)	5.5	(4.3)	(1.2)	—	—
Interest (income) expense, net	(37.6)	47.5	(5.2)	—	4.7
Equity in earnings of subsidiaries	(919.3)	(51.7)	—	971.0	—
Total costs and expenses	(866.4)	3,177.5	916.8	714.6	3,942.5
Income before income tax expense and equity in earnings of unconsolidated affiliates	866.4	1,215.2	203.1	(971.0)	1,313.7
Income tax benefit (expense)	21.6	(408.3)	(45.8)	—	(432.5)
Equity in earnings of unconsolidated affiliates	—	0.8	10.6	—	11.4
Net income from continuing operations	888.0	807.7	167.9	(971.0)	892.6
Net income (loss) from discontinued operations	—	0.9	(4.3)	—	(3.4)
Net income	888.0	808.6	163.6	(971.0)	889.2
Net income attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)
Net income attributable to PCC	$888.0	$808.6	$162.4	$(971.0)	$888.0

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended December 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$338.0	$321.1	$56.2	$(376.8)	$338.5
Other comprehensive income (loss), net of tax	1.3	(1.9)	(0.9)	2.8	1.3
Total comprehensive income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Total comprehensive income attributable to PCC	$339.3	$319.2	$54.9	$(374.0)	$339.4

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$307.3	$284.4	$51.7	$(335.7)	$307.7
Other comprehensive (loss) income, net of tax	(11.8)	(0.2)	(11.8)	12.0	(11.8)
Total comprehensive income attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Total comprehensive income attributable to PCC	$295.5	$284.2	$39.5	$(323.7)	$295.5

Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended December 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$1,012.4	$948.1	$162.4	$(1,109.2)	$1,013.7
Other comprehensive income (loss), net of tax	4.6	(3.1)	4.6	(1.5)	4.6
Total comprehensive income attributable to noncontrolling interests	—	—	(1.1)	—	(1.1)
Total comprehensive income attributable to PCC	$1,017.0	$945.0	$165.9	$(1,110.7)	$1,017.2

Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$888.0	$808.6	$163.6	$(971.0)	$889.2
Other comprehensive (loss) income, net of tax	(53.6)	1.2	(55.6)	54.4	(53.6)
Total comprehensive income attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)
Total comprehensive income attributable to PCC	$834.4	$809.8	$106.8	$(916.6)	$834.4

Condensed Consolidating Balance Sheets
December 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$245.7	$23.8	$213.8	$—	$483.3
Receivables, net	34.1	4,689.8	294.3	(3,609.5)	1,408.7
Inventories	—	1,871.4	1,178.4	—	3,049.8
Prepaid expenses and other current assets	2.5	26.9	117.4	—	146.8
Income tax receivable	51.7	—	—	(23.9)	27.8
Deferred income taxes	5.9	—	52.7	(1.6)	57.0
Discontinued operations	—	8.8	109.5	(77.1)	41.2
Total current assets	339.9	6,620.7	1,966.1	(3,712.1)	5,214.6
Property, plant and equipment, net	1.7	1,290.1	898.6	—	2,190.4
Goodwill	—	3,761.4	1,912.4	—	5,673.8
Deferred income taxes	60.5	—	—	(60.5)	—
Investments in subsidiaries	17,000.2	595.6	—	(17,595.8)	—
Other assets	144.5	1,919.6	1,502.4	—	3,566.5
Discontinued operations	—	1.6	43.0	—	44.6
	$17,546.8	$14,189.0	$6,322.5	$(21,368.4)	$16,689.9
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$200.9	$2.5	$1.5	$—	$204.9
Accounts payable	3,559.9	529.4	399.7	(3,686.6)	802.4
Accrued liabilities	65.9	267.9	227.2	(1.1)	559.9
Income tax payable	—	—	23.9	(23.9)	—
Deferred income taxes	—	1.6	—	(1.6)	—
Discontinued operations	—	2.3	12.1	—	14.4
Total current liabilities	3,826.7	803.7	664.4	(3,713.2)	1,581.6
Long-term debt	3,600.8	6.0	14.0	—	3,620.8
Deferred income taxes	—	443.7	386.1	(60.5)	769.3
Pension and other postretirement benefit obligations	194.2	132.5	142.4	—	469.1
Other long-term liabilities	34.6	198.0	114.2	—	346.8
Discontinued operations	—	3.1	8.7	—	11.8
Commitments and contingencies (See Notes)
Total equity	9,890.5	12,602.0	4,992.7	(17,594.7)	9,890.5
	$17,546.8	$14,189.0	$6,322.5	$(21,368.4)	$16,689.9

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

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 30, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$86.8	$754.9	$145.2	$(16.1)	$970.8
Acquisitions of businesses, net of cash acquired	(4,251.0)	20.3	(307.0)	—	(4,537.7)
Capital expenditures	(0.3)	(170.7)	(31.5)	—	(202.5)
Intercompany advances	—	(606.2)	138.6	467.6	—
Intercompany loans	(167.6)	—	—	167.6	—
Other investing activities, net	9.4	(3.3)	11.8	—	17.9
Net cash provided (used) by investing activities of discontinued operations	—	12.0	0.3	(13.7)	(1.4)
Net cash used by investing activities	(4,409.5)	(747.9)	(187.8)	621.5	(4,723.7)
Net change in commercial paper borrowings	611.3	—	—	—	611.3
Net change in long-term debt and short-term borrowings	2,989.5	(0.8)	(119.0)	—	2,869.7
Payments for debt issuance costs	(23.2)	—	—		(23.2)
Common stock issued	76.8	—	—	—	76.8
Excess tax benefits from share-based payment arrangements	20.5	—	—	—	20.5
Cash dividends	(13.2)	—	(16.1)	16.1	(13.2)
Intercompany advances	453.9	—	—	(453.9)	—
Intercompany loans	—	—	161.8	(161.8)	—
Other financing activities, net	—	—	(0.8)	—	(0.8)
Net cash provided by financing activities of discontinued operations	—	—	5.8	(5.8)	—
Net cash provided (used) by financing activities	4,115.6	(0.8)	31.7	(605.4)	3,541.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.6)	—	(3.6)
Net (decrease) increase in cash and cash equivalents	(207.1)	6.2	(14.5)	—	(215.4)
Cash and cash equivalents at beginning of period	452.8	17.6	228.3	—	698.7
Cash and cash equivalents at end of period	$245.7	$23.8	$213.8	$—	$483.3

Condensed Consolidating Statements of Cash Flows
Nine Months Ended January 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$50.2	$507.9	$99.7	$—	$657.8
Acquisitions of businesses, net of cash acquired	(944.0)	(444.6)	(20.1)	—	(1,408.7)
Capital expenditures	(0.5)	(82.8)	(20.3)	—	(103.6)
Intercompany advances	—	7.0	7.5	(14.5)	—
Intercompany loans	40.1	—	—	(40.1)	—
Other investing activities, net	—	7.9	(2.7)	—	5.2
Net cash provided (used) by investing activities of discontinued operations	—	0.3	(0.9)	1.1	0.5
Net cash used by investing activities	(904.4)	(512.2)	(36.5)	(53.5)	(1,506.6)
Net change in long-term debt and short-term borrowings	(28.6)	0.1	0.1	—	(28.4)
Common stock issued	74.9	—	—	—	74.9
Excess tax benefits from share-based payment arrangements	23.4	—	—	—	23.4
Cash dividends	(13.0)	—	—	—	(13.0)
Intercompany advances	(13.4)	—	—	13.4	—
Intercompany loans	—	—	(41.1)	41.1	—
Other financing activities, net	—	—	(0.3)	—	(0.3)
Net cash provided by financing activities of discontinued operations	—	—	1.0	(1.0)	—
Net cash provided (used) by financing activities	43.3	0.1	(40.3)	53.5	56.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(29.5)	—	(29.5)
Net decrease in cash and cash equivalents	(810.9)	(4.2)	(6.6)	—	(821.7)
Cash and cash equivalents at beginning of period	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of period	$129.3	$7.4	$200.6	$—	$337.3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended December 30, 2012 and January 1, 2012

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	12/30/12	1/1/12	$	%
Net sales	$2,043.2	$1,802.4	$240.8	13.4%
Costs and expenses:
Cost of goods sold	1,387.0	1,231.0	156.0	12.7
Selling and administrative expenses	135.6	111.3	24.3	21.8
Interest expense, net	10.3	2.3	8.0	347.8
Total costs and expenses	1,532.9	1,344.6	188.3	14.0
Income before income tax expense and equity in earnings of unconsolidated affiliates	510.3	457.8	52.5	11.5
Income tax expense	(168.1)	(151.8)	(16.3)	10.7
Effective tax rate	32.9%	33.2%
Equity in earnings of unconsolidated affiliates	(1.8)	4.1	(5.9)	(143.9)
Net income from continuing operations	340.4	310.1	30.3	9.8
Net loss from discontinued operations	(1.9)	(2.4)	0.5	(20.8)
Net income	338.5	307.7	30.8	10.0
Net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.1)	25.0
Net income attributable to Precision Castparts Corp. (“PCC”)	$338.0	$307.3	$30.7	10.0%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.32	$2.13	$0.19	8.9%
Net loss per share from discontinued operations	(0.02)	(0.02)	—	—
Net income per share	$2.30	$2.11	$0.19	9.0%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	12/30/12	1/1/12	$	%
Nickel	$7.72	$8.34	$(0.62)	(7)%
London Metal Exchange[1]
Titanium	$2.58	$4.47	$(1.89)	(42)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$12.58	$15.03	$(2.45)	(16)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	12/30/12	1/1/12	$	%
Investment Cast Products[2]	$72.9	$70.7	$2.2	3%
Forged Products[3]	242.7	234.5	8.2	3
Airframe Products[4]	38.0	32.8	5.2	16
Total intercompany sales	$353.6	$338.0	$15.6	5%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $11.2 million and $10.9 million for the third quarter of fiscal 2013 and 2012, respectively.
[3]	Forged Products: Includes sales between segments of $24.4 million and $23.5 million for the third quarter of fiscal 2013 and 2012, respectively.
[4]	Airframe Products: Includes sales between segments of $1.8 million and $1.1 million for the third quarter of fiscal 2013 and 2012, respectively.

Sales for the third quarter of fiscal 2013 were $2,043.2 million, an increase of $240.8 million, or 13.4%, from $1,802.4 million in the same quarter last year. We acquired eleven businesses during the first nine months of fiscal 2013. The acquisitions contributed approximately $200 million of additional sales in the third quarter of fiscal 2013. Excluding the impact of acquisitions, the increase in sales compared to the prior year was primarily driven by strong aerospace growth of approximately 5%. Base commercial aircraft and Boeing 787 production rates continue to increase, driving steady demand for airframe and engine components, and aerospace aftermarket sales are trending upward. However, inefficiencies related to the recovery of the 29,000-ton forging press in Houston, Texas, which required repairs in the second quarter, negatively impacted organic aerospace sales and operating income during the quarter. Sales within our power markets increased approximately 15%, over the prior year, excluding the impact of acquisitions. Industrial gas turbine (“IGT”) sales improved over the prior year, driven by both spares and original equipment manufacturer ("OEM") activity. We also experienced an increase in oil and gas sales resulting from accelerating shipments of downhole casings. General industrial sales decreased approximately 24%, excluding the impact of acquisitions, as a result of lower nickel prices and lower sales to the automotive and chemical transport markets.
Contractual material pass-through pricing increased sales by $69.3 million in the current quarter, compared to $71.4 million in the same quarter a year ago. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Nickel prices decreased 7%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary mills negatively impacted external sales by approximately $11 million in the current quarter versus a year ago (also included in market changes discussed above).
With regard to growth in the commercial aircraft industry, based on data from The Airline Monitor as of January 2013, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2013 as compared to 2012. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately six months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2014, and therefore we anticipate that our aerospace sales will continue to increase throughout fiscal 2013 and into fiscal 2014.
Net income from continuing operations attributable to PCC for the third quarter of fiscal 2013 was $339.9 million, or $2.32 per share (diluted) compared to net income from continuing operations attributable to PCC for the third quarter of fiscal 2012 of $309.7 million, or $2.13 per share (diluted). Net income attributable to PCC (including discontinued operations) for the third quarter of fiscal 2013 was $338.0 million, or $2.30 per share (diluted), compared with net income attributable to PCC of $307.3 million, or $2.11 per share (diluted), in the same period last year. Approximately $17.9 million of acquisition-related expenses are included in net income during the third quarter of fiscal 2013, consisting of $9.5 million in selling and administrative expenses and $8.4 million in additional interest and financing expenses.
Interest and Income Tax
Interest expense for the third quarter of fiscal 2013 was $11.9 million, compared with $3.9 million for the third quarter last year. In connection with the acquisition of Timet, we entered into a bridge financing commitment and the related costs of $6.5 million were expensed during the current quarter. In addition, we issued $3.0 billion of debt during the last month of the quarter and therefore, incurred an additional $1.9 million of interest and financing expenses. Interest income for the third quarter of fiscal 2013 and fiscal 2012 was $1.6 million.
The effective tax rate for the third quarter of fiscal 2013 was 32.9% compared to 33.2% for the third quarter of fiscal 2012. The lower effective tax rate in the current quarter is primarily due to increased benefits from earnings taxed at rates lower than the U.S. statutory rate and non-recurring adjustments to prior year tax assets and liabilities, partially offset by reduced benefits from the domestic manufacturing deduction and the research and development tax credit.
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

On May 18, 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Cambridge, Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-

assembly, and kit integration. Established in 1974, Centra has approximately 400 employees. The Centra acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
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
On August 31, 2012, we acquired certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. (collectively referred to as "Progressive"). These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium, and titanium, such as bulkheads, wing ribs, spars, frames, and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling, and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The Progressive acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight tolerance pipe processing services, including honing, boring, straightening, and turning. THI's products are used in oil & gas drilling, completion, and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area and employs more than 200 people. The THI acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
On December 12, 2012, we acquired Synchronous Aerospace Group ("Synchronous"), a leading build-to-print supplier of highly complex mechanical assemblies for commercial aerospace and defense markets. Synchronous manufactures such mechanical assemblies as high-lift mechanisms and secondary flight controls, as well as structural components, including wing ribs, bulkheads, and track and beam assemblies. Synchronous has approximately 690 employees in four primary locations: Santa Ana, California; Kent, Washington; Wichita, Kansas; and Tulsa, Oklahoma. The Synchronous acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of Titanium Metals Corporation ("Timet") for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) had been validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above.  Timet, the largest titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet, and mill forms. Timet operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Ugine, France, and employs approximately 2,750 people. The Timet acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
During the first nine months of fiscal 2013, we completed several additional acquisitions which were not material, but do provide us with additional manufacturing capabilities. The purchase price allocations for each business acquisition above are subject to further refinement.
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
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, and machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment. This transaction resulted in $416.6 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
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
Discontinued Operations
Net loss from discontinued operations was $1.9 million, or $0.02 per share (diluted) for the third quarter of fiscal 2013 compared with a net loss of $2.4 million, or $0.02 per share (diluted) in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of or are classified as held for sale in accordance with discontinued operations guidance. The net loss in the current quarter was primarily due to operating losses at a small non-core business held for sale.
Subsequent Events
On January 7, 2013, we completed the acquisition of Timet. Each remaining share of Timet common stock not tendered in PCC's previous tender offer for Timet shares (other than shares as to which holder properly exercise appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, Timet common stock ceased to be traded on the New York Stock Exchange.
On January 24, 2013, the Board of Directors approved a $750 million program to repurchase shares of the Company's common stock, effective immediately and continuing through June 30, 2015. Repurchases under the Company's program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase plan does not obligate Precision Castparts Corp. to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.

Results of Operations by Segment - Comparison Between Three Months Ended December 30, 2012 and January 1, 2012

(in millions)	Three Months Ended		Increase/(Decrease)
	12/30/12	1/1/12	$	%
Net sales:
Investment Cast Products	$612.6	$582.1	$30.5	5.2%
Forged Products	833.2	768.0	65.2	8.5
Airframe Products	597.4	452.3	145.1	32.1
Consolidated net sales	$2,043.2	$1,802.4	$240.8	13.4%
Segment operating income (loss):
Investment Cast Products	$209.2	$193.0	$16.2	8.4%
% of sales	34.1%	33.2%
Forged Products	173.8	172.1	1.7	1.0
% of sales	20.9%	22.4%
Airframe Products	180.1	125.7	54.4	43.3
% of sales	30.1%	27.8%
Corporate expenses	(42.5)	(30.7)	(11.8)	38.4
Total segment operating income	520.6	460.1	$60.5	13.1%
% of sales	25.5%	25.5%
Interest expense, net	10.3	2.3
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$510.3	$457.8
Investment Cast Products
Investment Cast Products' sales were $612.6 million for the quarter, compared to sales of $582.1 million in the third quarter of fiscal 2012, an increase of $30.5 million. Operating income was $209.2 million for the quarter, an increase of $16.2 million from $193.0 million in the third quarter of fiscal 2012. Operating income as a percent of sales for the third quarter increased to 34.1% from 33.2% of sales in the same quarter last year. Aerospace sales improved slightly year over year, driven by increased demand for airframe and engine components due to slightly higher base commercial aircraft production rates and modest aftermarket growth. This segment is solidly positioned on all major commercial aircraft programs and is producing at the currently published production rates. IGT sales increased approximately 20% year over year, largely driven by strong spares activity. The increases in aerospace and IGT sales were partially offset by a decline in general industrial sales of approximately 16% as a result of lower sales volume.
The segment's operating income as a percent of sales increased 0.9 percentage points over the prior year. The segment's operating performance exhibited continued strength through aggressive cost takeout in its manufacturing operations, attaining higher incremental margins. Contractual pricing related to pass-through of increased material costs was approximately $18 million in the third quarter of fiscal 2013 as compared to approximately $19 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in both the third quarter of fiscal 2013 and fiscal 2012.
The Investment Cast Products segment is well-positioned on growing commercial aircraft programs and is ready to support higher Boeing 787 production levels. Future rate increases will drive this segment's growth, along with any acceleration in the commercial aerospace aftermarket and the IGT market. The growth of our IGT spares backlog is solid and should continue to drive higher spares sales through the first half of fiscal 2014, and OEM sales are beginning to show signs of recovery, providing further upside potential.
Forged Products
Forged Products' sales were $833.2 million for the quarter, compared to sales of $768.0 million in the third quarter of fiscal 2012, an increase of $65.2 million. Operating income was $173.8 million for the quarter, an increase of $1.7 million from $172.1 million in the third quarter of fiscal 2012. Operating income as a percent of sales for the third quarter decreased to 20.9% from 22.4% of sales in the same quarter last year. Third quarter fiscal 2013 results include the benefit for a full quarter from the acquisitions of RathGibson, Aerocraft and Dickson and a partial quarter from THI. The Timet acquisition had an insignificant impact on sales as it was acquired approximately one week prior to the end of the quarter and was shut down for the majority of that time for the holidays. The segment experienced steady aerospace sales growth of approximately 6% year over year. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. The 29,000-ton forging press in Houston has returned to operation but continues to produce sub-optimal runs to meet specific customer requirements, resulting in further inefficiencies from increased press set-ups, the use of outside services, and re-routing parts. The business still faces delinquencies on high pressure turbine discs of more than $30 million, which should be fully eliminated over the next two quarters. These inefficiencies negatively impacted aerospace sales and operating income during the quarter. Sales to power markets increased approximately 21% from the same quarter last year, largely due to production and shipping of pipe for downhole casings. General industrial sales, excluding acquisitions, decreased compared the prior year but the decrease was offset by sales from RathGibson. Contractual material pass-through pricing contributed approximately $49 million of sales in the third quarter of fiscal 2013 compared to approximately $50 million of sales in the prior year. Nickel prices decreased 7%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the segment's three primary mills negatively impacted external sales by approximately $11 million in the current quarter versus a year ago (also included in market changes discussed above).
Operating income as a percent of sales decreased 1.5 percentage points compared to a year ago as a result of the inefficiencies noted above associated with meeting short-cycle customer demand on the 29,000-ton forging press. We are also now producing the large downhole casing orders in meaningful quantities, with these early shipments bearing the burden of initial development costs. Contractual pass-through of raw material costs diluted operating margins by 1.3 percentage points in the current quarter compared to 1.6 percentage points in the same quarter a year ago.
We will continue to face delinquencies associated with the 29,000-ton press and must work through these delinquencies before production moves at a more normalized rate. Otherwise, the Forged Segment is well positioned as production schedules are aligned with published commercial aircraft build rates, including the Boeing 787. In addition, the segment is shipping sizeable volumes of downhole casing orders to its major oil and gas customers and these production rates will continue to accelerate into fiscal 2014. We acquired THI in the third quarter of fiscal 2013, which broadens our tubular product offering and provides additional cost advantages in the production of downhole casing. In addition to the upside potential in our current operations, the acquisition of Timet at the end of the third quarter will provide significant synergy opportunities: better vertical integration, increased revert availability and utilization, higher volumes across our forging assets and additional market penetration.
Airframe Products
Airframe Products' sales were $597.4 million for the quarter, compared to sales of $452.3 million in the third quarter of fiscal 2012, an increase of $145.1 million. Operating income was $180.1 million for the quarter, an increase of $54.4 million from $125.7 million in the third quarter of fiscal 2012. Operating income as a percent of sales for the third quarter increased to 30.1% of sales from 27.8% in the same quarter last year. Third quarter fiscal 2013 results include contributions from Centra, Klune and Progressive for a full quarter, plus a partial quarter from Synchronous. This segment experienced robust growth in aerospace sales of approximately 41% due to acquisitions and strong organic growth in commercial aerospace, reflecting Airframe Products' solid position on all major large commercial aircraft platforms. The segment's core fastener production rates continue to ramp steadily, and the aerostructures businesses are showing solid gains. General industrial sales declined approximately 2% over the prior year, primarily within the automotive and construction markets.
Operating income as a percent of sales increased 2.3 percentage points compared to a year ago. By driving productivity and machine utilization improvements, the base aerostructures operations are opening up significant untapped capacity. The segment demonstrated solid operational performance and achieved high incremental margins as critical aerospace fastener volumes continued to accelerate after an extended period of destocking. Operating margins were negatively impacted by the inclusion of lower-margin sales from the recent acquisitions in this quarter's results.
Core critical aerospace fastener order schedules are aligned with current aircraft build rates and the segment will benefit as base commercial aircraft, including Boeing 787, production schedules build. The recent acquisitions are providing Airframe Products with new capabilities and capacity, all of which will benefit the segment as higher volumes flow over these fixed assets. We further expanded our presence in the aerostructures markets with the acquisitions of Synchronous and two smaller businesses in the third quarter of fiscal 2013. All of these operations offer us new capabilities and significant opportunities for synergies across our product portfolio.

Consolidated Results of Operations - Comparison Between Nine Months Ended December 30, 2012 and January 1, 2012.

	Nine Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	12/30/12	1/1/12	$	%
Net sales	$5,939.7	$5,256.2	$683.5	13.0%
Costs and expenses:
Cost of goods sold	4,028.8	3,610.3	418.5	11.6
Selling and administrative expenses	376.8	327.5	49.3	15.1
Interest expense, net	13.4	4.7	8.7	185.1
Total costs and expenses	4,419.0	3,942.5	476.5	12.1
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,520.7	1,313.7	207.0	15.8
Income tax expense	(503.8)	(432.5)	(71.3)	16.5
Effective tax rate	33.1%	32.9%
Equity in earnings of unconsolidated affiliates	1.3	11.4	(10.1)	(88.6)
Net income from continuing operations	1,018.2	892.6	125.6	14.1
Net loss from discontinued operations	(4.5)	(3.4)	(1.1)	32.4
Net income	1,013.7	889.2	124.5	14.0
Net income attributable to noncontrolling interests	(1.3)	(1.2)	(0.1)	8.3
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,012.4	$888.0	$124.4	14.0%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$6.94	$6.13	$0.81	13.2%
Net loss per share from discontinued operations	(0.03)	(0.02)	(0.01)	—
Net income per share	$6.91	$6.11	$0.80	13.1%

Average market price of key metals (per pound)	Nine Months Ended		Increase/(Decrease)
	12/30/12	1/1/12	$	%
Nickel	$7.65	$9.74	$(2.09)	(21)%
London Metal Exchange[1]
Titanium	$2.96	$4.92	$(1.96)	(40)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.64	$16.80	$(3.16)	(19)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Nine Months Ended		Increase/(Decrease)
	12/30/12	1/1/12	$	%
Investment Cast Products[2]	$231.0	$223.1	$7.9	4%
Forged Products[3]	688.9	685.1	3.8	1
Airframe Products[4]	107.9	83.7	24.2	29
Total intercompany sales	$1,027.8	$991.9	$35.9	4%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $39.9 million and $34.3 million for the first nine months of fiscal 2013 and 2012, respectively.
[3]	Forged Products: Includes sales between segments of $73.9 million and $60.7 million for the first nine months of fiscal 2013 and 2012, respectively.
[4]	Airframe Products: Includes sales between segments of $4.9 million and $3.4 million for the first nine months of fiscal 2013 and 2012, respectively.

Sales for the first nine months of fiscal 2013 were $5,939.7 million, an increase of $683.5 million, or 13.0%, from $5,256.2 million in the same period last year. We acquired eleven businesses during the first nine months of fiscal 2013 and eight businesses in fiscal 2012. The acquisitions contributed approximately $660 million of additional sales in the first nine months of fiscal 2013. Excluding the impact of acquisitions, the increase in sales compared to the prior year was primarily driven by strong aerospace growth of approximately 6%. Base commercial aircraft production rates continued to increase, driving steady demand for airframe and engine components, and aerospace aftermarket sales are trending upward. However, several events in the Forged Products segment had a large negative impact on sales and operating income during the first nine months of fiscal 2013: the extensive downtime and subsequent inefficiencies related to the repair of the 29,000-ton forging press in Houston, Texas; the rebuild of the 50,000-ton forging press in Grafton, Massachusetts; and the temporary shut down of Carlton Forge's main ring-rolling press due to an electrical failure. Sales within our power markets increased approximately 4% over the prior year, excluding the impact of acquisitions. IGT sales improved over the prior year, driven by continued high spares demand and a modest improvement in OEM activity. We also experienced an increase in oil and gas sales resulting from accelerating shipments of downhole casings, partially offset by a decline in extruded pipe sales. General industrial sales decreased approximately 23%, excluding the impact of acquisitions, as a result of lower nickel prices and lower sales to the automotive and chemical transport markets.
Contractual material pass-through pricing and lower external selling prices of nickel alloy from the Forged Products segment's three primary mills negatively impacted external sales by approximately $45 million in the first nine months of fiscal 2013 versus the same period a year ago (also included in market changes discussed above). Nickel prices decreased 21%, as reported on the London Metal Exchange (LME), compared to the same period last year. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months.
With regard to growth in the commercial aircraft industry, based on data from The Airline Monitor as of January 2013, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2013 as compared to 2012. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately six months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2014, and therefore we anticipate that our aerospace sales will continue to increase throughout fiscal 2013 and into fiscal 2014.
Net income from continuing operations attributable to PCC for the first nine months of fiscal 2013 was $1,016.9 million, or $6.94 per share (diluted) compared to net income from continuing operations attributable to PCC for the first nine months of fiscal 2012 of $891.4 million, or $6.13 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first nine months of fiscal 2013 was $1,012.4 million, or $6.91 per share (diluted), compared with net income attributable to PCC of $888.0 million, or $6.11 per share (diluted), in the same period last year. Approximately $17.9 million of acquisition-related expenses incurred in the third quarter are included in net income for the first nine months of fiscal 2013, consisting of $9.5 million in selling and administrative expenses and $8.4 million in additional interest and financing expenses.
Interest and Income Tax
Interest expense for the first nine months of fiscal 2013 was $18.2 million, compared with $10.0 million for the first nine months last year. In connection with the acquisition of Timet, we entered into a bridge financing commitment and the related costs of $6.5 million were expensed during the current period. In addition, we issued $3.0 billion of debt during the last month of the period and therefore, incurred an additional $1.9 million of interest and financing expenses. Interest income for the first nine months of fiscal 2013 was $4.8 million, compared with $5.3 million for the first nine months last year. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
The effective tax rate for the first nine months of fiscal 2013 was 33.1%, 0.2 percentage points higher than the 32.9% effective rate in the same period last year. The higher effective rate in the current period is primarily due to reduced benefits from the domestic manufacturing deduction and research and development tax credit, partially offset by increased benefits from earnings taxed at rates lower than the U.S. statutory rate.
Discontinued Operations
Net loss from discontinued operations was $4.5 million, or $0.03 per share (diluted), for the first nine months of fiscal 2013 compared with a net loss of $3.4 million, or $0.02 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss in the current period was primarily due to operating losses at a small non-core business held for sale, partially offset by a gain from the sale of one of the two businesses sold during the first nine months of fiscal 2013. The sale of these two businesses resulted in cash proceeds of $31.4 million and an unsecured, subordinated, convertible promissory note in the principal amount of $17.6 million.

Consolidated Results of Operations - Comparison Between Nine Months Ended December 30, 2012 and January 1, 2012

(in millions)	Nine Months Ended		Increase/(Decrease)
	12/30/12	1/1/12	$	%
Net sales:
Investment Cast Products	$1,844.7	$1,724.2	$120.5	7.0%
Forged Products	2,447.9	2,321.7	126.2	5.4
Airframe Products	1,647.1	1,210.3	436.8	36.1
Consolidated net sales	$5,939.7	$5,256.2	$683.5	13.0%
Segment operating income (loss):
Investment Cast Products	$624.1	$570.0	$54.1	9.5%
% of sales	33.8%	33.1%
Forged Products	524.2	492.2	32.0	6.5
% of sales	21.4%	21.2%
Airframe Products	492.9	348.6	144.3	41.4
% of sales	29.9%	28.8%
Corporate expenses	(107.1)	(92.4)	(14.7)	15.9
Total segment operating income	1,534.1	1,318.4	$215.7	16.4%
% of sales	25.8%	25.1%
Interest expense, net	13.4	4.7
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,520.7	$1,313.7
Investment Cast Products
Investment Cast Products' sales were $1,844.7 million for the first nine months of fiscal 2013, compared to sales of $1,724.2 million in the first nine months of fiscal 2012, an increase of $120.5 million. Operating income was $624.1 million for the first nine months of fiscal 2013, an increase of $54.1 million from $570.0 million in the first nine months of fiscal 2012. Operating income as a percent of sales for the first nine months of fiscal 2013 increased to 33.8% from 33.1% of sales in the same period last year. Aerospace sales improved year over year by approximately 6%, driven by increased base commercial aircraft production rates including further ramps in the Boeing 787 program, and continued aftermarket strength. This segment is solidly positioned on all major commercial aircraft programs and is producing at the currently published production rates. IGT sales increased approximately 17% year over year, largely driven by strong spares activity. The increases in aerospace and IGT sales were partially offset by a decline in general industrial sales of approximately 15% as a result of lower sales volume and reduced alloy prices, primarily in the automotive and medical markets.
The segment's operating income as a percent of sales increased by 0.7 percentage points over the prior year. The segment's operating performance exhibited continued strength through aggressive cost takeout in its manufacturing operations, attaining higher incremental margins. Contractual pricing related to pass-through of increased material costs was approximately $56 million in the first nine months of fiscal 2013, essentially flat when compared to the prior year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in both the first nine months of fiscal 2013 and fiscal 2012.
Forged Products
Forged Products' sales were $2,447.9 million for the first nine months of fiscal 2013, compared to sales of $2,321.7 million in the first nine months of fiscal 2012, an increase of $126.2 million. Operating income was $524.2 million for the first nine months of fiscal 2013, an increase of $32.0 million from $492.2 million in the first nine months of fiscal 2012. Operating income as a percent of sales for the first nine months of fiscal 2013 increased to 21.4% from 21.2% of sales in the same period last year. Results for the first nine months of fiscal 2013 include the contribution from RathGibson for the full nine months, both Aerocraft and Dickson for six and a half months, and THI for two months. The Timet acquisition had an insignificant impact on sales as it was acquired approximately one week prior to the end of the period and was shut down for the majority of that time for the holidays. The segment experienced steady aerospace sales growth of approximately 8% year over year. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. However, aerospace sales were negatively impacted by an unplanned outage of the 29,000-ton press in Houston and subsequent inefficiencies, coupled with the press outage at Carlton Forge. Sales to power markets increased approximately 3% compared to a year ago, due to production and shipping of pipe for downhole casings, partially offset by lower IGT and extruded pipe sales and the negative impact of the 50,000-ton press rebuild. Contractual material pass-through pricing contributed approximately $141 million of sales in the first nine months of fiscal 2013 compared to approximately $157 million of sales in the same period last year. Lower external selling prices of nickel alloy from the segment's three primary mills negatively impacted external sales by approximately $25 million in the first nine months of fiscal 2013 versus a year ago (also included in market changes discussed above), due in part to nickel price decreases of 21%, as reported on the London Metal Exchange (LME), compared to the same period last year.
Operating income as a percent of sales increased 0.2 percentage points compared to a year ago. The segment delivered solid operating margins in the first nine months of fiscal 2013 largely due to the inclusion of acquisitions, offset by the significant negative impacts from the press outages. Contractual pass-through of higher raw material costs diluted operating margins by 1.3 percentage points in the first nine months of fiscal 2013 compared to 1.5 percentage points in the same period a year ago.
Airframe Products
Airframe Products' sales were $1,647.1 million for the first nine months of fiscal 2013, compared to sales of $1,210.3 million in the first nine months of fiscal 2012, an increase of $436.8 million. Operating income was $492.9 million for the first nine months of fiscal 2013, an increase of $144.3 million from $348.6 million in the first nine months of fiscal 2012. Operating income as a percent of sales for the first nine months of fiscal 2013 increased to 29.9% of sales from 28.8% of sales in the same period last year. Results for the first nine months of fiscal 2013 include the contribution from Centra for seven months of the period, Klune for five months, Progressive for four months, and Synchronous for nearly one month. The segment also received a strong contribution from Primus, which was acquired midway through the second quarter of fiscal 2012, and PB Fasteners, which was acquired at the beginning of the third quarter of fiscal 2012. Therefore, the first nine months of fiscal 2013 include an additional four months of sales from Primus and an additional six months of sales from PB Fasteners. This segment experienced robust growth in aerospace sales of approximately 51% due to acquisitions and strong organic growth in commercial aerospace, reflecting Airframe Products' solid position on all major large commercial aircraft platforms. The segment's core fastener production rates continue to ramp steadily, and the aerostructures businesses are showing solid gains. General industrial sales declined approximately 8% over the prior year, primarily within the automotive and construction markets.
Operating income as a percent of sales increased 1.1 percentage points compared to a year ago. By driving productivity and machine utilization improvements, the base aerostructures operations are opening up significant untapped capacity. The segment demonstrated solid operational performance and achieved high incremental margins as critical aerospace fastener volumes continued to accelerate after an extended period of destocking. Operating margins were negatively impacted by the inclusion of lower-margin sales from the acquisitions in this period's results.

Changes in Financial Condition and Liquidity
Total assets of $16,689.9 million at December 30, 2012 represented a $6,131.1 million increase from the $10,558.8 million balance at April 1, 2012. The increase in total assets principally reflects proceeds from the $3.0 billion debt offering, which were used to fund the acquisition of Timet, cash generated from operations during the first nine months of fiscal 2013 totaling $970.8 million and increased inventories driven by repairs on the 29,000-ton press at Houston and subsequent sales delinquencies, in addition to repairs associated with the Carlton press. Tangible and intangible assets recorded in the eleven acquisitions during the first nine months of fiscal 2013 also contributed to the increase since assets acquired exceeded assets used in the acquisition due to the liabilities assumed and commercial paper borrowings incurred.
Total capitalization at December 30, 2012 was $13,716.2 million, consisting of $3,825.7 million of debt and $9,890.5 million of equity. The debt-to-capitalization ratio increased to 27.9% at December 30, 2012 from 2.4% at the end of fiscal 2012, reflecting higher borrowings to fund fiscal 2013 acquisitions. On December 17, 2012, we entered into an Underwriting Agreement with several underwriters for the issuance and sale by the Company of $3.0 billion aggregate principal amount of notes as follows: $500.0 million of 0.70% senior notes due 2015; $1.0 billion of 1.25% senior notes due 2018; $1.0 billion of 2.50% senior notes due 2023; and $500.0 million of 3.90% senior notes due 2043.
Cash as of December 30, 2012 was $483.3 million, a decrease of $215.4 million from the end of fiscal 2012. Total debt was $3,825.7 million, an increase of $3,617.5 million from the end of fiscal 2012. The net negative cash flow primarily reflects cash paid (net of cash acquired) to acquire businesses of $4,537.7 million and capital expenditures of $202.5 million, partially offset by cash generated by operations of $970.8 million (after $50.0 million of cash paid for voluntary pension contributions), cash received from the dispositions of businesses of $31.4 million, and $97.3 million from the issuance of common stock and related tax benefits.
We expect our baseline capital expenditures for fiscal 2013 to be moderately higher than fiscal 2012 based on our current forecasts of spending for the fourth quarter of fiscal 2013. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments, including the newly acquired businesses.

In the first nine months of fiscal 2013, we contributed $60.1 million to our defined benefit pension plans, of which $50.0 million was voluntary. We expect to contribute approximately $6.3 million of additional required contributions in fiscal 2013, for total contributions to the defined benefit pension plans of approximately $66.4 million in fiscal 2013. We expect to contribute a total of approximately $7.0 million to other postretirement benefit plans during fiscal 2013.
During the first nine months of fiscal 2013, we closed on eleven acquisitions in the amount of $4,537.7 million. These acquisitions were funded from cash on hand and the proceeds from commercial paper issuances and the long-term, fixed rate notes discussed above.
In December 2012, we acquired $121.7 million of debt as a result of the acquisition of Timet.  This debt was repaid during the third quarter of fiscal 2013.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of December 30, 2012, the amount of commercial paper borrowings outstanding was $611.4 million and the weighted average interest rate was 0.2%. For the nine months ended December 30, 2012, the average amount of commercial paper borrowings outstanding was $318.5 million and the weighted average interest rate was 0.2%. For the nine months ended January 1, 2012, the average amount of commercial paper borrowings outstanding was $76.8 million and the weighted average interest rate was 0.3%. During the first nine months of fiscal 2013, the largest daily balance of outstanding commercial paper borrowings was $941.0 million. We do not anticipate any changes in our ability to borrow under our current credit facilities, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
Our long-term revolving bank credit facility (the “Original Credit Agreement”) is a five-year, $1.0 billion revolving credit facility (with a $500 million increase option, subject to approval of the lenders) maturing November 30, 2016, unless extended pursuant to two 364-day extension options (subject to approval of the lenders). The Original Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants.
On December 17, 2012, we entered into a credit agreement (the “New Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, Mizuho Corporate Bank, Ltd., U.S. Bank National Association, PNC Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto. The New Credit Agreement consists of a 364-day, $1.0 billion revolving credit facility maturing December 16, 2013, unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of December 30, 2012. The New Credit Agreement is in addition to the existing $1 billion Original Credit Agreement. The Original and New Credit Agreements may be referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of December 30, 2012 was $1,388.6 million. Our financial covenant requirement and actual ratio as of December 30, 2012 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	28.7%

[1]	Terms are defined in the Credit Agreements.
As of December 30, 2012, we were in compliance with the financial covenant in the Credit Agreements.
We believe we will be able to meet our short and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions with the cash generated from operations, borrowing from our Credit Agreements or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.
Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 31, 2012.

Forward-Looking Statements
Information included within this press release describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
In April 2009, as a result of Environmental Protection Agency ("EPA") inspections, the EPA issued a Notice of Violation ("Notice") to Timet alleging that Timet had violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act ("TSCA") at its Henderson, Nevada plant. Since 2009, Timet has been working cooperatively to address issues identified in the Notice. No specific penalties were identified in the Notice but we believe that any final resolution of the Notice will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
Our growth strategy includes business and capital equipment acquisitions with associated risks.
Our growth strategy includes the acquisition of strategic operations and capital equipment. In recent years, we have completed a number of acquisition transactions, and in January 2013 we completed the acquisition of Titanium Metals Corporation (“Timet”), a manufacturer of a full range of titanium products, including ingot and slab, forging billet, and mill forms. We expect that we will continue to seek acquisitions of complementary businesses, products, capital equipment and technologies to add products and services for our core customer base and for related markets, and to expand each of our businesses geographically. The success of the Timet acquisition and the other completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business and capital equipment acquisitions entail a number of other risks, including as applicable:
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, and The Boeing Company. General Electric accounted for approximately 15 percent of our total sales for fiscal 2012. No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls Royce and United Technologies are also considered key customers. A financial hardship experienced by any one of these customers, the loss of any of them, or a reduction in or substantial delay of orders from any of them, could have a material adverse effect on our business.
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
The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Boeing 747-8, Airbus A350, Airbus A380, and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation, and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays to any of these new aircraft programs, could have a material adverse effect on our business.
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
(a) Exhibits

2.1
Agreement and Plan of Merger dated November 9, 2012, by and among Precision Castparts Corp., ELIT Acquisition Sub Corp. and Titanium Metals Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2012).

4.1
Twenty-Sixth Supplemental Indenture dated December 20, 2012 between Precision Castparts Corp. and U.S. Bank National Association (including forms of Notes) (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012).

10.1
Credit Agreement dated as of December 17, 2012 by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, Mizuho Corporate Bank, Ltd., U.S. Bank National Association, PNC Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012).

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

PRECISION CASTPARTS CORP. Registrant

DATE:	February 8, 2013	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)