Form 10-K
period 2013-03-31
PRECISION CASTPARTS CORP
filed 2013-05-30
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2013
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
Large accelerated filer ☒            Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant as of September 30, 2012, was $23,754,093,222.
As of the close of business on May 17, 2013, the Registrant had 146,333,484 shares of Common Stock, without par value, outstanding.
Portions of the Registrant’s Proxy Statement to be filed in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS
Precision Castparts Corp. (“PCC”, “the Company”, or “we”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings, fasteners/fastener systems and aerostructures for critical aerospace and power applications. We also provide seamless pipe for coal-fired, industrial gas turbine ("IGT") and nuclear power plants; downhole casing, clad pipe, fittings and various mill forms in a variety of nickel, titanium and steel alloys for severe service oil and gas environments; investment castings and forgings for general industrial, armament, medical and other applications; nickel and titanium alloys in all standard mill forms from large ingots and billets to plate, sheet, strip, tubing, bar and wire, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; revert management solutions; fasteners for automotive and general industrial markets; specialty alloys for the investment casting and forging industries; heat treating and destructive testing services for the investment cast products and forging industries; refiner plates, screen cylinders and other products for the pulp and paper industry; grinder pumps and affiliated components for low-pressure sewer systems; critical auxiliary equipment and gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

Products and Markets
We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Airframe Products. Each of these three business segments is described below.
Investment Cast Products
Our Investment Cast Products segment manufactures investment castings for aircraft engines, IGT engines, airframes, medical prostheses, armament, unmanned aerial vehicles and other industrial applications. The segment also provides alloys to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 30 percent of our sales in fiscal 2013.
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
Investment casting technology involves a multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. The investment casting process begins with the creation of a wax pattern of the part to be cast, along with wax gates and risers to create pathways through which molten metal can flow throughout the ceramic mold. A ceramic shell is then formed around the wax pattern, followed by melting and draining the wax from the shell. Finally, molten metal is poured into the shell, which is removed after the metal cools, and the part undergoes final processing and inspection.
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
Large jet aircraft engines are manufactured by a limited number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint venture partners. With this highly concentrated and sophisticated customer base, we believe a high level of customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE for more than 45 years, and we have been supplying Pratt & Whitney with castings for its jet engines for more than 35 years. In addition, we have supplied small structural investment castings to Rolls-Royce for approximately 30 years and large structural castings for approximately 25 years. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have increased their use of our structural castings.
Aerospace Structural Castings
Our structural castings business manufactures the largest diameter nickel-based superalloy, titanium and stainless steel investment castings in the world, as well as a variety of medium and small structural castings in these same alloys, in addition to aluminum. The nickel, titanium and steel castings are stationary components that form portions of the fan, compressor, combustor and turbine sections of a jet aircraft engine, where strength and structural integrity are critical. Aluminum structural castings are used in such applications as doors and thrust reversers. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.
We believe that trends in the design of aircraft jet engines will continue to increase our revenue per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used for structural castings in all but the hottest parts of the engine because of its considerable weight savings. Titanium is an exceptionally difficult metal to cast because of its reaction with other elements. However, we have developed the advanced technology and manufacturing processes to cast large, complex investment castings in titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs.
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
We use various casting technologies to manufacture turbine airfoils. A conventional casting process enables us to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one large superalloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. In addition, we have developed a process to manufacture titanium aluminide blades, the first use of lightweight titanium in the hot section of an aircraft engine. These airfoils are incorporated into the GEnX engine for the Boeing 787.
As engines continue to target increased fuel efficiency and lower emissions, the turbine sections of these engines must burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with a greater number of DS and SX blades. The DS and SX cast airfoils we produce, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures. SX cast airfoils are used in both new and redesigned engines where performance requirements are higher.
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
IGT Castings
In fiscal 1995, we began to manufacture investment castings for IGT engines. Due to contractual gains over the past several years, our market share has increased significantly, and we are now the leading supplier of investment castings used in IGT engines. Spare shipments began to accelerate at the end of fiscal 2011, while original equipment manufacturer ("OEM")

activity has remained relatively flat. However, IGTs have been a preferred power source over the past 20 years, and OEMs expect that trend to continue due to the availability of natural gas, overall efficiency of operation and relative speed/ease of installation. Most sales growth is anticipated in turbines of 180MW and above, which have higher PCC dollar content. In addition to IGT components, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land and marine-based applications.
IGT manufacturers have significantly improved the efficiency and reduced the emissions profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but much larger, than the blades and vanes we manufacture for the aerospace market. Because of their size, IGT airfoils are usually more difficult to cast than smaller aerospace airfoils with the same properties.
Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while spares demand depends on the size and utilization rate of the installed base.
Other Investment Casting Products
Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have expanded the application of our investment casting technology in the medical prosthesis, unmanned aerial vehicles (“UAV”) and general industrial markets by manufacturing such products as artificial hips and knees, landing gear struts and engine inlets for UAVs and impellers for pumps and compressors. In addition, we manufacture large titanium components for armament systems, including the BAE lightweight howitzer.
Internal Alloy-Making Capability
An operation within our Investment Cast Products segment produces alloys used by PCC and other manufacturers of investment castings. Several of these alloys are patented and trademarked, specifically formulated for the casting of DS and SX airfoils that operate in high-temperature, high-stress engine environments. This operation supplements our other ingot-making furnaces located in Portland, Oregon, and Minerva, Ohio, and our internal supply of nickel-based alloy for investment casting is managed through this group of facilities. The alloys produced also serve such diverse markets as medical, recreational and general industrial.
Forged Products
We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Therefore, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products, with the exception that Forged Products' IGT sales are mainly for OEM new equipment. We also produce seamless pipe for coal-fired, industrial gas turbine and nuclear power plants, as well as downhole casings and clad pipe for severe service oil and gas environments. In addition, we manufacture high performance nickel-based alloys used to produce forged components for aerospace and non-aerospace applications in such markets as oil and gas, chemical processing and pollution control. Our titanium products, are used to manufacture components for the commercial and military aerospace, power generation, energy, and industrial end markets. The Forged Products segment accounted for approximately 42 percent of our sales in fiscal 2013.
Forged Components
We manufacture forged components from titanium and nickel-based alloys for commercial and military aircraft engines and IGT, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps, and housings. We also produce a variety of mechanical and structural tubular products from steel and nickel alloys, primarily in the form of extruded seamless pipe and tubular products, for domestic and international energy markets, which include coal, IGT and nuclear power plants and co-generation projects, as well as nickel alloy casing and tubular products for exploration and production by the oil and gas industry. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.

Our forging segment, which employs nine different manufacturing processes, involves heating high-temperature nickel alloys, titanium or steel and then shaping the metal through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 50,000 tons. The process employed is determined based on the raw materials and the product application. The nine manufacturing processes are summarized below:
Open-Die Forging—In this process, the metal is pressed between dies that never completely surround the metal, thus allowing it to be observed during the process. This manufacturing method is used to create relatively simple, preliminary shapes to be processed further by closed-die forging.
Closed-Die Forging—Closed-die forging involves pressing heated metal into shapes and sizes determined by machined impressions in specially prepared dies that completely surround the metal. This process enables the metal to flow more easily within the die cavity and thus produces forgings with superior surface finish, tighter tolerances and unique shapes, with enhanced repeatability of the part shape.
Hammer Forging—This form of closed-die forging uses multiple impact blows to shape a component between specially contoured dies. Forging hammers can be classified into two main types: single action and counterblow. Our counterblow hammers, which couple upper- and lower-ram movement to produce the impact forces required for large components, can offer improved near-net-shape capability compared to conventional press forging. Hammer forging is one of the oldest forging processes; however, computer-controlled technology has enabled the process to meet modern manufacturing requirements.
Conventional/Multi-Ram—The closed-die, multi-ram process enables us to produce complex forgings with multiple cavities, such as valve bodies, in a single heating and pressing cycle. Dies may be split on either a vertical or a horizontal plane, and shaped punches may be operated by side rams, piercing rams or both. This process also optimizes grain flow and uniformity of deformation and reduces machining requirements.
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
Extrusion—The extrusion process is capable of producing thick-wall, seamless pipe, with outside diameters of up to 48 inches and a wall thickness from 0.5 inches to 7 inches for applications in the power generation and oil and gas industries, including main steam lines, hot re-treat lines and other high-stress/high-temperature fluid transmission systems. Our 35,000-ton vertical extrusion press is one of the largest and most advanced in the world. In addition to solid metals, powdered metals can be compacted and extruded into forging billets with this press.
Ring Rolling—The radial ring-rolling process thins the wall thickness and thus enlarges the inside and outside diameter of a rough ring blank, which is generally made by piercing a solid piece of metal in an open or closed-die forging press. In the ring-rolling process, tonnage is applied to the wall of the blank between a mandrel on the inside diameter and a work-roll on the outside diameter. The outer work-roll rotates the ring and progressively reduces the wall thickness. In radial-axial ring rolling, two additional rollers apply tonnage on the end faces of the ring to control the ring height.
Flash Welding Rings—The process involves taking a shaped or rectangular cross-sectional bar and bending it into a hoop to form a ring. The ring is clamped in the flash-welding machine, which heats the ends of the bar to form a molten metal interface and then forges the ends together. After the ends are forged together, the expelled molten metal from the weld joint (flash) is ground down to match the parent material surface. Following the welding process, the rings are finished by rounding and flattening.
Tru-Form Process—Tru-Form is a near-net-shaped, cold-rolling process, which starts with flash-welded or seamless rolled rings. The high-tonnage rolls of the Tru-Form process apply point contact to thin the wall thickness of a ring and grow the axial height. The rolling tools are programmed to follow profiles unique to the finished product definition. After the rolling process, additional forming operations are performed to transform the rolled ring into a finished near-net-shape contour.
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
In fiscal 2013, we acquired RathGibson LLC ("RathGibson"). RathGibson manufactures precision small diameter, thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length and wall thickness. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas.
In fiscal 2013, we acquired Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties, metallurgical and chemical analyses; and low-cycle fatigue testing. Dickson is located in South Gate, California. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California.
In fiscal 2013, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight tolerance pipe processing services, including honing, boring, straightening and turning. THI's products are used in oil & gas drilling, completion, and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas, area.
In fiscal 2013, we completed the acquisition of Titanium Metals Corporation ("TIMET"). TIMET, the largest titanium manufacturer in the United States ("U.S."), offers a full range of titanium products, including ingot and slab, forging billet and mill forms. TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Savoie, France. TIMET also operates a global network of inventory-stocking service centers serving the titanium markets.
High-Performance Alloys
We believe that we are the world’s largest and most diversified producer of high-performance nickel-based alloys, supplying more than 5,000 customers. Our alloys, which provide high-temperature strength and corrosion resistance, as well as toughness and strength in certain embrittling environments, are used to manufacture components required in the most technically demanding industries and applications. Power (primarily oil & gas) and commercial and military aerospace represent the largest markets served; other markets served include chemical and petrochemical processing, thermal processing, electrical and heating elements, and marine and welding applications.
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
Titanium Alloys
We are one of the world's leading producers of titanium melted and mill products. Our titanium products, which have uniquely high strength-to-weight and corrosion-resistance properties, are used to manufacture components for the commercial and military aerospace, power generation, energy and industrial end markets. Commercial aerospace represents our largest market, and new generations of fuel-efficient aircraft, including the Boeing 787 and Airbus A350, are increasing their usage of titanium in airframe and engine applications.
As a fully integrated titanium component manufacturer, our breadth of production capabilities enable us to start with titanium-bearing sands and deliver a finished titanium shape to our end customer. Our titanium sponge production employs a vacuum distillation process and combines a titanium-containing feedstock ore with chlorine and petroleum coke to produce titanium tetrachloride, which is then reacted with magnesium to produce sponge. Melted products (ingot, electrode and slab) are produced by melting sponge, titanium scrap and alloying agents to produce various grades of titanium products. Mill products are produced by forging or rolling melt products into smaller gauge materials, including billet, bar, plate, sheet, strip and pipe. Our melting processes employ both vacuum arc remelting and electron-beam, cold-hearth melting; in addition, we are in the process of installing plasma-arc melting capability. Our mill product processes include open die forging, vacuum annealing, rotary/radial forging, vacuum creep flattening and rolling mills. We also operate a global network of service centers that sell value-added and customized mill products.
Revert Management
We are the market leader in providing nickel superalloy and titanium revert management solutions for the aerospace, oil and gas, and energy markets. Revert includes metal chips, casting gates, bar ends, forging flash and other byproducts from forging, casting and fastener manufacturing processes that can be re-melted and reused. Our infrastructure and capabilities create a closed loop system for the retention and reuse of internally-generated revert. We also provide metallurgical processing solutions and services worldwide for our use and for other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers, foundries and other industries with special metallurgical requirements.

Airframe Products
We are a leading developer and manufacturer of highly engineered fasteners, fastener systems, aerostructures and precision components, primarily for critical aerospace applications. Much of our Airframe Products sales comes from the same aerospace customer base served by our Investment Cast Products and Forged Products segments. In this regard, Airframe Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation. The Airframe Products segment accounted for approximately 28 percent of our sales in fiscal 2013.
In general, fastener manufacturing begins with metal alloy wire or bar of various diameters, which is cut into fastener blanks of prescribed lengths, formed by highly engineered tools into complex head shapes and dimensional configurations, heat-treated to desired properties and then thread-rolled to meet exacting customer requirements.
Our aerospace fasteners and related components are manufactured from a variety of nickel, titanium, aluminum and steel alloys and are used on airframes, jet engines, aircraft wheels and brakes, landing gear assemblies, floor boards and hydraulic systems. They are found in critical areas of an aircraft including wing-to-fuselage, stabilizer-to-fuselage and the engine-to-wing joints, as well as airfoil-to-disc and disc-to-shaft connections on a jet engine. These fasteners and related components are not only incorporated in new aircraft builds, but are also integrally involved in the maintenance and replacement cycle, particularly in aircraft engine and wheel and brake applications. The product line includes a variety of bolts, sleeved fastening systems, nuts, nut plates, latches, expandable diameter fasteners, quick release pins, hydraulic fittings, bushings, inserts, collars and other precision components, including but not limited to metallic and composite assemblies, and precision machined components for airframe applications. While the fasteners, aerostructures and related components are predominantly produced to demanding customer designs, we continue to be active in developing trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance and/or lighter weight including AEREX®, MULTIPHASE®, MP35N® and MP159® high-temperature, nickel-based alloys.
We have also developed a variety of fasteners, related components and installation tools for use in aerospace and industrial applications requiring proven strength, close dimensional tolerances and high reliability. These technically advanced proprietary products are marketed under the brand names of AVILOK®, BALL-LOK®, CHERRYBUCK®, CHERRYMAX®, CHERRYLOCK®, E-NUT®, FLEXLOC®, FLEXMATE®, FORCEMATE®, FORCETEC®, GROMEX®, HI-LIFE®, MAKE FROM SOLIDTM, MAXIBOLT®, SLEEVbolt®, STA-LOK®, TELLEP® and TUKLOC®. We also hold licenses to use various well-recognized trademarks and technology in the manufacture of our fasteners and related components. These licensed trademarks include HI-LITE®, HI-LOK®, HI-TIGUE®, TORX®, TORX-PLUS®, TAPTITE®, MORTORQ® and MAThread®.
Our Aerostructures facilities manufacture complex components and structural assemblies, including three- to five-axis prismatic and long-bed machined aluminum and titanium components, complex sheet metal fabrications, and composite and metal-bonded components. In addition, we have the capability to machine castings in a range of sizes to provide full-service chemical processing and metal finishing and to kit, assemble and integrate multiple component parts.
Product applications include all wing and fuselage structural parts; engine pylon-related assemblies, engine lock-plates and bracketry; complete passenger and exit doors; major flap support and actuation structures; spars, skins, and bulkheads up to 40 meters; swaged control rods, cables, and actuation and flight control assemblies; and complex latches, quick release BALL-LOK® pins, and specialized fasteners.
In fiscal 2013, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer. Centra manufactures a range of machined airframe components and assemblies in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly and kit integration. Established in 1974, Centra is headquartered in Cambridge, Ontario, Canada.
In fiscal 2013, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium and steel aerostructures. Klune focuses on complex forming, machining and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington.
In fiscal 2013, we acquired certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. (collectively referred to as "Progressive"). These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium and titanium, including bulkheads, wing ribs, spars, frames and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling and drilling, and has developed a strong presence in components for gas turbine and mining applications.

In fiscal 2013, we acquired Synchronous Aerospace Group ("Synchronous"), a leading build-to-print supplier of highly complex mechanical assemblies for commercial aerospace and defense markets. Synchronous manufactures such mechanical assemblies as high-lift mechanisms and secondary flight controls, as well as structural components, including wing ribs, bulkheads, and track and beam assemblies. Synchronous operates in four primary locations: Santa Ana, California; Kent, Washington; Wichita, Kansas; and Tulsa, Oklahoma.
The Airframe Products segment also includes businesses that produce refiner plates and screen cylinders for use in the pulp and paper industry; grinder pumps and affiliated components for low-pressure sewer systems for residential and commercial applications; critical auxiliary equipment and gas monitoring systems utilized in the power generation industry; critical engineered fasteners and cold-formed parts for the automotive and general industrial market; and a broad range of thread-rolling dies, trimming dies, pins and steel and carbide forging tools for fastener production, principally for aerospace, automotive, and general industrial and other applications.

Sales and Distribution
We sell our complex metal components and products into three major market areas: aerospace, power, and general industrial and other. The percentage of sales to these markets is shown below for fiscal 2013, 2012 and 2011.
Our sales to the aerospace market of $5,472.1 million in fiscal 2013 increased 22 percent from $4,468.2 million in fiscal 2012. Sales to the aerospace market as a percentage of total net sales increased from 62 percent in fiscal 2012 to 65 percent in fiscal 2013, principally reflecting solid base aerospace growth and sales from acquired businesses. Our sales to the aerospace market of $4,468.2 million in fiscal 2012 increased 25 percent from $3,572.0 million in fiscal 2011. Sales to the aerospace market as a percentage of total net sales increased from 57 percent in fiscal 2011 to 62 percent in fiscal 2012, largely due to recoveries from aerospace customer destocking coming to an end and a decline in the extruded pipe market.

Our sales of investment castings products and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers, as well as through distributors. Our airframe products and services are sold through a worldwide network of distributors and independent sales representatives and by a direct sales and marketing staff. Aerostructure products and services are sold through a direct sales staff. Industrial metalworking tools and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.
For information on revenue to external customers, profit or loss and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data.

Major Customers
Net direct sales to General Electric Company were 15.2 percent, 14.8 percent and 12.5 percent of total sales in fiscal 2013, 2012 and 2011, respectively, as follows:

	2013	2012	2011
Investment Cast Products	$697.2	$558.9	$523.2
Forged Products	540.2	464.2	224.5
Airframe Products	38.4	40.8	27.5
	$1,275.8	$1,063.9	$775.2

No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls-Royce and United Technologies are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog
The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $6.8 billion as of March 31, 2013, $5.9 billion as of April 1, 2012, and $4.4 billion as of April 3, 2011. The majority of the backlog is for sales to aerospace and power market customers in the Investment Cast Products, Forged Products and Airframe Products segments. The increase in backlog during fiscal 2013 reflects the acquisition of TIMET and the continued growth in commercial aerospace and power markets. The increase in backlog during fiscal 2012 reflects the growth in commercial aerospace and power markets as a result of increased build rates, prompting our customers to place their orders earlier. Approximately 80 percent of our backlog is expected to be filled within the 2014 fiscal year.
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
In the Forged Products segment, our largest competitors are Ladish Co., a subsidiary of Allegheny Technologies, Inc., Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Inc. and Firth Rixson Limited for aerospace structural products, Vallourec & Mannesmann Tubes and Sumitomo Corporation for energy products and Allegheny Technologies, Inc., Carpenter Technology Corporation, and Firth Rixson Limited for nickel-based alloys and superalloys. We also face increased competition from international companies as customers seek lower cost sources of supply.
Our principle competitors in the aerospace titanium market are Allegheny Technologies Incorporated ("ATI") and RTI International Metals, Inc. ("RTI"), both based in the U.S., and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. UNITI (a joint venture between ATI and VSMPO), RTI and certain Japanese producers are our principle competitors in the industrial and emerging markets.
International competition in the forging and casting processes may also increase in the future as a result of strategic alliances among aircraft prime contractors and overseas companies, particularly where “offset” or “local content” requirements create purchase obligations with respect to products manufactured in or directed to a particular country. Competition is often intense among the companies currently involved in the industry. We continue to strive to maintain competitive advantages with high-quality products, low-cost manufacturing, excellent customer service and expertise in engineering and production.
Our Airframe Products operations compete with a large number of companies based primarily on technology, price, service, product quality and delivery performance. Of these companies, we consider Alcoa Inc., LISI, Hartwell, LMI, and the internal machining operations of certain of our OEM customers to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance, service to our customers and competitive synergies with other PCC business units.

Research and Development
We have departments involved in research and development in all three of our reportable segments. The research and development effort at these operations is primarily directed at the technical aspects of developing new and improved manufacturing processes. In addition, a substantial amount of our technological capability is the result of engineering work and experimentation performed on the shop floor in connection with process development and production of new parts. This engineering work and experimentation are charged to the cost of production.

Employees
At March 31, 2013, we had approximately 28,500 employees, including nearly 7,600 employees in the Investment Cast Products segment, approximately 9,700 employees in the Forged Products segment, approximately 10,400 employees in the Airframe Products segment, approximately 130 employees in corporate functions, and approximately 670 employees in discontinued operations. Approximately 22 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate 11 collective bargaining agreements affecting approximately 7 percent of the workforce during fiscal 2014. Management believes that labor relations in the Company have generally been satisfactory.

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

Materials & Supplies
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used or manufactured in our investment casting, forged and airframe product segments. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, labor relations between the metal producers and their work forces, unstable governments in exporting nations and inflation. Supplies of the tool-grade steel we use may similarly be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers, and we employ “price-in-effect” metal pricing in our alloy production businesses to lock in the current cost of metal at the time of production or shipment. We also enter into long-term supply agreements to fix the purchase price of strategic raw materials. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations
We purchase products from and supply products to businesses located outside the U.S. We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of overseas subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low-cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches. Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. Information with respect to sales and assets by geographic location is included in Part II, Item 8. Financial Statements and Supplementary Data.

Environmental Compliance
We are subject to various federal, state and foreign environmental laws concerning, among other things, water discharges, air emissions, waste management, toxic use reduction and environmental cleanup. Environmental laws and regulations continue to evolve, and it is likely we will be subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. It is also likely that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we are subject to environmental laws that impose liability for historical releases of hazardous substances.
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. At March 31, 2013, we had accrued environmental liabilities of approximately $294.4 million. We believe these liabilities are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our liabilities represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The liabilities include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations, and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we have identified vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within 30 years.
We have been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. Under common law, as applied in the environmental remediation context, PRPs may be subject to an allocation process to assess liability, and therefore the Company may be potentially liable to the government or third parties for an allocated portion or full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current liabilities for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may also be liable for contributing to the cost of cleanup. We are a party to various cost-sharing arrangements with other PRPs at certain sites. Our estimates of current liabilities factor in these cost-sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. We are identified as a PRP at the following federally designated Superfund sites: Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature, and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $0.8 million, or less than 1 percent, of our current environmental liabilities.
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
The Financial Accounting Standards Board (“FASB”) issued guidance on asset retirement and environmental obligations that clarifies the term "conditional asset retirement obligation" and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this guidance include those for which an entity has a significant obligation to perform an asset retirement activity. However, the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. This guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $6.3 million to satisfy these asset retirement obligations. However, we have not recognized a liability under guidance for asset retirement obligations at two of our manufacturing facilities, because the fair value of the retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Forward-looking Statements
Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, raw materials, supplies and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Available Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, proxy statement, current reports on Form 8-K and amendments to these reports filed with the Securities and Exchange Commission, as well as the annual report to shareholders, quarterly earnings releases, the Audit Committee Charter, the Nominating and Corporate Governance Committee Charter, the Compensation Committee Charter, Corporate Governance Guidelines and the Code of Conduct may be received free of charge by calling Investor Relations at (503) 946-4850 or sending an email to info@precastcorp.com. This information may also be downloaded from the PCC Corporate Center at www.precast.com.

ITEM 1A.	RISK FACTORS
Our growth strategy includes business acquisitions with associated risks.
Our growth strategy includes the acquisition of strategic operations and capital equipment. In recent years, including fiscal 2013, we have completed a number of acquisition transactions, including the acquisition of Titanium Metals Corporation (“TIMET”) in fiscal 2013, a manufacturer of a full range of titanium products, including ingot and slab, forging billet and mill forms. We expect that we will continue to seek acquisitions of complementary businesses, products, capital equipment and technologies to add products and services for our core customer base and for related markets, and will also continue to expand each of our businesses geographically. The success of the TIMET acquisition and the other completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business and capital equipment acquisitions entail a number of other risks, including as applicable:
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
We operate in cyclical markets.
A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 65 percent of our total sales in fiscal 2013. Our power sales constituted 20 percent of our total sales in fiscal 2013.
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, Airbus and The Boeing Company. General Electric accounted for approximately 15 percent of our total sales for fiscal 2013. No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls Royce and United Technologies are also considered key customers. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.
In addition, a significant portion of our aerospace products are ultimately used in the production of new commercial aircraft. There are only two primary manufacturers of large commercial aircraft in the world, Boeing and Airbus. A significant portion of our aerospace sales are dependent on the number of new aircraft built by these two manufacturers, which is in turn dependent on a number of factors over which we have little or no control. Those factors include the demand for new aircraft from airlines around the globe and factors that impact manufacturing capabilities, such as the availability of raw materials and manufactured components, changes in the regulatory environment and labor relations between the aircraft manufacturers and their work forces. A significant interruption or slowdown in the number of new aircraft built by aircraft manufacturers could have a material adverse effect on our business.
Sales to the military sector constituted approximately 12 percent of our fiscal 2013 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and which are canceled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.
Our business depends, in part, on the success of new commercial and military aircraft programs.
The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Boeing 747-8, Airbus A350, Airbus A380 and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays to any of these new aircraft programs, could have a material adverse effect on our business.
The competitive nature of our business results in pressure for price concessions to our customers and increased pressure to reduce our costs.
We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant long-term price concessions to our customers in the aerospace and power generation markets from time to time, and we expect customer pressure for further long-term price concessions to continue. Maintenance of our market share will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. Our effectiveness in managing our cost structure will be a key determinant of future profitability and competitiveness.
Our business is dependent on a number of raw materials that are subject to volatility in price and availability.
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, various rare earth elements, and titanium-containing feedstock ore (natural rutile and upgraded ilmenite), which are found in only a few parts of the world, are available from a limited number of suppliers and, in some cases, are considered conflict minerals for U.S. regulatory purposes if originating in certain countries. The availability and costs of these metals and elements may be influenced by private or government cartels, changes in world politics or regulatory requirements, labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas imposed by governments in countries with rare earth element supplies, market forces of supply and demand, and inflation. These raw materials are required for the alloys or processes used or manufactured in our investment cast products, forged products and airframe products segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales and margins or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.
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
We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. We are required to comply with environmental laws and the terms and conditions of multiple environmental permits. Failure to comply with these laws or permits could result in fines and penalties, interruption of manufacturing operations or the need to install pollution control equipment that could be costly. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to environmental laws that impose liability for historical releases of hazardous substances.
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimates of our environmental costs are based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within 30 years. We cannot ensure that our estimated liabilities are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts accrued.
We have been named as a PRP at sites identified by the EPA and state regulatory agencies for investigation and remediation under CERCLA and similar state statutes. Under common law, as applied in the environmental remediation context, potentially responsible parties may be subject to an allocation process to determine liability, and therefore we may be potentially liable to the government or third parties for an allocated portion or full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current liabilities for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may also be liable. It is also possible that we will be designated a PRP at additional sites in the future.
Like many other industrial companies in recent years, we are defendants in lawsuits alleging personal injury as a result of exposure to chemicals and substances in the workplace, including asbestos. To date, we have been dismissed from a number of these suits and have settled a number of others. The outcome of litigation such as this is difficult to predict, and a judicial decision unfavorable to us could be rendered, possibly having a material adverse effect on our business.
Our business is subject to risks associated with international operations.
We purchase products from and supply products to businesses located outside of the U.S. We also have significant operations located outside the U.S. In fiscal 2013, approximately 18 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

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
Any lower-than-expected rating of our bank debt and debt securities could adversely affect our business.
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. If the rating agencies were to reduce their current ratings, our interest expense may increase, and the terms of future borrowing arrangements may become more stringent or require additional credit support. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and terminate any commitments to make further extensions of credit.
Our production may be interrupted due to equipment failures or other events affecting our factories.
Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternatives. Unexpected failures of this equipment could result in production delays, revenue loss and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished products and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing or shipping days, which could have a material adverse effect on our business. Natural or manmade events that interrupt significant manufacturing operations of our customers also could have a material adverse effect on our business.
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
We produce many critical parts for commercial and military aircraft, for high-pressure applications in power plants and for oil and gas applications. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing the risk of product liability claims arising from bodily injury or property damage (which generally does not include damages for pollution or environmental liability), but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture most of our parts to strict contractually-established standards and tolerances using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to product warranty costs and claims. Product warranty costs are generally not insured.
We could be required to make additional contributions to our defined benefit pension and postretirement benefit plans as a result of adverse changes in interest rates and pension investments.
Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and assumptions relating to the employee workforce including salary increases, medical costs, retirement age and mortality. Our results of operations, liquidity or shareholders' equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liabilities or changes in employee workforce assumptions. We may have to contribute more cash to various pension plans and record higher pension-related expenses in future periods as a result of decreases in the value of investments held by these plans or changes in discount rates or other pension assumptions.
A global recession or disruption in global financial markets could adversely affect us.
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are as follows:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	2	567	42,118	42,685
International	1	1,312	—	1,312
Investment Cast Products
Domestic	50	790,933	2,519,127	3,310,060
International	6	9,090	377,037	386,127
Forged Products
Domestic	86	1,519,146	9,354,425	10,873,571
International	33	1,601,090	1,939,807	3,540,897
Airframe Products
Domestic	82	1,782,445	3,131,044	4,913,489
International	29	543,037	1,198,605	1,741,642
Discontinued Operations
Domestic	7	158,342	329,000	487,342
International	11	217,486	171,644	389,130
Total Company
Domestic	227	4,251,433	15,375,714	19,627,147
International	80	2,372,015	3,687,093	6,059,108
Total	307	6,623,448	19,062,807	25,686,255

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products; see “Item 7. Management’s Discussion and Analysis.”

ITEM 3.	LEGAL PROCEEDINGS
In April 2009, as a result of EPA inspections, the EPA issued a Notice of Violation ("Notice") to TIMET alleging that TIMET had violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act at its Henderson, Nevada plant. Since 2009, TIMET has been working cooperatively to address issues identified in the Notice. No specific penalties were identified in the Notice, but we believe that any final resolution of the Notice will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.
In May 2013, as a result of TIMET's disclosure of noncompliance to the Nevada Division of Environmental Protection ("NDEP") on December 4, 2012 and February 19, 2013, the NDEP issued a Finding of Alleged Violation and Order ("FAOV") to TIMET. The FAOV alleges that TIMET violated its permit by discharging partially treated wastewater from an unauthorized bypass for approximately four years from September 2008 through October 2012. TIMET has been working cooperatively with the NDEP to address issues identified in the FAOV. No specific penalties were identified in the FAOV but we believe that any final resolution of the FAOV will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.
For a general description of claims relating to environmental matters, see “Item 1. Business-Environmental Compliance.”
As of March 31, 2013, there were approximately 65 lawsuits pending against the Company alleging personal injury as the result of exposure to particulates, including asbestos, integrated into our premises or processes or into certain historical products.  It is frequently not possible at the outset of a case to determine which of the plaintiffs actually will pursue a claim against the Company.  Typically, that can only be determined through discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs, unless otherwise expressed in the pleadings, the Company accounts for the lawsuit as one claim against it.  Provided below is a chart showing the number of new claims filed (as described above), the number of claims disposed of (settled or otherwise dismissed) and the approximate dollar amount paid by or on behalf of (including through insurance) the Company in settlement of these claims:

Fiscal	2013	2012
New Claims Filed	22	20
Claims Disposed Of	21	22
Dollars Paid in Settlement (in millions)	$—	$2.6

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since	Age	Position Held With the Registrant
Mark Donegan	(b) 1992	56	Chairman and Chief Executive Officer
Shawn R. Hagel	(c) 1997	47	Executive Vice President, Chief Financial Officer and Assistant Secretary
Kenneth D. Buck	(d) 2005	53	Executive Vice President and President - Forged Products
Kevin M. Stein	(e) 2009	47	Executive Vice President and President - PCC Structurals
Ruth A. Beyer	(f) 2013	57	Senior Vice President, General Counsel and Secretary
Kirk G. Pulley	(g) 2004	44	Vice President - Strategic Planning and Corporate Development
_________________________

(a)
The above information is reported as of May 1, 2013. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.

(b)
Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President - Wyman-Gordon in 1999. Previously served as President - PCC Structurals.

(c)	Elected Executive Vice President in 2012 and Chief Financial Officer and Assistant Secretary in 2008. Previously was elected Vice President and Corporate Controller in 2000.

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

(f)	Elected Senior Vice President, General Counsel and Secretary in 2013. Prior to joining PCC, she was a Partner at Stoel Rives, LLP.

(g)	Elected Vice President - Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 31, 2013, there were 4,878 shareholders of record of our common stock. The principal market for our common stock is the New York Stock Exchange, where it trades under the symbol PCP. For information concerning the quarterly high and low sales prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.
Return to Shareholders Performance Graph
The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2008 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends.

MEASUREMENT PERIOD
(by fiscal year)

	2008	2009	2010	2011	2012	2013
S&P 500	100.0	63.66	93.01	108.35	117.02	133.36
S&P 500 Aerospace & Defense	100.0	60.60	99.63	110.86	115.33	133.78
Precision Castparts Corp.	100.0	62.38	122.53	148.19	171.39	188.09

Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
12/31/12-2/3/13	—	$—	—	$—
2/4/13-3/3/13	500,000	$185.01	500,000	$657.5
3/4/13-3/31/13	—	$—	—	$—
Total	500,000	$185.01	500,000	$657.5

(1)
On January 24, 2013, we publicly announced that our Board of Directors had authorized a program for the Company to purchase up to $750 million of our Company's common stock. The stock repurchase program expires June 30, 2015.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary of Selected Financial Data

(Unaudited) (In millions, except employee, shareholder and per share data)
Fiscal	2013	2012	2011	2010	2009
Net sales	$8,377.8	$7,201.9	$6,208.7	$5,448.5	$6,754.3
Net income	$1,429.1	$1,225.8	$1,014.8	$922.6	$1,044.8
Net income attributable to PCC shareholders:
Continuing operations	$1,432.0	$1,229.6	$1,008.4	$924.1	$1,034.8
Net income attributable to PCC shareholders	$1,426.6	$1,224.1	$1,013.5	$921.8	$1,044.5
Return on sales from continuing operations	17.1%	17.1%	16.2%	17.0%	15.3%
Return on beginning shareholders’ equity from continuing operations	17.1%	17.2%	17.1%	19.0%	25.6%
Net income per common share attributable to PCC (basic):
Continuing operations	$9.83	$8.52	$7.07	$6.57	$7.42
Net income	$9.79	$8.48	$7.10	$6.55	$7.49
Net income per common share attributable to PCC (diluted):
Continuing operations	$9.76	$8.45	$7.01	$6.50	$7.36
Net income	$9.72	$8.41	$7.04	$6.49	$7.43
Weighted average shares of common stock outstanding
Basic	145.7	144.4	142.7	140.7	139.4
Diluted	146.7	145.6	143.9	142.1	140.6
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Working capital	$3,368.6	$2,714.9	$2,708.6	$1,628.3	$1,723.9
Total assets	$16,896.0	$10,558.8	$8,955.9	$7,660.7	$6,721.4
Total debt	$3,807.2	$208.2	$236.6	$250.0	$305.3
Total equity	$9,804.4	$8,364.8	$7,164.5	$5,891.7	$4,863.1
Total debt as a percent of total debt and equity	28.0%	2.4%	3.2%	4.1%	5.9%
Book value per share	$67.06	$57.57	$49.86	$41.52	$34.76
Capital expenditures(1)	$322.9	$194.0	$120.6	$169.5	$205.7
Number of employees(2)	28,510	21,480	18,308	18,064	20,611
Number of shareholders of record	4,878	4,808	6,262	6,298	5,910

____________________________________________

(1)	Includes capital expenditures of discontinued operations

(2)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share data)

Business overview
The Company completed twelve acquisitions in fiscal 2013 following eight acquisitions completed in fiscal 2012. We have focused on and have been diligent in acquiring the right assets over the last few years, and now these acquisitions have started to deliver on the value we anticipated. Our traditional end markets in aerospace and industrial gas turbine ("IGT") have done well, and our entry into newer businesses over the last two years such as aerostructures, oil and gas and most recently the acquisition of titanium manufacturing is adding additional upside opportunities. Base commercial aircraft and Boeing 787 production rates continue to increase, driving steady demand for airframe and engine components. Our power businesses are improving on several fronts. Due to the price and availability of natural gas, IGT spares sales have been strong. In addition, we experienced an increase in oil and gas sales resulting from accelerating shipments of downhole casings. We also generated more than $1.4 billion of cash from operations during fiscal 2013, and revenue reached a record level, exceeding $8.3 billion, following a record year in fiscal 2012.
Airframe Products Segment Acquisitions
We continue to focus on expanding our product lines and markets. We have a strong focus on development of our aerostructures platform. With the integration of Primus in fiscal 2012, we are capturing valuable synergies to achieve top-and bottom-line growth. In May 2012, we acquired Centra Industries ("Centra"), a state-of-the-art aerostructures manufacturer located in Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies in both aluminum and hard metal. In August 2012, we completed the acquisition of Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium and steel aerostructures. Like Centra and with the addition of Primus, Klune expands our reach into the widely fragmented aerostructures market and provides a vertical integration opportunity for our castings, forgings and fasteners. In August 2013, we completed the acquisition of certain aerostructures businesses and McSwain Manufacturing from Heroux-Devtek, Inc. ("Progressive") which will allow us to machine larger aircraft components and assemblies. Late in the third quarter of fiscal 2013, we acquired Synchronous Aerospace Group ("Synchronous"), a leading build-to-print supplier of highly complex mechanical assemblies for commercial aerospace and defense markets. Synchronous is another tuck-in acquisition that will enable us to manufacture larger components and to machine as many as four to five parts simultaneously. We also completed several small acquisitions that will help reduce our use of outside service providers.
Forged Products Segment Acquisitions
Aided by the acquisitions of Rollmet and KLAD in the second quarter of fiscal 2012, we have made great progress in penetrating the oil and gas markets. In early fiscal 2013, we acquired RathGibson, LLC, which gives us additional manufacturing capabilities to serve the oil and gas industry and will enable us to offer more comprehensive bids on severe service projects. In May 2012, we agreed to acquire Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties, metallurgical and chemical analysis and low-cycle fatigue testing. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Late in 2013, we acquired Texas Honing, Inc. ("THI"), which provides precision, tight-tolerance pipe processing services enabling us to make our casing manufacturing process quicker and more efficient.
Our largest acquisition during fiscal 2013 was Titanium Metals Corporation ("TIMET"), which closed late in the third quarter. TIMET provides us with a titanium capability that has been a key missing piece of our overall portfolio. TIMET's melting expertise and our forging and conversion assets will be a significant catalyst in achieving our long-term objectives, improving our cost structure and further enhancing our customer presence and penetration of new markets.
We also made several small tuck-in acquisitions in fiscal 2013 and fiscal 2012 that expanded our manufacturing capabilities. We expect our baseline capital expenditures for fiscal 2014 to be modestly higher than fiscal 2013 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, cost reduction and productivity projects across all segments, as well as completing projects at TIMET and other acquisitions that were started prior to PCC's ownership.
Over the past year, even with the addition of the acquisitions mentioned above, the vast majority with margins lower than our company average, our overall operating performance increased. Over the long term, as a Company, we are focused daily on delivering strong incremental margins as our sales increase. We continue driving results and identifying opportunities to build both top- and bottom-line growth.

	Fiscal Year			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$8,377.8	$7,201.9	$6,208.7	16%	16%
Costs and expenses:
Cost of goods sold	5,680.3	4,939.6	4,318.2	15%	14%
Selling and administrative expenses	536.2	446.4	389.0	20%	15%
Interest expense, net	31.8	5.2	9.0	512%	(42)%
Total costs and expenses	6,248.3	5,391.2	4,716.2
Income before income tax expense and equity in earnings of unconsolidated affiliates	2,129.5	1,810.7	1,492.5	18%	21%
Income tax expense	(695.6)	(594.0)	(499.4)	17%	19%
Equity in earnings of unconsolidated affiliates	0.6	14.6	16.6	(96)%	(12)%
Net income from continuing operations	1,434.5	1,231.3	1,009.7	17%	22%
Net (loss) income from discontinued operations	(5.4)	(5.5)	5.1	2%	(208)%
Net income	1,429.1	1,225.8	1,014.8	17%	21%
Net income attributable to noncontrolling interest	(2.5)	(1.7)	(1.3)	47%	31%
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,426.6	$1,224.1	$1,013.5	17%	21%
Net income per common share attributable to PCC shareholders (basic):
Net income per share from continuing operations	$9.83	$8.52	$7.07	15%	21%
Net (loss) income per share from discontinued operations	(0.04)	(0.04)	0.03	—%	(233)%
Net income per share (basic)	$9.79	$8.48	$7.10	15%	19%
Net income per common share attributable to PCC shareholders (diluted):
Net income per share from continuing operations	$9.76	$8.45	$7.01	16%	21%
Net (loss) income per share from discontinued operations	(0.04)	(0.04)	0.03	—%	(233)%
Net income per share (diluted)	$9.72	$8.41	$7.04	16%	19%

	Fiscal Year			% Increase/(Decrease)
Sales by Market	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Aerospace	$5,472.1	$4,468.2	$3,572.0	22%	25%
% of total	65%	62%	57%
Power	1,647.5	1,509.8	1,347.6	9%	12%
% of total	20%	21%	22%
General Industrial & Other	1,258.2	1,223.9	1,289.1	3%	(5)%
% of total	15%	17%	21%
Total Sales	$8,377.8	$7,201.9	$6,208.7	16%	16%
% of total	100%	100%	100%

Average market price of key metals (per pound)	Fiscal Year			Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$	%	$	%
Nickel	$7.71	$9.54	$10.69	$(1.83)	(19)%	$(1.15)	(11)%
London Metals Exchange (1)
Titanium	$2.82	$4.71	$4.79	$(1.89)	(40)%	$(0.08)	(2)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.33	$16.40	$20.09	$(3.07)	(19)%	$(3.69)	(18)%
Metal Bulletin COFM.8 Index (1)

_________________________

(1)	Source: Bloomberg

Fiscal 2013 compared with fiscal 2012
Total sales for fiscal 2013 were $8,377.8 million, an increase of $1,175.9 million, or 16 percent, from fiscal 2012 sales of $7,201.9 million. The increase in sales compared to the prior year was driven by solid aerospace growth of approximately $1,004 million, or 22 percent, over fiscal 2012 levels, within all three of our segments. The inclusion of a full quarter of TIMET was the largest driver of the sales growth. Excluding the impact of fiscal 2013 and 2012 acquisitions, the increase in sales was 6 percent from a year ago. Base commercial aircraft and Boeing 787 production rates continue to increase, driving steady demand for airframe and engine components, and aerospace aftermarket sales are trending upward. Aerospace sales increased from 62 percent of total sales in fiscal 2012 to 65 percent of total sales in fiscal 2013. Sales within our power market, which includes IGT, oil and gas, and interconnect pipe, increased approximately $138 million, or 9 percent, over the prior year, driven by acquisitions. Other factors contributing to this increase included solid IGT sales performance, driven by continued high spares demand, and growth in oil and gas sales due to accelerating shipments of downhole casings. Sales to the power market decreased from 21 percent of total sales in fiscal 2012 to 20 percent of total sales in fiscal 2013. General industrial sales increased approximately $34 million, or 3 percent, over the prior year primarily due to acquisitions. General industrial and other sales decreased from 17 percent of total sales in fiscal 2012 to 15 percent of total sales in fiscal 2013. We acquired twelve businesses during fiscal 2013, which contributed approximately $900 million to sales in fiscal 2013 (also included in market changes discussed above).
Lower external selling prices of nickel alloy from the Forged Products segment’s three primary mills reduced top-line revenues by approximately $42 million in fiscal 2013 versus fiscal 2012. Nickel prices decreased 19 percent, as reported on the London Metal Exchange (LME) compared to the same period last year. Contractual material pass-through pricing increased sales by approximately $279.1 million in fiscal 2013 versus approximately $301.0 million in fiscal 2012, a decrease of $21.9 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months.
With regard to growth in the commercial aircraft industry, based on data from The Airline Monitor as of February 2013, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2013 as compared to 2012. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately six months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2014, and therefore we anticipate that our aerospace sales will continue to increase in fiscal 2014.
Cost of goods sold was $5,680.3 million, or 68 percent of sales, in fiscal 2013 as compared to $4,939.6 million, or 69 percent of sales, in fiscal 2012. Cost of goods sold as a percent of sales was positively impacted by effective leverage on increased sales volume, increased internal metal sourcing in an effort to reduce costs, and other operational improvements. These improvements were partially offset by the inclusion of lower-margin sales from the acquisitions in the Forged Products and Airframe Products segments. Contractual material pass-through pricing diluted gross margin by 1.1 percentage points in fiscal 2013 compared to 1.4 percentage points last year.
Selling and administrative expenses were $536.2 million, or 6 percent of sales, in fiscal 2013 compared to $446.4 million, or 6 percent of sales, in fiscal 2012. The largest increase in selling and administrative expenses over the prior year is attributable to additional expenses from a full year of the fiscal 2012 acquisitions and the additional fiscal 2013 acquisitions as well as increased acquisition-related expenses.

Net income from continuing operations attributable to PCC for fiscal 2013 was $1,432.0 million, or $9.76 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2012 was $1,229.6 million, or $8.45 per share (diluted). Fiscal 2013 net income attributable to PCC including discontinued operations was $1,426.6 million, or $9.72 per share (diluted), compared with net income of $1,224.1 million, or $8.41 per share (diluted) in fiscal 2012. Fiscal 2013 results include a net loss of $5.4 million, or $0.04 per share (diluted), from discontinued operations, compared to a net loss of $5.5 million, or $0.04 per share (diluted), in the prior year.

Fiscal 2012 compared with fiscal 2011
Total sales for fiscal 2012 were $7,201.9 million, an increase of $993.2 million, or 16 percent, from fiscal 2011 sales of $6,208.7 million. The increase in sales compared to the prior year was driven by solid aerospace growth of approximately $896 million, or 25 percent, over fiscal 2011 levels, particularly within the Investment Cast and Forged Products segments. Boeing and Airbus accelerated base production build rates throughout fiscal 2012, and Boeing 787 production began to ramp up. Aerospace sales increased from 57 percent of total sales in fiscal 2011 to 62 percent of total sales in fiscal 2012. Sales within our power market, which includes IGT, oil and gas, and interconnect pipe, increased approximately $162 million, or 12%, over the prior year. Factors contributing to this increase include solid IGT sales performance, driven by both original equipment manufacturer ("OEM") orders and aftermarket demand, and growth in oil and gas sales, primarily in the Forged Products segment, partially offset by further reductions in interconnect pipe sales. Sales to the power market decreased from 22 percent of total sales in fiscal 2011 to 21 percent of total sales in fiscal 2012. General industrial sales declined approximately $65 million, or 5 percent, over fiscal 2011, as we focused on growing higher margin, intercompany activity. We used more of our internal assets for billet production, with intercompany activity increasing approximately $260 million, or 24%, over last year. General industrial and other sales decreased from 21 percent of total sales in fiscal 2011 to 17 percent of total sales in fiscal 2012. We acquired eight businesses during fiscal 2012, which contributed approximately $400 million to sales in fiscal 2012 (also included in market changes discussed above).
Higher external selling prices of nickel alloy from the Forged Products segment’s three primary mills added approximately $150 million to top-line revenues in fiscal 2012 versus fiscal 2011. Contractual material pass-through pricing increased sales by approximately $301.0 million in fiscal 2012 versus approximately $233.4 million in fiscal 2011, an increase of $67.6 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months. Although nickel prices decreased 11% on the LME compared to the prior year, volume increases, customer-directed forward purchases of nickel, and material price escalators associated with other raw materials drove the increase in material pass-through and selling prices of nickel alloy over the prior year.
Cost of goods sold was $4,939.6 million, or 69 percent of sales, in fiscal 2012 as compared to $4,318.2 million, or 70 percent of sales, in fiscal 2011. Cost of goods sold as a percent of sales was positively impacted by effective leverage on increased sales volume, increased internal metal sourcing in an effort to reduce costs and other operational improvements. These improvements were partially offset by the inclusion of lower-margin sales from the acquisitions in the Forged and Airframe Products segments and new product development costs. Contractual material pass-through pricing diluted gross margin by 1.4 percentage points in fiscal 2012 compared to 1.2 percentage points in fiscal 2011.
Selling and administrative expenses were $446.4 million, or 6 percent of sales, in fiscal 2012 compared to $389.0 million, or 6 percent of sales, in fiscal 2011. The largest increase in selling and administrative expenses over fiscal 2011 is attributable to additional expenses from the fiscal 2012 acquisitions.
Net income from continuing operations attributable to PCC for fiscal 2012 was $1,229.6 million, or $8.45 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2011 was $1,008.4 million, or $7.01 per share (diluted). Fiscal 2012 net income attributable to PCC including discontinued operations was $1,224.1 million, or $8.41 per share (diluted), compared with net income of $1,013.5 million, or $7.04 per share (diluted) in fiscal 2011. Fiscal 2012 results include a net loss of $5.5 million, or $0.04 per share (diluted), from discontinued operations, compared to net income of $5.1 million, or $0.03 per share (diluted), in fiscal 2011.

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
On May 18, 2012, we acquired Centra Industries, a state-of-the art aerostructures manufacturer located in Cambridge, Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly and kit integration. Established in 1974, Centra has approximately 400 employees. The Centra acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On June 15, 2012, we acquired Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties, metallurgical and chemical analyses and low-cycle fatigue testing. Dickson is located in South Gate, California, with approximately 110 employees. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California, with nearly 60 employees. The acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium and steel aerostructures. Klune focuses on complex forming, machining and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington, employs approximately 740 employees. The Klune acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On August 31, 2012, we acquired certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. (collectively referred to as "Progressive"). These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium and titanium, such as bulkheads, wing ribs, spars, frames and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The Progressive acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight-tolerance pipe processing services, including honing, boring, straightening and turning. THI's products are used in oil & gas drilling, completion and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area and employs more than 200 people. The THI acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
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
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of Titanium Metals Corporation ("TIMET") for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) were validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above.  On January 7, 2013, we completed the acquisition of TIMET. Each remaining share of TIMET common stock not tendered in PCC's previous tender offer for TIMET shares (other than shares as to which holder properly exercise appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, TIMET common stock ceased to be traded on the New York Stock Exchange. TIMET, the largest titanium manufacturer in the U.S., offers a full range of titanium products, including ingot and slab, forging billet and mill forms. TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Savoie, France, and employs approximately 2,750 people. The TIMET acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
The purchase price allocations for each business acquisition above, in addition to several minor acquisitions, are subject to further refinement.

Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin-wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, as well as machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment.
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
Over the course of fiscal 2012, we completed several additional minor acquisitions that provide us with expanded manufacturing capabilities.
Fiscal 2011
On January 3, 2011, we acquired an additional 1% equity interest in Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) for approximately $7 million in cash, increasing our equity interest to 50%. We continue to account for this investment under the equity method as we currently do not exercise control of the major operating and financial policies of Chengde. The carrying value of this investment as of March 31, 2013 was $430.1 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $191 million as of March 31, 2013. This difference arose through the valuation process that was applied to the assets acquired.
The above business acquisitions were accounted for under the acquisition method of accounting (except for the investment in Chengde, which was accounted for under the equity method) and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

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
Fiscal 2013
During the fourth quarter of fiscal 2013, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations.
During the second quarter of fiscal 2013, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a gain of approximately $2.3 million (net of tax) and cash proceeds of $6.0 million.

Fiscal 2012
During the fourth quarter of fiscal 2012, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the first quarter of fiscal 2014.
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

Financial results by segment
We analyze our operating segments and manage our business across three reportable segments: Investment Cast Products, Forged Products and Airframe Products.

	Fiscal Year			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales:
Investment Cast Products	$2,480.4	$2,326.9	$2,095.6	7%	11%
Forged Products	3,566.0	3,176.8	2,768.3	12%	15%
Airframe Products	2,331.4	1,698.2	1,344.8	37%	26%
Consolidated net sales	$8,377.8	$7,201.9	$6,208.7	16%	16%
Segment operating income:
Investment Cast Products	$838.4	$766.4	$665.5	9%	15%
% of sales	33.8%	32.9%	31.8%
Forged Products	777.0	684.9	538.1	13%	27%
% of sales	21.8%	21.6%	19.4%
Airframe Products	690.8	488.1	411.0	42%	19%
% of sales	29.6%	28.7%	30.6%
Corporate expense	(144.9)	(123.5)	(113.1)	17%	9%
Total segment operating income	2,161.3	1,815.9	1,501.5	19%	21%
% of sales	25.8%	25.2%	24.2%
Interest expense, net	31.8	5.2	9.0
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$2,129.5	$1,810.7	$1,492.5

	Fiscal Year			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Contractual material pass-through:
Investment Cast Products	$74.7	$76.9	$51.1	(3)%	50%
Forged Products	194.2	210.3	170.4	(8)%	23%
Airframe Products	10.2	13.8	11.9	(26)%	16%
Total contractual material pass-through	$279.1	$301.0	$233.4	(7)%	29%

	Fiscal Year			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Intercompany sales activity:(1)
Investment Cast Products(2)	$303.0	$295.5	$238.8	3%	24%
Forged Products(3)	991.0	927.4	739.9	7%	25%
Airframe Products(4)	150.0	115.9	99.4	29%	17%
Total intercompany sales activity	$1,444.0	$1,338.8	$1,078.1	8%	24%

_________________________

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $51.9 million, $47.5 million and $33.2 million for fiscal 2013, 2012 and 2011, respectively.

(3)	Forged Products: Includes intersegment sales activity of $102.9 million, $87.3 million and $67.4 million for fiscal 2013, 2012 and 2011, respectively.

(4)	Airframe Products: Includes intersegment sales activity of $6.6 million, $4.5 million and $4.2 million for fiscal 2013, 2012 and 2011, respectively.

Investment Cast Products
The Investment Cast Products segment manufactures investment castings and provides related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses, unmanned aerial vehicles and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by Market:
Aerospace	$1,578.9	$1,496.0	$1,304.8	6%	15%
% of total	64%	64%	62%
Power	718.4	623.5	555.8	15%	12%
% of total	29%	27%	27%
General Industrial & Other	183.1	207.4	235.0	(12)%	(12)%
% of total	7%	9%	11%
Total Sales	$2,480.4	$2,326.9	$2,095.6	7%	11%
Operating income	$838.4	$766.4	$665.5	9%	15%
% of sales	33.8%	32.9%	31.8%

Fiscal 2013 compared with fiscal 2012
The Investment Cast Products segment reported fiscal 2013 sales of $2,480.4 million, an increase of 7 percent from prior year sales of $2,326.9 million. Aerospace sales increased approximately $83 million, or 6 percent, over the prior year driven by higher build rates of commercial aircraft, including the Boeing 787. This segment is solidly positioned on all major commercial aircraft programs and is producing at the currently published production rates. In the power market, IGT sales increased by approximately $83 million, or 14%, over the prior year due to strong demand for spares driven by historically low natural gas prices. The increases in aerospace and IGT sales were partially offset by declines in general industrial and other sales. Sales also include $74.7 million of higher pricing related to contractual pass-through of increased material costs compared to $76.9 million in fiscal 2012, a decrease of $2.2 million.
Operating income for the Investment Cast Products segment was $838.4 million or 33.8 percent of sales in fiscal 2013, compared to $766.4 million, or 32.9 percent of sales, in fiscal 2012. Operating income increased compared to the prior year as the segment delivered strong operating performance and generated strong incremental margins as it continued to capture opportunities for cost reduction and improved productivity across most of its manufacturing facilities. The segment improved operating margin by 0.9 percentage points year-over-year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in fiscal 2013 compared to 1.2 percentage points last year.
The Investment Cast Products segment anticipates growing aerospace sales driven by the increases in aerospace base program build rates, as well as by 787 production, which will continue to be a strong contributor to segment sales. Additionally, IGT OEM upgrade programs and new product launches provide further upside potential.
Fiscal 2012 compared with fiscal 2011
The Investment Cast Products segment reported fiscal 2012 sales of $2,326.9 million, an increase of 11 percent from fiscal 2011 sales of $2,095.6 million. Aerospace sales increased approximately $191 million, or 15 percent, over fiscal 2011 driven by higher build rates of commercial aircraft, including the Boeing 787. This segment also experienced solid increases in commercial and military aftermarket sales due to the greater frequency of takeoffs and landings. Within our power market, IGT sales increased by approximately $57 million, or 11 percent, over fiscal 2011, driven by both OEM orders and aftermarket demand. The increases in aerospace and IGT sales were partially offset by declines in general industrial and other sales. Sales also include $76.9 million of higher pricing related to contractual pass-through of increased material costs compared to $51.1 million in fiscal 2011, an increase of $25.8 million.
Operating income for the Investment Cast Products segment was $766.4 million, or 32.9 percent of sales, in fiscal 2012, compared to $665.5 million, or 31.8 percent of sales, in fiscal 2011. Operating income increased compared to fiscal 2011 as the segment continued to generate solid incremental margins on increased sales volumes into aerospace and IGT markets. The segment improved operating margin by 1.1 percentage points year-over-year driven by the solid drop-through on increased volume, partially offset by costs associated with anticipated volume increases, including maintenance and training expenses.

Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in fiscal 2012 compared to 0.8 percentage points in fiscal 2011.
Forged Products
The Forged Products segment manufactures forged components from titanium and nickel-based alloys principally for the aerospace and power markets and manufactures nickel, titanium and cobalt-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and reusing them in casting, forging and fastener manufacturing processes. Forged Products’ sales to the aerospace and power markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces interconnect pipe and downhole casings for the oil and gas industries.

	Fiscal Year			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by Market:
Aerospace	$1,960.2	$1,692.4	$1,317.1	16%	28%
% of total	55%	53%	48%
Power	897.3	862.7	774.6	4%	11%
% of total	25%	27%	28%
General Industrial & Other	708.5	621.7	676.6	14%	(8)%
% of total	20%	20%	24%
Total Sales	$3,566.0	$3,176.8	$2,768.3	12%	15%
Operating income	$777.0	$684.9	$538.1	13%	27%
% of sales	21.8%	21.6%	19.4%

Fiscal 2013 compared with fiscal 2012
The Forged Products segment reported fiscal 2013 sales of $3,566.0 million, an increase of 12 percent from prior year sales of $3,176.8 million. Fiscal 2013 results include the benefit from the acquisitions of RathGibson for the whole year, Aerocraft and Dickson for approximately nine months, THI for five months and one full quarter for TIMET. The inclusion of TIMET was the largest driver of sales growth. Similar to the Investment Cast Products segment, aerospace OEM continues to be aligned with current commercial aircraft production rates as aerospace sales improved by approximately $268 million, or 16 percent, year over year. However, aerospace sales in fiscal 2013 were negatively impacted by an unplanned outage of the 29,000-ton press in Wyman-Gordon's Houston facility in the second quarter. Sales within our power market increased approximately $35 million, or 4 percent, compared to the prior year. Factors contributing to this increase were the fiscal 2013 acquisitions and increased shipments of downhole casings, partially offset by lower IGT and interconnect pipe sales. General industrial sales increased approximately $87 million, or 14 percent, during fiscal 2013, aided by the acquisition of TIMET. Lower external selling prices of nickel alloy sales from the segment’s three primary mills reduced top-line revenues by approximately $42 million in fiscal 2013 versus fiscal 2012, due in part to nickel price decreases of 19 percent, as reported on the LME, compared to the same period last year. Fiscal 2013 sales also include $194.2 million of contractual pricing related to pass-through of increased raw material costs compared to $210.3 million in fiscal 2012, a decrease of $16.1 million.
Operating income for the Forged Products segment was $777.0 million, or 21.8 percent of sales, in fiscal 2013, compared to $684.9 million, or 21.6 percent of sales, in fiscal 2012. The segment delivered solid operating margins for fiscal 2013, despite the impact from the press outage mentioned above and inclusion of lower margin acquisitions. The segment's operating margins increased by 0.2 percentage points year over year. The contractual pass-through of higher raw material costs diluted operating margins by 1.2 percentage points in fiscal 2013 compared to 1.5 percentage points last year.
The Forged Products segment is positioned for further aerospace growth in fiscal 2013 as base commercial aircraft and Boeing 787 production schedules continue to increase. The addition of TIMET is a significant catalyst in achieving our long-term objectives by providing opportunities to expand operations and develop new markets. We see opportunities for sales growth in oil and gas markets in fiscal 2013 as future downhole casing production ramps. We expanded our oil and gas base with the acquisition of THI and expanded our power platform with the acquisition of RathGibson. In addition, we are seeing increased order activity for inter-connect pipe.

Fiscal 2012 compared with fiscal 2011
The Forged Products segment reported fiscal 2012 sales of $3,176.8 million, an increase of 15 percent from fiscal 2011 sales of $2,768.3 million. Fiscal 2012 results include the benefit from the acquisitions of KLAD, Tru-Form and Rollmet for part of the year. Similar to Investment Cast Products, this segment experienced robust OEM and aftermarket aerospace activity as aerospace sales improved by approximately $375 million, or 28 percent, year-over-year. In addition, sales within our power market increased approximately $88 million, or 11 percent, compared to fiscal 2011. Factors contributing to this increase included growth in IGT sales due to market share gains and oil and gas sales aided by the acquisitions of Rollmet and KLAD, partially offset by a decline in interconnect pipe shipments. Although interconnect pipe sales continued to lag fiscal 2011 levels, demand is beginning to improve. General industrial sales declined approximately $55 million, or 8 percent, during fiscal 2012, as the segment used more of its internal assets for billet production, with intercompany activity increasing approximately $187 million, or 25 percent, over fiscal 2011. Higher external selling prices of external alloy sales from the segment’s three primary mills added approximately $150 million to top-line revenues in fiscal 2012 versus fiscal 2011. Fiscal 2012 sales also include $210.3 million of contractual pricing related to pass-through of increased raw material costs compared to $170.4 million in fiscal 2011, an increase of $39.9 million.
Operating income for the Forged Products segment was $684.9 million or 21.6 percent of sales in fiscal 2012, compared to $538.1 million, or 19.4 percent of sales, in fiscal 2011. The increase in operating income year-over-year was primarily driven by solid leverage from increased aerospace and IGT volume and the contribution from the acquisitions. The segment's operating margins increased by 2.2 percentage points year over year despite higher development costs associated with testing and qualifying new oil and gas products. Operationally, the segment achieved strong base incremental drop-though and increased internal metal sourcing to reduce costs. The contractual pass-through of higher raw material costs diluted operating margins by 1.5 percentage points in fiscal 2012, compared to 1.3 percentage points in fiscal 2011.

Airframe Products
The Airframe Products segment manufacturers highly engineered fasteners, fastener systems, aerostructures and precision components, primarily for critical aerospace applications. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation.

	Fiscal Year			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by Market:
Aerospace	$1,933.0	$1,279.8	$950.1	51%	35%
% of total	83%	75%	71%
Power	31.8	23.6	17.2	35%	37%
% of total	1%	2%	1%
General Industrial & Other	366.6	394.8	377.5	(7)%	5%
% of total	16%	23%	28%
Total Sales	$2,331.4	$1,698.2	$1,344.8	37%	26%
Operating income	$690.8	$488.1	$411.0	42%	19%
% of sales	29.6%	28.7%	30.6%

Fiscal 2013 compared with fiscal 2012
The Airframe Products segment reported fiscal 2013 sales of $2,331.4 million, a 37 percent increase from fiscal 2012 sales of $1,698.2 million. Fiscal 2013 results include contributions from Centra for ten months, Klune for eight months, Progressive for seven months, and Synchronous for nearly four months. The segment also received a strong contribution from Primus, which was acquired midway through the second quarter of fiscal 2012, and PB Fasteners, which was acquired at the beginning of the third quarter of fiscal 2012. This segment experienced robust growth in aerospace sales of approximately $653 million, or 51 percent, due to acquisitions and strong organic growth from the commercial aerospace industry, reflecting the segment's solid market share position on all major platforms. The segment's core fastener production rates are strong, and the aerostructures businesses are showing solid gains. General industrial sales decreased approximately $28 million, or 7 percent, over the prior year as the segment focused on its core aerospace markets.
Operating income for the Airframe Products segment was $690.8 million, or 29.6 percent of sales, in fiscal 2013, compared to $488.1 million, or 28.7 percent of sales, in fiscal 2012. Operating income as a percent of sales increased 0.9 points compared to a year ago despite the addition of a number of lower-margin-acquisitions. The segment demonstrated strong operating leverage, extracting solid drop-through from its base businesses due to increasing manufacturing efficiencies.
The Airframe Products segment is expected to benefit from further growth in fiscal 2014 due to increasing aircraft build rates. With the acquisition of Centra, Klune, Progressive and Synchronous along with our acquisitions last year we continue to see strong organic growth in commercial aerospace solidly positioned on all the major commercial platforms. The acquired companies are quickly adapting to our operational methods and are demonstrating solid performance improvements.
Fiscal 2012 compared with fiscal 2011
The Airframe Products segment reported fiscal 2012 sales of $1,698.2 million, a 26 percent increase from fiscal 2011 sales of $1,344.8 million. Fiscal 2012 results include the contribution from the Primus and PB Fasteners acquisitions for part of the year. This segment experienced a solid recovery in aerospace sales compared to fiscal 2011, which increased approximately $330 million, or 35 percent, driven by a steady acceleration in orders for the segment's critical aerospace core fastener products and the contribution from acquisitions. While the gap between order levels and commercial aircraft production rates continued to close, the segment still lagged the build rates as customer inventory levels continued to be depleted. In terms of the aerostructure products within the segment, sales are tracking closely to increased commercial build rates. General industrial sales increased approximately $17 million, or 5%, over fiscal 2011.
Operating income for the Airframe Products segment was $488.1 million, or 28.7 percent of sales, in fiscal 2012, compared to $411.0 million, or 30.6 percent of sales, in fiscal 2011. The increased volume of core product running through the Airframe Products business was starting to drive solid incremental drop through. However, operating margins were reduced by 1.9 percentage points due to the inclusion of lower-margin sales from the acquisitions in fiscal 2012 results.
Interest and taxes
Net interest expense during fiscal 2013 was $31.8 million, compared with $5.2 million during fiscal 2012. This significant increase was due to debt associated with the acquisition of TIMET. In the third quarter of fiscal 2013, we entered into a bridge financing commitment, and the related costs of approximately $6.5 million were expensed during the third quarter of fiscal 2013. In addition, during the last month of the third quarter we issued $3.0 billion of debt to finance the acquisition of TIMET. The company incurred an additional $18.0 million of interest and financing expenses associated with that debt. Interest income for fiscal 2013 was $6.3 million compared to $7.6 million in fiscal 2012. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
Net interest expense in fiscal 2012 was $5.2 million, compared with $9.0 million in fiscal 2011. The reduced interest expense was primarily due to lower debt balances, partially offset by a make-whole prepayment of interest associated with the early retirement of our remaining outstanding private note. The private note was repaid in November 2011 in advance of its August 2014 stated maturity. Interest income increased as a result of an increase in cash balances invested outside the U.S. earning rates higher than U.S. interest rates.
The effective tax rate for fiscal 2013 was 32.7 percent, 0.1 percentage points lower than the 32.8 percent effective tax rate in fiscal 2012. The lower effective tax rate is primarily due to an increase in benefits from earnings taxed at rates lower than the U.S. statutory rate, partially offset by reduced benefits from the federal manufacturing deduction.
The effective tax rate for fiscal 2012 was 32.8 percent, 0.7 percentage points lower than the 33.5 percent effective tax rate in fiscal 2011. The decrease in the full-year tax rate compared to the prior year was primarily due to a reduction in state taxes, increased benefits from earnings taxed at rates lower than the U.S statutory tax rate and benefits from non-recurring adjustments to prior year tax assets and liabilities, partially offset by reduced benefits from the research and development credit.

Liquidity and capital resources
Total assets of $16,896.0 million at March 31, 2013 represented a $6,337.2 million increase from the $10,558.8 million balance at April 1, 2012. The increase in total assets principally reflects proceeds from the $3.0 billion debt offering, which were used to fund the acquisition of TIMET, and $600.7 million of commercial paper borrowings, which were used to fund other fiscal 2103 acquisitions. Cash generated from operations during fiscal 2013 was $1,458.5 million. Tangible and intangible assets recorded in the twelve acquisitions during fiscal 2013 also contributed to the increase, since assets acquired exceeded assets used in the acquisition due to the liabilities assumed.
Total capitalization at March 31, 2013 was $13,611.6 million, consisting of $3,807.2 million of debt and $9,804.4 million of equity. The debt-to-capitalization ratio increased to 28.0% at March 31, 2013 from 2.4% at the end of fiscal 2012, reflecting higher borrowings to fund fiscal 2013 acquisitions. On December 17, 2012, we entered into an Underwriting Agreement with several underwriters for the issuance and sale by the Company of $3.0 billion aggregate principal amount of notes as follows: $500.0 million of 0.70% senior notes due 2015; $1.0 billion of 1.25% senior notes due 2018; $1.0 billion of 2.50% senior notes due 2023; and $500.0 million of 3.90% senior notes due 2043.
Cash as of March 31, 2013 was $280.2 million, a decrease of $418.5 million from the end of fiscal 2012, and total debt was $3,807.2 million, up $3,599.0 million since the end of fiscal 2012. The net negative cash flow reflects cash paid to acquire businesses (net of cash acquired) of $5,065.2 million, capital expenditures of $320.6 million and $92.5 million of stock repurchases, partially offset by cash generated from operations of $1,458.5 million and $129.2 million from the issuance of common stock.
Capital spending of $320.6 million in fiscal 2013 principally provided for cost reduction and productivity projects and equipment upgrades throughout the Company. We expect our baseline capital expenditures for fiscal 2014 to be modestly higher than fiscal 2013 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
During fiscal 2013, we contributed $69.1 million to the defined benefit pension plans, of which $50.0 million was voluntary. In the first quarter of fiscal 2014, we will make a $50.0 million voluntary contribution to various defined benefit pension plans. We expect to contribute approximately $20.3 million of required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $70.3 million in fiscal 2014. In addition, we contributed $8.4 million to the other postretirement benefit plans during fiscal 2013. We expect to contribute approximately $8.0 million to the other postretirement benefit plans during fiscal 2014.
In December 2012, we acquired $121.7 million of debt as a result of the acquisition of TIMET.  This debt was repaid during the third quarter of fiscal 2013.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we will continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of March 31, 2013, the amount of commercial paper borrowings outstanding was $600.8 million and the weighted average interest rate was 0.2%. There were no commercial paper borrowings outstanding as of April 1, 2012. During fiscal 2013, the average amount of commercial paper borrowings outstanding was $422.8 million and the weighted average interest rate was 0.2%. During fiscal 2012, the average amount of commercial paper borrowings outstanding was $57.6 million and the weighted average interest rate was 0.3%. During fiscal 2013 and 2012, the largest daily balance of outstanding commercial paper borrowings was $941.0 million and $390.0 million, respectively. We do not anticipate any changes in our ability to borrow under our current credit facility, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be or the source of the borrowed funds.
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
On December 17, 2012, we entered into a 364-day $1.0 billion revolving credit facility maturing December 16, 2013 (the “New Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of March 31, 2013. The New

Credit Agreement is in addition to the existing $1 billion Original Credit Agreement. The Original and New Credit Agreements may be referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of March 31, 2013 was $1.4 billion. Our financial covenant requirement and actual ratio as of March 31, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	28.0%

_________________________

(1)	Terms are defined in the Credit Agreements.
As of March 31, 2013, we were in compliance with the financial covenant in the Credit Agreements.
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

Off balance sheet arrangements
There are currently no off-balance sheet arrangements that are, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual obligations and commercial commitments
We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual payment obligations as of March 31, 2013 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt	$3,816.8	$203.3	$3.0	$507.0	$602.1	$1,000.7	$1,500.7
Operating leases(1)	251.8	46.2	36.8	29.0	25.4	21.0	93.4
Cash contributions to qualified pension plans	86.6	20.3	18.4	15.5	15.4	17.0	—
Interest on fixed-rate debt	907.8	70.2	61.8	60.6	57.6	54.4	603.2
Interest on variable-rate debt(2)	4.4	1.2	1.2	1.2	0.8	—	—
Total	$5,067.4	$341.2	$121.2	$613.3	$701.3	$1,093.1	$2,197.3

_________________________

(1)	Operating lease obligations include $40.2 million attributable to operations held-for-sale.

(2)	Interest on variable-rate debt is based on current prevailing interest rates.
Our reserve for uncertain tax positions at March 31, 2013 was $23.6 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Note 10 to the Consolidated Financial Statements for additional information regarding our reserve for uncertain tax positions.
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
Acquisition accounting
We account for acquired businesses using the acquisition method of accounting. This requires that we make various assumptions and estimates regarding the fair value of assets, liabilities and contractual as well as non-contractual contingencies at the date of acquisition. These assumptions can have a material impact on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future.
Goodwill and acquired intangibles
We regularly acquire businesses in purchase transactions that typically result in the recognition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and possible impairment charges. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements.
Goodwill and indefinite-lived intangible assets related to our continuing operations are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets exceeds their fair value. For fiscal 2013, our reporting units consisted of two operating segments within our Investment Cast Products reportable operating segment, three operating segments within our Forged Products reportable operating segment, as well as four reporting units in our Airframe Products reportable operating segment.  TIMET, which was acquired in the third quarter of fiscal 2013, will be tested for goodwill impairment in fiscal 2014.
Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on future cash flows, expected market growth rates, our estimates of sales volumes, sales prices and related costs, and the discount rate applied, which reflects the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by factors such as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting from an impairment of the goodwill. We also consider comparable transactions to estimate the fair value of the reporting units. The cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2013 goodwill impairment analysis ranged from 8% to 13% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 8% to 18% over the initial five-year forecast period. A sensitivity analysis determined that using terminal growth rates of 3%, 4% or 5% would not result in impairment in the fiscal 2013 goodwill impairment analysis. We performed a sensitivity analysis on both of these factors and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by 57% or the discount rate utilized could increase by 8%, and the goodwill of our reporting units would not be impaired. The reporting unit that would be most sensitive to worsening economic conditions has $78.9 million of goodwill recorded as of March 31, 2013.
The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the estimated fair value, impairment is recorded. For fiscal 2013 and 2012, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value.
Environmental costs
The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental liabilities accrued at March 31, 2013 and April 1, 2012 were $294.4 million and $71.4 million, respectively. The increase in environmental liabilities during fiscal 2013 was primarily due to the reserves related to the TIMET acquisition.
In fiscal 2013 the environmental liability was increased by $227.8 million from acquisitions, the majority of which was related to the acquisition of TIMET. Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended over many years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as, among others, the nature and extent of contamination, changes in legal and remedial requirements and changes in cleanup technologies. In the case of our recent acquisitions, and specifically the TIMET acquisition, we continue to investigate the extent of contamination that existed on the acquisition date, and we expect to revise the provisional amount we recorded as of the acquisition date as additional information about the costs to remediate the existing matters is gathered and evaluated.
Guidance on asset retirement and environmental obligations clarifies the term "conditional asset retirement obligation" and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this guidance include those for which an entity has a significant obligation to perform an asset retirement activity; however, the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. This guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $6.3 million to satisfy these asset retirement obligations. However, we have not recognized a liability under guidance for asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Income taxes
Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable, because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Tax benefits arising from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination by the relevant tax authorities. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.
Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with defined benefit pension and other postretirement plans accounting guidance. Plan assets have been valued at fair value in accordance with this guidance. Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate.  For valuation of our pension liabilities, we derive a market-based discount rate from yields on high quality, liquid fixed income securities at the end of our fiscal year. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be effectively settled. For our U.S. Plans, we used a discount rate assumption of 4.25% for the total benefit obligation of our pension plans at our March 31, 2013 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 4.76% for the total benefit obligation of our pension plans at our March 31, 2013 measurement date.
In developing the long-term rate of return on plan assets assumptions, we evaluate input from third-party investment consultants and actuaries review asset allocation and investment strategies, ranges of projected and historical returns, and inflation and economic assumptions. The expected return assumptions are derived from asset allocations within the Company's target asset allocation ranges consistent with our diversified investment approach. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement. For our U.S. Plans, we used a long-term rate of return assumption of 8.0% to calculate the 2013 and 2012 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 7.5% to calculate the 2013 and 2012 net periodic pension cost. For fiscal 2013, our U.S. net periodic pension expense was $50.4 million and non-U.S. net periodic pension income was $2.4 million. We estimate that for fiscal 2014, our U.S. net periodic pension expense will be approximately $55.5 million and non-U.S. net periodic pension income will be approximately $7.5 million. Our U.S. net postretirement benefit cost was $6.5 million for fiscal 2013, and we estimate that for fiscal 2014, our U.S. net postretirement benefit cost will be $7.2 million.
The table below quantifies the approximate impact, as of March 31, 2013, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$6.9
Expected long-term rate of return	$5.3
Increase in projected benefit obligation:
Discount rate	$93.2

The approximate impact, as of March 31, 2013, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

Recently issued accounting standards
In March 2013, the Financial Accounting Standards Board ("FASB") issued amendments to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or a group of assets within a foreign entity. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and will be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In February 2013, the FASB issued guidance that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and will be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In July 2012, the FASB issued guidance that amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance is effective for the Company for our annual impairment test for fiscal 2014. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.
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
Interest Rate Risk
We have variable rate debt obligations that expose us to interest rate risk.  If market interest rates had averaged 10 percent higher than actual levels in fiscal 2013 or 2012, the effect on our interest expense and net income would not have been material.
Foreign Currency Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in the “Summary of Significant Accounting Policies” in the Financial Statements and Supplementary Data, we had foreign currency hedges in place at March 31, 2013 and April 1, 2012 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of March 31, 2013, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.

Material Cost Risk
We have entered into long-term supply agreements to fix the purchase price of certain strategic raw materials as of March 31, 2013 and April 1, 2012. In addition, we had escalation clauses related to raw material pricing in certain of our sales contracts at March 31, 2013 and April 1, 2012. If market rates had averaged 10 percent higher than actual levels in either fiscal 2013 or 2012, the effect on our cost of sales and net earnings, after considering the effects of these supply agreements and related sales contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	March 31, 2013	April 1, 2012	April 3, 2011
Net sales	$8,377.8	$7,201.9	$6,208.7
Costs and expenses:
Cost of goods sold	5,680.3	4,939.6	4,318.2
Selling and administrative expenses	536.2	446.4	389.0
Interest expense	38.1	12.8	13.5
Interest income	(6.3)	(7.6)	(4.5)
Total costs and expenses	6,248.3	5,391.2	4,716.2
Income before income tax expense and equity in earnings of unconsolidated affiliates	2,129.5	1,810.7	1,492.5
Income tax expense	(695.6)	(594.0)	(499.4)
Equity in earnings of unconsolidated affiliates	0.6	14.6	16.6
Net income from continuing operations	1,434.5	1,231.3	1,009.7
Net (loss) income from discontinued operations	(5.4)	(5.5)	5.1
Net income	1,429.1	1,225.8	1,014.8
Net income attributable to noncontrolling interests	(2.5)	(1.7)	(1.3)
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,426.6	$1,224.1	$1,013.5
Net income (loss) per common share attributable to PCC shareholders— basic:
Net income per share from continuing operations	$9.83	$8.52	$7.07
Net (loss) income per share from discontinued operations	(0.04)	(0.04)	0.03
Net income per share (basic)	$9.79	$8.48	$7.10
Net income (loss) per common share attributable to PCC shareholders— diluted:
Net income per share from continuing operations	$9.76	$8.45	$7.01
Net (loss) income per share from discontinued operations	(0.04)	(0.04)	0.03
Net income per share (diluted)	$9.72	$8.41	$7.04
Weighted average common shares outstanding:
Basic	145.7	144.4	142.7
Diluted	146.7	145.6	143.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions)	March 31, 2013	April 1, 2012	April 3, 2011
Net income	$1,429.1	$1,225.8	$1,014.8
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustments	(98.7)	(13.1)	109.5
Unrealized gain on available-for-sales securities (net of income tax expense of $7.9, $0.0, and $0.0 respectively)	14.6	—	—
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations (net of income tax benefit of $0.8, $0.5, and $0.1 respectively)	1.3	(0.8)	3.7
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0.2, $0.1, and $2.0 respectively)	(0.9)	(0.2)	(4.3)
Pension and post retirement obligations (net of income tax benefit of $22.6, $98.5, and $14.5 respectively)	(26.8)	(193.0)	(26.3)
Other comprehensive (loss) income, net of tax	(110.5)	(207.1)	82.6
Total comprehensive income (loss) attributable to noncontrolling interests	0.1	(1.7)	(1.3)
Total comprehensive income attributable to PCC	$1,318.7	$1,017.0	$1,096.1
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	March 31, 2013	April 1, 2012
Assets
Current assets:
Cash and cash equivalents	$280.2	$698.7
Receivables, net of allowance of $6.2 in 2013 and $3.9 in 2012	1,509.3	1,186.4
Inventories	2,981.8	1,815.3
Prepaid expenses and other current assets	159.3	29.4
Income tax receivable	5.0	7.8
Deferred income taxes	101.4	—
Discontinued operations	43.2	48.2
Total current assets	5,080.2	3,785.8
Property, plant and equipment:
Land	137.8	91.2
Buildings and improvements	464.3	357.3
Machinery and equipment	2,671.6	2,015.2
Construction in progress	256.6	144.8
	3,530.3	2,608.5
Accumulated depreciation	(1,441.1)	(1,286.3)
Net property, plant and equipment	2,089.2	1,322.2
Goodwill	5,906.7	3,514.3
Acquired intangible assets, net	3,030.4	1,228.1
Investment in unconsolidated affiliates	445.4	442.8
Other assets	300.1	195.4
Discontinued operations	44.0	70.2
	$16,896.0	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$204.0	$0.5
Accounts payable	941.0	713.7
Accrued liabilities	552.2	335.0
Deferred income taxes	—	1.4
Discontinued operations	14.4	20.3
Total current liabilities	1,711.6	1,070.9
Long-term debt	3,603.2	207.7
Pension and other postretirement benefit obligations	548.3	358.9
Other long-term liabilities	456.5	279.6
Deferred income taxes	761.4	259.1
Discontinued operations	10.6	17.8
Commitments and contingencies (See Notes)
Shareholders’ equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2013 and 2012	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 146,206,952 and 145,257,531 shares in 2013 and 2012	146.2	145.3
Paid-in capital	1,776.8	1,653.6
Retained earnings	8,412.6	7,003.5
Accumulated other comprehensive loss	(552.2)	(441.7)
Total PCC shareholders’ equity	9,783.4	8,360.7
Noncontrolling interest	21.0	4.1
Total equity	9,804.4	8,364.8
	$16,896.0	$10,558.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	March 31, 2013	April 1, 2012	April 3, 2011
Operating Activities:
Net income	$1,429.1	$1,225.8	$1,014.8
Net loss (income) from discontinued operations	5.4	5.5	(5.1)
Non-cash items:
Depreciation and amortization	214.9	169.8	163.8
Deferred income taxes	134.2	70.8	77.6
Stock-based compensation expense	52.2	48.4	47.3
Excess tax benefits from share-based payment arrangements	(35.3)	(29.6)	(30.3)
Other non-cash adjustments	(9.6)	(15.8)	(9.5)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(53.3)	(145.6)	(123.6)
Inventories	(217.9)	(223.5)	(7.5)
Prepaid expenses and other current assets	(6.8)	(6.2)	1.0
Income tax receivable and payable	34.4	40.3	82.5
Payables and accruals	65.9	30.4	31.7
Pension and other postretirement benefit plans	(38.1)	(51.3)	(108.5)
Other non-current assets and liabilities	(99.7)	(55.1)	(88.4)
Net cash used by operating activities of discontinued operations	(16.9)	(25.6)	(7.8)
Net cash provided by operating activities	1,458.5	1,038.3	1,038.0
Investing Activities:
Acquisitions of businesses, net of cash acquired	(5,065.2)	(1,423.9)	(37.2)
Investment in unconsolidated affiliates	—	—	(11.2)
Capital expenditures	(320.6)	(192.1)	(120.4)
Dispositions of businesses	31.4	—	17.6
Other investing activities, net	11.1	26.4	16.0
Net cash (used) provided by investing activities of discontinued operations	(2.3)	—	2.3
Net cash used by investing activities	(5,345.6)	(1,589.6)	(132.9)
Financing Activities:
Net change in commercial paper borrowings	600.7	—	—
Proceeds from issuance of long-term debt	2,993.2	—	—
Repayments of long-term debt	(131.1)	(28.6)	(14.7)
Payments for debt issuance costs	(23.2)	—	—
Common stock issued	129.2	122.1	116.3
Excess tax benefits from share-based payment arrangements	35.3	29.6	30.3
Repurchase of common stock	(92.5)	—	—
Cash dividends	(17.5)	(17.3)	(17.1)
Other financing activities, net	(1.7)	(2.4)	(1.2)
Net cash provided by financing activities	3,492.4	103.4	113.6
Effect of exchange rate changes on cash and cash equivalents	(23.8)	(12.4)	27.9
Net (decrease) increase in cash and cash equivalents	(418.5)	(460.3)	1,046.6
Cash and cash equivalents at beginning of year	698.7	1,159.0	112.4
Cash and cash equivalents at end of year	$280.2	$698.7	$1,159.0
Supplemental Disclosures
Cash paid during the year for:
Interest	$19.9	$12.1	$13.0
Income taxes, net of refunds received	$531.7	$483.1	$354.6
Non-cash investing and financing activities:
Debt assumed in connection with business acquisitions	$137.4	$—	$—
Dividends declared but not paid	$4.4	$4.4	$4.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

	PCC Shareholders					Non-controlling Interest	Total Equity
	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income
(In millions, except per share data)	Shares	Amount
Balance at March 28, 2010	141.9	$141.9	$1,263.8	$4,800.3	$(317.2)	$2.9	$5,891.7
Common stock issued pursuant to stock plans	1.8	1.8	114.5	—	—	—	116.3
Stock-based compensation expense	—	—	48.6	—	—	—	48.6
Tax benefit from stock-based compensation	—	—	28.8	—	—	—	28.8
Cash dividends ($0.12 per share)	—	—	—	(17.1)	—	—	(17.1)
Distributions to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Net income	—	—	—	1,013.5	—	1.3	1,014.8
Other comprehensive income	—	—	—	—	82.6	—	82.6
Balance at April 3, 2011	143.7	143.7	1,455.7	5,796.7	(234.6)	3.0	7,164.5
Common stock issued pursuant to stock plans	1.6	1.6	120.5	—	—	—	122.1
Stock-based compensation expense	—	—	49.4	—	—	—	49.4
Tax benefit from stock-based compensation	—	—	28.0	—	—	—	28.0
Cash dividends ($0.12 per share)	—	—	—	(17.3)	—	—	(17.3)
Distributions to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	1,224.1	—	1.7	1,225.8
Other comprehensive loss	—	—	—	—	(207.1)	—	(207.1)
Balance at April 1, 2012	145.3	145.3	1,653.6	7,003.5	(441.7)	4.1	8,364.8
Common stock issued pursuant to stock plans	1.4	1.4	127.9	—	—	—	129.3
Repurchase of common stock	(0.5)	(0.5)	(92.0)	—	—	—	(92.5)
Stock-based compensation expense	—	—	53.5	—	—	—	53.5
Tax benefit from stock-based compensation	—	—	33.3	—	—	—	33.3
Cash dividends ($0.12 per share)	—	—	—	(17.5)	—	—	(17.5)
Distributions to noncontrolling interests	—	—	—	—	—	(1.7)	(1.7)
Assumptions of additional noncontrolling interests	—	—	—	—	—	421.5	421.5
Purchases from noncontrolling interests	—	—	0.5	—	—	(405.4)	(404.9)
Net income	—	—	—	1,426.6	—	2.5	1,429.1
Other comprehensive loss	—	—	—	—	(110.5)	—	(110.5)
Balance at March 31, 2013	146.2	$146.2	$1,776.8	$8,412.6	$(552.2)	$21.0	$9,804.4

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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 3 to 12 years for machinery and equipment and 3 to 7 years for computer hardware and software. Depreciation expense was $187.0 million, $154.6 million and $148.3 million in fiscal 2013, 2012 and 2011, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.
Acquisition accounting
We account for acquired businesses using the acquisition method of accounting. This requires that we make various assumptions and estimates regarding the fair value of assets, liabilities and contractual as well as non-contractual contingencies at the date of acquisition. These assumptions can have a material impact on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future.
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
Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1 to 19 years; proprietary technology, 15 years; tradenames, 3 years; customer relationships, 3 to 23 years; and backlog, 0 to 5 years.

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
Environmental costs
We own, or previously owned, properties that may require environmental remediation or action. We estimate the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties. Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of some site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no estimated amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental liabilities accrued at March 31, 2013 and April 1, 2012 were $294.4 million and $71.4 million, respectively. The increase in environmental liabilities during fiscal 2013 was primarily due to the liabilities related to the TIMET acquisition.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $6.3 million to satisfy these asset retirement obligations. However, we have not recognized a liability under guidance for asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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
Financial instruments
Our financial instruments include cash and cash equivalents, debt, and derivative instruments, including foreign currency forward contracts and options, commodity swap and interest rate swap contracts. Because of their short maturity, the carrying amounts of cash and cash equivalents and short-term bank debt approximate fair value. Available for sale securities consist of investments in shares of publicly traded companies which were acquired through the purchase of TIMET. All available for sale securities are carried at fair value. Any unrealized gains or losses on these securities are recognized through other comprehensive income.
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
Retirement and other postretirement benefit plans
We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering less than 18% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the United States ("U.S.") plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA/Aa or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, the iBoxx and other long-term Corporate bond indices were used as the primary basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2013, 2012 and 2011, we made voluntary contributions to pension plans totaling $50.0 million, $50.0 million and $100.0 million, respectively.
Related party transactions
The Company regularly transacts business with its equity investees. There were no purchases from Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) in fiscal 2013 and purchases were approximately $30 million in fiscal 2012 and $50 million in fiscal 2011. Accounts payable to Chengde was approximately $1 million at March 31, 2013 and $4 million at April 1, 2012. The business transactions with our other equity investees were not considered significant.

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

2. Recently issued accounting standards

In March 2013, the Financial Accounting Standards Board ("FASB") issued amendments to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or a group of assets within a foreign entity. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and will be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In February 2013, the FASB issued guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The guidance is effective for the Company beginning the first quarter of fiscal 2014 and will be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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

3. Acquisitions
Fiscal 2013
On April 2, 2012, we acquired RathGibson LLC ("RathGibson"). RathGibson manufactures precision thin-wall, nickel-alloy and stainless steel welded and seamless tubing, with broad capabilities in length, wall thickness, and diameter. RathGibson's products are used in a multitude of oil & gas, chemical/petrochemical processing and power generation applications, as well as in other commercial markets. RathGibson operates three facilities in Janesville, Wisconsin; North Branch, New Jersey; and Clarksville, Arkansas, and employs more than 500 people. The RathGibson acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.

On May 18, 2012, we acquired Centra Industries ("Centra"), a state-of-the art aerostructures manufacturer located in Cambridge, Ontario, Canada. Centra manufactures a range of machined airframe components and assemblies, in both aluminum and hard metals. Core competencies include the high-speed machining of complex, high-precision structures, sub-assembly and kit integration. Established in 1974, Centra has approximately 400 employees. The Centra acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On June 15, 2012, we acquired Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties, metallurgical and chemical analyses and low-cycle fatigue testing. Dickson is located in South Gate, California, with approximately 110 employees. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California, with nearly 60 employees. The acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium and steel aerostructures. Klune focuses on complex forming, machining and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington, employs approximately 740 employees. The Klune acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On August 31, 2012, we acquired certain aerostructures business units and McSwain Manufacturing from Heroux-Devtek Inc. (collectively referred to as "Progressive"). These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium and titanium, such as bulkheads, wing ribs, spars, frames and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. McSwain, headquartered in Cincinnati, Ohio, specializes in turning, milling and drilling, and has developed a strong presence in components for gas turbine and mining applications. These four facilities employ a total of approximately 440 people. The Progressive acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight-tolerance pipe processing services, including honing, boring, straightening and turning. THI's products are used in oil & gas drilling, completion and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area and employs more than 200 people. The THI acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
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
The purchase price allocations for each business acquisition above, in addition to several minor acquisitions, are subject to further refinement. The impact of the acquisitions above is not material to our consolidated results of operations; consequently, pro forma information has not been included.
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of Titanium Metals Corporation ("TIMET") for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) were validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above.  We incurred approximately $34.8 million in acquisition-related expenses during fiscal 2013, consisting of $10.3 million in selling and administrative expenses and $24.5 million in additional interest. On January 7, 2013, we completed the acquisition of TIMET. Each remaining share of TIMET common stock not tendered in PCC's previous tender offer for TIMET shares (other than shares as to which holder properly exercise appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, TIMET common stock ceased to be traded on the New York Stock Exchange. TIMET, the largest titanium manufacturer in the U.S., offers a full range of titanium products, including ingot and slab, forging billet and mill forms.TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Savoie, France, and employs approximately 2,750 people. The TIMET acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.

The assets purchased and liabilities assumed for TIMET have been reflected in our condensed consolidated balance sheet as of March 31, 2013, and the results of operation are included in our condensed consolidated statement of income since the closing date of the acquisition. Included in the following table in other long-term liabilities and accrued liabilities are $176.7 million and $43.6 million, respectively, of estimated liabilities related to environmental remediation.  In addition, the following table includes noncontrolling interest as we owned approximately 86% of TIMET's outstanding shares at the acquisition date. The purchase price allocation for TIMET has been refined since originally reported and is subject to further refinement as management's assessment of the valuation of inventory, intangible assets, accrued liabilities, including those relating to environmental remediation and asset retirement obligations, and deferred taxes, are not complete. The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed:

12/21/12
Cash and cash equivalents	$21.8
Receivables, net	135.5
Inventories	778.2
Prepaid expenses and other current assets	101.0
Income tax receivable	3.8
Current deferred income taxes	93.2
Property, plant and equipment, net	390.7
Goodwill	1,409.8
Acquired intangible assets, net	918.0
Other assets	49.6
Long-term debt currently due and short-term borrowings	(0.5)
Accounts payable	(52.9)
Accrued liabilities	(182.7)
Long-term debt	(123.2)
Pension and other postretirement benefit obligations	(128.6)
Other long-term liabilities	(272.7)
Long-term deferred income taxes	(235.9)
Noncontrolling interest	(421.5)
Total purchase price	$2,483.6
The following pro forma information presents a summary of our results of operations assuming the TIMET acquisition had occurred at the beginning of the periods presented. The pro forma results include the amortization associated with acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for property, plant and equipment. To better reflect the combined operating results, significant nonrecurring charges directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor it is necessarily indicative of future results.

	Fiscal Years Ended
	3/31/13	4/1/12
Net sales	$9,043.1	$8,100.6
Net income attributable to PCC	$1,469.7	$1,292.9
Net income per share - basic	$10.09	$8.95
Net income per share - diluted	$10.02	$8.88

Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form employs approximately 275 people across its three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin-wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet has approximately 70 employees and operates one facility in Irvine, California. The Rollmet acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, as well as machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus employs approximately 1,500 people across five manufacturing locations, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment. This transaction resulted in $416.0 million of goodwill and $505.3 million of other intangible assets, including customer relationships with indefinite lives valued at $468.5 million, customer relationships with finite lives valued at $15.6 million and backlog valued at $21.2 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85.3 million.
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
Over the course of fiscal 2012, we completed several additional minor acquisitions that provide us with expanded manufacturing capabilities.
Fiscal 2011
On January 3, 2011, we acquired an additional 1% equity interest in Chengde for approximately $7 million in cash, increasing our equity interest to 50%. We continue to account for this investment under the equity method as we currently do not exercise control of the major operating and financial policies of Chengde. The carrying value of this investment as of March 31, 2013 was $430.1 million and was included in investment in unconsolidated affiliates in our consolidated balance sheet. The carrying value of our investment in Chengde exceeded the amount of underlying equity in net assets of Chengde by approximately $191 million as of March 31, 2013. This difference arose through the valuation process that was applied to the assets acquired.
The above business acquisitions were accounted for under the acquisition method of accounting (except for the investment in Chengde, which was accounted for under the equity method) and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

4. Discontinued operations
Fiscal 2013
During the fourth quarter of fiscal 2013, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations.
During the second quarter of fiscal 2013, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a gain of approximately $2.3 million (net of tax) and cash proceeds of $6.0 million.

Fiscal 2012
During the fourth quarter of fiscal 2012, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the first quarter of fiscal 2014.
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
The components of discontinued operations for the periods presented are as follows:

Fiscal	2013	2012	2011
Net sales	$84.9	$76.3	$58.5
Cost of goods sold	75.8	68.7	53.0
Selling and administrative expenses	14.5	9.2	6.6
Interest income, net	—	—	(0.1)
Net loss from operations before income taxes	(5.4)	(1.6)	(1.0)
Income tax benefit (expense)	0.6	(2.9)	0.7
Net loss from operations	(4.8)	(4.5)	(0.3)
(Loss) gain on disposal and other expenses, net of tax expense of $2.7, $0.9 and $2.6	(0.6)	(1.0)	5.4
Net (loss) income from discontinued operations	$(5.4)	$(5.5)	$5.1

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:

	March 31, 2013	April 1, 2012
Assets of discontinued operations:
Current assets	$43.2	$48.2
Net property, plant and equipment	35.1	55.7
Other assets	8.9	14.5
	$87.2	$118.4
Liabilities of discontinued operations:
Current liabilities	$14.4	$20.3
Other long-term liabilities	10.6	17.8
	$25.0	$38.1

5. Concentration of credit risk
Approximately 65 percent, 62 percent and 57 percent of business activity was with companies in the aerospace industry in fiscal 2013, 2012 and 2011, respectively. Approximately 15.2 percent, 14.8 percent and 12.5 percent of total sales were directly to General Electric Company in fiscal 2013, 2012 and 2011, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers, and management considers the credit risk to be low.

6. Inventories
Inventories consisted of the following:

	March 31, 2013	April 1, 2012
Finished goods	$518.7	$338.2
Work-in-process	1,253.1	742.2
Raw materials and supplies	903.9	544.5
	2,675.7	1,624.9
Excess of LIFO cost over current cost	306.1	190.4
Total	$2,981.8	$1,815.3

Approximately 95 percent of total inventories were valued on a LIFO basis at March 31, 2013 compared to 93 percent at April 1, 2012. During fiscal 2013 and 2012, certain LIFO inventory quantities were reduced. The effect on costs of goods sold of the liquidation of LIFO inventory quantities carried at costs paid in prior years was not material in either year.

7. Goodwill and acquired intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2013, 2012 and 2011, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill. There were no changes to our reporting units or triggering events during the current fiscal year requiring a goodwill or indefinite-lived intangible assets impairment test in accordance with goodwill and other intangible assets accounting guidance.
The changes in the carrying amount of goodwill by reportable segment for fiscal 2013 and 2012 were as follows:

	April 3, 2011	Acquired	Currency translation and other	April 1, 2012	Acquired	Currency translation and other	March 31, 2013
Investment Cast Products	$358.5	$—	$(20.5)	$338.0	$—	$(0.8)	$337.2
Forged Products	1,271.8	112.5	23.3	1,407.6	1,893.3	(34.0)	3,266.9
Airframe Products	1,258.7	510.3	(0.3)	1,768.7	552.3	(18.4)	2,302.6
Total	$2,889.0	$622.8	$2.5	$3,514.3	$2,445.6	$(53.2)	$5,906.7

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	March 31, 2013			April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$15.0	$(10.5)	$4.5	$15.0	$(9.0)	$6.0
Proprietary technology	2.3	(1.4)	0.9	2.3	(1.3)	1.0
Tradenames	0.4	(0.4)	—	0.4	(0.4)	—
Long-term customer relationships	426.1	(38.2)	387.9	56.7	(20.5)	36.2
Backlog	55.3	(21.8)	33.5	34.3	(15.5)	18.8
Revenue sharing agreements	28.9	(1.7)	27.2	28.9	(1.0)	27.9
	$528.0	$(74.0)	454.0	$137.6	$(47.7)	89.9
Unamortizable intangible assets:
Tradenames			649.0			261.4
Long-term customer relationships			1,927.4			876.8
Acquired intangibles, net			$3,030.4			$1,228.1

Amortization expense for finite-lived acquired intangible assets was $26.3 million, $13.8 million and $13.9 million for fiscal 2013, 2012 and 2011, respectively. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal	Estimated Amortization Expense
2014	$41.9
2015	39.7
2016	37.3
2017	30.6
2018	24.7

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

8. Accrued liabilities
Accrued liabilities consisted of the following:

	March 31, 2013	April 1, 2012
Salaries and wages payable	$202.6	$154.3
Customer deposits	65.1	41.7
Other accrued liabilities	284.5	139.0
Total	$552.2	$335.0

9. Financing arrangements
Long-term debt is summarized as follows:

	March 31, 2013	April 1, 2012
5.60% Public notes due fiscal 2014 ($200.0 face value plus unamortized premium of $0.7)	$200.7	$200.0
0.70% Public notes due fiscal 2016 ($500.0 face value less unamortized discount of $0.1)	499.9	—
1.25% Public notes due fiscal 2018 ($1,000.0 face value less unamortized discount of $1.4)	998.6	—
2.50% Public notes due fiscal 2023 ($1,000.0 face value less unamortized discount of $5.6)	994.4	—
3.90% Public notes due fiscal 2043 ($500.0 face value less unamortized discount of $3.1)	496.9	—
Commercial paper ($600.8 face value less unamortized discount of $0.1)	600.7	—
Other	16.0	8.2
	3,807.2	208.2
Less: Long-term debt currently due	204.0	0.5
Total	$3,603.2	$207.7

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2014	$203.3
2015	3.0
2016	507.0
2017	602.1
2018	1,000.7
Thereafter	1,500.7
Total	$3,816.8

On December 17, 2012, we entered into an underwriting agreement with a group of investment banks for the issuance and sale by the Company of $3.0 billion aggregate principal amount of notes (collectively, the “Notes”) as follows: $500.0 million of 0.70% senior notes due 2015 (the "2015 Notes"); $1.0 billion of 1.25% senior notes due 2018 (the "2018 Notes"); $1.0 billion of 2.50% senior notes due 2023 (the "2023 Notes"); and $500.0 million of 3.90% senior notes due 2043 (the "2043 Notes").
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of March 31, 2013, the amount of commercial paper borrowings outstanding was $600.8 million and the weighted average interest rate was 0.2%. There were no commercial paper borrowings outstanding as of April 1, 2012. During fiscal 2013, the average amount of commercial paper borrowings outstanding was $422.8 million and the weighted average interest rate was 0.2%. During fiscal 2012, the average amount of commercial paper borrowings outstanding was $57.6 million and the weighted average interest rate was 0.3%. During fiscal 2013 and 2012, the largest daily balance of outstanding commercial paper borrowings was $941.0 million and $390.0 million, respectively.
Our long-term revolving bank credit facility (the “Original Credit Agreement”) is a five-year, $1.0 billion revolving credit facility (with a $500.0 million increase option, subject to approval of the lenders) maturing November 30, 2016, unless extended pursuant to two 364-day extension options (subject to approval of the lenders). The Original Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants.
On December 17, 2012, we entered into a 364-day $1.0 billion revolving credit facility maturing December 16, 2013 (the “New Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of March 31, 2013. The New Credit Agreement is in addition to the existing $1.0 billion Original Credit Agreement. The Original and New Credit Agreements may be referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of March 31, 2013 was $1.4 billion. Our financial covenant requirement and actual ratio as of March 31, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	28.0%

_________________________

(1)	Terms are defined in the Credit Agreements.

As of March 31, 2013, we were in compliance with the financial covenant in the Credit Agreements.

10. Income taxes
Total pre-tax income before equity in earnings of unconsolidated affiliates was:

Fiscal	2013	2012	2011
Domestic	$1,815.5	$1,582.7	$1,334.8
Foreign	314.0	228.0	157.7
Total pretax income	$2,129.5	$1,810.7	$1,492.5

The provision for income taxes consisted of the following:

Fiscal	2013	2012	2011
Current taxes:
Federal	$449.9	$432.6	$341.0
Foreign	62.5	42.9	44.0
State	42.1	48.7	37.8
	554.5	524.2	422.8
Deferred income taxes	141.1	69.8	76.6
Provision for income taxes	$695.6	$594.0	$499.4

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at March 31, 2013, were approximately $1,114 million. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2013	2012	2011
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.9%	1.8%	2.1%
Domestic manufacturing deduction	(2.1)%	(2.4)%	(2.4)%
Earnings taxed at different rates in foreign jurisdictions	(1.5)%	(1.0)%	(0.9)%
Other	(0.6)%	(0.6)%	(0.3)%
Effective rate	32.7%	32.8%	33.5%

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets and liabilities represent amounts available to reduce or increase taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including carrybacks (if applicable), reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Significant components of our deferred tax assets and liabilities were as follows:

	March 31, 2013	April 1, 2012
Deferred tax assets arising from:
Expense accruals and reserves	$194.0	$97.5
Acquired loss contracts liabilities	49.6	47.1
Stock options	33.0	29.5
Post-retirement benefits other than pensions	111.5	98.3
Pension accruals	72.3	37.2
Net operating and capital loss carryforwards	58.6	71.0
Tax credit carryforwards	6.0	6.5
Valuation allowances	(49.2)	(55.2)
Gross deferred tax assets	475.8	331.9
Deferred tax liabilities arising from:
Depreciation/amortization	(200.1)	(153.8)
Goodwill	(238.6)	(177.7)
Acquired intangible assets	(689.7)	(201.8)
Inventory basis differences	(7.4)	(59.1)
Gross deferred tax liabilities	(1,135.8)	(592.4)
Net deferred tax liabilities	$(660.0)	$(260.5)

The valuation allowances for deferred tax assets as of March 31, 2013 were $49.2 million. The net change for total valuation allowances for the year ended March 31, 2013 was a decrease of $6.0 million, including a $3.4 million increase from foreign company tax losses and a $9.4 million decrease from U.S. capital losses used and foreign company tax losses used or eliminated through legal entity liquidations. As of March 31, 2013, we had net operating loss carryforward benefits of approximately $3.5 million that expire in the fiscal years ending March 2018 through March 2034. Valuation allowances of $0.2 million were recognized to offset the deferred tax asset relating to those carryforward benefits.
Uncertain Tax Positions
The following table summarizes the activity related to our reserve for unrecognized tax benefits:

	March 31, 2013	April 1, 2012	April 3, 2011
Beginning Balance	$12.9	$12.3	$25.4
Gross increases related to prior period tax positions	30.3	4.0	9.8
Gross decreases related to prior period tax positions	(15.3)	(0.3)	(18.9)
Gross increases related to current period tax positions	1.0	0.7	1.6
Decreases related to settlements with tax authorities	(5.1)	(3.7)	(5.4)
Expiration of the statute of limitations for assessment of taxes	(0.2)	(0.1)	(0.2)
Ending Balance	$23.6	$12.9	$12.3

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the years ended March 31, 2013, April 1, 2012 and April 3, 2011, the amount of tax expense recognized related to interest and penalties was immaterial. The reserve for uncertain tax positions as of March 31, 2013, April 1, 2012 and April 3, 2011 included an accrual for interest and penalties of $3.8 million, $3.1 million, and $0.9 million, respectively.
We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of March 31, 2013, the U.S. Internal Revenue Service has completed examinations of tax years through March 29, 2009. We are no longer subject to examination in the United Kingdom for fiscal years through 2006. For other state, local, and foreign jurisdictions, with few exceptions, the statutes of limitation are closed for all tax years through April 1, 2007.
Included in the reserve for uncertain tax positions at March 31, 2013 and April 1, 2012 are $10.5 million and $4.3 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0 to $4.1 million. The tax matters associated with these uncertain tax positions primarily relate to state tax positions in various states. These tax matters are not under audit, and we cannot reasonably predict the timing or the ultimate outcome of these matters.

11. Earnings per share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

Fiscal	2013	2012	2011
Amounts attributable to PCC shareholders:
Net income from continuing operations	$1,432.0	$1,229.6	$1,008.4
Net (loss) income from discontinued operations	(5.4)	(5.5)	5.1
Net income attributable to PCC shareholders	$1,426.6	$1,224.1	$1,013.5

Fiscal	2013	2012	2011
Weighted average shares outstanding-basic	145.7	144.4	142.7
Effect of dilutive stock-based compensation plans	1.0	1.2	1.2
Weighted average shares outstanding-diluted	146.7	145.6	143.9

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option, phantom stock and employee stock purchase plans computed using the treasury stock method.
Options to purchase 1.4 million, 1.2 million and 1.5 million shares of common stock were outstanding during fiscal 2013, 2012 and 2011, respectively, and were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$19.4	$—	$—	$19.4
Available for sale securities	$110.8	$—	$—	$110.8
Derivative instruments	$—	$1.5	$—	$1.5
Liabilities:
Derivative instruments	$—	$4.5	$—	$4.5

The following table presents the assets and liabilities measured at fair value on a recurring basis as of April 1, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$74.5	$—	$—	$74.5
Derivative instruments	$—	$4.1	$—	$4.1
Liabilities:
Derivative instruments	$—	$1.9	$—	$1.9

Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2013 or fiscal 2012.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $3,209.9 million compared to a book value of $3,198.1 million at March 31, 2013. At April 1, 2012, the estimated fair value of our long-term fixed rate debt instruments was $221.0 million compared to a book value of $207.4 million. The fair value of long-term fixed rate debt was estimated using a combination of quoted prices, bond yields and spreads for comparable market instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

13. Commitments and contingencies
We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 31, 2013 are as follows:

Fiscal Year
2014	$46.2
2015	36.8
2016	29.0
2017	25.4
2018	21.0
Thereafter	93.4
Total	$251.8

Operating lease obligations include $40.2 million attributable to operations held-for-sale. Total rent expense for all operating leases was $42.9 million, $34.3 million and $25.0 million for fiscal 2013, 2012 and 2011, respectively.
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.
In the ordinary course of business, we warrant that our products will conform to contractually established standards and tolerances over various time periods. The warranty accrual as of March 31, 2013 and April 1, 2012, and the change in the accrual for fiscal 2013, 2012 and 2011, is not material to our consolidated financial position, results of operations or cash flows.

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
PCC Environmental Matters
PCC continues to participate in environmental assessments and cleanups at several locations. These include currently owned and/or operating facilities and adjoining properties, previously owned or operated facilities and adjoining properties and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")) sites.
A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs or damages can be reasonably estimated. As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.
The Company's environmental liability balance was $294.4 million and $71.4 million at March 31, 2013 and April 1, 2012, of which $49.5 million and $3.6 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs to remediate identified environmental conditions for which costs can reasonably be estimated. However, if no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued.
In fiscal 2013 the environmental liability was increased by $227.8 million from acquisitions, the majority of which was related to the acquisition of TIMET. Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended over many years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as, among others, the nature and extent of contamination, changes in legal and remedial requirements and changes in cleanup technologies. In the case of our recent acquisitions, and specifically the TIMET acquisition, we continue to investigate the extent of contamination that existed on the acquisition date, and we expect to revise the provisional amount we recorded as of the acquisition date as additional information about the costs to remediate the existing matters is gathered and evaluated.
The Company recognized remediation expenditures, applied against the environmental liability, of $2.5 million in both fiscal years 2013 and 2012. These amounts include expenditures currently mandated as well as expenditures incurred related to matters for which we have mandatory reporting requirements.

14. Shareholders’ equity
Authorized shares of common stock, with no par value and $1 stated value, consisted of 450.0 million shares at March 31, 2013 and April 1, 2012. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at March 31, 2013 and April 1, 2012.
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
Share repurchase program
On January 24, 2013, the Board of Directors approved a $750.0 million program to repurchase shares of the Company's common stock, effective immediately and continuing through June 30, 2015. Repurchases under the Company's program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase plan does not obligate PCC to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.
As of and for the year ended March 31, 2013, the Company had repurchased 500,000 shares under this program at an average price paid per share of $185.01 for an aggregate purchase price of approximately $92.5 million.

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
Stock option awards
The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all stock option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $43.0 million, $39.7 million, and $37.9 million for fiscal 2013, 2012 and 2011, respectively.
Deferred stock unit awards
The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director was granted DSUs in an amount equal to $125,000 in fiscal 2013, 2012 and 2011, divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. At the time of the annual grant, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs during the year. The value of the dividends is divided by the closing price of PCC common stock to determine the number of units granted. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $1.0 million, $0.9 million, and $1.0 million for fiscal 2013, 2012 and 2011, respectively.
Employee stock purchase plan
We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $8.1 million, $7.6 million, and $8.2 million for fiscal 2013, 2012 and 2011, respectively.
Deferred compensation plan
We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at March 31, 2013 and April 1, 2012 of approximately $68.0 million and $66.5 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.
One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Effective March 20, 2009, the deferred compensation plan was amended such that payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock. Under the amended plan, Phantom Stock Units are accounted for as equity awards. The stock based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. At March 31, 2013 and April 1, 2012, there was $9.8 million and $9.0 million, respectively, of deferred compensation related to Phantom Stock Units included in additional paid-in capital. Phantom Stock Units for retirees receiving payments under the deferred compensation plan prior to March 20, 2009 continue to be accounted for as liability awards as they were grandfathered under the former plan. The change in market value of Phantom Stock Units accounted for as liability awards are recognized in the consolidated statement of income. We recognized expense of approximately $0.1 million, $0.2 million, and $0.3 million in fiscal 2013, 2012 and 2011, respectively.
The total amount of cash received from the exercise of stock options was $100.1 million, $96.8 million, and $93.3 million in fiscal 2013, 2012 and 2011, respectively. The related tax benefit was $40.1 million, $38.1 million, and $38.5 million in fiscal 2013, 2012 and 2011, respectively.
The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2014 to fiscal 2023. At March 31, 2013, approximately 2,825,000 stock incentive plan shares were available for future grants.
There were approximately 189,000 shares issued under the 2008 ESPP during the year ended March 31, 2013. At March 31, 2013, there were approximately 1,546,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

Fiscal	2013	2012	2011
Cost of goods sold	$16.1	$16.6	$16.9
Selling and administrative expenses	36.1	31.8	30.4
Stock-based compensation expense before income taxes	52.2	48.4	47.3
Income tax benefit	(16.1)	(15.0)	(13.6)
Total stock-based compensation expense after income taxes	$36.1	$33.4	$33.7

No stock-based compensation expense was capitalized in fiscal 2013, 2012 or 2011 as it was not material. As of March 31, 2013, we had $103.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 3.0 years.
The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2013	2012	2011
Stock option plans:
Risk-free interest rate	0.5%	0.7%	1.0%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	38.5%	42.7%	44.0%
Expected life (in years)	3.0	–	4.4	3.0	–	4.4	3.0	–	4.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	0.3%	0.4%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	28.5%	29.9%	38.4%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate, and we use 4-year historical volatility for stock option plans and 1-year historical volatility for the Employee Stock Purchase Plan as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.
The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2013	2012	2011
Stock option plans:
Grant date fair value per share	$54.92	$55.81	$48.81
Total fair value of awards granted	$73.2	$56.4	$49.1
Total intrinsic value of options exercised	$124.6	$120.4	$119.4
Employee Stock Purchase Plan:
Grant date fair value per share	$42.83	$36.95	$33.33
Total fair value	$8.1	$7.6	$8.2

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 28, 2010	6,051,000	$76.21	7.42	$303.0
Granted	1,005,000	137.27
Exercised	(1,567,000)	59.51
Forfeited or expired	(315,000)	97.45
Outstanding at April 3, 2011	5,174,000	91.88	7.06	298.7
Granted	1,010,000	160.99
Exercised	(1,323,000)	73.17
Forfeited or expired	(126,000)	113.21
Outstanding at April 1, 2012	4,735,000	111.29	7.29	291.7
Granted	1,333,000	174.55
Exercised	(1,256,000)	79.68
Forfeited or expired	(250,000)	145.47
Outstanding at March 31, 2013	4,562,000	136.70	7.50	241.5
Vested or expected to vest at March 31, 2013 (1)	4,288,000	134.83	7.40	234.9
Exercisable at March 31, 2013	1,926,000	107.52	5.77	158.1

(1)	Represents outstanding options reduced by expected forfeitures

16. Accumulated other comprehensive loss
Comprehensive income is the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive loss, were as follows (net of tax):

Fiscal	2013	2012
Cumulative unrealized foreign currency translation (losses) gains	$(79.1)	$19.6
Pension and postretirement obligations	(488.8)	(462.0)
Unrecognized gain on derivatives	1.1	0.7
Unrecognized gain on available-for-sale securities	14.6	—
Accumulated other comprehensive loss	$(552.2)	$(441.7)

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
As of March 31, 2013, there were $2.0 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of March 31, 2013, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of March 31, 2013 was approximately $490 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of March 31, 2013, accounts receivable included foreign exchange contracts of $1.5 million and accounts payable included foreign exchange contracts of $4.5 million. As of April 1, 2012, accounts receivable included foreign exchange contracts of $2.5 million and other assets included interest rate swap contracts of $1.6 million. As of April 1, 2012, accounts payable included foreign exchange contracts of $1.9 million.
For the years ended March 31, 2013, April 1, 2012 and April 3, 2011, we recognized $2.6 million, $3.8 million and $9.9 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the years ended March 31, 2013, April 1, 2012 and April 3, 2011, we recognized $1.9 million of losses, $2.1 million of losses, and $8.6 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in fiscal 2013, 2012 or 2011 was not significant.

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
Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2013	2012	2013	2012
Change in plan assets:
Beginning fair value of plan assets	$1,719.3	$1,680.2	$—	$—
Actual return on plan assets	193.1	53.4	—	—
Business acquisition	246.9	3.9	—	—
Company contributions	69.1	69.4	8.4	8.5
Plan participants’ contributions	2.2	2.2	—	—
Benefits paid	(83.4)	(81.6)	(8.4)	(8.5)
Exchange rate and other	(28.2)	(8.2)	—	—
Ending fair value of plan assets	$2,119.0	$1,719.3	$—	$—
Change in projected benefit obligations:
Beginning projected benefit obligations	$1,919.2	$1,642.8	$90.7	$83.5
Service cost	43.5	34.5	0.8	0.7
Interest cost	96.1	92.1	4.3	4.6
Plan participants’ contributions	2.2	2.2	—	—
Amendments/curtailments/settlement	(0.2)	4.6	—	1.8
Business acquisition/other	358.9	5.3	12.7	—
Actuarial losses	158.1	227.0	6.3	8.6
Benefits paid	(83.4)	(81.6)	(8.4)	(8.5)
Exchange rate and other	(28.5)	(7.7)	—	—
Ending projected pension and postretirement benefit obligations	$2,465.9	$1,919.2	$106.4	$90.7
Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(346.9)	$(199.9)	$(106.4)	$(90.7)
Amounts recognized in the balance sheets:
Noncurrent asset	$39.7	$13.4	$—	$—
Current liabilities	(5.5)	(5.4)	(8.0)	(7.0)
Noncurrent liabilities	(381.1)	(207.9)	(98.4)	(83.7)
Net amount recognized	$(346.9)	$(199.9)	$(106.4)	$(90.7)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$717.4	$669.6	$20.6	$15.4
Prior service cost	14.3	17.7	1.3	1.6
Unrecognized net transition obligation	—	0.1	—	—
Net amount recognized, before tax effect	$731.7	$687.4	$21.9	$17.0

Of the total amounts included in accumulated other comprehensive loss as of March 31, 2013, we estimate that we will recognize amortization of the following amounts as components of net periodic pension and postretirement benefit cost in fiscal

2014: net loss of $52.7 million and prior service cost of $3.6 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. As of March 31, 2013, the aggregate projected benefit obligation was $1,333.4 million, the aggregate accumulated benefit obligation was $1,257.7 million, and the aggregate fair value of plan assets was $1,004.1 million associated with these defined benefit pension plans.
Components of net periodic pension cost
The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2013	2012	2011
Service cost	$45.7	$36.6	$35.3
Interest cost	96.1	92.1	91.0
Expected return on plan assets	(137.5)	(131.5)	(123.5)
Amortization of prior service cost/curtailment gain	3.3	3.0	3.1
Amortization of transition asset	0.1	0.2	0.2
Amortization of net actuarial loss	45.1	21.8	18.7
Net periodic pension cost	$52.8	$22.2	$24.8

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2013	2012	2011
Service cost	$0.8	$0.7	$0.8
Interest cost	4.3	4.6	5.7
Amortization of prior service cost/curtailment gain	0.3	(0.3)	(0.7)
Amortization of net actuarial loss	1.1	0.5	0.6
Net postretirement benefit cost	$6.5	$5.5	$6.4

Components of amounts recognized in other comprehensive income:
The changes in plan assets and benefit obligations recognized in other comprehensive income for our pension plans consisted of the following:

Fiscal	2013	2012	2011
Net actuarial loss	$62.2	$283.8	$46.0
Amortization of net actuarial loss	(7.3)	(2.6)	(2.5)
Prior service cost	(0.2)	4.5	—
Amortization of prior service cost	(3.2)	(3.0)	(3.1)
Amortization of transition obligation	(0.1)	(0.2)	(0.2)
Exchange rate (loss) gain	(7.0)	(1.2)	6.0
Total recognized in OCI	$44.4	$281.3	$46.2

The changes in plan assets and benefit obligations recognized in other comprehensive income for our postretirement benefit plans consisted of the following:

Fiscal	2013	2012	2011
Net actuarial loss (gain)	$5.2	$8.0	$(11.5)
Prior service cost	—	1.9	0.3
Amortization of prior service cost	(0.3)	0.3	5.1
Total recognized in OCI	$4.9	$10.2	$(6.1)

Weighted-average assumptions
The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2013 and 2012 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2013	2012	2013	2012
Discount rate	4.25%	4.85%	4.25%	4.85%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans			Pension Benefits
Fiscal			2013	2012
Discount rate			4.76%	5.27%
Rate of compensation increase			2.98%	2.97%

As of March 31, 2013, the projected U.S. pension benefit obligation was $1,531.3 million and the non-U.S. pension benefit obligation was $934.6 million.
The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2013, 2012 and 2011 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2013	2012	2011	2013	2012	2011
Discount rate	4.80%	5.75%	6.25%	4.85%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.25%	3.00%	3.00%	3.25%

Non-U.S. Plans				Pension Benefits
Fiscal				2013	2012	2011
Discount rate				4.98%	5.88%	5.83%
Expected return on plan assets				7.50%	7.50%	7.50%
Rate of compensation increase				2.91%	3.22%	3.43%

For the year ended March 31, 2013, our U.S. net periodic pension cost was $50.4 million and our non-U.S. net periodic benefit income was $2.4 million.
Health care trend rates
The health care cost trend rates used in fiscal 2013 and 2012 were as follows:

	Other Postretirement Benefits
Fiscal	2013	2012
Health care cost trend assumed for next year	7.83%	6.73%
Ultimate trend rate	4.50%	4.70%
Year ultimate rate is reached	2081	2081

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.3	$(2.9)

During fiscal 2013, we contributed $69.1 million to the defined benefit pension plans, of which $50.0 million was voluntary. In the first quarter of fiscal 2014, we will make a $50.0 million voluntary contribution to various defined benefit pension plans. We expect to contribute approximately $20.3 million of required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $70.3 million in fiscal 2014. In addition, we contributed $8.4 million to the other postretirement benefit plans during fiscal 2013. We expect to contribute approximately $8.0 million to the other postretirement benefit plans during fiscal 2014.
Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2014	$119.8	$8.0
2015	101.8	7.9
2016	104.8	7.8
2017	108.3	7.7
2018	113.3	7.7
2019-2023	656.3	35.4

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
Private Equity
Private equity investments consist of investments in limited partnerships or commingled vehicles with managers who purchase interests in non-public companies. Sub-categories of private equity may include venture capital, early stage, special situations or restructuring funds. Private equity funds typically have low liquidity, a 10 year or longer investment commitment, and valuation methodologies that require the use of significant unobservable inputs. Private equity investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. For the years ended March 31, 2013 and April 1, 2012, no material adjustments were made to fund NAVs.

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
Fixed Income (Investment/Non-Investment Grade)
Fixed income investments consist of public and private fixed income securities of U.S. and non-U.S. government and corporate issuers, fixed income mutual funds and interest rate derivatives intended to hedge a portion of the pension plan's sensitivity to interest changes. Fixed income investments made directly through managed (separate) account structures and valued based upon closing prices reported in the active trading markets are classified as Level 1. Fixed income investments made indirectly via liquid pooled funds valued at the NAV of the fund are classified as Level 2. Fixed income investments with low liquidity and valuation methodologies that require the use of significant unobservable inputs are classified as Level 3.
The fair value methods employed by PCC as noted above may not be validated at the time of sale and may not reflect future fair value measurements. The use of different assumptions of valuation methodologies may lead to different fair value measurements.
Cash/Other
Cash and other investments include highly liquid money market securities, demand deposits and other cash equivalents.
The table below sets forth our target asset allocation for fiscal 2013 and the actual allocations at March 31, 2013 and April 1, 2012:

	Target Allocation			Actual Allocation	Actual Allocation
	2013			March 31, 2013	April 1, 2012
Equity	25%	–	60%	44%	41%
Fixed Income	5%	–	50%	24%	23%
Absolute Return	5%	–	40%	20%	24%
Royalties	0%	–	15%	7%	7%
Cash/Other	1%	–	10%	5%	5%
Total				100%	100%

The fair value of our pension plan assets at March 31, 2013 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$317.5	$214.8	$—	$532.3
Hedged	50.5	112.3	0.7	163.5
Private Equity / Venture Capital	—	—	241.0	241.0
Total Equity	368.0	327.1	241.7	936.8
Absolute Return:
Market Sectors	—	215.8	—	215.8
Arbitrage	—	197.1	6.7	203.8
Total Absolute Return	—	412.9	6.7	419.6
Royalties	—	151.7	—	151.7
Fixed Income:
Investment Grade	390.5	29.5	—	420.0
Non-Investment Grade	—	40.9	48.9	89.8
Total Fixed Income	390.5	70.4	48.9	509.8
Cash/Other	100.1	1.0	—	101.1
Total	$858.6	$963.1	$297.3	$2,119.0

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 31, 2013:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	April 1, 2012				March 31, 2013
Hedged Equity	$0.8	$—	$(0.1)	$—	$0.7
Private Equity / Venture Capital	165.8	66.5	8.7	—	241.0
Arbitrage	12.6	(4.3)	(1.6)	—	6.7
Fixed Income - Non-Investment Grade	31.7	2.6	14.6	—	48.9
Total	$210.9	$64.8	$21.6	$—	$297.3

The fair value of our pension plan assets at April 1, 2012 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$288.1	$45.1	$—	$333.2
Hedged	48.6	159.7	0.8	209.1
Private Equity / Venture Capital	—	—	165.8	165.8
Total Equity	336.7	204.8	166.6	708.1
Absolute Return:
Market Sectors	—	206.0	—	206.0
Arbitrage	—	192.9	12.6	205.5
Total Absolute Return	—	398.9	12.6	411.5
Royalties	—	126.9	—	126.9
Fixed Income:
Investment Grade	311.7	2.2	—	313.9
Non-Investment Grade	—	41.1	31.7	72.8
Total Fixed Income	311.7	43.3	31.7	386.7
Cash/Other	85.3	0.8	—	86.1
Total	$733.7	$774.7	$210.9	$1,719.3

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended April 1, 2012:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	April 3, 2011				April 1, 2012
Hedged Equity	$—	$(0.4)	$(0.8)	$2.0	$0.8
Private Equity / Venture Capital	$133.7	$5.5	$26.6	$—	$165.8
Arbitrage	12.7	(3.9)	—	3.8	12.6
Fixed Income - Non-Investment Grade	40.0	2.6	(10.9)	—	31.7
Total	$186.4	$3.8	$14.9	$5.8	$210.9

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

		Pension Protection Act Zone Status (a)			Contributions of PCC
Pension Fund	EIN/Pension Plan Number	FY2013	FY2012	FIP/RP Status (b)	FY2013	FY2012	FY2011	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Plan	51-6031295/ 002 (c)	Green	Green	Not Applicable	$1.0	$1.0	$1.0	No	6/30/2017 8/15/2016 2/29/2016
Steelworkers Pension Trust	23-6648508/ 499	Green	Green	Not Applicable	3.4	3.2	3.0	No	8/7/2015 9/17/2017
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001 (c)(d)	Yellow	Yellow	Implemented	0.9	0.5	0.7	No Yes	2/14/2014 7/15/2015
		Total Contributions:			$5.3	$4.7	$4.7
_______________________________________________________________________________________
(a) Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in fiscal 2013 and fiscal 2012 is for the plan's year-end at December 31, 2012 and 2011, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary.

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

(d) Beginning on January 1, 2010, the minimum contribution rate required to be paid by the employers is equal to the base contribution rate in effect, for the collective bargaining agreement in effect on September 30, 2008, multiplied by the following factors over the following calendar years: 2011 - 170%; 2012 - 205%; 2013 - 240%; after 01/01/2014 - 275%.
Defined Contribution Plans
The expense related to employer contributions to our defined contribution plans was $22.8 million, $18.9 million and $14.4 million in fiscal 2013, 2012 and 2011, respectively.

19. Segment information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable operating segments: Investment Cast Products, Forged Products and Airframe Products.
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
Airframe Products
The Airframe Products segment primarily produces highly engineered fasteners, fastener systems, aerostructures, and precision components for critical applications in the aerospace, automotive and industrial machinery markets. The majority of our Airframe Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments. The balance of the segment’s sales is derived from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation.

Our chief operating decision maker evaluates performance and allocates resources based on revenues, operating income and net assets employed. The accounting policies of the reportable segments are the same as those described in Note 1—Summary of Significant Accounting Policies. Segment results are as follows:

Fiscal	2013	2012	2011
Net sales:
Investment Cast Products	$2,480.4	$2,326.9	$2,095.6
Forged Products	3,566.0	3,176.8	2,768.3
Airframe Products	2,331.4	1,698.2	1,344.8
Consolidated net sales	$8,377.8	$7,201.9	$6,208.7
Intercompany sales activity (1):
Investment Cast Products (2)	$303.0	$295.5	$238.8
Forged Products (3)	991.0	927.4	739.9
Airframe Products (4)	150.0	115.9	99.4
Total intercompany sales activity	$1,444.0	$1,338.8	$1,078.1
Segment operating income (loss):
Investment Cast Products	$838.4	$766.4	$665.5
Forged Products	777.0	684.9	538.1
Airframe Products	690.8	488.1	411.0
Corporate expense	(144.9)	(123.5)	(113.1)
Total segment operating income	2,161.3	1,815.9	1,501.5
Interest expense, net	31.8	5.2	9.0
Consolidated income before income taxes and equity in earnings of unconsolidated affiliates	$2,129.5	$1,810.7	$1,492.5
Depreciation and amortization expense:
Investment Cast Products	$35.7	$35.1	$34.9
Forged Products	116.4	88.1	87.7
Airframe Products	57.1	40.4	34.7
Corporate	5.7	6.2	6.5
Consolidated depreciation and amortization expense	$214.9	$169.8	$163.8
Capital expenditures:
Investment Cast Products	$46.3	$48.1	$28.5
Forged Products	163.3	75.4	65.5
Airframe Products	57.7	39.1	26.4
Corporate	53.3	29.5	—
Consolidated capital expenditures	$320.6	$192.1	$120.4
Total assets:
Investment Cast Products	$1,437.5	$1,372.6
Forged Products (5)	9,567.5	4,864.5
Airframe Products	5,171.5	3,441.5
Corporate (6)	632.3	761.8
Discontinued operations	87.2	118.4
Consolidated total assets	$16,896.0	$10,558.8

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $51.9 million, $47.5 million and $33.2 million for fiscal 2013, 2012 and 2011, respectively.

(3)	Forged Products: Includes intersegment sales activity of $102.9 million, $87.3 million and $67.4 million for fiscal 2013, 2012 and 2011, respectively.

(4)	Airframe Products: Includes intersegment sales activity of $6.6 million, $4.5 million and $4.2 million for fiscal 2013, 2012 and 2011, respectively.

(5)	Forged Products assets include $443.5 million and $441.5 million in fiscal 2013 and 2012, respectively, related to investments in unconsolidated affiliates.

(6)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment and other assets.

Net direct sales to General Electric were 15.2 percent, 14.8 percent and 12.5 percent of total sales in fiscal 2013, 2012 and 2011, respectively, as follows:

Fiscal	2013	2012	2011
Investment Cast Products	$697.2	$558.9	$523.2
Forged Products	540.2	464.2	224.5
Airframe Products	38.4	40.8	27.5
	$1,275.8	$1,063.9	$775.2

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

Fiscal	2013	2012	2011
United States	$6,849.3	$5,952.7	$5,161.8
United Kingdom	873.3	796.2	672.1
Other countries	655.2	453.0	374.8
Net sales	$8,377.8	$7,201.9	$6,208.7
United States	$1,877.1	$1,211.6
United Kingdom	239.9	165.9
Other countries	191.6	104.2
Assets of discontinued operations	37.0	57.6
Total tangible long-lived assets (1)	$2,345.6	$1,539.3

(1)	Long-lived assets exclude $445.4 million and $442.8 million in fiscal 2013 and 2012, respectively, related to investments in unconsolidated affiliates.

20. Condensed consolidating financial information
Certain of our subsidiaries guarantee certain of our outstanding debt securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014. The following condensed consolidating financial information presents, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company’s public notes, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of March 31, 2013 and April 1, 2012, statements of income and statements of cash flows for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011. The public notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the majority of our domestic subsidiaries within the Investment Cast Products, Forged Products and Airframe Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.
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

Condensed Consolidating Statements of Income

Year Ended March 31, 2013	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$6,857.9	$1,869.5	$(349.6)	$8,377.8
Costs and expenses:
Cost of goods sold	16.1	4,653.8	1,360.0	(349.6)	5,680.3
Selling and administrative expenses	120.0	314.5	101.7	—	536.2
Other (income) expense	(9.0)	(5.7)	(4.1)	18.8	—
Interest (income) expense, net	(34.4)	59.9	6.3	—	31.8
Equity in earnings of subsidiaries	(1,475.1)	(68.9)	—	1,544.0	—
Total costs and expenses	(1,382.4)	4,953.6	1,463.9	1,213.2	6,248.3
Income before income tax and equity in earnings of unconsolidated affiliates	1,382.4	1,904.3	405.6	(1,562.8)	2,129.5
Income tax benefit (expense)	44.2	(641.5)	(98.3)	—	(695.6)
Equity in earnings of unconsolidated affiliates	—	1.3	(0.7)	—	0.6
Net income from continuing operations	1,426.6	1,264.1	306.6	(1,562.8)	1,434.5
Net income (loss) from discontinued operations	—	11.9	(17.3)	—	(5.4)
Net income	1,426.6	1,276.0	289.3	(1,562.8)	1,429.1
Net income attributable to noncontrolling interest	—	—	(2.5)	—	(2.5)
Net income attributable to PCC	$1,426.6	$1,276.0	$286.8	$(1,562.8)	$1,426.6

Condensed Consolidating Statements of Income

Year Ended April 1, 2012	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$6,026.3	$1,500.1	$(324.5)	$7,201.9
Costs and expenses:
Cost of goods sold	16.6	4,097.3	1,150.2	(324.5)	4,939.6
Selling and administrative expenses	97.1	268.4	80.9	—	446.4
Other expense (income)	1.2	(5.7)	4.5	—	—
Interest (income) expense, net	(51.6)	64.1	(7.3)	—	5.2
Equity in earnings of subsidiaries	(1,256.5)	(79.9)	—	1,336.4	—
Total costs and expenses	(1,193.2)	4,344.2	1,228.3	1,011.9	5,391.2
Income before income tax and equity in earnings of unconsolidated affiliates	1,193.2	1,682.1	271.8	(1,336.4)	1,810.7
Income tax benefit (expense)	30.9	(558.9)	(66.0)	—	(594.0)
Equity in earnings of unconsolidated affiliates	—	1.4	13.2	—	14.6
Net income from continuing operations	1,224.1	1,124.6	219.0	(1,336.4)	1,231.3
Net income (loss) from discontinued operations	—	1.5	(7.0)	—	(5.5)
Net income	1,224.1	1,126.1	212.0	(1,336.4)	1,225.8
Net income attributable to noncontrolling interest	—	—	(1.7)	—	(1.7)
Net income attributable to PCC	$1,224.1	$1,126.1	$210.3	$(1,336.4)	$1,224.1

Condensed Consolidating Statements of Income

Year Ended April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$5,227.5	$1,262.4	$(281.2)	$6,208.7
Costs and expenses:
Cost of goods sold	16.9	3,586.4	996.1	(281.2)	4,318.2
Selling and administrative expenses	86.8	230.0	72.2	—	389.0
Other expense (income)	0.9	(3.3)	2.4	—	—
Interest (income) expense, net	(48.4)	61.0	(3.6)	—	9.0
Equity in earnings of subsidiaries	(1,043.3)	(38.3)	—	1,081.6	—
Total costs and expenses	(987.1)	3,835.8	1,067.1	800.4	4,716.2
Income before income tax and equity in earnings of unconsolidated affiliates	987.1	1,391.7	195.3	(1,081.6)	1,492.5
Income tax benefit (expense)	26.4	(473.3)	(52.5)	—	(499.4)
Equity in earnings of unconsolidated affiliates	—	0.8	15.8	—	16.6
Net income from continuing operations	1,013.5	919.2	158.6	(1,081.6)	1,009.7
Net income (loss) from discontinued operations	—	8.2	(3.1)	—	5.1
Net income	1,013.5	927.4	155.5	(1,081.6)	1,014.8
Net income attributable to noncontrolling interest	—	—	(1.3)	—	(1.3)
Net income attributable to PCC	$1,013.5	$927.4	$154.2	$(1,081.6)	$1,013.5

Condensed Consolidating Statements of Comprehensive Income

Year Ended March 31, 2013	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$1,426.6	$1,276.0	$289.3	$(1,562.8)	$1,429.1
Other comprehensive (loss) income , net of tax	(107.9)	(22.9)	(57.1)	77.4	(110.5)
Total comprehensive income attributable to noncontrolling interests	—	—	0.1	—	0.1
Total comprehensive income attributable to PCC	$1,318.7	$1,253.1	$232.3	$(1,485.4)	$1,318.7

Year Ended April 1, 2012	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$1,224.1	$1,126.1	$212.0	$(1,336.4)	$1,225.8
Other comprehensive (loss) income, net of tax	(207.1)	(58.8)	(72.3)	131.1	(207.1)
Total comprehensive income attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)
Total comprehensive income attributable to PCC	$1,017.0	$1,067.3	$138.0	$(1,205.3)	$1,017.0

Year Ended April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$1,013.5	$927.4	$155.5	$(1,081.6)	$1,014.8
Other comprehensive income (loss), net of tax	82.6	—	101.3	(101.3)	82.6
Total comprehensive income attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Total comprehensive income attributable to PCC	$1,096.1	$927.4	$255.5	$(1,182.9)	$1,096.1

Condensed Consolidating Balance Sheets

March 31, 2013	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$56.0	$13.7	$210.5	$—	$280.2
Receivables, net	36.5	5,045.5	322.8	(3,895.5)	1,509.3
Inventories	—	1,850.3	1,131.5	—	2,981.8
Prepaid expenses and other current assets	3.2	22.4	133.7	—	159.3
Income tax receivable	34.7	—	—	(29.7)	5.0
Deferred income taxes	7.6	—	99.1	(5.3)	101.4
Discontinued operations	—	9.8	112.7	(79.3)	43.2
Total current assets	138.0	6,941.7	2,010.3	(4,009.8)	5,080.2
Property, plant and equipment, net	2.0	1,329.9	757.3	—	2,089.2
Goodwill	—	3,756.0	2,150.7	—	5,906.7
Deferred income taxes	156.5	—	—	(156.5)	—
Investments in subsidiaries	17,357.0	743.4	—	(18,100.4)	—
Other assets	146.3	1,935.9	1,693.7	—	3,775.9
Discontinued operations	—	1.7	42.3	—	44.0
	$17,799.8	$14,708.6	$6,654.3	$(22,266.7)	$16,896.0
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$200.7	$1.9	$1.4	$—	$204.0
Accounts payable	3,872.7	627.0	416.1	(3,974.8)	941.0
Accrued liabilities	47.2	266.4	239.7	(1.1)	552.2
Income taxes payable	—	—	29.7	(29.7)	—
Deferred income taxes	—	5.3	—	(5.3)	—
Discontinued operations	—	2.8	11.6	—	14.4
Total current liabilities	4,120.6	903.4	698.5	(4,010.9)	1,711.6
Long-term debt	3,590.5	2.2	10.5	—	3,603.2
Deferred income taxes	—	569.5	348.4	(156.5)	761.4
Pension and other postretirement benefit obligations	261.8	167.8	118.7	—	548.3
Other long-term liabilities	22.5	157.4	276.6	—	456.5
Discontinued operations	—	2.9	7.7	—	10.6
Commitments and contingencies (See Notes)
Total equity	9,804.4	12,905.4	5,193.9	(18,099.3)	9,804.4
	$17,799.8	$14,708.6	$6,654.3	$(22,266.7)	$16,896.0

Condensed Consolidating Balance Sheets

April 1, 2012	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$452.8	$17.6	$228.3	$—	$698.7
Receivables, net	44.3	4,008.6	250.4	(3,116.9)	1,186.4
Inventories	—	1,539.6	275.7	—	1,815.3
Prepaid expenses and other current assets	4.4	14.1	10.9	—	29.4
Income tax receivable	22.1	—	—	(14.3)	7.8
Deferred income taxes	8.8	—	6.1	(14.9)	—
Discontinued operations	—	39.7	106.0	(97.5)	48.2
Total current assets	532.4	5,619.6	877.4	(3,243.6)	3,785.8
Property, plant and equipment, net	1.4	1,041.6	279.2	—	1,322.2
Goodwill	—	2,935.8	578.5	—	3,514.3
Deferred income taxes	121.8	—	—	(121.8)	—
Investments in subsidiaries	11,340.1	548.4	—	(11,888.5)	—
Other assets	108.8	1,286.2	471.3	—	1,866.3
Discontinued operations	—	23.3	46.9	—	70.2
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8
Liabilities and Equity
Current liabilities:
Long-term debt currently due	$—	$0.3	$0.2	$—	$0.5
Accounts payable	3,290.4	527.8	109.9	(3,214.4)	713.7
Accrued liabilities	26.7	247.5	61.9	(1.1)	335.0
Income taxes payable	—	—	14.1	(14.1)	—
Deferred income taxes	—	16.3	—	(14.9)	1.4
Discontinued operations	—	6.2	14.2	(0.1)	20.3
Total current liabilities	3,317.1	798.1	200.3	(3,244.6)	1,070.9
Long-term debt	201.6	0.3	5.8	—	207.7
Deferred income taxes	—	339.4	41.5	(121.8)	259.1
Pension and other postretirement benefit obligations	204.4	136.4	18.1	—	358.9
Other long-term liabilities	16.6	228.0	35.0	—	279.6
Discontinued operations	—	3.1	14.7	—	17.8
Commitments and contingencies (See Notes)
Total equity	8,364.8	9,949.6	1,937.9	(11,887.5)	8,364.8
	$12,104.5	$11,454.9	$2,253.3	$(15,253.9)	$10,558.8

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2013	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(16.9)	$1,268.9	$225.3	$(18.8)	$1,458.5
Acquisitions of businesses, net of cash acquired	(4,621.0)	(102.4)	(341.8)	—	(5,065.2)
Capital expenditures	(0.8)	(246.2)	(73.6)	—	(320.6)
Intercompany advances	—	(945.8)	164.4	781.4	—
Intercompany loans	(150.6)	—	—	150.6	—
Other investing activities, net	11.6	6.1	24.8	—	42.5
Net cash provided (used) by investing activities of discontinued operations	—	20.6	(0.6)	(22.3)	(2.3)
Net cash used by investing activities	(4,760.8)	(1,267.7)	(226.8)	909.7	(5,345.6)
Net change in commercial paper borrowings	600.7	—	—	—	600.7
Net change in long-term debt and short-term borrowings	2,989.8	(5.1)	(122.6)	—	2,862.1
Payments for debt issuance costs	(23.2)	—	—	—	(23.2)
Common stock issued	129.2	—	—	—	129.2
Excess tax benefits from share-based payment arrangements	35.3	—	—	—	35.3
Repurchase of common stock	(92.5)	—	—	—	(92.5)
Cash dividends	(17.5)	—	(18.8)	18.8	(17.5)
Intercompany advances	759.1	—	—	(759.1)	—
Intercompany loans	—	—	142.8	(142.8)	—
Other financing activities, net	—	—	(1.7)	—	(1.7)
Net cash provided by financing activities of discontinued operations	—	—	7.8	(7.8)	—
Net cash provided (used) by financing activities	4,380.9	(5.1)	7.5	(890.9)	3,492.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(23.8)	—	(23.8)
Net (decrease) in cash and cash equivalents	(396.8)	(3.9)	(17.8)	—	(418.5)
Cash and cash equivalents at beginning of year	452.8	17.6	228.3	—	698.7
Cash and cash equivalents at end of year	$56.0	$13.7	$210.5	$—	$280.2

Condensed Consolidating Statements of Cash Flows

Year Ended April 1, 2012	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$34.2	$878.3	$125.8	$—	$1,038.3
Acquisitions of businesses, net of cash acquired	(944.0)	(431.2)	(48.7)	—	(1,423.9)
Capital expenditures	(0.5)	(167.2)	(24.4)	—	(192.1)
Intercompany advances	—	(310.0)	8.4	301.6	—
Intercompany loans	17.2	—	—	(17.2)	—
Other investing activities, net	—	35.5	(9.1)	—	26.4
Net cash provided (used) by investing activities of discontinued operations	—	0.5	(0.6)	0.1	—
Net cash used by investing activities	(927.3)	(872.4)	(74.4)	284.5	(1,589.6)
Net change in long-term debt and short-term borrowings	(28.6)	0.1	(0.1)	—	(28.6)
Common stock issued	122.1	—	—	—	122.1
Excess tax benefits from share-based payment arrangements	29.6	—	—	—	29.6
Cash dividends	(17.3)	—	—	—	(17.3)
Intercompany advances	301.7	—	—	(301.7)	—
Intercompany loans	—	—	(41.1)	41.1	—
Other financing activities, net	(1.8)	—	(0.6)	—	(2.4)
Net cash provided by financing activities of discontinued operations	—	—	23.9	(23.9)	—
Net cash provided (used) by financing activities	405.7	0.1	(17.9)	(284.5)	103.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(12.4)	—	(12.4)
Net (decrease) increase in cash and cash equivalents	(487.4)	6.0	21.1	—	(460.3)
Cash and cash equivalents at beginning of year	940.2	11.6	207.2	—	1,159.0
Cash and cash equivalents at end of year	$452.8	$17.6	$228.3	$—	$698.7

Condensed Consolidating Statements of Cash Flows

Year Ended April 3, 2011	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(0.1)	$933.6	$104.5	$—	$1,038.0
Acquisitions of businesses, net of cash acquired	(25.0)	(12.2)	—	—	(37.2)
Investment in unconsolidated affiliates	(7.2)	—	(11.2)	7.2	(11.2)
Capital expenditures	—	(86.9)	(33.5)	—	(120.4)
Intercompany advances	—	(851.6)	9.6	842.0	—
Intercompany loans	(7.2)	—	—	7.2	—
Other investing activities, net	14.9	25.5	(6.8)	—	33.6
Net cash provided by investing activities of discontinued operations	—	3.2	5.9	(6.8)	2.3
Net cash used by investing activities	(24.5)	(922.0)	(36.0)	849.6	(132.9)
Net change in long-term debt and short-term borrowings	(14.7)	0.1	(0.1)	—	(14.7)
Common stock issued	116.3	—	—	—	116.3
Excess tax benefits from share-based payment arrangements	30.3	—	—	—	30.3
Cash dividends	(17.1)	—	—	—	(17.1)
Intercompany advances	835.2	—	—	(835.2)	—
Intercompany loans	—	(1.4)	8.6	(7.2)	—
Other financing activities, net	—	—	6.0	(7.2)	(1.2)
Net cash provided (used) by financing activities	950.0	(1.3)	14.5	(849.6)	113.6
Effect of exchange rate changes on cash and cash equivalents	—	—	27.9	—	27.9
Net increase in cash and cash equivalents	925.4	10.3	110.9	—	1,046.6
Cash and cash equivalents at beginning of year	14.8	1.3	96.3	—	112.4
Cash and cash equivalents at end of year	$940.2	$11.6	$207.2	$—	$1,159.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 31, 2013 and April 1, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of March 31, 2013 and April 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 30, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 30, 2013

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data)
2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,966.0	$1,930.3	$2,042.6	$2,438.9
Gross profit	$635.0	$619.6	$656.1	$786.8
Net income	$342.1	$333.1	$338.5	$415.4
Net income (loss) attributable to PCC shareholders:
Continuing operations	$343.7	$333.3	$339.9	$415.1
Discontinued operations	(2.0)	(0.6)	(1.9)	(0.9)
	$341.7	$332.7	$338.0	$414.2
Net income (loss) per share-basic:
Continuing operations	$2.37	$2.29	$2.33	$2.84
Discontinued operations	(0.02)	—	(0.01)	(0.01)
	$2.35	$2.29	$2.32	$2.83
Net income (loss) per share-diluted:
Continuing operations	$2.35	$2.28	$2.32	$2.82
Discontinued operations	(0.02)	(0.01)	(0.02)	—
	$2.33	$2.27	$2.30	$2.82
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$179.00	$168.94	$189.45	$196.00
Low	$156.84	$150.53	$160.78	$180.60
End	$164.49	$163.34	$185.80	$189.62

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,672.2	$1,781.6	$1,802.4	$1,945.7
Gross profit	$524.3	$550.2	$571.4	$616.4
Net income	$286.5	$295.0	$307.7	$336.6
Net income (loss) attributable to PCC shareholders:
Continuing operations	$285.4	$296.3	$309.7	$338.2
Discontinued operations	0.6	(1.6)	(2.4)	(2.1)
	$286.0	$294.7	$307.3	$336.1
Net income (loss) per share-basic:
Continuing operations	$1.98	$2.06	$2.14	$2.33
Discontinued operations	0.01	(0.01)	(0.01)	(0.01)
	$1.99	$2.05	$2.13	$2.32
Net income (loss) per share-diluted:
Continuing operations	$1.97	$2.04	$2.13	$2.31
Discontinued operations	—	(0.01)	(0.02)	(0.01)
	$1.97	$2.03	$2.11	$2.30
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$165.99	$173.98	$178.98	$179.47
Low	$140.42	$136.04	$139.87	$162.07
End	$165.84	$155.46	$164.79	$172.90

 ____________________

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using that criteria, our management concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective.
During fiscal 2013, PCC acquired twelve businesses. Management has excluded these businesses from its assessment of internal control over financial reporting as of March 31, 2013 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition date and the date of management's assessment date. Total assets and revenues of these acquisitions represent approximately 37.2%

and 10.9%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 31, 2013.
Our internal control over financial reporting as of March 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the "Company") as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at twelve businesses, which were acquired during the year ended March 31, 2013, and whose financial statements constitute, in aggregate, 37.2% of total assets and 10.9% of revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at such businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2013 of the Company and our report dated May 30, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 30, 2013

ITEM 9B.	OTHER INFORMATION

On May 29, 2013, the Company entered into an agreement with Roger Cooke relating to Mr. Cooke's expected retirement from the Company on June 30, 2013. The agreement provides that for the period from July 1, 2013 through June 30, 2014, Mr. Cooke will be available to perform services for the Company for 48 days in the aggregate, and that the Company will pay Mr. Cooke a fixed retainer of $106,000. Mr. Cooke will be an independent contractor and will not be entitled to the benefits of an employee. Both the Company and Mr. Cooke are entitled to terminate the arrangement at the end of any quarter.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings and Board Leadership Structure” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2013 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.
Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2013 Annual Meeting of Shareholders of the Registrant.
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
Information with respect to Executive Compensation is incorporated herein by reference to “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2013 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2013 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to “Proposal 1: Election of Directors, Corporate Governance” and continuing through “Director Independence” and to “Transactions with Related Persons” in the Proxy Statement to be filed for the 2013 Annual Meeting of Shareholders of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be filed for the 2013 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of Precision Castparts Corp. are included in “Item 8. Financial Statements and Supplementary Data.”
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
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

4.5
Rights Agreement, dated as of December 12, 2008, between Precision Castparts Corp. and the Bank of New York Mellon (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 16, 2008.)

4.6
Twenty-Sixth Supplemental Indenture dated December 20, 2012 between Precision Castparts Corp. and U.S. Bank National Association (including forms of Notes) (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 20, 2012.)

10.1
Credit Agreement, dated November 30, 2011, by and among Precision Castparts Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, and the other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed December 5, 2011.)

10.2
Credit Agreement dated as of December 17, 2012 by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and Citibank, N.A., as Syndication Agents, Mizuho Corporate Bank, Ltd., U.S. Bank National Association, PNC Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2012.)

10.3	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.) *

10.4	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.) *

10.5	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.)

10.6	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2008.) *

10.7	2008 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 5, 2010) *

10.8	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed May 27, 2010) *

10.9	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2009.) *

10.10	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed May 27, 2010) *

10.11	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2012.)*

10.12	Incentive Compensation Program for Human Capital Planning Performance (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed May 28, 2009.) *

10.13	Executive Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed May 28, 2009.) *

10.14	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed May 28, 2009.) *

10.15	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.) *

10.16	Supplemental Executive Retirement Program—Level One Plan—Ongoing, as amended (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed May 31, 2012.)*

10.17	Supplemental Executive Retirement Program—Level Two Plan—Ongoing, as amended (Incorporated herein by referenece to Exhibit 10.16 to the Form 10-K filed May 31, 2012.)*

10.18	Form of Amended and Restated Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed June 2, 2011.) *

10.19	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.) *

10.20	Time Sharing Agreement, dated October 23, 2007, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.) *
10.21	Summary of Agreement, dated May 29, 2013, between Precision Castparts Corp. and Roger Cooke*

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________

*	Management contract or compensatory plan or arrangement.

(b) See a(3) above.
(c) See a(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/S/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer
Dated: May 30, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN	Chairman and Chief Executive Officer	May 30, 2013
Mark Donegan

/S/ SHAWN R. HAGEL	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2013
Shawn R. Hagel

/S/ DON R. GRABER	Director	May 30, 2013
Don R. Graber

/S/ LESTER L. LYLES	Director	May 30, 2013
Lester L. Lyles

/S/ DANIEL J. MURPHY	Director	May 30, 2013
Daniel J. Murphy

/S/ VERNON E. OECHSLE	Director	May 30, 2013
Vernon E. Oechsle

/S/ STEVEN G. ROTHMEIER	Director	May 30, 2013
Steven G. Rothmeier

/S/ ULRICH SCHMIDT	Director	May 30, 2013
Ulrich Schmidt

/S/ RICHARD L. WAMBOLD	Director	May 30, 2013
Richard L. Wambold

/S/ TIMOTHY A. WICKS	Director	May 30, 2013
Timothy A. Wicks