Form 10-Q
period 2013-06-30
PRECISION CASTPARTS CORP
filed 2013-08-08
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
Commission File Number 1-10348

Precision Castparts Corp.

An Oregon Corporation IRS Employer Identification No. 93-0460598 4650 S.W. Macadam Avenue Suite 400 Portland, Oregon 97239-4262 Telephone: (503) 946-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [x]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes  [  ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]
Number of shares of Common Stock, no par value, outstanding as of August 1, 2013: 145,534,965

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	6/30/13	7/1/12
Net sales	$2,367	$1,966
Costs and expenses:
Cost of goods sold	1,570	1,331
Selling and administrative expenses	153	120
Interest expense	20	3
Interest income	(1)	(2)
Total costs and expenses	1,742	1,452
Income before income tax expense and equity in earnings of unconsolidated affiliates	625	514
Income tax expense	(200)	(172)
Equity in earnings of unconsolidated affiliates	1	2
Net income from continuing operations	426	344
Net income (loss) from discontinued operations	12	(2)
Net income	438	342
Net income attributable to noncontrolling interests	(2)	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$436	$342
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.90	$2.37
Net income (loss) from discontinued operations	0.08	(0.02)
Net income per share	$2.98	$2.35
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.88	$2.35
Net income (loss) from discontinued operations	0.08	(0.02)
Net income per share	$2.96	$2.33
Weighted average common shares outstanding:
Basic	146.2	145.3
Diluted	147.1	146.4
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended
	6/30/13	7/1/12
Net income	$438	$342
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	6	(46)
Unrealized losses on available-for-sale securities (net of income tax benefit of $6 and $0, respectively)	(9)	—
Gain (loss) on derivatives:
Unrealized losses due to periodic revaluations (net of income tax benefit of $0 and $1, respectively)	(1)	(2)
Less: reclassification adjustment for (gains) losses included in net income (net of income tax benefit of $0 and $0)	—	—
Other comprehensive loss, net of tax	(4)	(48)
Total comprehensive income attributable to noncontrolling interests	(2)	—
Total comprehensive income attributable to PCC	$432	$294
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	6/30/13	3/31/13
Assets
Current assets:
Cash and cash equivalents	$293	$280
Receivables, net	1,476	1,507
Inventories	3,112	2,980
Prepaid expenses and other current assets	142	159
Income tax receivable	—	5
Deferred income taxes	95	101
Discontinued operations	6	48
Total current assets	5,124	5,080
Property, plant and equipment, at cost	3,581	3,517
Accumulated depreciation	(1,494)	(1,440)
Net property, plant and equipment	2,087	2,077
Goodwill	5,958	5,904
Acquired intangible assets, net	2,929	3,021
Investment in unconsolidated affiliates	422	445
Other assets	292	300
Discontinued operations	29	69
	$16,841	$16,896
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$204	$204
Accounts payable	868	940
Accrued liabilities	541	552
Income tax payable	150	—
Discontinued operations	5	16
Total current liabilities	1,768	1,712
Long-term debt	3,181	3,602
Pension and other postretirement benefit obligations	504	548
Other long-term liabilities	428	457
Deferred income taxes	750	762
Discontinued operations	3	11
Commitments and contingencies (See Notes)
Shareholders' equity:
Preferred stock	—	—
Common stock	146	146
Paid-in capital	1,750	1,777
Retained earnings	8,845	8,413
Accumulated other comprehensive loss	(557)	(553)
Total PCC shareholders' equity	10,184	9,783
Noncontrolling interest	23	21
Total equity	10,207	9,804
	$16,841	$16,896
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	6/30/13	7/1/12
Operating activities:
Net income	$438	$342
Net (income) loss from discontinued operations	(12)	2
Non-cash items:
Depreciation and amortization	70	46
Deferred income taxes	9	16
Stock-based compensation expense	16	13
Excess tax benefits from share-based payment arrangements	(4)	(2)
Other non-cash adjustments	4	(2)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	47	9
Inventories	(123)	(110)
Prepaid expenses and other current assets	9	5
Income tax receivable and payable	152	136
Payables and accruals	(68)	(4)
Pension and other postretirement benefit plans	(49)	(40)
Dividends from equity method investments	28	—
Other non-current assets and liabilities	(1)	(9)
Net cash used by operating activities of discontinued operations	(2)	(2)
Net cash provided by operating activities	514	400
Investing activities:
Acquisitions of businesses, net of cash acquired	(2)	(848)
Capital expenditures	(82)	(60)
Dispositions of businesses	64	—
Other investing activities, net	(15)	(12)
Net cash used by investing activities	(35)	(920)
Financing activities:
Net change in commercial paper borrowings	(421)	28
Common stock issued	16	7
Excess tax benefits from share-based payment arrangements	4	2
Repurchase of common stock	(63)	—
Cash dividends	(4)	(5)
Other financing activities, net	—	(1)
Net cash (used) provided by financing activities	(468)	31
Effect of exchange rate changes on cash and cash equivalents	2	(17)
Net increase (decrease) in cash and cash equivalents	13	(506)
Cash and cash equivalents at beginning of period	280	699
Cash and cash equivalents at end of period	$293	$193

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

(2) Acquisitions
Fiscal 2014
There were no business acquisitions during the first three months of fiscal 2014.
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
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium and steel aerostructures. Klune focuses on complex forming, machining, and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington. The Klune acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On August 31, 2012, we acquired certain aerostructures business units from Heroux-Devtek Inc. (collectively referred to as "Progressive"). These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium and titanium, such as bulkheads, wing ribs, spars, frames and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. The Progressive acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight tolerance pipe processing services, including honing, boring, straightening and turning. THI's products are used in oil & gas drilling, completion and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area. The THI acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
On December 12, 2012, we acquired Synchronous Aerospace Group ("Synchronous"), a leading build-to-print supplier of highly complex mechanical assemblies for commercial aerospace and defense markets. Synchronous manufactures such mechanical assemblies as high-lift mechanisms and secondary flight controls, as well as structural components, including wing ribs, bulkheads, and track and beam assemblies. Synchronous has four primary locations: Santa Ana, California; Kent, Washington; Wichita, Kansas; and Tulsa, Oklahoma. The Synchronous acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
The purchase price allocations for Klune, Progressive, THI, and Synchronous, in addition to several minor acquisitions, are subject to further refinement. The impact of the acquisitions above is not material to our consolidated results of operations; consequently, pro forma information has not been included.
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of Titanium Metals Corporation ("TIMET") for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) had been validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above. On January 7, 2013, we completed the acquisition of TIMET. Each remaining share of TIMET common stock not tendered in PCC's previous tender offer for TIMET shares (other than shares as to which holders properly exercised appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, TIMET common stock ceased to be traded on the New York Stock Exchange. TIMET, the largest titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet and mill forms. TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Savoie, France. The TIMET acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
The assets purchased and liabilities assumed for TIMET have been reflected in our condensed consolidated balance sheets as of March 31, 2013 and June 30, 2013 and the results of operation are included in our condensed consolidated statement of income since the closing date of the acquisition. The transaction resulted in $1.5 billion of goodwill and $849 million of other intangible assets. The purchase price allocation for TIMET has been refined since originally reported and is subject to further refinement as management's assessment of the valuation of certain assets and liabilities, including intangible assets, accrued liabilities relating to environmental remediation and asset retirement obligations, and deferred taxes, are not complete.
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

	Three Months Ended
	6/30/13	7/1/12
	Actual	Pro forma
Net sales	$2,367	$2,203
Net income attributable to PCC	$436	$362
Net income per share - basic	$2.98	$2.49
Net income per share - diluted	$2.96	$2.47

(3) Discontinued Operations
During the first quarter of fiscal 2014, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations.
During the fourth quarter of fiscal 2013, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations.
During the second quarter of fiscal 2013, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a gain of approximately $2 million (net of tax) and cash proceeds of $6 million.

During the fourth quarter of fiscal 2012, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the first quarter of fiscal 2014. The transaction resulted in a gain of approximately $14 million (net of tax) and cash proceeds of $63 million.
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a loss of less than $1 million (net of tax) and proceeds of $25 million in cash and an unsecured, subordinated, convertible promissory note in the principal amount of $18 million. The note is due on August 7, 2017 and pays interest quarterly based on the 5-year Treasury Note Constant Maturity Rate.
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	6/30/13	7/1/12
Net sales	$10	$28
Cost of goods sold	10	25
Selling and administrative expenses	1	5
Loss from operations before income taxes	(1)	(2)
Income tax expense	—	—
Loss from operations	(1)	(2)
Gain on disposal and other expenses, net of $0 tax expense[1]	13	—
Net income (loss) from discontinued operations	$12	$(2)

[1]	For tax purposes, the sale generated a capital loss that was offset by a valuation allowance.
Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	6/30/13	3/31/13
Assets of discontinued operations:
Current assets	$6	$48
Net property, plant and equipment	17	47
Other assets	12	22
	$35	$117
Liabilities of discontinued operations:
Current liabilities	$5	$16
Long-term debt	1	1
Other long-term liabilities	2	10
	$8	$27

(4) Inventories
Inventories consisted of the following:

	6/30/13	3/31/13
Finished goods	$521	$519
Work-in-process	1,327	1,251
Raw materials and supplies	932	904
	2,780	2,674
Excess of LIFO cost over current cost	332	306
Total inventory	$3,112	$2,980

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
The changes in the carrying amount of goodwill by reportable segment for the three months ended June 30, 2013 were as follows:

	Balance at		Currency Translation and Other [1]	Balance at
	3/31/13	Acquired		6/30/13
Investment Cast Products	$337	$—	$—	$337
Forged Products	3,267	—	41	3,308
Airframe Products	2,300	—	13	2,313
Total	$5,904	$—	$54	$5,958

1 Includes adjustments to the purchase price allocations of RathGibson, Centra, Progressive, THI, Synchronous, TIMET and several other minor acquisitions.
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	June 30, 2013			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$15	$(11)	$4	$15	$(11)	$4
Proprietary technology	2	(1)	1	2	(1)	1
Long-term customer relationships	359	(44)	315	426	(38)	388
Backlog	57	(25)	32	56	(22)	34
Revenue sharing agreements	29	(2)	27	29	(2)	27
	$462	$(83)	379	$528	$(74)	454
Unamortizable intangible assets:
Tradenames			639			639
Long-term customer relationships			1,911			1,928
Acquired intangibles, net			$2,929			$3,021
Amortization expense for acquired intangible assets for the three months ended June 30, 2013 and July 1, 2012 was $9 million and $5 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $38 million for fiscal 2014. Amortization expense related to finite-lived intangible assets for fiscal 2013 was $26 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2015	$37
2016	34
2017	28
2018	21
2019	21
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of June 30, 2013 and March 31, 2013 is immaterial to our financial position, and the change in the accrual for the current period is immaterial to our results of operations and cash flows.
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

(7) Financing Arrangements
Long-term debt is summarized as follows:

	June 30, 2013	March 31, 2013
5.60% Public notes due fiscal 2014 ($200 face value plus unamortized premium of $0 and $1)	$200	$201
0.70% Public notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	500	500
1.25% Public notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $2)	999	998
2.50% Public notes due fiscal 2023 ($1,000 face value less unamortized discount of $6 and $6)	994	994
3.90% Public notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	180	601
Other	15	15
	3,385	3,806
Less: Long-term debt currently due	204	204
Total	$3,181	$3,602

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2014	$203
2015	3
2016	507
2017	181
2018	1,001
Thereafter	1,500
Total	$3,395

On December 17, 2012, we entered into an underwriting agreement with a group of investment banks for the issuance and sale by the Company of $3.0 billion aggregate principal amount of notes (collectively, the “Notes”) as follows: $500 million of 0.70% senior notes due 2015 (the "2015 Notes"); $1.0 billion of 1.25% senior notes due 2018 (the "2018 Notes"); $1.0 billion of 2.50% senior notes due 2023 (the "2023 Notes"); and $500 million of 3.90% senior notes due 2043 (the "2043 Notes").
The Notes are unsecured senior obligations of the Company and rank equally with all of the other existing and future senior, unsecured and unsubordinated debt of the Company. The Company pays interest on the 2015 Notes on June 20 and December 20 of each year and pays interest on the 2018 Notes, the 2023 Notes and the 2043 Notes on January 15 and July 15 of each year.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of June 30, 2013, the amount of commercial paper borrowings outstanding was $180 million and the weighted average interest rate was 0.2%. For the three months ended June 30, 2013, the average amount of commercial paper borrowings outstanding was $454 million and the weighted average interest rate was 0.2%. For the three months ended July 1, 2012, the average amount of commercial paper borrowings outstanding was $63 million and the weighted average interest rate was 0.3%. During the first three months of fiscal 2014, the largest daily balance of outstanding commercial paper borrowings was $694 million.
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
On December 17, 2012, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 16, 2013 (the “New Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of June 30, 2013. The New Credit Agreement is in addition to the existing $1.0 billion Original Credit Agreement. The Original and New Credit Agreements may be referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of June 30, 2013 was $1,820 million. Our financial covenant requirement and actual ratio as of June 30, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	25.0%

[1]	Terms are defined in the Credit Agreements.
As of June 30, 2013, we were in compliance with the financial covenant in the Credit Agreements.

(8) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	6/30/13	7/1/12
Amounts attributable to PCC shareholders:
Net income from continuing operations	$424	$344
Net income (loss) from discontinued operations	12	(2)
Net income attributable to PCC shareholders	$436	$342

	Three Months Ended
	6/30/13	7/1/12
Weighted average shares outstanding-basic	146.2	145.3
Effect of dilutive stock-based compensation plans	0.9	1.1
Weighted average shares outstanding-dilutive	$147.1	$146.4

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three months ended June 30, 2013 and July 1, 2012, stock options to purchase 1.3 million and 1.2 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.
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

As of June 30, 2013, the Company had repurchased 800,000 shares under this program for an aggregate purchase price of approximately $156 million.

(9) Stock-based Compensation
During the three months ended June 30, 2013 and July 1, 2012, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 31, 2013.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	6/30/13	7/1/12
Cost of goods sold	$4	$4
Selling and administrative expenses	12	9
Stock-based compensation expense before income taxes	16	13
Income tax benefit	(5)	(4)
Total stock-based compensation expense after income taxes	$11	$9

(10) Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the three months ended June 30, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain on available-for-sale securities	Total
Balance at March 31, 2013	$(79)	$(489)	$1	$14	$(553)
OCI before reclassifications	6	—	(1)	(9)	(4)
Amounts reclassified from AOCI[1]	—	—	—	—	—
Net current period OCI	6	—	(1)	(9)	(4)
Balance at June 30, 2013	$(73)	$(489)	$—	$5	$(557)

[1]	Reclassifications out of AOCI for the three months ended June 30, 2013 were not significant.

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
As of June 30, 2013, there were $4 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of June 30, 2013, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of June 30, 2013 was approximately $540 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of June 30, 2013, accounts receivable included foreign exchange contracts of 2 million and accounts payable included foreign exchange contracts of 6 million. As of March 31, 2013, accounts receivable included foreign exchange contracts of 2 million and accounts payable included foreign exchange contracts of 5 million.
For the three months ended June 30, 2013 and July 1, 2012, we recognized less than $1 million of losses and less than $1 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended June 30, 2013 and July 1, 2012, we recognized $7 million of gains and $1 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$13	$—	$—	$13
Available for sale securities	$96	$—	$—	$96
Derivative instruments	$—	$2	$—	$2
Liabilities:
Derivative instruments	$—	$6	$—	$6
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$19	$—	$—	$19
Available for sale securities	$111	$—	$—	$111
Derivative instruments	$—	$2	$—	$2
Liabilities:
Derivative instruments	$—	$5	$—	$5
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first three months of fiscal 2014 or fiscal 2013.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $3,090 million compared to a book value of $3,198 million at June 30, 2013. At March 31, 2013, the estimated fair value of our long-term fixed rate debt instruments was $3,210 million compared to a book value of $3,198 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(13) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended
	6/30/13	7/1/12
Service cost	$13	$11
Interest cost	26	23
Expected return on plan assets	(41)	(33)
Amortization of net actuarial loss	13	11
Amortization of prior service cost	1	1
Net periodic pension cost	$12	$13
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended
	6/30/13	7/1/12
Service cost	$—	$—
Interest cost	2	1
Amortization of net actuarial loss	—	—
Amortization of prior service cost	—	—
Net periodic benefit cost	$2	$1
During the three months ended June 30, 2013 and July 1, 2012, we contributed $63 million and $53 million, respectively, to the defined benefit pension plans, of which $50 million was voluntary in both periods. We expect to contribute approximately $8 million of additional required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $71 million in fiscal 2014. Including contributions in the first three months of fiscal 2014, we expect to contribute a total of approximately $8 million to the other postretirement benefit plans during fiscal 2014.

(14) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(15) New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The guidance was effective for the Company beginning the first quarter of fiscal 2014 and has been applied prospectively. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
In December 2011, the FASB issued guidance increasing disclosures regarding offsetting of assets and liabilities in the balance sheet. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance was effective for the Company beginning the first quarter of fiscal 2014. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows and therefore, we did not provide additional disclosure in our financial statements.
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

	Three Months Ended
	6/30/13	7/1/12
Net sales:
Investment Cast Products	$616	$620
Forged Products	1,065	853
Airframe Products	686	493
Consolidated net sales	$2,367	$1,966
Segment operating income (loss):
Investment Cast Products	$213	$206
Forged Products	267	195
Airframe Products	205	146
Corporate expenses	(41)	(32)
Total segment operating income	644	515
Interest expense	20	3
Interest income	(1)	(2)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$625	$514

(17) Subsequent Events
On June 26, 2013, we agreed to acquire Permaswage SAS ("Permaswage"), a world-leading designer and manufacturer of aerospace fluid fittings, for approximately $600 million. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China, and employs approximately 680 people. The Permaswage acquisition will be a stock purchase for tax purposes and will be reported as part of the Airframe Products segment.
During the second quarter of fiscal 2014, we completed two additional minor acquisitions in the Airframe Products segment.

(18) Condensed Consolidating Financial Information
Certain of our subsidiaries guarantee our registered securities consisting of $200 million of 5.6% Senior Notes due in fiscal 2014. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Precision Castparts Corp. (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries that guarantee the Company's public notes, with any investments in non-guarantor subsidiaries recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, in each case for balance sheets as of June 30, 2013 and March 31, 2013, statements of income for the three months ended June 30, 2013 and July 1, 2012, statements of comprehensive income for the three months ended June 30, 2013 and July 1, 2012, and statements of cash flows for the three months ended June 30, 2013 and July 1, 2012. The public notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantor subsidiaries include the majority of our domestic subsidiaries within the Investment Cast Products, Forged Products and Airframe Products segments that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to the parent company, Precision Castparts Corp. The condensed consolidating financial information is presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because guarantors are 100% owned and the guarantees are full and unconditional, joint and several.
The parent company had positive cash flows from operations for the three months ended June 30, 2013 and July 1, 2012. The positive operating cash flows are due to a variety of factors, including timing differences on intercompany charges from the parent to the subsidiaries as those charges are often settled with subsidiaries prior to the payment to our third party vendors and the tax benefit on the book expense recorded for stock based compensation expense. In addition, a significant portion of the parent Company’s expenses, such as stock based compensation expense, do not result in a current period cash outflow. Also in the first quarter, the parent company accrued its quarterly tax expense but only made a small amount of state estimated tax payments because the federal and the majority of the state estimated tax payments are not made until the second quarter.

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2013
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,769	$724	$(126)	$2,367
Costs and expenses:
Cost of goods sold	5	1,190	501	(126)	1,570
Selling and administrative expenses	33	78	42	—	153
Other income	—	(51)	—	51	—
Interest expense, net	2	17	—	—	19
Equity in earnings of subsidiaries	(456)	(32)	—	488	—
Total costs and expenses	(416)	1,202	543	413	1,742
Income before income tax expense and equity in earnings of unconsolidated affiliates	416	567	181	(539)	625
Income tax benefit (expense)	20	(169)	(51)	—	(200)
Equity in earnings of unconsolidated affiliates	—	—	1	—	1
Net income from continuing operations	436	398	131	(539)	426
Net income from discontinued operations	—	—	12	—	12
Net income	436	398	143	(539)	438
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to PCC	$436	$398	$141	$(539)	$436

Condensed Consolidating Statements of Income
Three Months Ended July 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$1,666	$377	$(77)	$1,966
Costs and expenses:
Cost of goods sold	4	1,120	284	(77)	1,331
Selling and administrative expenses	26	76	18	—	120
Other (income) expense	(1)	—	1	—	—
Interest (income) expense, net	(15)	17	(1)	—	1
Equity in earnings of subsidiaries	(348)	(18)	—	366	—
Total costs and expenses	(334)	1,195	302	289	1,452
Income before income tax expense and equity in earnings of unconsolidated affiliates	334	471	75	(366)	514
Income tax benefit (expense)	8	(159)	(21)	—	(172)
Equity in earnings of unconsolidated affiliates	—	1	1	—	2
Net income from continuing operations	342	313	55	(366)	344
Net loss from discontinued operations	—	—	(2)	—	(2)
Net income	342	313	53	(366)	342
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to PCC	$342	$313	$53	$(366)	$342

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2013
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$436	$398	$143	$(539)	$438
Other comprehensive loss, net of tax	(4)	(1)	(2)	3	(4)
Total comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total comprehensive income attributable to PCC	$432	$397	$139	$(536)	$432

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended July 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income	$342	$313	$53	$(366)	$342
Other comprehensive loss, net of tax	(48)	—	(48)	48	(48)
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to PCC	$294	$313	$5	$(318)	$294

Condensed Consolidating Balance Sheets
June 30, 2013
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$39	$5	$249	$—	$293
Receivables, net	36	5,212	329	(4,101)	1,476
Inventories	—	1,960	1,152	—	3,112
Prepaid expenses and other current assets	1	33	118	(10)	142
Deferred income taxes	3	—	99	(7)	95
Discontinued operations	—	27	74	(95)	6
Total current assets	79	7,237	2,021	(4,213)	5,124
Property, plant and equipment, net	2	1,329	756	—	2,087
Goodwill	—	3,771	2,187	—	5,958
Deferred income taxes	148	—	—	(148)	—
Investments in subsidiaries	17,829	686	—	(18,515)	—
Other assets	145	1,904	1,594	—	3,643
Discontinued operations	—	26	4	(1)	29
	$18,203	$14,953	$6,562	$(22,877)	$16,841
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$200	$2	$2	$—	$204
Accounts payable	4,178	567	319	(4,196)	868
Accrued liabilities	59	268	225	(11)	541
Income tax payable	124	—	26	—	150
Deferred income taxes	—	7	—	(7)	—
Discontinued operations	—	4	1	—	5
Total current liabilities	4,561	848	573	(4,214)	1,768
Long-term debt	3,170	1	10	—	3,181
Pension and other postretirement benefit obligations	256	156	92	—	504
Other long-term liabilities	9	143	276	—	428
Deferred income taxes	—	580	318	(148)	750
Discontinued operations	—	4	—	(1)	3
Commitments and contingencies (See Notes)
Total equity	10,207	13,221	5,293	(18,514)	10,207
	$18,203	$14,953	$6,562	$(22,877)	$16,841

Condensed Consolidating Balance Sheets
March 31, 2013
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$56	$14	$210	$—	$280
Receivables, net	36	5,044	323	(3,896)	1,507
Inventories	—	1,848	1,132	—	2,980
Prepaid expenses and other current assets	3	22	134	—	159
Income tax receivable	35	—	—	(30)	5
Deferred income taxes	8	—	98	(5)	101
Discontinued operations	—	14	113	(79)	48
Total current assets	138	6,942	2,010	(4,010)	5,080
Property, plant and equipment, net	2	1,318	757	—	2,077
Goodwill	—	3,753	2,151	—	5,904
Deferred income taxes	157	—	—	(157)	—
Investments in subsidiaries	17,357	743	—	(18,100)	—
Other assets	146	1,926	1,694	—	3,766
Discontinued operations	—	27	42	—	69
	$17,800	$14,709	$6,654	$(22,267)	$16,896
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$201	$2	$1	$—	$204
Accounts payable	3,872	626	417	(3,975)	940
Accrued liabilities	47	265	241	(1)	552
Income tax payable	—	—	30	(30)	—
Deferred income taxes	—	5	—	(5)	—
Discontinued operations	—	5	11	—	16
Total current liabilities	4,120	903	700	(4,011)	1,712
Long-term debt	3,591	1	10	—	3,602
Pension and other postretirement benefit obligations	262	168	118	—	548
Other long-term liabilities	23	158	276	—	457
Deferred income taxes	—	570	349	(157)	762
Discontinued Operations	—	4	7	—	11
Commitments and contingencies (See Notes)
Total equity	9,804	12,905	5,194	(18,099)	9,804
	$17,800	$14,709	$6,654	$(22,267)	$16,896

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2013
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$146	$307	$112	$(51)	$514
Acquisitions of businesses, net of cash acquired	—	—	(2)	—	(2)
Capital expenditures	—	(50)	(32)	—	(82)
Intercompany advances	—	(286)	55	231	—
Intercompany loans	75	—	—	(75)	—
Other investing activities, net	—	21	28	—	49
Net cash (used) provided by investing activities of discontinued operations	—	(1)	1	—	—
Net cash provided (used) by investing activities	75	(316)	50	156	(35)
Net change in commercial paper borrowings	(421)	—	—	—	(421)
Net change in long-term debt	(1)	—	1	—	—
Common stock issued	16	—	—	—	16
Excess tax benefits from share-based payment arrangements	4	—	—	—	4
Cash dividends	(4)	—	(51)	51	(4)
Repurchase of common stock	(63)	—	—	—	(63)
Intercompany advances	231	—	—	(231)	—
Intercompany loans	—	—	(42)	42	—
Net cash used by financing activities of discontinued operations	—	—	(33)	33	—
Net cash used by financing activities	(238)	—	(125)	(105)	(468)
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
Net (decrease) increase in cash and cash equivalents	(17)	(9)	39	—	13
Cash and cash equivalents at beginning of period	56	14	210	—	280
Cash and cash equivalents at end of period	$39	$5	$249	$—	$293

Condensed Consolidating Statements of Cash Flows
Three Months Ended July 1, 2012
(Unaudited)
(In millions)

	Precision Castparts Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$85	$204	$111	$—	$400
Acquisitions of businesses, net of cash acquired	(571)	(1)	(276)	—	(848)
Capital expenditures	—	(55)	(5)	—	(60)
Intercompany advances	—	(146)	(31)	177	—
Intercompany loans	(161)	—	—	161	—
Other investing activities, net	—	(11)	(1)	—	(12)
Net cash provided (used) by investing activities of discontinued operations	—	1	(1)	—	—
Net cash used by investing activities	(732)	(212)	(314)	338	(920)
Net change in commercial paper borrowings	28	—	—	—	28
Common stock issued	7	—	—	—	7
Excess tax benefits from share-based payment arrangements	2	—	—	—	2
Cash dividends	(5)	—	—	—	(5)
Intercompany advances	177	—	—	(177)	—
Intercompany loans	—	—	159	(159)	—
Other financing activities, net	—	—	(1)	—	(1)
Net cash provided by financing activities of discontinued operations	—	—	2	(2)	—
Net cash provided by financing activities	209	—	160	(338)	31
Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Net decrease in cash and cash equivalents	(438)	(8)	(60)	—	(506)
Cash and cash equivalents at beginning of period	453	18	228	—	699
Cash and cash equivalents at end of period	$15	$10	$168	$—	$193

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended June 30, 2013 and July 1, 2012

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	6/30/13	7/1/12	$	%
Net sales	$2,367	$1,966	$401	20%
Costs and expenses:
Cost of goods sold	1,570	1,331	239	18
Selling and administrative expenses	153	120	33	28
Interest expense, net	19	1	18	1,800
Total costs and expenses	1,742	1,452	290	20
Income before income tax expense and equity in earnings of unconsolidated affiliates	625	514	111	22
Income tax expense	(200)	(172)	(28)	16
Effective tax rate	32.0%	33.5%
Equity in earnings of unconsolidated affiliates	1	2	(1)	(50)
Net income from continuing operations	426	344	82	24
Net income (loss) from discontinued operations	12	(2)	14	700
Net income	438	342	96	28
Net income attributable to noncontrolling interests	(2)	—	(2)	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$436	$342	$94	27%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.88	$2.35	$0.53	23%
Net income (loss) per share from discontinued operations	0.08	(0.02)	0.10	500
Net income per share	$2.96	$2.33	$0.63	27%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	6/30/13	7/1/12	$	%
Nickel	$6.82	$7.81	$(0.99)	(13)%
London Metal Exchange[1]
Titanium	$1.93	$3.57	$(1.64)	(46)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.42	$14.88	$(1.46)	(10)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	6/30/13	7/1/12	$	%
Investment Cast Products[2]	$73	$78	$(5)	(6)%
Forged Products[3]	409	225	184	82%
Airframe Products[4]	43	34	9	26%
Total intercompany sales	$525	$337	$188	56%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $12 million and $14 million for the first quarter of fiscal 2014 and 2013, respectively.
[3]	Forged Products: Includes sales between segments of $29 million and $26 million for the first quarter of fiscal 2014 and 2013, respectively.
[4]	Airframe Products: Includes sales between segments of $1 million and $1 million for the first quarter of fiscal 2014 and 2013, respectively.

Sales for the first quarter of fiscal 2014 were $2,367 million, an increase of $401 million, or 20%, from $1,966 million in the same quarter last year. We acquired twelve businesses during fiscal 2013 that contributed more than $400 million of additional sales in the first quarter of fiscal 2014. Excluding the impact of acquisitions, sales decreased compared to the prior year, primarily driven by lower metal prices. Metal pricing and pass-through negatively impacted organic growth by approximately 3% year over year. Nickel prices decreased 13%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary mills negatively impacted external sales by approximately $32 million in the current quarter versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $21 million. Contractual material pass-through pricing increased sales by $67 million in the current quarter, compared to $74 million in the same quarter a year ago. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Base aerospace sales were flat from the prior year as commercial aircraft production rates continue to drive steady demand for airframe and engine components. However, growth was deferred due to the impact of union-organizing activity at our Portland, Oregon locations, which negatively impacted aerospace sales by approximately $12 million. Sales to our power markets were also flat over the prior year, excluding the impact of acquisitions. Industrial gas turbine (“IGT”) sales, including both spares and original equipment manufacturer ("OEM") activity, maintained solid levels, while base general industrial sales declined as a result of lower metal prices and lower sales to the chemical transport market.
Based on data from The Airline Monitor as of June 2013, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2013 as compared to 2012. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately six months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2014, and therefore we anticipate that our aerospace sales will increase in the latter quarters of fiscal 2014.
Net income from continuing operations attributable to PCC for the first quarter of fiscal 2014 was $424 million, or $2.88 per share (diluted) compared to net income from continuing operations attributable to PCC for the first quarter of fiscal 2013 of $344 million, or $2.35 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first quarter of fiscal 2014 was $436 million, or $2.96 per share (diluted), compared with net income attributable to PCC of $342 million, or $2.33 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first quarter of fiscal 2014 was $20 million, compared to $3 million for the first quarter last year. In the third quarter of fiscal 2013, we issued $3.0 billion of debt to finance the acquisition of TIMET and therefore incurred additional interest expense associated with that debt. Interest income for the first quarter of fiscal 2014 was $1 million, compared with $2 million for the first quarter of fiscal 2013. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
The effective tax rate for the first quarter of fiscal 2014 was 32.0% compared to 33.5% for the first quarter of fiscal 2013. The lower effective tax rate in the current quarter is primarily due to increased benefits from earnings taxed at rates lower than the U.S. statutory rate, non-recurring adjustments to prior year tax assets and liabilities, and the federal research and development tax credit, partially offset by reduced benefits from the domestic manufacturing deduction.
Acquisitions
Fiscal 2014
There were no business acquisitions during the first three months of fiscal 2014.
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
On August 7, 2012, we acquired Klune Industries ("Klune"), a manufacturer of complex aluminum, nickel, titanium, and steel aerostructures. Klune focuses on complex forming, machining, and assembly of aerostructure parts, in addition to offering significant expertise in a range of cold-formed sheet metal components. Klune, which operates facilities in North Hollywood, California; Spanish Fork, Utah; and Kent, Washington. The Klune acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On August 31, 2012, we acquired certain aerostructures business units from Heroux-Devtek Inc. (collectively referred to as "Progressive"). These aerostructures operations manufacture a wide variety of components and assemblies from aluminum, aluminum-lithium and titanium, such as bulkheads, wing ribs, spars, frames and engine mounts. The aerostructures operations include Progressive Incorporated in Arlington, Texas, as well as plants in Dorval (Montreal), Canada, and Queretaro, Mexico. The Progressive acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.
On October 24, 2012, we acquired Texas Honing, Inc. ("THI"). THI provides precision, tight tolerance pipe processing services, including honing, boring, straightening and turning. THI's products are used in oil & gas drilling, completion, and production applications, as well as other commercial markets. THI operates three facilities in the Houston, Texas area. The THI acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
On December 12, 2012, we acquired Synchronous Aerospace Group ("Synchronous"), a leading build-to-print supplier of highly complex mechanical assemblies for commercial aerospace and defense markets. Synchronous manufactures such mechanical assemblies as high-lift mechanisms and secondary flight controls, as well as structural components, including wing ribs, bulkheads, and track and beam assemblies. Synchronous four primary locations: Santa Ana, California; Kent, Washington; Wichita, Kansas; and Tulsa, Oklahoma. The Synchronous acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of Titanium Metals Corporation ("TIMET") for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) had been validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above.  On January 7, 2013, we completed the acquisition of TIMET. Each remaining share of TIMET common stock not tendered in PCC's previous tender offer for TIMET shares (other than shares as to which holders properly exercised appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, TIMET common stock ceased to be traded on the New York Stock Exchange. TIMET, the largest titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet and mill forms. TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Ugine, France. The TIMET acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
The purchase price allocations for Klune, Progressive, THI, Synchronous, and TIMET, in addition to several minor acquisitions, are subject to further refinement.
Discontinued Operations
Net income from discontinued operations was $12 million, or $0.08 per share (diluted) for the first quarter of fiscal 2014 compared with a net loss of $2 million, or $0.02 per share (diluted) in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of or are classified as held for sale in accordance with discontinued operations guidance. The net income in the current quarter was primarily due to a gain from the completion of a sale of a small non-core business.

Subsequent Events
On June 26, 2013, we agreed to acquire Permaswage SAS ("Permaswage"), a world-leading designer and manufacturer of aerospace fluid fittings, for approximately $600 million. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China, and employs approximately 680 people. The Permaswage acquisition will be a stock purchase for tax purposes and will be reported as part of the Airframe Products segment.
During the second quarter of fiscal 2014, we completed two additional minor acquisitions in the Airframe Products segment.

Results of Operations by Segment - Comparison Between Three Months Ended June 30, 2013 and July 1, 2012

(in millions)	Three Months Ended		Increase/(Decrease)
	6/30/13	7/1/12	$	%
Net sales:
Investment Cast Products	$616	$620	$(4)	(1)%
Forged Products	1,065	853	212	25
Airframe Products	686	493	193	39
Consolidated net sales	$2,367	$1,966	$401	20%
Segment operating income (loss):
Investment Cast Products	$213	$206	$7	3%
% of sales	34.6%	33.2%
Forged Products	267	195	72	37
% of sales	25.1%	22.9%
Airframe Products	205	146	59	40
% of sales	29.9%	29.6%
Corporate expenses	(41)	(32)	(9)	28
Total segment operating income	644	515	$129	25%
% of sales	27.2%	26.2%
Interest expense, net	19	1
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$625	$514
Investment Cast Products
Investment Cast Products' sales were $616 million for the quarter, compared to sales of $620 million in the first quarter of fiscal 2013, a decrease of $4 million. Operating income was $213 million for the quarter, an increase of $7 million from $206 million in the first quarter of fiscal 2013. Operating income as a percent of sales for the first quarter increased to 34.6% from 33.2% of sales in the same quarter last year. The segment continued to see stable aerospace schedules in line with the current high levels of base commercial aircraft production rates and is solidly positioned on all major commercial aircraft programs. However, during the quarter, the Company's Portland, Oregon locations addressed union organizing activity, which negatively impacted aerospace sales by approximately $12 million. The Portland workers voted not to unionize, and we expect delinquencies to ship over the next two quarters. IGT sales increased approximately 7% year over year, largely driven by strong OEM demand. The increase in IGT sales was partially offset by a decline in general industrial sales of approximately 13% as a result of lower sales to the military sector.
The segment's operating income as a percent of sales increased 1.4 percentage points over the prior year. Despite the union disruption, which negatively impacted operating income by approximately $8 to $9 million, including certain non-recurring expenses, the segment's operations delivered record operating margins by improving productivity, controlling their cost structures, and effectively leveraging high volumes across their fixed assets. Contractual pricing related to pass-through of increased material costs was approximately $18 million in the first quarter of fiscal 2014 compared to approximately $20 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.0 percentage point in the first quarter of fiscal 2014 compared to 1.1 percentage points in the first quarter of fiscal 2013.
The Investment Cast Products segment is solidly positioned to benefit when build rates accelerate on key platforms, and new aircraft and engine development programs advance, however, near-term aerospace sales growth may be moderated by continued engine customer destocking. We expect to see a recovery of the union-related delinquencies over the next two quarters. Additionally, IGT upgrade programs and increased content on new product launches provide further upside potential.
Forged Products
Forged Products' sales were $1,065 million for the quarter, compared to sales of $853 million in the first quarter of fiscal 2013, an increase of $212 million. Operating income was $267 million for the quarter, an increase of $72 million from $195 million in the first quarter of fiscal 2013. Operating income as a percent of sales for the first quarter increased to 25.1% from 22.9% of sales in the same quarter last year. First quarter fiscal 2014 results include the benefit for a full quarter from the acquisitions of Dickson/Aerocraft, THI and TIMET, compared to only a partial quarter from Dickson/Aerocraft in fiscal 2013. The segment experienced steady aerospace sales growth of approximately 39% year over year, driven by the inclusion of TIMET for a full quarter. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. Sales to power markets were relatively flat when compared to the same quarter last year.

Increases in both interconnect pipe and downhole casing shipments were partially offset by softer IGT OEM sales. General industrial sales, excluding acquisitions, decreased compared the prior year but the decrease was offset by sales from TIMET. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. Nickel prices decreased 13%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the segment's three primary mills negatively impacted external sales by approximately $32 million in the current quarter versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $21 million. Contractual material pass-through pricing contributed approximately $47 million of sales in the first quarter of fiscal 2014 compared to approximately $51 million of sales in the prior year (also included in market changes discussed above).
Operating income as a percent of sales increased 2.2 percentage points compared to a year ago as a result of the inclusion of the results of TIMET, including operational improvements that are being implemented at an accelerating rate. Contractual pass-through of raw material costs diluted operating margins by 1.1 percentage points in the current quarter compared to 1.5 percentage points in the same quarter a year ago.
The Forged Products segment is positioned for further aerospace growth when commercial OEM production ramps, and new aircraft and engine development programs advance. The addition of TIMET is a significant catalyst in achieving our long-term objectives by providing opportunities to improve operations and develop new markets. In addition, we are seeing improved demand for interconnect pipe and we plan to continue to penetrate the oil and gas market. Operating income in the second quarter of fiscal 2014 will be negatively impacted by approximately $20 million for the normal two-week scheduled forge press outages, European holidays, and an eight-week outage of the 29,000-ton press in Houston to restore its full manufacturing capability.
Airframe Products
Airframe Products' sales were $686 million for the quarter, compared to sales of $493 million in the first quarter of fiscal 2013, an increase of $193 million. Operating income was $205 million for the quarter, an increase of $59 million from $146 million in the first quarter of fiscal 2013. Operating income as a percent of sales for the first quarter increased to 29.9% of sales from 29.6% in the same quarter last year. First quarter fiscal 2014 results include contributions from Centra, Klune, Progressive, Synchronous and several small acquisitions for a full quarter compared to only a partial quarter of Centra in fiscal 2013. This segment experienced strong growth in aerospace sales of approximately 48% due to acquisitions and strong organic growth in core commercial aerospace markets. Critical aerospace fasteners sales improved by approximately 12% year over year, although shipments of these fasteners have still not fully caught up to aircraft production rates. The base aerostructures business, which grew year-over-year sales by approximately 5%, is more closely tracking current commercial OEM build rates. General industrial sales increased approximately 2% over the prior year, primarily within the automotive market.
Operating income as a percent of sales increased 0.3 percentage points compared to a year ago, despite the inclusion of several lower-margin acquisitions. Airframe Products' operating income improved due to the rapid integration of the acquisitions completed over the last two years, effective cost management, and strong leverage of its increased workload.
The Airframe Products segment has substantial aerostructures and fasteners content on the Boeing 787 and sales will accelerate as it further aligns with current build rates and future ramp-ups in aircraft schedules. With the acquisitions completed over the last two years, we continue to see strong growth in commercial aerospace markets and performance improvements. In addition, the pending acquisition of Permaswage will establish a firm foothold in the fittings market and we continue to aggressively pursue other acquisition opportunities.

Changes in Financial Condition and Liquidity
Total assets of $16,841 million at June 30, 2013 represented a $55 million decrease from the $16,896 million balance at March 31, 2013. The decrease in total assets principally reflects debt repayments and the repurchase of common stock, partially offset by cash generated from operations during the first three months of fiscal 2014 totaling $514 million and increased inventories driven by an inventory build in anticipation of the planned shutdown of the 29,000-ton press in Houston, and raw material purchases, primarily in the Forged Products segment.
Total capitalization at June 30, 2013 was $13,570 million, consisting of $3,386 million of total debt and $10,184 million of PCC shareholders' equity. The debt-to-capitalization ratio declined to 25.0% at June 30, 2013 from 28.0% at the end of fiscal 2013, reflecting the repayment of commercial paper borrowings that were used to fund fiscal 2013 acquisitions.
Cash as of June 30, 2013 was $293 million, an increase of $13 million from the end of fiscal 2013. Total debt was $3,386 million, a decrease of $421 million from the end of fiscal 2013. The net positive cash flow primarily reflects cash generated by operations of $514 million (after $50 million of cash paid for voluntary pension contributions) and cash received from the dispositions of businesses of $64 million, partially offset by capital expenditures of $82 million and stock repurchases of $63 million.
We expect our baseline capital expenditures for fiscal 2014 to be modestly higher than fiscal 2013 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
In the first three months of fiscal 2014, we contributed $63 million to our defined benefit pension plans, of which $50 million was voluntary. We expect to contribute approximately $8 million of additional required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $71 million in fiscal 2014. Including contributions in the first three months of fiscal 2014, we expect to contribute a total of approximately $8 million to other postretirement benefit plans during fiscal 2014.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of June 30, 2013, the amount of commercial paper borrowings outstanding was $180 million and the weighted average interest rate was 0.2%. For the three months ended June 30, 2013, the average amount of commercial paper borrowings outstanding was $454 million and the weighted average interest rate was 0.2%. For the three months ended July 1, 2012, the average amount of commercial paper borrowings outstanding was $63 million and the weighted average interest rate was 0.3%. During the first three months of fiscal 2014, the largest daily balance of outstanding commercial paper borrowings was $694 million. We do not anticipate any changes in our ability to borrow under our current credit facilities, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
Our long-term revolving bank credit facility (the “Original Credit Agreement”) is a five-year, $1 billion revolving credit facility (with a $500 million increase option, subject to approval of the lenders) maturing November 30, 2016, unless extended pursuant to two 364-day extension options (subject to approval of the lenders). The Original Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants.
On December 17, 2012, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 16, 2013 (the “New Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of June 30, 2013. The New Credit Agreement is in addition to the existing $1.0 billion Original Credit Agreement. The Original and New Credit Agreements may be referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of June 30, 2013 was $1,820 million. Our financial covenant requirement and actual ratio as of June 30, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	25.0%

[1]	Terms are defined in the Credit Agreements.
As of June 30, 2013, we were in compliance with the financial covenant in the Credit Agreements.

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
Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 30, 2013.
Forward-Looking Statements
Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; the timing of new acquisitions; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposure since March 31, 2013.

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
In May 2013, as a result of TIMET's disclosure of noncompliance to the Nevada Division of Environmental Protection ("NDEP") on December 4, 2012 and February 19, 2013, the NDEP issued a Finding of Alleged Violation and Order ("FOAV") to TIMET. The FOAV alleges that TIMET violated its permit by discharging partially treated wastewater from an unauthorized bypass for approximately four years from September 2008 through October 2012. TIMET has been working cooperatively with the NDEP to address issues identified in the FOAV. No specific penalties were identified in the FOAV but we believe that any final resolution of the FOAV will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.
In July 2013, the U.S. EPA informed Thistle Processing, LLC (a Caledonian Alloys operation recently merged into Huntington Alloys Corporation) of its intent to take enforcement action based on environmental violations at the Thistle facility in Huntington, West Virginia.  In September 2008, Thistle experienced a process malfunction that resulted in excess emissions of trichloroethylene.  Thistle reported the release to state and federal authorities shortly after the event occurred.  EPA alleges that Thistle's report was not timely and that the emissions were in violation of Thistle's air permit. The trichloroethylene process at issue has not operated since January 2010 and the equipment was dismantled in mid-2010.  The EPA has proposed a penalty of $308,400; however, discussions to agree on a penalty amount are currently underway.  We believe that any final resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

Item 1A.	Risk Factors
Our growth strategy includes business and capital equipment acquisitions with associated risks.
Our growth strategy includes the acquisition of strategic operations and capital equipment. We have completed a number of acquisition transactions in recent years, including the acquisition of Titanium Metals Corporation (“TIMET”) in fiscal 2013, a manufacturer of a full range of titanium products, including ingot and slab, forging billet and mill forms. We expect that we will continue to seek acquisitions of complementary businesses, products, capital equipment and technologies to add products and services for our core customer base and for related markets, and will also continue to expand each of our businesses geographically. The success of the TIMET acquisition and the other completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business and capital equipment acquisitions entail a number of other risks, including as applicable:

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
The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from competitive pressures and fuel costs. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism, health and safety concerns and environmental constraints imposed upon aircraft operators. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.
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
The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Boeing 737Max, Airbus A350, Airbus A320neo and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays to any of these new aircraft programs, could have a material adverse effect on our business.
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
We purchase products from and supply products to businesses located outside of the U.S. We also have significant operations located outside the U.S. In fiscal 2013, approximately 17 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

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
A majority of our sales of extruded pipe for the power generation market have been exported to power generation customers in China and India. These sales are subject to the risks associated with international sales generally. In addition, changes in demand could result from a reduction of power plant build rates in China or India due to economic conditions or otherwise, or increased competition from local manufacturers who have cost advantages or who may be preferred suppliers, or effects of anti-dumping or other import duties. Also, with respect to China, Chinese commercial laws, regulations and interpretations applicable to non-Chinese market participants such as us are rapidly changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business.
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
We rely on a combination of confidentiality, invention assignment and other types of agreements and trade secret, trademark, and patent law to establish, maintain, protect and enforce our intellectual property rights. Our efforts in regard to these measures may be inadequate, however, to prevent others from misappropriating our intellectual property rights. In addition, laws in some non-U.S. countries affecting intellectual property are uncertain in their application, which can affect the scope or enforceability of our intellectual property rights. Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, which could have a material adverse effect on our business.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
4/1/13-5/5/13	—	$—	500,000	$658
5/6/13-6/2/13	280,000	$211.14	780,000	$598
6/3/13-6/30/13	20,000	$213.53	800,000	$594
Total	300,000	$211.30	800,000	$594
(1) On January 24, 2013, we publicly announced that our Board of Directors had authorized a program for the Company to purchase up to $750 million of our Company's common stock. The stock repurchase program expires June 30, 2015.

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE:	August 8, 2013	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)