Form 10-Q
period 2013-09-29
PRECISION CASTPARTS CORP
filed 2013-11-07
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2013
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
Number of shares of Common Stock, no par value, outstanding as of October 30, 2013: 145,256,132

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Net sales	$2,362	$1,927	$4,729	$3,893
Costs and expenses:
Cost of goods sold	1,557	1,308	3,127	2,639
Selling and administrative expenses	156	121	309	241
Interest expense	19	3	39	6
Interest income	(1)	(1)	(2)	(3)
Total costs and expenses	1,731	1,431	3,473	2,883
Income before income tax expense and equity in earnings of unconsolidated affiliates	631	496	1,256	1,010
Income tax expense	(205)	(164)	(405)	(336)
Equity in earnings of unconsolidated affiliates	—	1	1	3
Net income from continuing operations	426	333	852	677
Net (loss) income from discontinued operations	(1)	—	11	(2)
Net income	425	333	863	675
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(1)
Net income attributable to Precision Castparts Corp. (“PCC”)	$424	$332	$860	$674
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.92	$2.29	$5.82	$4.65
Net (loss) income from discontinued operations	(0.01)	—	0.08	(0.01)
Net income per share	$2.91	$2.29	$5.90	$4.64
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.90	$2.27	$5.78	$4.62
Net (loss) income from discontinued operations	(0.01)	—	0.08	(0.01)
Net income per share	$2.89	$2.27	$5.86	$4.61
Weighted average common shares outstanding:
Basic	145.5	145.4	145.8	145.3
Diluted	146.5	146.4	146.8	146.4
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Net income	$425	$333	$863	$675
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	90	47	96	1
Gain (loss) on available-for-sale securities:
Unrealized gains on available-for-sale securities (net of income tax expense of $9, $0, $3 and $0, respectively)	15	—	6	—
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 in all periods)	(1)	—	(1)	—
Gain (loss) on derivatives:
Unrealized gains due to periodic revaluations (net of income tax expense of $2, $1, $2 and $1, respectively)	5	4	4	2
Less: reclassification adjustment for losses included in net income (net of income tax benefit of $0 in all periods)	1	1	1	1
Other comprehensive loss, net of tax	110	52	106	4
Total comprehensive income attributable to noncontrolling interests	(5)	(1)	(7)	(1)
Total comprehensive income attributable to PCC	$530	$384	$962	$678
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	9/29/13	3/31/13
Assets
Current assets:
Cash and cash equivalents	$269	$280
Receivables, net	1,531	1,507
Inventories	3,189	2,980
Prepaid expenses and other current assets	157	159
Income tax receivable	24	5
Deferred income taxes	72	101
Discontinued operations	4	48
Total current assets	5,246	5,080
Property, plant and equipment, at cost	3,721	3,517
Accumulated depreciation	(1,558)	(1,440)
Net property, plant and equipment	2,163	2,077
Goodwill	6,007	5,904
Acquired intangible assets, net	3,014	3,021
Investment in unconsolidated affiliates	425	445
Other assets	299	300
Discontinued operations	27	69
	$17,181	$16,896
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$203	$204
Accounts payable	815	940
Accrued liabilities	545	552
Discontinued operations	5	16
Total current liabilities	1,568	1,712
Long-term debt	3,354	3,602
Pension and other postretirement benefit obligations	523	548
Other long-term liabilities	412	457
Deferred income taxes	784	762
Discontinued operations	2	11
Commitments and contingencies (See Notes)
Equity:
Preferred stock	—	—
Common stock	145	146
Paid-in capital	1,551	1,777
Retained earnings	9,264	8,413
Accumulated other comprehensive loss	(447)	(553)
Total PCC shareholders' equity	10,513	9,783
Noncontrolling interest	25	21
Total equity	10,538	9,804
	$17,181	$16,896
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended
	9/29/13	9/30/12
Operating activities:
Net income	$863	$675
Net (income) loss from discontinued operations	(11)	2
Non-cash items:
Depreciation and amortization	140	93
Deferred income taxes	66	40
Stock-based compensation expense	30	25
Excess tax benefits from share-based payment arrangements	(7)	(4)
Other non-cash adjustments	(11)	(5)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	17	55
Inventories	(162)	(162)
Prepaid expenses and other current assets	(15)	(4)
Income tax receivable and payable	(27)	(13)
Payables and accruals	(136)	(41)
Pension and other postretirement benefit plans	(45)	(31)
Dividends from equity method investments	28	—
Other non-current assets and liabilities	(19)	(43)
Net cash used by operating activities of discontinued operations	—	(9)
Net cash provided by operating activities	711	578
Investing activities:
Acquisitions of businesses, net of cash acquired	(171)	(1,430)
Capital expenditures	(176)	(124)
Dispositions of businesses	64	31
Sale of marketable securities	35	—
Other investing activities, net	8	(4)
Net cash used by investing activities of discontinued operations	—	(1)
Net cash used by investing activities	(240)	(1,528)
Financing activities:
Net change in commercial paper borrowings	(248)	445
Common stock issued	20	12
Excess tax benefits from share-based payment arrangements	7	4
Repurchase of common stock	(284)	—
Cash dividends	(9)	(9)
Other financing activities, net	—	(1)
Net cash (used) provided by financing activities	(514)	451
Effect of exchange rate changes on cash and cash equivalents	32	(7)
Net decrease in cash and cash equivalents	(11)	(506)
Cash and cash equivalents at beginning of period	280	699
Cash and cash equivalents at end of period	$269	$193

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

(2) Acquisitions
Fiscal 2014
During the second quarter of fiscal 2014, we completed two small acquisitions in the Airframe Products segment.
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
The purchase price allocations for THI and Synchronous, in addition to several small acquisitions, are subject to further refinement. The impact of the acquisitions above is not material to our consolidated results of operations; consequently, pro forma information has not been included.
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
The assets purchased and liabilities assumed for TIMET have been reflected in our condensed consolidated balance sheets as of March 31, 2013 and September 29, 2013 and the results of operation are included in our condensed consolidated statement of income since the closing date of the acquisition. The transaction resulted in $1.5 billion of goodwill and $849 million of other intangible assets. The purchase price allocation for TIMET has been refined since originally reported and is subject to further refinement as management's assessment of the valuation of certain assets and liabilities, including intangible assets, accrued liabilities relating to environmental remediation and asset retirement obligations, and deferred taxes, are not complete.
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

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
	Actual	Pro forma	Actual	Pro forma
Net sales	$2,362	$2,144	$4,729	$4,346
Net income attributable to PCC	$424	$340	$860	$702
Net income per share - basic	$2.91	$2.34	$5.90	$4.83
Net income per share - diluted	$2.89	$2.32	$5.86	$4.80

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
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Net sales	$5	$25	$15	$53
Cost of goods sold	5	22	15	47
Selling and administrative expenses	1	3	2	8
Loss from operations before income taxes	(1)	—	(2)	(2)
Income tax benefit (expense)	2	(1)	2	(1)
Gain (loss) from operations	1	(1)	—	(3)
(Loss) gain on disposal and other expenses, net of $0, $3, $0, and	(2)	1	11	1
$3 tax expense
Net (loss) income from discontinued operations	$(1)	$—	$11	$(2)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/29/13	3/31/13
Assets of discontinued operations:
Current assets	$4	$48
Net property, plant and equipment	14	47
Other assets	13	22
	$31	$117
Liabilities of discontinued operations:
Current liabilities	$5	$16
Long-term debt	1	1
Other long-term liabilities	1	10
	$7	$27

(4) Inventories
Inventories consisted of the following:

	9/29/13	3/31/13
Finished goods	$535	$519
Work-in-process	1,336	1,251
Raw materials and supplies	940	904
	2,811	2,674
Excess of LIFO cost over current cost	378	306
Total inventory	$3,189	$2,980

(5) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment testing during the second quarter of each fiscal year. For fiscal 2014, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. Furthermore, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value and that there was no impairment of indefinite-lived intangible assets.
The changes in the carrying amount of goodwill by reportable segment for the six months ended September 29, 2013 were as follows:

	Balance at		Currency Translation and Other [1]	Balance at
	3/31/13	Acquired		9/29/13
Investment Cast Products	$337	$—	$1	$338
Forged Products	3,267	—	114	3,381
Airframe Products	2,300	6	(18)	2,288
Total	$5,904	$6	$97	$6,007

1 Includes adjustments to the purchase price allocations of RathGibson, Centra, Klune, Progressive, THI, Synchronous, TIMET and several other small acquisitions.
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	September 29, 2013			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$13	$(11)	$2	$15	$(11)	$4
Proprietary technology	2	(2)	—	2	(1)	1
Long-term customer relationships	391	(51)	340	426	(38)	388
Backlog	57	(27)	30	56	(22)	34
Revenue sharing agreements	29	(2)	27	29	(2)	27
	$492	$(93)	399	$528	$(74)	454
Unamortizable intangible assets:
Tradenames			660			639
Long-term customer relationships			1,955			1,928
Acquired intangibles, net			$3,014			$3,021
Amortization expense for acquired intangible assets for the three and six months ended September 29, 2013 was $11 million and $20 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended September 30, 2012 was $5 million and $10 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $37 million for fiscal 2014. Amortization expense related to finite-lived intangible assets for fiscal 2013 was $26 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2015	$39
2016	35
2017	29
2018	23
2019	22
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Guarantees
In the ordinary course of business, we generally warrant that our products will conform to our customers' specifications over various time periods. The warranty accrual as of September 29, 2013 and March 31, 2013 is immaterial to our financial position, and the change in the accrual for the current period is immaterial to our results of operations and cash flows.
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

(7) Financing Arrangements
Long-term debt is summarized as follows:

	09/29/13	03/31/13
5.60% Senior Notes due fiscal 2014 ($200 face value plus unamortized premium of $0 and $1)	$200	$201
0.70% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	500	500
1.25% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $2)	999	998
2.50% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $6 and $6)	994	994
3.90% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	353	601
Other	14	15
	3,557	3,806
Less: Long-term debt currently due	203	204
Total	$3,354	$3,602

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2014	$202
2015	3
2016	507
2017	354
2018	1,001
Thereafter	1,500
Total	$3,567

On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes funded by commercial paper borrowings. As of September 30, 2013, our long-term debt is not guaranteed by any PCC subsidiaries.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of September 29, 2013, the amount of commercial paper borrowings outstanding was $353 million and the weighted average interest rate was 0.2%. For the six months ended September 29, 2013, the average amount of commercial paper borrowings outstanding was $468 million and the weighted average interest rate was 0.2%. For the six months ended September 30, 2012, the average amount of commercial paper borrowings outstanding was $195 million and the weighted average interest rate was 0.3%. During the first six months of fiscal 2014, the largest daily balance of outstanding commercial paper borrowings was $694 million.
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
On December 17, 2012, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 16, 2013 (the “New Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of September 29, 2013. The New Credit Agreement is in addition to the existing $1.0 billion Original Credit Agreement. The Original and New Credit Agreements are referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of September 29, 2013 under the Credit Agreements was $1,647 million. Our financial covenant requirement and actual ratio as of September 29, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	25.3%

[1]	Terms are defined in the Credit Agreements.
As of September 29, 2013, we were in compliance with the financial covenant in the Credit Agreements.
TIMET, which was acquired in December 2012, has an existing £18 million British Pound revolving credit facility maturing March 31, 2015 ("TIMET Credit Agreement"). We have not borrowed funds under the TIMET Credit Agreement during the first six months of fiscal 2014.

(8) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Amounts attributable to PCC shareholders:
Net income from continuing operations	$425	$332	$849	$676
Net (loss) income from discontinued operations	(1)	—	11	(2)
Net income attributable to PCC shareholders	$424	$332	$860	$674

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Weighted average shares outstanding-basic	145.5	145.4	145.8	145.3
Effect of dilutive stock-based compensation plans	1.0	1.0	1.0	1.1
Weighted average shares outstanding-dilutive	$146.5	$146.4	$146.8	$146.4

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three and six months ended September 29, 2013, stock options to purchase 0.2 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. For the three and six months ended September 30, 2012, stock options to purchase 1.2 million shares of common stock were excluded from the computation of diluted earnings per share, because they would have been antidilutive. These options could be dilutive in the future.

Share repurchase program
On January 24, 2013, the Board of Directors approved a $750 million program to repurchase shares of the Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for use in the Company's stock repurchase program, effective immediately and continuing through June 30, 2015. Repurchases under the Company's program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate PCC to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.
During the three months ended September 29, 2013, the Company repurchased 1,000,000 shares under this program for an aggregate purchase price of $221 million. During the six months ended September 29, 2013, the Company repurchased 1,300,000 shares under this program for an aggregate purchase price of $284 million. As of September 29, 2013, the Company had repurchased 1,800,000 shares under this program for an aggregate purchase price of $377 million.

(9) Stock-based Compensation
During the three and six months ended September 29, 2013 and September 30, 2012, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 31, 2013.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Cost of goods sold	$4	$4	$8	$8
Selling and administrative expenses	10	8	22	17
Stock-based compensation expense before income taxes	14	12	30	25
Income tax benefit	(4)	(4)	(9)	(8)
Total stock-based compensation expense after income taxes	$10	$8	$21	$17

(10) Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the three months ended September 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain on available-for-sale securities	Total
Balance at June 30, 2013	$(73)	$(489)	$—	$5	$(557)
OCI before reclassifications	90	—	5	15	110
Amounts reclassified from AOCI[1]	—	—	1	(1)	—
Net current period OCI	90	—	6	14	110
Balance at September 29, 2013	$17	$(489)	$6	$19	$(447)

Changes in AOCI by component, net of tax, for the six months ended September 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain on available-for-sale securities	Total
Balance at March 31, 2013	$(79)	$(489)	$1	$14	$(553)
OCI before reclassifications	96	—	4	6	106
Amounts reclassified from AOCI[1]	—	—	1	(1)	—
Net current period OCI	96	—	5	5	106
Balance at September 29, 2013	$17	$(489)	$6	$19	$(447)

[1]	Reclassifications out of AOCI for the three and six months ended September 29, 2013 were not significant.

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
As of September 29, 2013, there were $4 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of September 29, 2013, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of September 29, 2013 was approximately $625 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of September 29, 2013, accounts receivable included foreign exchange contracts of $6 million and accounts payable included foreign exchange contracts of $2 million. As of March 31, 2013, accounts receivable included foreign exchange contracts of $2 million and accounts payable included foreign exchange contracts of $5 million.
For each of the three months ended September 29, 2013 and September 30, 2012, we recognized less than $1 million of gains in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended September 29, 2013 and September 30, 2012, we recognized $8 million of gains and $2 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For each of the six months ended September 29, 2013 and September 30, 2012, we recognized less than $1 million of gains in the consolidated statements of income for derivatives designated as hedging instruments. For the six months ended September 29, 2013 and September 30, 2012, we recognized $15 million of gains and $3 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 29, 2013:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$18	$—	$—	$18
Available for sale securities	$95	$—	$—	$95
Derivative instruments	$—	$6	$—	$6
Liabilities:
Derivative instruments	$—	$2	$—	$2
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$19	$—	$—	$19
Available for sale securities	$111	$—	$—	$111
Derivative instruments	$—	$2	$—	$2
Liabilities:
Derivative instruments	$—	$5	$—	$5

Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first six months of fiscal 2014 or fiscal 2013.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $3,063 million compared to a book value of $3,198 million at September 29, 2013. At March 31, 2013, the estimated fair value of our long-term fixed rate debt instruments was $3,210 million compared to a book value of $3,198 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(13) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Service cost	$13	$12	$26	$23
Interest cost	26	23	52	46
Expected return on plan assets	(41)	(34)	(82)	(67)
Amortization of net actuarial loss	13	12	26	23
Amortization of prior service cost	1	1	2	2
Net periodic pension cost	$12	$14	$24	$27
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Service cost	$1	$—	$1	$—
Interest cost	1	1	3	2
Amortization of net actuarial loss	—	1	—	1
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$2	$2	$4	$3
During the three and six months ended September 29, 2013, we contributed $2 million and $65 million, respectively, to the defined benefit pension plans, of which $50 million was voluntary. During the three and six months ended September 30, 2012, we contributed $3 million and $56 million, respectively, to the defined benefit pension plans, of which $50 million was voluntary. We expect to contribute approximately $6 million of additional required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $71 million in fiscal 2014. Including contributions in the first six months of fiscal 2014, we expect to contribute a total of approximately $8 million to the other postretirement benefit plans during fiscal 2014.

(14) Commitments and Contingencies
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

(15) New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The guidance is effective for the Company beginning the first quarter of fiscal 2015. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In July 2013, the FASB issued guidance which updates the benchmark interest rates allowed for hedge accounting. The guidance permits companies to use the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury rate and LIBOR. The guidance was effective for the Company beginning the second quarter of fiscal 2014. The adoption of this guidance had no impact on the Company; however, it could impact the Company in the future.
In March 2013, the FASB issued guidance to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or a group of assets within a foreign entity. The guidance is effective for the Company beginning the first quarter of fiscal 2015 and will be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
In July 2012, the FASB issued guidance which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the fair value of the asset. The guidance was effective for the Company for our annual impairment test for fiscal 2014. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended		Six Months Ended
	9/29/13	9/30/12	9/29/13	9/30/12
Net sales:
Investment Cast Products	$608	$612	$1,224	$1,232
Forged Products	1,061	762	2,126	1,615
Airframe Products	693	553	1,379	1,046
Consolidated net sales	$2,362	$1,927	$4,729	$3,893
Segment operating income (loss):
Investment Cast Products	$219	$209	$432	$415
Forged Products	258	156	525	351
Airframe Products	210	166	415	312
Corporate expenses	(38)	(33)	(79)	(65)
Total segment operating income	649	498	1,293	1,013
Interest expense	19	3	39	6
Interest income	(1)	(1)	(2)	(3)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$631	$496	$1,256	$1,010

(17) Subsequent Events
On October 31, 2013, we acquired Permaswage SAS ("Permaswage"), a world-leading designer and manufacturer of aerospace fluid fittings, for approximately $600 million in cash, funded by commercial paper borrowings. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China, and employs approximately 680 people. The Permaswage acquisition was a stock purchase for tax purposes and will operate as part of the Airframe Products segment.
During the third quarter of fiscal 2014, we completed two additional small acquisitions in the Forged Products segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended September 29, 2013 and September 30, 2012

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/29/13	9/30/12	$	%
Net sales	$2,362	$1,927	$435	23%
Costs and expenses:
Cost of goods sold	1,557	1,308	249	19
Selling and administrative expenses	156	121	35	29
Interest expense, net	18	2	16	800
Total costs and expenses	1,731	1,431	300	21
Income before income tax expense and equity in earnings of unconsolidated affiliates	631	496	135	27
Income tax expense	(205)	(164)	(41)	(25)
Effective tax rate	32.5%	33.1%
Equity in earnings of unconsolidated affiliates	—	1	(1)	(100)
Net income from continuing operations	426	333	93	28
Net loss from discontinued operations	(1)	—	(1)	(100)
Net income	425	333	92	28
Net income attributable to noncontrolling interests	(1)	(1)	—	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$424	$332	$92	28%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.90	$2.27	$0.63	28%
Net loss per share from discontinued operations	(0.01)	—	(0.01)	(100)
Net income per share	$2.89	$2.27	$0.62	27%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	9/29/13	9/30/12	$	%
Nickel	$6.36	$7.44	$(1.08)	(15)%
London Metal Exchange[1]
Titanium	$1.77	$2.72	$(0.95)	(35)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.94	$13.42	$0.52	4%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	9/29/13	9/30/12	$	%
Investment Cast Products[2]	$67	$80	$(13)	(16)%
Forged Products[3]	440	221	219	99%
Airframe Products[4]	45	36	9	25%
Total intercompany sales	$552	$337	$215	64%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $14 million and $15 million for the second quarter of fiscal 2014 and 2013, respectively.
[3]	Forged Products: Includes sales between segments of $29 million and $23 million for the second quarter of fiscal 2014 and 2013, respectively.
[4]	Airframe Products: Includes sales between segments of $2 million for both the second quarter of fiscal 2014 and 2013, respectively.

Sales for the second quarter of fiscal 2014 were $2,362 million, an increase of $435 million, or 23%, from $1,927 million in the same quarter last year. The current quarter includes a full quarter of sales and earnings for nine businesses acquired after the beginning of the second quarter of fiscal 2013 and two businesses acquired in the second quarter of fiscal 2014 that were not included in the prior year. These acquisitions contributed approximately $400 million of additional sales in the second quarter of fiscal 2014. Metal pricing and pass-through negatively impacted organic growth by approximately 3% year over year. Nickel prices decreased 15%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary nickel conversion mills negatively impacted external sales by approximately $37 million in the current quarter versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $17 million. Contractual material pass-through pricing increased sales by $59 million in the current quarter, compared to $61 million in the same quarter a year ago. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Including the impact of acquisitions, aerospace sales increased 26% from the prior year as commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial aerospace was partially offset by a decline in regional/business jet and base military demand. Sales to our power markets increased 9% over the prior year, primarily as a result of higher seamless interconnect sales and improved oil and gas shipments. Industrial gas turbine (“IGT”) sales, including both spares and original equipment manufacturer ("OEM") activity, maintained stable demand. General industrial sales increased 28%, primarily due to the contribution from Titanium Metals Corporation ("TIMET"), which was acquired in the third quarter of fiscal 2013.
Based on data from The Airline Monitor as of June 2013, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2013 as compared to 2012. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately three to six months ahead of aircraft deliveries. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2014, and therefore we anticipate that our aerospace sales will increase in the second half of fiscal 2014 compared to fiscal 2013.
Net income from continuing operations attributable to PCC for the second quarter of fiscal 2014 was $425 million, or $2.90 per share (diluted) compared to net income from continuing operations attributable to PCC for the second quarter of fiscal 2013 of $332 million, or $2.27 per share (diluted). Net income attributable to PCC (including discontinued operations) for the second quarter of fiscal 2014 was $424 million, or $2.89 per share (diluted), compared with net income attributable to PCC of $332 million, or $2.27 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the second quarter of fiscal 2014 was $19 million, compared to $3 million for the second quarter last year. In the third quarter of fiscal 2013, we issued $3.0 billion of debt to finance the acquisition of TIMET and therefore incurred additional interest expense associated with that debt. Interest income was $1 million for both the second quarter of fiscal 2014 and 2013.
The effective tax rate for the second quarter of fiscal 2014 was 32.5% compared to 33.1% for the second quarter of fiscal 2013. The lower effective tax rate in the current quarter is primarily due to increased benefits from earnings taxed at rates lower than the U.S. statutory rate, the impact of the U.K. statutory rate reduction on deferred tax liabilities, and the federal research and development tax credit, partially offset by reduced benefits from the domestic manufacturing deduction.
In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations beginning in calendar year 2014. At this time, we do not expect they will have a material impact on our financial statements.
Acquisitions
Fiscal 2014
During the second quarter of fiscal 2014, we completed two small acquisitions in the Airframe Products segment.
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
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of TIMET for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) had been validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above.  On January 7, 2013, we completed the acquisition of TIMET. Each remaining share of TIMET common stock not tendered in PCC's previous tender offer for TIMET shares (other than shares as to which holders properly exercised appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, TIMET common stock ceased to be traded on the New York Stock Exchange. TIMET, the largest titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet and mill forms. TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Ugine, France. The TIMET acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
Discontinued Operations
Net loss from discontinued operations was $1 million, or $0.01 per share (diluted) for the second quarter of fiscal 2014 compared with no net income or loss in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance.

Subsequent Events
On October 31, 2013, we acquired Permaswage SAS ("Permaswage"), a world-leading designer and manufacturer of aerospace fluid fittings, for approximately $600 million in cash, funded by commercial paper borrowings. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China, and employs approximately 680 people. The Permaswage acquisition was a stock purchase for tax purposes and will operate as part of the Airframe Products segment.
During the third quarter of fiscal 2014, we completed two additional small acquisitions in the Forged Products segment.

Results of Operations by Segment - Comparison Between Three Months Ended September 29, 2013 and September 30, 2012

(in millions)	Three Months Ended		Increase/(Decrease)
	9/29/13	9/30/12	$	%
Net sales:
Investment Cast Products	$608	$612	$(4)	(1)%
Forged Products	1,061	762	299	39
Airframe Products	693	553	140	25
Consolidated net sales	$2,362	$1,927	$435	23%
Segment operating income (loss):
Investment Cast Products	$219	$209	$10	5%
% of sales	36.0%	34.2%
Forged Products	258	156	102	65
% of sales	24.3%	20.5%
Airframe Products	210	166	44	27
% of sales	30.3%	30.0%
Corporate expenses	(38)	(33)	(5)	(15)
Total segment operating income	649	498	$151	30%
% of sales	27.5%	25.8%
Interest expense, net	18	2
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$631	$496
Investment Cast Products
Investment Cast Products' sales were $608 million for the quarter, compared to sales of $612 million in the second quarter of fiscal 2013, a decrease of $4 million. Operating income was $219 million for the quarter, an increase of $10 million from $209 million in the second quarter of fiscal 2013. Operating income as a percent of sales for the second quarter increased to 36.0% from 34.2% of sales in the same quarter last year. Large commercial OEM and spares sales grew by approximately 10% and 4%, respectively, as the segment continued to see stable aerospace schedules in line with the current high levels of base commercial aircraft production rates. However, growth was tempered by a double digit decline in regional/business jet and military activity. IGT OEM and spares sales, which increased approximately 1% year over year, maintained high production levels. General industrial sales increased approximately 9% as a result of higher sales to the automotive and medical sectors.
The segment increased operating income by $10 million year over year despite a $4 million decrease in sales. Operating income as a percent of sales increased 1.8 percentage points over the prior year. The segment's operations delivered record operating margins by consistently implementing new initiatives to reduce costs and improve production on steady, high-volume production. Contractual pricing related to pass-through of increased material costs was approximately $15 million in the second quarter of fiscal 2014 compared to approximately $18 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.9 percentage points in the second quarter of fiscal 2014 compared to 1.0 percentage point in the second quarter of fiscal 2013.
The Investment Cast Products segment has a strong market position on current and future aircraft and engine development programs. Sales gains are expected to be driven by further demand from production rate step-ups on existing platforms, continued frequency of takeoffs and landings, and acceleration of the new development engines for re-engined narrow-body aircraft platforms. Potential IGT growth drivers include upgrade programs, increased content on new product launches, and additional spares demand.

Forged Products
Forged Products' sales were $1,061 million for the quarter, compared to sales of $762 million in the second quarter of fiscal 2013, an increase of $299 million. Operating income was $258 million for the quarter, an increase of $102 million from $156 million in the second quarter of fiscal 2013. Operating income as a percent of sales for the second quarter increased to 24.3% from 20.5% of sales in the same quarter last year. Second quarter fiscal 2014 results include the benefit for a full quarter from the acquisitions of THI and TIMET. The segment experienced aerospace sales growth of approximately 47% year over year, driven by the inclusion of TIMET and higher commercial aerospace demand. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. Sales to power markets improved approximately 18% when compared to the same quarter last year, driven by increased demand for downhole casing and interconnect pipe. General industrial sales increased approximately 45% compared to the prior year, driven almost entirely by TIMET. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. Nickel prices decreased 15%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the segment's three primary nickel conversion mills negatively impacted external sales by approximately $37 million in the current quarter versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $17 million. Contractual material pass-through pricing contributed approximately $42 million of sales in the second quarter of fiscal 2014 compared to approximately $40 million of sales in the prior year (also included in market increases discussed above).
Operating income as a percent of sales increased 3.8 percentage points compared to a year ago, driven by the inclusion of TIMET, including operational improvements that are being implemented, and improved seamless pipe sales volume. The Forged Products segment achieved these results during the quarter while also successfully meeting the challenge of rebuilding the 29,000-ton forging press in Houston. Contractual pass-through of raw material costs diluted operating margins by 1.0 percentage point in the current quarter compared to 1.1 percentage points in the same quarter a year ago.
The Forged Products segment is well-positioned to benefit from expected ramp ups in commercial aircraft build rates and the acceleration of the new re-engined narrow-body platforms. TIMET continues to improve operations with cost reductions and share gains, establishing a competitive position going forward. Within the power markets, we are seeing improved demand for interconnect pipe, particularly to supply coal projects in China and India, and we are in active discussions with oil and gas customers on sizable, downhole projects. Additionally, IGT upgrade programs and increased content on new product launches provide further upside potential.
Airframe Products
Airframe Products' sales were $693 million for the quarter, compared to sales of $553 million in the second quarter of fiscal 2013, an increase of $140 million. Operating income was $210 million for the quarter, an increase of $44 million from $166 million in the second quarter of fiscal 2013. Operating income as a percent of sales for the second quarter increased to 30.3% of sales from 30.0% in the same quarter last year. Second quarter fiscal 2014 results include a full quarter of Klune, Progressive, Synchronous and several small acquisitions compared to only a partial quarter of Klune and Progressive in the same period last year. This segment experienced strong growth in aerospace sales of approximately 31% due to a solid contribution from new acquisitions and organic aerostructures sales expansion. The base aerostructures business grew year-over-year aerospace sales by approximately 12%, due to market growth plus share gains. Critical aerospace fasteners sales, which improved slightly year over year, continue to lag the current commercial aircraft build rates, particularly on the Boeing 787 program, due to customer destocking. General industrial sales decreased approximately 3% from the prior year, primarily within the military market.
Operating income as a percent of sales increased 0.3 percentage points compared to a year ago, despite the inclusion of several lower-margin acquisitions. Airframe Products' operating income improved due to the rapid integration of the acquisitions completed over the last two years, leverage of higher volumes over an improving cost structure, and strong incremental margins in the base business of more than 50%.
The Airframe Products segment has substantial aerostructures and fasteners content on the Boeing 787 and sales will accelerate as it further aligns with current build rates and with future ramp-ups in aircraft schedules. With the acquisitions completed over the last two years, we continue to see strong growth in commercial aerospace markets and performance improvements. In addition, the acquisition of Permaswage will establish a firm foothold in the fittings market.

Consolidated Results of Operations - Comparison Between Six Months Ended September 29, 2013 and September 30, 2012

	Six Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/29/13	9/30/12	$	%
Net sales	$4,729	$3,893	$836	21%
Costs and expenses:
Cost of goods sold	3,127	2,639	488	18
Selling and administrative expenses	309	241	68	28
Interest expense, net	37	3	34	1,133
Total costs and expenses	3,473	2,883	590	20
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,256	1,010	246	24
Income tax expense	(405)	(336)	(69)	(21)
Effective tax rate	32.2%	33.3%
Equity in earnings of unconsolidated affiliates	1	3	(2)	(67)
Net income from continuing operations	852	677	175	26
Net income (loss) from discontinued operations	11	(2)	13	650
Net income	863	675	188	28
Net income attributable to noncontrolling interests	(3)	(1)	(2)	(200)
Net income attributable to Precision Castparts Corp. (“PCC”)	$860	$674	$186	28%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$5.78	$4.62	$1.16	25%
Net income (loss) per share from discontinued operations	0.08	(0.01)	0.09	900
Net income per share	$5.86	$4.61	$1.25	27%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	9/29/13	9/30/12	$	%
Nickel	$6.59	$7.62	$(1.03)	(14)%
London Metal Exchange[1]
Titanium	$1.85	$3.15	$(1.30)	(41)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.68	$14.14	$(0.46)	(3)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	9/29/13	9/30/12	$	%
Investment Cast Products[2]	$140	$158	$(18)	(11)%
Forged Products[3]	849	446	403	90%
Airframe Products[4]	88	70	18	26%
Total intercompany sales	$1,077	$674	$403	60%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $26 million and $29 million for the first six months of fiscal 2014 and 2013, respectively.
[3]	Forged Products: Includes sales between segments of $58 million and $49 million for the first six months of fiscal 2014 and 2013, respectively.
[4]	Airframe Products: Includes sales between segments of $3 million for both the first six months of fiscal 2014 and 2013, respectively.

Sales for the first six months of fiscal 2014 were $4,729 million, an increase of $836 million, or 21%, from $3,893 million in the same period last year. The current period includes the contribution from eleven businesses acquired after the beginning of fiscal 2013 and two businesses acquired in the second quarter of fiscal 2014 that were not included in the prior year. These acquisitions contributed more than $800 million of additional sales in the first six months of fiscal 2014. Metal pricing and pass-through negatively impacted organic growth by approximately 3% year over year. Nickel prices decreased 14%, as reported on the London Metal Exchange (LME), compared to the same period last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary nickel conversion mills negatively impacted external sales by approximately $69 million in the current period versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $38 million. Contractual material pass-through pricing increased sales by $126 million in the first six months of fiscal 2014, compared to $135 million in the first six months of fiscal 2013. Contractual material pass-through pricing adjustments are calculated based on average market prices as shown in the above table in trailing periods ranging from approximately one to twelve months. Including the impact of acquisitions, aerospace sales increased 28% from the prior year as commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial aerospace was partially offset by a decline in regional/business jet demand and softening in the base military markets. Sales to our power markets increased 6% over the prior year, primarily as a result of higher seamless interconnect sales and improved oil and gas shipments. IGT sales, including both spares and OEM activity, maintained solid levels. General industrial sales increased 16%, primarily due to the contribution from TIMET, which was acquired in the third quarter of fiscal 2013.
Net income from continuing operations attributable to PCC for the first six months of fiscal 2014 was $849 million, or $5.78 per share (diluted) compared to net income from continuing operations attributable to PCC for the first six months of fiscal 2013 of $676 million, or $4.62 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first six months of fiscal 2014 was $860 million, or $5.86 per share (diluted), compared with net income attributable to PCC of $674 million, or $4.61 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first six months of fiscal 2014 was $39 million, compared with $6 million for the first six months of last year. In the third quarter of fiscal 2013, we issued $3.0 billion of debt to finance the acquisition of TIMET and therefore incurred additional interest expense associated with that debt. Interest income for the first six months of fiscal 2014 was $2 million, compared with $3 million for the first six months last year. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
The effective tax rate for the first six months of fiscal 2014 was 32.2%, 1.1 percentage points lower than the 33.3% effective rate in the same period last year. The lower effective rate in the current period is primarily due to increased benefits from earnings taxed at rates lower than the U.S. statutory rate, the impact of the U.K. statutory rate reduction on deferred tax liabilities, and the federal research and development tax credit, partially offset by reduced benefits from the domestic manufacturing deduction.
Discontinued Operations
Net income from discontinued operations was $11 million, or $0.08 per share (diluted), for the first six months of fiscal 2014 compared with a net loss of $2 million, or $0.01 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. Net income in the current period was primarily due to a gain from the completion of a sale of a small non-core business in the first quarter of fiscal 2014.

Results of Operations by Segment - Comparison Between Six Months Ended September 29, 2013 and September 30, 2012

(in millions)	Six Months Ended		Increase/(Decrease)
	9/29/13	9/30/12	$	%
Net sales:
Investment Cast Products	$1,224	$1,232	$(8)	(1)%
Forged Products	2,126	1,615	511	32
Airframe Products	1,379	1,046	333	32
Consolidated net sales	$4,729	$3,893	$836	21%
Segment operating income (loss):
Investment Cast Products	$432	$415	$17	4%
% of sales	35.3%	33.7%
Forged Products	525	351	174	50
% of sales	24.7%	21.7%
Airframe Products	415	312	103	33
% of sales	30.1%	29.8%
Corporate expenses	(79)	(65)	(14)	(22)
Total segment operating income	1,293	1,013	$280	28%
% of sales	27.3%	26.0%
Interest expense, net	37	3
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,256	$1,010
Investment Cast Products
Investment Cast Products' sales were $1,224 million for the first six months of fiscal 2014, compared to sales of $1,232 million in the first six months of fiscal 2013, a decrease of $8 million. Operating income was $432 million for the first six months of fiscal 2014, an increase of $17 million from $415 million in the first six months of fiscal 2013. Operating income as a percent of sales for the first six months of fiscal 2014 increased to 35.3% from 33.7% of sales in the same period last year. Large commercial OEM sales grew by approximately 9% as the segment continued to see stable aerospace schedules in line with the current high levels of base commercial aircraft production rates. However, growth was offset by a double digit decline in regional/business jet and military activity. IGT OEM and spares sales, which increased approximately 3% year over year, maintained high production levels. The increase in IGT sales was offset by a decline in general industrial sales of approximately 2% as a result of lower sales to the non-aerospace military sector.
The segment increased operating income by $17 million year over year despite an $8 million decrease in sales. The segment's operating income as a percent of sales increased by 1.6 percentage points over the prior year. The segment's operations improved operating margins by consistently implementing new initiatives to reduce costs and improve productivity on steady, high-volume production. Contractual pricing related to pass-through of increased material costs was approximately $33 million in the first six months of fiscal 2014, compared to approximately $38 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.0 percentage point in the first six months of fiscal 2014 compared to 1.1 percentage points in the first six months of fiscal 2013.
Forged Products
Forged Products' sales were $2,126 million for the first six months of fiscal 2014, compared to sales of $1,615 million in the first six months of fiscal 2013, an increase of $511 million. Operating income was $525 million for the first six months of fiscal 2014, an increase of $174 million from $351 million in the first six months of fiscal 2013. Operating income as a percent of sales for the first six months of fiscal 2014 increased to 24.7% from 21.7% of sales in the same period last year. Results for the first six months of fiscal 2013 include the contribution from Aerocraft/Dickson for three and a half months versus a full six months of TIMET, Aerocraft/Dickson and THI in fiscal 2014. The segment experienced aerospace sales growth of approximately 43% year over year, driven by the inclusion of TIMET and higher commercial aerospace demand. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. The reduced capacity and subsequent repair of the 29,000-ton press in Houston also created a drag on sales for the first six months of fiscal 2014. Sales to power markets improved approximately 10% compared to a year ago, driven by increased demand for downhole casing and interconnect pipe. General industrial sales increased approximately 30% compared to the prior year, driven almost entirely by the addition of TIMET. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. Nickel prices decreased 14%, as reported on the London Metal Exchange (LME), compared to the same period last year. The decline in external selling prices of nickel alloy from the segment's three primary nickel conversion mills negatively impacted external sales by approximately $69 million in the first six months of fiscal 2014 versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $38 million. Contractual material pass-through pricing contributed approximately $89 million of sales in the first six months of fiscal 2014 compared to approximately $91 million of sales in the same period last year (also included in market increases discussed above).
Operating income as a percent of sales increased 3.0 percentage points compared to a year ago, driven by the inclusion of TIMET, including operational improvements that are being implemented, and improved seamless pipe demand. The Forged Products segment achieved these results while also successfully meeting the challenge of rebuilding the 29,000-ton forging press in Houston. Contractual pass-through of higher raw material costs diluted operating margins by 1.1 percentage points in the first six months of fiscal 2014 compared to 1.3 percentage points in the same period a year ago.
Airframe Products
Airframe Products' sales were $1,379 million for the first six months of fiscal 2014, compared to sales of $1,046 million in the first six months of fiscal 2013, an increase of $333 million. Operating income was $415 million for the first six months of fiscal 2014, an increase of $103 million from $312 million in the first six months of fiscal 2013. Operating income as a percent of sales for the first six months of fiscal 2014 increased to 30.1% of sales from 29.8% of sales in the same period last year. Results for the first six months of fiscal 2013 include the contribution from Centra for approximately four months of the period, Klune for two months and Progressive for one month versus a full six months in fiscal 2014. This segment experienced strong growth in aerospace sales of approximately 39% due to a solid contribution from new acquisitions and organic aerostructures sales expansion. The base aerostructures business grew year-over-year aerospace sales by approximately 10%, due to market growth plus share gains. Critical aerospace fasteners sales, which improved slightly year over year, continue to lag the current commercial aircraft build rates, particularly on the Boeing 787 program, due to customer destocking. General industrial sales declined approximately 1% over the prior year, primarily within the non-aerospace military sector.
Operating income as a percent of sales increased 0.3 percentage points compared to a year ago, despite the inclusion of several lower-margin acquisitions. Airframe Products' operating income improved due to the rapid integration of the acquisitions completed over the last two years, leverage of higher volumes over an improving cost structure, and strong incremental margins in the base business of more than 50%.

Changes in Financial Condition and Liquidity
Total assets of $17,181 million at September 29, 2013 represented a $285 million increase from the $16,896 million balance at March 31, 2013. The increase in total assets principally reflects cash generated from operations during the first six months of fiscal 2014 totaling $711 million and increased inventories, primarily in the Forged Products segment, driven by operational items and strategic development, partially offset by debt repayments and the repurchase of common stock.
Total capitalization at September 29, 2013 was $14,071 million, consisting of $3,558 million of total debt and $10,513 million of PCC shareholders' equity. The debt-to-capitalization ratio declined to 25.3% at September 29, 2013 from 28.0% at the end of fiscal 2013, reflecting the repayment of commercial paper borrowings that were used to fund fiscal 2013 acquisitions.
Cash as of September 29, 2013 was $269 million, a decrease of $11 million from the end of fiscal 2013. Total debt was $3,558 million, a decrease of $249 million from the end of fiscal 2013. The net cash inflow primarily reflects cash generated by operations for the first six months of fiscal 2014 of $711 million (after $50 million of cash paid for voluntary pension contributions) and cash received from the dispositions of businesses of $64 million, partially offset by stock repurchases of $284 million, capital expenditures of $176 million and cash paid to acquire businesses (net of cash acquired) of $171 million.
We expect our baseline capital expenditures for fiscal 2014 to be modestly higher than fiscal 2013 based on our current forecasts. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
In the first six months of fiscal 2014, we contributed $65 million to our defined benefit pension plans, of which $50 million was voluntary. We expect to contribute approximately $6 million of additional required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $71 million in fiscal 2014. Including contributions in the first six months of fiscal 2014, we expect to contribute a total of approximately $8 million to other postretirement benefit plans during fiscal 2014.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of September 29, 2013, the amount of commercial paper borrowings outstanding was $353 million and the weighted average interest rate was 0.2%. For the six months ended September 29, 2013, the average amount of commercial paper borrowings outstanding was $468 million and the weighted average interest rate was 0.2%. For the six months ended September 30, 2012, the average amount of commercial paper borrowings outstanding was $195 million and the weighted average interest rate was 0.3%. During the first six months of fiscal 2014, the largest daily balance of outstanding commercial paper borrowings was $694 million. We do not anticipate any changes in our ability to borrow under our current credit facilities, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
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
On December 17, 2012, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 16, 2013 (the “New Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The New Credit Agreement is unsecured and contains customary representations and warranties, events of default, and financial and other covenants. We have not borrowed funds under the New Credit Agreement as of September 29, 2013. The New Credit Agreement is in addition to the existing $1.0 billion Original Credit Agreement. The Original and New Credit Agreements are referred to collectively as the "Credit Agreements."
Our unused borrowing capacity as of September 29, 2013 was $1,647 million. Our financial covenant requirement and actual ratio as of September 29, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	25.3%

[1]	Terms are defined in the Credit Agreements.
As of September 29, 2013, we were in compliance with the financial covenant in the Credit Agreements.
TIMET, which was acquired in December 2012, has an existing £18 million British Pound revolving credit facility maturing March 31, 2015 ("TIMET Credit Agreement"). We have not borrowed funds under the TIMET Credit Agreement during the first six months of fiscal 2014.
On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.6% Senior Notes funded by commercial paper borrowings. As of September 30, 2013, our long-term debt is not guaranteed by any PCC subsidiaries.
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
Forward-Looking Statements
Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; cybersecurity threats; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; the timing of new acquisitions; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
In July 2013, the U.S. EPA informed Thistle Processing, LLC (a Caledonian Alloys operation recently merged into Huntington Alloys Corporation) of its intent to take enforcement action based on environmental violations at the Thistle facility in Huntington, West Virginia.  In September 2008, Thistle experienced a process malfunction that resulted in excess emissions of trichloroethylene.  Thistle reported the release to state and federal authorities shortly after the event occurred.  EPA alleges that Thistle's report was not timely and that the emissions were in violation of Thistle's air permit. The trichloroethylene process at issue has not operated since January 2010 and the equipment was dismantled in mid-2010.  In September 2013, the EPA assessed a final penalty in the amount of $160,000, which the Company accepted. This matter is fully resolved.

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
Cybersecurity threats could disrupt our business and result in the loss of critical and confidential information.
We have experienced, and expect to continue to experience, cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our confidential and proprietary information.  Although we maintain information security policies and procedures to prevent, detect, and mitigate these threats, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations.  The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, theft of intellectual property, and increased cybersecurity protection and remediation costs, which in turn could have a material adverse effect on our business.

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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock during the quarter ended September 29, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
7/1/13-8/4/13	570,000	$224.03	1,370,000	$1,216
8/5/13-9/1/13	430,000	$216.68	1,800,000	$1,123
9/2/13-9/29/13	—	$—	1,800,000	$1,123
Total	1,000,000	$220.87	1,800,000	$1,123

(1) On January 24, 2013, we publicly announced that our Board of Directors had authorized a program for the Company to purchase up to $750 million of our Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for use in the Company's stock repurchase program, effective immediately and continuing through June 30, 2015.

Item 6.	Exhibits
(a) Exhibits

3.1	Restated Articles of Incorporation of Precision Castparts Corp., as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 15, 2013).

10.1	2001 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2013).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP. Registrant

DATE:	November 7, 2013	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)