Form 10-Q
period 2013-12-29
PRECISION CASTPARTS CORP
filed 2014-02-06
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2013
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
Number of shares of Common Stock, no par value, outstanding as of January 30, 2014: 145,227,756

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Net sales	$2,357	$2,034	$7,086	$5,927
Costs and expenses:
Cost of goods sold	1,548	1,381	4,675	4,020
Selling and administrative expenses	150	135	459	376
Interest expense	20	12	59	18
Interest income	(1)	(2)	(3)	(5)
Total costs and expenses	1,717	1,526	5,190	4,409
Income before income tax expense and equity in earnings of unconsolidated affiliates	640	508	1,896	1,518
Income tax expense	(206)	(167)	(611)	(503)
Equity in earnings of unconsolidated affiliates	—	(2)	1	1
Net income from continuing operations	434	339	1,286	1,016
Net income (loss) from discontinued operations	1	(1)	12	(3)
Net income	435	338	1,298	1,013
Net income attributable to noncontrolling interests	(2)	—	(5)	(1)
Net income attributable to Precision Castparts Corp. (“PCC”)	$433	$338	$1,293	$1,012
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.97	$2.32	$8.79	$6.98
Net income (loss) from discontinued operations	0.01	—	0.08	(0.02)
Net income per share	$2.98	$2.32	$8.87	$6.96
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.95	$2.31	$8.73	$6.93
Net income (loss) from discontinued operations	0.01	(0.01)	0.08	(0.02)
Net income per share	$2.96	$2.30	$8.81	$6.91
Weighted average common shares outstanding:
Basic	145.3	145.8	145.7	145.5
Diluted	146.5	146.8	146.7	146.5
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Net income	$435	$338	$1,298	$1,013
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	37	(1)	133	—
Gain (loss) on available-for-sale securities:
Unrealized losses on available-for-sale securities (net of income tax benefit of $6, $0, $3 and $0, respectively)	(12)	—	(6)	—
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 in all periods)	—	—	(1)	—
Gain (loss) on derivatives:
Unrealized gains due to periodic revaluations (net of income tax expense of $0, $0, $2 and $0, respectively)	2	3	6	5
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 in all periods)	(1)	(1)	—	—
Other comprehensive income, net of tax	26	1	132	5
Total comprehensive income attributable to noncontrolling interests	(3)	—	(10)	(1)
Total comprehensive income attributable to PCC	$458	$339	$1,420	$1,017
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	12/29/13	3/31/13
Assets
Current assets:
Cash and cash equivalents	$337	$280
Receivables, net	1,470	1,507
Inventories	3,312	2,980
Prepaid expenses and other current assets	144	159
Income tax receivable	9	5
Deferred income taxes	67	101
Discontinued operations	6	48
Total current assets	5,345	5,080
Property, plant and equipment, at cost	3,881	3,517
Accumulated depreciation	(1,624)	(1,440)
Net property, plant and equipment	2,257	2,077
Goodwill	6,535	5,904
Acquired intangible assets, net	3,426	3,021
Investment in unconsolidated affiliates	426	445
Other assets	316	300
Discontinued operations	27	69
	$18,332	$16,896
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$3	$204
Accounts payable	959	940
Accrued liabilities	605	552
Discontinued operations	5	16
Total current liabilities	1,572	1,712
Long-term debt	3,618	3,602
Pension and other postretirement benefit obligations	540	548
Other long-term liabilities	630	457
Deferred income taxes	912	762
Discontinued operations	1	11
Commitments and contingencies (See Notes)
Equity:
Preferred stock	—	—
Common stock	146	146
Paid-in capital	1,618	1,777
Retained earnings	9,692	8,413
Accumulated other comprehensive loss	(421)	(553)
Total PCC shareholders' equity	11,035	9,783
Noncontrolling interest	24	21
Total equity	11,059	9,804
	$18,332	$16,896
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	12/29/13	12/30/12
Operating activities:
Net income	$1,298	$1,013
Net (income) loss from discontinued operations	(12)	3
Non-cash items:
Depreciation and amortization	217	146
Deferred income taxes	106	69
Stock-based compensation expense	45	38
Excess tax benefits from share-based payment arrangements	(20)	(21)
Other non-cash adjustments	(15)	(7)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	107	53
Inventories	(233)	(185)
Prepaid expenses and other current assets	(15)	(7)
Income tax receivable and payable	(3)	3
Payables and accruals	—	(34)
Pension and other postretirement benefit plans	(36)	(24)
Dividends from equity method investments	28	—
Other non-current assets and liabilities	(40)	(63)
Net cash used by operating activities of discontinued operations	(2)	(13)
Net cash provided by operating activities	1,425	971
Investing activities:
Acquisitions of businesses, net of cash acquired	(859)	(4,538)
Capital expenditures	(261)	(202)
Dispositions of businesses	64	31
Sale of marketable securities	38	—
Other investing activities, net	13	(13)
Net cash used by investing activities of discontinued operations	—	(2)
Net cash used by investing activities	(1,005)	(4,724)
Financing activities:
Net change in commercial paper borrowings	17	611
Proceeds from issuance of long-term debt	—	2,992
Principle payments of long-term debt	(201)	(122)
Payments for debt issuance costs	—	(23)
Common stock issued	68	77
Excess tax benefits from share-based payment arrangements	20	20
Repurchase of common stock	(293)	—
Cash dividends	(14)	(13)
Other financing activities, net	(1)	(1)
Net cash (used) provided by financing activities	(404)	3,541
Effect of exchange rate changes on cash and cash equivalents	41	(4)
Net increase (decrease) in cash and cash equivalents	57	(216)
Cash and cash equivalents at beginning of period	280	699
Cash and cash equivalents at end of period	$337	$483

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
On October 31, 2013, we acquired Permaswage SAS ("Permaswage"), a world-leading designer and manufacturer of aerospace fluid fittings, for approximately $600 million in cash, funded by commercial paper borrowings. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China, and employs approximately 680 people. The Permaswage acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
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
The purchase price allocations for Permaswage and several small acquisitions are subject to further refinement. The impact of the acquisitions above is not material to our consolidated results of operations; consequently, pro forma information has not been included.
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
The assets purchased and liabilities assumed for TIMET have been reflected in our condensed consolidated balance sheets as of March 31, 2013 and December 29, 2013 and the results of operation are included in our condensed consolidated statement of income since the closing date of the acquisition. Included in the following table in other long-term liabilities and accrued liabilities are $404 million and $82 million, respectively, of estimated liabilities related to environmental remediation.  Refer to Footnote 13 Commitments and Contingencies for further discussion of environmental matters. In addition, the following table includes noncontrolling interest as we owned approximately 86% of TIMET's outstanding shares at the acquisition date. Consistent with guidance for acquisition accounting, we have completed our analysis of the purchase price allocation, including environmental liabilities, as allowed within the measurement period. The measurement period adjustments did not have a material impact on our financial position and results of operations and therefore, we did not retrospectively adjust the consolidated financial statements. The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed (except for estimated liabilities related to environmental remediation, which are recorded as loss contingencies):

12/21/12
Cash and cash equivalents	$22
Receivables, net	138
Inventories	787
Prepaid expenses and other current assets	101
Current deferred income taxes	102
Property, plant and equipment, net	386
Goodwill	1,654
Acquired intangible assets, net	827
Other assets	50
Long-term debt currently due and short-term borrowings	(1)
Accounts payable	(53)
Accrued liabilities	(220)
Income tax payable	(2)
Long-term debt	(123)
Pension and other postretirement benefit obligations	(128)
Other long-term liabilities	(502)
Long-term deferred income taxes	(132)
Noncontrolling interest	(422)
Total purchase price	$2,484

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

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
	Actual	Pro forma	Actual	Pro forma
Net sales	$2,357	$2,246	$7,086	$6,592
Net income attributable to PCC	$433	$344	$1,293	$1,046
Net income per share - basic	$2.98	$2.36	$8.87	$7.19
Net income per share - diluted	$2.96	$2.34	$8.81	$7.14

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
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Net sales	$4	$23	$19	$76
Cost of goods sold	4	20	19	67
Selling and administrative expenses	1	3	3	11
Loss from operations before income taxes	(1)	—	(3)	(2)
Income tax benefit (expense)	2	(1)	4	(2)
Gain (loss) from operations	1	(1)	1	(4)
Gain on disposal and other expenses, net of $0, $1, $0, and ($2) tax benefit (expense), respectively	—	—	11	1
Net income (loss) from discontinued operations	$1	$(1)	$12	$(3)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/29/13	3/31/13
Assets of discontinued operations:
Current assets	$6	$48
Net property, plant and equipment	14	47
Other assets	13	22
	$33	$117
Liabilities of discontinued operations:
Current liabilities	$5	$16
Long-term debt	1	1
Other long-term liabilities	—	10
	$6	$27

(4) Inventories
Inventories consisted of the following:

	12/29/13	3/31/13
Finished goods	$567	$519
Work-in-process	1,309	1,251
Raw materials and supplies	980	904
	2,856	2,674
Excess of LIFO cost over current cost	456	306
Total inventory	$3,312	$2,980

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

The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 29, 2013 were as follows:

	Balance at		Adjustments, Currency Translation and Other [1]	Balance at
	3/31/13	Acquired		12/29/13
Investment Cast Products	$337	$—	$2	$339
Forged Products	3,267	33	342	3,642
Airframe Products	2,300	286	(32)	2,554
Total	$5,904	$319	$312	$6,535

1 Includes adjustments to the purchase price allocations of RathGibson, Centra, Klune, Progressive, THI, Synchronous, TIMET and several other small acquisitions.
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	December 29, 2013			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$13	$(11)	$2	$15	$(11)	$4
Proprietary technology	2	(2)	—	2	(1)	1
Long-term customer relationships	484	(58)	426	426	(38)	388
Backlog	56	(30)	26	56	(22)	34
Revenue sharing agreements	29	(2)	27	29	(2)	27
	$584	$(103)	481	$528	$(74)	454
Unamortizable intangible assets:
Tradenames			654			639
Long-term customer relationships			2,291			1,928
Acquired intangibles, net			$3,426			$3,021
Amortization expense for acquired intangible assets for the three and nine months ended December 29, 2013 was $12 million and $32 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended December 30, 2012 was $6 million and $16 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $40 million for fiscal 2014. Amortization expense related to finite-lived intangible assets for fiscal 2013 was $26 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2015	$43
2016	40
2017	34
2018	27
2019	27
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Financing Arrangements
Long-term debt is summarized as follows:

	12/29/13	03/31/13
5.60% Senior Notes due fiscal 2014 ($200 face value plus unamortized premium of $0 and $1)	$—	$201
0.70% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	500	500
1.25% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $2)	999	998
2.50% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $5 and $6)	995	994
3.90% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	618	601
Other	12	15
	3,621	3,806
Less: Long-term debt currently due	3	204
Total	$3,618	$3,602

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2014	$1
2015	3
2016	507
2017	1
2018	1,000
Thereafter	2,118
Total	$3,630

On December 16, 2013, we entered into a 364-day, $1.0 billion revolving credit facility maturing December, 2014 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired December, 2013. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of December 29, 2013.
On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.6% Senior Notes, with the funding provided by commercial paper borrowings. As of September 30, 2013, our long-term debt is not guaranteed by any PCC subsidiaries.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of December 29, 2013, the amount of commercial paper borrowings outstanding was $618 million and the weighted average interest rate was 0.2%. For the nine months ended December 29, 2013, the average amount of commercial paper borrowings outstanding was $595 million and the weighted average interest rate was 0.2%. For the nine months ended December 30, 2012, the average amount of commercial paper borrowings outstanding was $319 million and the weighted average interest rate was 0.2%. During the first nine months of fiscal 2014, the largest daily balance of outstanding commercial paper borrowings was $1,151 million.
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of December 29, 2013 was $1,382 million due to our outstanding commercial paper borrowings of $618 million.
Our financial covenant requirement and actual ratio as of December 29, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	24.7%

[1]	Terms are defined in the Credit Agreements.
As of December 29, 2013, we were in compliance with the financial covenant in the Credit Agreements.

(7) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Amounts attributable to PCC shareholders:
Net income from continuing operations	$432	$339	$1,281	$1,015
Net income (loss) from discontinued operations	1	(1)	12	(3)
Net income attributable to PCC shareholders	$433	$338	$1,293	$1,012

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Weighted average shares outstanding-basic	145.3	145.8	145.7	145.5
Effect of dilutive stock-based compensation plans	1.2	1.0	1.0	1.0
Weighted average shares outstanding-dilutive	146.5	146.8	146.7	146.5

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three and nine months ended December 29, 2013, stock options to purchase 0.5 million and 0.4 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. For the three and nine months ended December 30, 2012, stock options to purchase 1.5 million and 1.2 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.
Share repurchase program
On January 24, 2013, the Board of Directors approved a $750 million program to repurchase shares of the Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for the Company's stock repurchase program, effective immediately and continuing through June 30, 2015. Repurchases under the Company's program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate PCC to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.
During the three months ended December 29, 2013, the Company repurchased 35,000 shares under this program for an aggregate purchase price of $9 million. During the nine months ended December 29, 2013, the Company repurchased

1,335,000 shares under this program for an aggregate purchase price of $293 million. As of December 29, 2013, the Company had repurchased 1,835,000 shares under this program for an aggregate purchase price of $385 million.

(8) Stock-based Compensation
During the three and nine months ended December 29, 2013 and December 30, 2012, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 31, 2013.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Cost of goods sold	$5	$4	$13	$12
Selling and administrative expenses	10	9	32	26
Stock-based compensation expense before income taxes	15	13	45	38
Income tax benefit	(5)	(4)	(14)	(12)
Total stock-based compensation expense after income taxes	$10	$9	$31	$26

(9) Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the three months ended December 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain on available-for-sale securities	Total
Balance at September 29, 2013	$17	$(489)	$6	$19	$(447)
OCI before reclassifications	37	—	2	(12)	27
Amounts reclassified from AOCI[1]	—	—	(1)	—	(1)
Net current period OCI	37	—	1	(12)	26
Balance at December 29, 2013	$54	$(489)	$7	$7	$(421)

Changes in AOCI by component, net of tax, for the nine months ended December 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain on available-for-sale securities	Total
Balance at March 31, 2013	$(79)	$(489)	$1	$14	$(553)
OCI before reclassifications	133	—	6	(6)	133
Amounts reclassified from AOCI[1]	—	—	—	(1)	(1)
Net current period OCI	133	—	6	(7)	132
Balance at December 29, 2013	$54	$(489)	$7	$7	$(421)

[1]	Reclassifications out of AOCI for the three and nine months ended December 29, 2013 were not significant.

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
Cash flow hedges
We have exposure to fluctuations in foreign currency exchange rates. Foreign currency forward contracts and options are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. We also have exposure to fluctuations in commodity prices. Commodity swaps may be used to hedge against the variability in cash flows from forecasted commodity purchases. For cash flow hedge transactions, the effective portion of changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.
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
As of December 29, 2013, there were $6 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of December 29, 2013, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of December 29, 2013 was approximately $770 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of December 29, 2013, accounts receivable included foreign exchange contracts of $10 million and accounts payable included foreign exchange contracts of $4 million. As of March 31, 2013, accounts receivable included foreign exchange contracts of $2 million and accounts payable included foreign exchange contracts of $5 million.
For the three months ended December 29, 2013 and December 30, 2012, we recognized gains of $2 million and $1 million, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the three months ended December 29, 2013 and December 30, 2012, we recognized gains of $12 million and $3 million, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For the nine months ended December 29, 2013 and December 30, 2012, we recognized gains of $3 million and $2 million, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the nine months ended December 29, 2013 and December 30, 2012, we recognized gains of $27 million and less than $1 million, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 29, 2013:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$30	$—	$—	$30
Available for sale securities	$75	$—	$—	$75
Derivative instruments	$—	$10	$—	$10
Liabilities:
Derivative instruments	$—	$4	$—	$4
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$19	$—	$—	$19
Available for sale securities	$111	$—	$—	$111
Derivative instruments	$—	$2	$—	$2
Liabilities:
Derivative instruments	$—	$5	$—	$5
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first nine months of fiscal 2014 or fiscal 2013.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $2,839 million compared to a book value of $2,998 million at December 29, 2013. At March 31, 2013, the estimated fair value of our long-term fixed rate debt instruments was $3,210 million compared to a book value of $3,198 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Service cost	$13	$11	$39	$34
Interest cost	26	23	78	69
Expected return on plan assets	(41)	(33)	(123)	(100)
Amortization of net actuarial loss	1	11	27	34
Amortization of prior service cost	13	1	15	3
Net periodic pension cost	$12	$13	$36	$40
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Service cost	$—	$1	$1	$1
Interest cost	1	1	4	3
Amortization of net actuarial loss	1	—	1	1
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$2	$2	$6	$5
During the three and nine months ended December 29, 2013, we contributed $3 million and $68 million, respectively, to the defined benefit pension plans, of which $0 and $50 million was voluntary. During the three and nine months ended December 30, 2012, we contributed $4 million and $60 million, respectively, to the defined benefit pension plans, of which $0 and $50 million was voluntary. We expect to contribute approximately $3 million of additional required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $71 million in fiscal 2014. Including contributions in the first nine months of fiscal 2014, we expect to contribute a total of approximately $8 million to the other postretirement benefit plans during fiscal 2014.

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
A liability is recorded for environmental remediation on an undiscounted basis when a cleanup program becomes probable and the costs or damages can be reasonably estimated. As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs and damages. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period.
The Company's environmental liability balance was $543 million and $294 million at December 29, 2013 and March 31, 2013, of which $76 million and $50 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs or range of costs to remediate identified environmental conditions for which costs can be reasonably estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at December 29, 2013. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
In the first nine months of fiscal 2014, the environmental liability increased $249 million, primarily due to additional investigation of the nature and extent of TIMET environmental liabilities that existed as of the acquisition date. The investigation resulted in an increase to the environmental liability of $266 million, which was partially offset by remediation expenditures applied against the environmental liability of $13 million and other adjustments. The measurement period adjustments did not have a significant impact on our financial position and results of operations and therefore, we did not retrospectively adjust the consolidated financial statements. Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within 45 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.

(14) New Accounting Pronouncements
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

	Three Months Ended		Nine Months Ended
	12/29/13	12/30/12	12/29/13	12/30/12
Net sales:
Investment Cast Products	$609	$613	$1,833	$1,845
Forged Products	1,026	833	3,152	2,448
Airframe Products	722	588	2,101	1,634
Consolidated net sales	$2,357	$2,034	$7,086	$5,927
Segment operating income (loss):
Investment Cast Products	$218	$209	$650	$624
Forged Products	261	173	786	524
Airframe Products	216	178	631	490
Corporate expenses	(36)	(42)	(115)	(107)
Total segment operating income	659	518	1,952	1,531
Interest expense	20	12	59	18
Interest income	(1)	(2)	(3)	(5)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$640	$508	$1,896	$1,518

(16) Subsequent Events
During the fourth quarter of fiscal 2014, we completed two small acquisitions in the Forged Products and Airframe Products segments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended December 29, 2013 and December 30, 2012

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	12/29/13	12/30/12	$	%
Net sales	$2,357	$2,034	$323	16%
Costs and expenses:
Cost of goods sold	1,548	1,381	167	12
Selling and administrative expenses	150	135	15	11
Interest expense, net	19	10	9	90
Total costs and expenses	1,717	1,526	191	13
Income before income tax expense and equity in earnings of unconsolidated affiliates	640	508	132	26
Income tax expense	(206)	(167)	(39)	(23)
Effective tax rate	32.2%	32.9%
Equity in earnings of unconsolidated affiliates	—	(2)	2	100
Net income from continuing operations	434	339	95	28
Net income (loss) from discontinued operations	1	(1)	2	200
Net income	435	338	97	29
Net income attributable to noncontrolling interests	(2)	—	(2)	n/a
Net income attributable to Precision Castparts Corp. (“PCC”)	$433	$338	$95	28%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.95	$2.31	$0.64	28%
Net income (loss) per share from discontinued operations	0.01	(0.01)	0.02	200
Net income per share	$2.96	$2.30	$0.66	29%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	12/29/13	12/30/12	$	%
Nickel	$6.34	$7.72	$(1.38)	(18)%
London Metal Exchange[1]
Titanium	$1.95	$2.58	$(0.63)	(24)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$12.94	$12.58	$0.36	3%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	12/29/13	12/30/12	$	%
Investment Cast Products[2]	$72	$73	$(1)	(1)%
Forged Products[3]	428	243	185	76%
Airframe Products[4]	54	38	16	42%
Total intercompany sales	$554	$354	$200	56%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $11 million for both the third quarter of fiscal 2014 and 2013, respectively.
[3]	Forged Products: Includes sales between segments of $31 million and $25 million for the third quarter of fiscal 2014 and 2013, respectively.
[4]	Airframe Products: Includes sales between segments of $2 million for both the third quarter of fiscal 2014 and 2013.

Sales for the third quarter of fiscal 2014 were $2,357 million, an increase of $323 million, or 16%, from $2,034 million in the same quarter last year. The current quarter includes sales and earnings for seven businesses acquired after the beginning of the third quarter of fiscal 2013 and five businesses acquired in the first nine months of fiscal 2014 that were not included in the prior year. These acquisitions contributed approximately $350 million of additional sales in the third quarter of fiscal 2014. Metal pricing and pass-through negatively impacted organic growth by approximately 3% year over year. Nickel prices decreased 18%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary nickel conversion mills negatively impacted external sales by approximately $38 million in the current quarter versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $8 million. Contractual material pass-through pricing increased sales by $65 million in the current quarter, compared to $69 million in the same quarter a year ago, a decrease of $4 million. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months. Including the impact of acquisitions, aerospace sales increased approximately 21% from the prior year as commercial aircraft production rates continued to drive steady demand for airframe and engine components. The increase in commercial aerospace was partially offset by a slight decline in regional/business jet and base military demand. Sales to our power markets decreased approximately 1% over the prior year, primarily as a result of lower oil and gas deliveries and lower industrial gas turbine (“IGT”) sales, partially offset by improved seamless interconnect pipe sales. General industrial and other sales increased approximately 14%, primarily due to the contribution from Titanium Metals Corporation ("TIMET"), which was acquired late in the third quarter of fiscal 2013.
Based on data from The Airline Monitor as of January 2014, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2014 as compared to 2013. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately three to six months ahead of aircraft deliveries for mature programs. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2015, and therefore we anticipate that our aerospace sales will increase in fiscal 2015 compared to fiscal 2014.
Net income from continuing operations attributable to PCC for the third quarter of fiscal 2014 was $432 million, or $2.95 per share (diluted) compared to net income from continuing operations attributable to PCC for the third quarter of fiscal 2013 of $339 million, or $2.31 per share (diluted). Net income attributable to PCC (including discontinued operations) for the third quarter of fiscal 2014 was $433 million, or $2.96 per share (diluted), compared with net income attributable to PCC of $338 million, or $2.30 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the third quarter of fiscal 2014 was $20 million, compared to $12 million for the third quarter last year. Near the end of the third quarter of fiscal 2013, we issued $3.0 billion of debt to finance the acquisition of TIMET and therefore incurred additional interest expense associated with that debt for a full quarter in fiscal 2014 versus only a partial quarter last year. Interest income was $1 million for the third quarter of fiscal 2014, compared to $2 million for the third quarter of fiscal 2013. The decrease was a result of lower cash balances invested at higher rates outside the U.S.
The effective tax rate for the third quarter of fiscal 2014 was 32.2% compared to 32.9% for the third quarter of fiscal 2013. The lower effective tax rate in the current quarter is primarily due to increased benefits from earnings taxed at rates lower than the U.S. statutory rate, nonrecurring adjustments to prior year tax assets and liabilities, and the federal research and development tax credit, partially offset by reduced benefits from the domestic manufacturing deduction.
In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations beginning in calendar year 2014. The new regulations did not have a material impact on our financial statements.
Acquisitions
Fiscal 2014
During the second quarter of fiscal 2014, we completed two small acquisitions in the Airframe Products segment.
On October 31, 2013, we acquired Permaswage SAS ("Permaswage"), a world-leading designer and manufacturer of aerospace fluid fittings, for approximately $600 million in cash, funded by commercial paper borrowings. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China, and employs approximately 680 people. The Permaswage acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
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
Discontinued Operations
Net income from discontinued operations was $1 million, or $0.01 per share (diluted) for the third quarter of fiscal 2014 compared with a net loss of $1 million, or $0.01 per share (diluted) in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance.
Subsequent Events
During the fourth quarter of fiscal 2014, we completed two small acquisitions in the Forged Products and Airframe Products segments.

Results of Operations by Segment - Comparison Between Three Months Ended December 29, 2013 and December 30, 2012

(in millions)	Three Months Ended		Increase/(Decrease)
	12/29/13	12/30/12	$	%
Net sales:
Investment Cast Products	$609	$613	$(4)	(1)%
Forged Products	1,026	833	193	23
Airframe Products	722	588	134	23
Consolidated net sales	$2,357	$2,034	$323	16%
Segment operating income (loss):
Investment Cast Products	$218	$209	$9	4%
% of sales	35.8%	34.1%
Forged Products	261	173	88	51
% of sales	25.4%	20.8%
Airframe Products	216	178	38	21
% of sales	29.9%	30.3%
Corporate expenses	(36)	(42)	6	14
Total segment operating income	659	518	$141	27%
% of sales	28.0%	25.5%
Interest expense, net	19	10
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$640	$508
Investment Cast Products
Investment Cast Products' sales were $609 million for the quarter, compared to sales of $613 million in the third quarter of fiscal 2013, a decrease of $4 million. Operating income was $218 million for the quarter, an increase of $9 million from $209 million in the third quarter of fiscal 2013. Operating income as a percent of sales for the third quarter increased to 35.8% from 34.1% of sales in the same quarter last year. Aerospace sales grew by approximately 2%, as the segment continued to see solid aerospace schedules in line with the current levels of base commercial aircraft production rates. Commercial aerospace production, which accounts for more than 40% of the segment's sales, increased approximately 12% over the prior year. However, growth was tempered by a double digit decline in regional/business jet and military activity. Within our power markets, IGT sales, including both spares and original equipment manufacturer ("OEM") activity, decreased approximately 3% year over year.
The segment increased operating income by $9 million year over year despite a $4 million decrease in sales. Operating income as a percent of sales increased 1.7 percentage points over the prior year. The segment's operations delivered higher operating margins by consistently implementing new initiatives to reduce costs and improve production, as well as due to higher aerospace sales volume. Contractual pricing related to pass-through of increased material costs was approximately $16 million in the third quarter of fiscal 2014 compared to approximately $18 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 1.0 percentage point in both the third quarter of fiscal 2014 and fiscal 2013.
The Investment Cast Products segment has a solid market position on current and future aircraft and engine development programs. Sales gains are expected to be driven by acceleration of the new development engines for re-engined narrow-body aircraft platforms. We anticipate flat activity in the regional/business jet end market and a modest recovery in military demand. Potential IGT growth drivers include upgrade programs, increased content on new product launches, and additional spares demand.

Forged Products
Forged Products' sales were $1,026 million for the quarter, compared to sales of $833 million in the third quarter of fiscal 2013, an increase of $193 million. Operating income was $261 million for the quarter, an increase of $88 million from $173 million in the third quarter of fiscal 2013. Operating income as a percent of sales for the third quarter increased to 25.4% from 20.8% of sales in the same quarter last year. Third quarter fiscal 2014 results include the benefit for a full quarter from the acquisitions of THI, TIMET and two smaller businesses. The segment experienced aerospace sales growth of approximately 32% year over year, driven by the inclusion of TIMET and stable commercial aerospace demand. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. Sales to power markets improved approximately 3% when compared to the same quarter last year, driven by increased shipments of seamless interconnect pipe, which increased approximately 52% over the prior year. Sales to the oil and gas market decreased approximately 6% in the current quarter, compared to the same quarter last year, which had experienced significant growth. General industrial and other sales increased approximately 27% compared to the prior year, driven almost entirely by TIMET. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. Nickel prices decreased 18%, as reported on the London Metal Exchange (LME), compared to the same quarter last year. The decline in external selling prices of nickel alloy from the segment's three primary nickel conversion mills negatively impacted external sales by approximately $38 million in the current quarter versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $8 million. Contractual material pass-through pricing contributed approximately $47 million of sales in the third quarter of fiscal 2014 compared to approximately $49 million of sales in the prior year (also included in market increases discussed above).
Operating income as a percent of sales increased 4.6 percentage points compared to a year ago, primarily driven by the inclusion of TIMET, including operational improvements that are being implemented. Operational performance in this segment also benefited from better material usage in its manufacturing operations. Contractual pass-through of raw material costs diluted operating margins by 1.3 percentage points in both the current quarter and the same quarter a year ago.
The Forged Products segment is well-positioned to benefit from the acceleration of the new re-engined narrow-body platforms. TIMET continues to drive operational improvements through cost reductions and through share gains, which should improve its competitive position in the marketplace. Within the power markets, we are seeing improved demand for interconnect pipe due to the increased construction of coal-fired power plants, primarily in Asia. We are also in active discussions with oil and gas customers on sizable near-term projects. Additionally, IGT upgrade programs and increased content on new product launches provide further upside potential.
Airframe Products
Airframe Products' sales were $722 million for the quarter, compared to sales of $588 million in the third quarter of fiscal 2013, an increase of $134 million. Operating income was $216 million for the quarter, an increase of $38 million from $178 million in the third quarter of fiscal 2013. Operating income as a percent of sales for the third quarter decreased to 29.9% of sales from 30.3% in the same quarter last year. Third quarter fiscal 2014 results include a full quarter of Synchronous and several small acquisitions, as well as the addition of Permaswage for two months. This segment experienced strong aerospace sales growth of approximately 27% due to a solid contribution from new acquisitions and improvement in core commercial aerospace fasteners. Shipments of fastener products for the Boeing 787 are now at an average of six shipsets per month and continue to close the gap with commercial aircraft production schedules. The base aerostructures businesses grew year-over-year aerospace sales by approximately 11%, due to market growth and market share gains, and are shipping Boeing 787 content at approximately seven shipsets per month. General industrial sales were flat when compared to the prior year, reflecting an increase in the mining and construction markets that was offset by a decrease in non-aerospace military sales.
Operating income as a percent of sales decreased 0.4 percentage points compared to a year ago, due to the inclusion of several lower-margin acquisitions, which diluted operating margins by 1.9 percentage points. Airframe Products' operating income improved due to the rapid integration of the acquisitions completed over the last two years, leverage of higher volumes over an improving cost structure, and strong incremental margins in the base business of more than 50%.
The Airframe Products segment has substantial aerostructures and fasteners content on the Boeing 787, and sales are expected to accelerate as the segment further aligns with current build rates and with future share gains on current and next-generation platforms. With the acquisitions completed over the last two years, we continue to see strong growth in commercial aerospace markets and performance improvements. The integration of Permaswage and other new acquisitions will provide additional top- and bottom- line growth opportunities.

Consolidated Results of Operations - Comparison Between Nine Months Ended December 29, 2013 and December 30, 2012

	Nine Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	12/29/13	12/30/12	$	%
Net sales	$7,086	$5,927	$1,159	20%
Costs and expenses:
Cost of goods sold	4,675	4,020	655	16
Selling and administrative expenses	459	376	83	22
Interest expense, net	56	13	43	331
Total costs and expenses	5,190	4,409	781	18
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,896	1,518	378	25
Income tax expense	(611)	(503)	(108)	(21)
Effective tax rate	32.2%	33.1%
Equity in earnings of unconsolidated affiliates	1	1	—	—
Net income from continuing operations	1,286	1,016	270	27
Net income (loss) from discontinued operations	12	(3)	15	500
Net income	1,298	1,013	285	28
Net income attributable to noncontrolling interests	(5)	(1)	(4)	(400)
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,293	$1,012	$281	28%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$8.73	$6.93	$1.80	26%
Net income (loss) per share from discontinued operations	0.08	(0.02)	0.10	500
Net income per share	$8.81	$6.91	$1.90	27%

Average market price of key metals (per pound)	Nine Months Ended		Increase/(Decrease)
	12/29/13	12/30/12	$	%
Nickel	$6.50	$7.65	$(1.15)	(15)%
London Metal Exchange[1]
Titanium	$1.88	$2.96	$(1.08)	(36)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.45	$13.64	$(0.19)	(1)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Nine Months Ended		Increase/(Decrease)
	12/29/13	12/30/12	$	%
Investment Cast Products[2]	$212	$231	$(19)	(8)%
Forged Products[3]	1,277	689	588	85%
Airframe Products[4]	142	108	34	31%
Total intercompany sales	$1,631	$1,028	$603	59%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $37 million and $40 million for the first nine months of fiscal 2014 and 2013, respectively.
[3]	Forged Products: Includes sales between segments of $89 million and $74 million for the first nine months of fiscal 2014 and 2013, respectively.
[4]	Airframe Products: Includes sales between segments of $5 million for both the first nine months of fiscal 2014 and 2013.

Sales for the first nine months of fiscal 2014 were $7,086 million, an increase of $1,159 million, or 20%, from $5,927 million in the same period last year. The current period includes the contribution from eleven businesses acquired after the beginning of fiscal 2013 and five businesses acquired in the first nine months of fiscal 2014 that were not included in the prior year. These acquisitions contributed more than $1.2 billion of additional sales in the first nine months of fiscal 2014. Metal pricing and pass-through negatively impacted organic growth by approximately 3% year over year. Nickel prices decreased 15%, as reported on the London Metal Exchange (LME), compared to the same period last year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary nickel conversion mills negatively impacted external sales by approximately $107 million in the current period versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $46 million. Contractual material pass-through pricing increased sales by $191 million in the first nine months of fiscal 2014, compared to $204 million in the first nine months of fiscal 2013. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months. Including the impact of acquisitions, aerospace sales increased 25% from the prior year as commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial aerospace was partially offset by a decline in regional/business jet and base military demand. Sales to our power markets increased 4% over the prior year, primarily as a result of higher seamless interconnect sales and improved oil and gas shipments. IGT sales, including both spares and OEM activity, maintained solid levels. General industrial and other sales increased 15%, primarily due to the contribution from TIMET, which was acquired in the third quarter of fiscal 2013.
Net income from continuing operations attributable to PCC for the first nine months of fiscal 2014 was $1,281 million, or $8.73 per share (diluted) compared to net income from continuing operations attributable to PCC for the first nine months of fiscal 2013 of $1,015 million, or $6.93 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first nine months of fiscal 2014 was $1,293 million, or $8.81 per share (diluted), compared with net income attributable to PCC of $1,012 million, or $6.91 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first nine months of fiscal 2014 was $59 million, compared with $18 million for the first nine months of last year. Near the end of the third quarter of fiscal 2013, we issued $3.0 billion of debt to finance the acquisition of TIMET and therefore incurred additional interest expense associated with that debt. Interest income for the first nine months of fiscal 2014 was $3 million, compared with $5 million for the first nine months last year. The decrease was a result of lower cash balances invested at higher rates outside the U.S.
The effective tax rate for the first nine months of fiscal 2014 was 32.2%, compared to 33.1% for the same period last year. The lower effective rate in the current period is primarily due to increased benefits from earnings taxed at rates lower than the U.S. statutory rate, nonrecurring adjustments to prior year tax assets and liabilities, and the federal research and development tax credit, partially offset by reduced benefits from the domestic manufacturing deduction.
Discontinued Operations
Net income from discontinued operations was $12 million, or $0.08 per share (diluted), for the first nine months of fiscal 2014 compared with a net loss of $3 million, or $0.02 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. Net income from discontinued operations in the current period was primarily due to a gain from the completion of a sale of a small non-core business in the first quarter of fiscal 2014.

Results of Operations by Segment - Comparison Between Nine Months Ended December 29, 2013 and December 30, 2012

(in millions)	Nine Months Ended		Increase/(Decrease)
	12/29/13	12/30/12	$	%
Net sales:
Investment Cast Products	$1,833	$1,845	$(12)	(1)%
Forged Products	3,152	2,448	704	29
Airframe Products	2,101	1,634	467	29
Consolidated net sales	$7,086	$5,927	$1,159	20%
Segment operating income (loss):
Investment Cast Products	$650	$624	$26	4%
% of sales	35.5%	33.8%
Forged Products	786	524	262	50
% of sales	24.9%	21.4%
Airframe Products	631	490	141	29
% of sales	30.0%	30.0%
Corporate expenses	(115)	(107)	(8)	(7)
Total segment operating income	1,952	1,531	$421	27%
% of sales	27.5%	25.8%
Interest expense, net	56	13
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,896	$1,518
Investment Cast Products
Investment Cast Products' sales were $1,833 million for the first nine months of fiscal 2014, compared to sales of $1,845 million in the first nine months of fiscal 2013, a decrease of $12 million. Operating income was $650 million for the first nine months of fiscal 2014, an increase of $26 million from $624 million in the first nine months of fiscal 2013. Operating income as a percent of sales for the first nine months of fiscal 2014 increased to 35.5% from 33.8% of sales in the same period last year. Large commercial OEM sales grew by approximately 10% as the segment continued to see solid aerospace schedules in line with the current levels of base commercial aircraft production rates. However, growth was offset by a double-digit decline in regional/business jet and military activity. IGT OEM and spares sales increased approximately 1% year over year. The increase in IGT sales was offset by a decline in general industrial and other sales of approximately 2% as a result of lower sales to the non-aerospace military sector.
The segment increased operating income by $26 million year over year despite a $12 million decrease in sales. The segment's operating income as a percent of sales increased by 1.7 percentage points over the prior year. The segment's operations improved operating margins by consistently implementing new initiatives to reduce costs and improve productivity on steady, high-volume production. Contractual pricing related to pass-through of increased material costs was approximately $49 million in the first nine months of fiscal 2014, compared to approximately $56 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.9 percentage points in the first nine months of fiscal 2014 compared to 1.1 percentage points in the first nine months of fiscal 2013.
Forged Products
Forged Products' sales were $3,152 million for the first nine months of fiscal 2014, compared to sales of $2,448 million in the first nine months of fiscal 2013, an increase of $704 million. Operating income was $786 million for the first nine months of fiscal 2014, an increase of $262 million from $524 million in the first nine months of fiscal 2013. Operating income as a percent of sales for the first nine months of fiscal 2014 increased to 24.9% from 21.4% of sales in the same period last year. Results for the first nine months of fiscal 2013 include contributions from Aerocraft/Dickson for six and a half months and THI for two months versus a full nine months of TIMET, Aerocraft/Dickson and THI in fiscal 2014. The segment experienced aerospace sales growth of approximately 39% year over year, driven by the inclusion of TIMET and higher commercial aerospace demand. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. The reduced capacity and subsequent repair of the 29,000-ton press in the Wyman-Gordon Houston facility also created a drag on sales for the first nine months of fiscal 2014. Sales to power markets improved approximately 7% compared to a year ago, driven by increased demand for downhole casing and seamless interconnect pipe. General industrial and other sales increased approximately 29% compared to the prior year, driven almost entirely by the addition of TIMET. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. Nickel prices decreased 15%, as reported on the London Metal Exchange (LME), compared to the same period last year. The decline in external selling prices of nickel alloy from the segment's three primary nickel conversion mills negatively impacted external sales by approximately $107 million in the first nine months of fiscal 2014 versus a year ago and the falling price of revert and other alloys negatively impacted sales by an additional $46 million. Contractual material pass-through pricing contributed approximately $136 million of sales in the first nine months of fiscal 2014 compared to approximately $140 million of sales in the same period last year (also included in market increases discussed above).
Operating income as a percent of sales increased 3.5 percentage points compared to a year ago, driven by the inclusion of TIMET, including operational improvements that are being implemented, and higher seamless pipe shipments. The Forged Products segment achieved these results while also successfully rebuilding the 29,000-ton forging press in Houston. Contractual pass-through of higher raw material costs diluted operating margins by 1.2 percentage points in the first nine months of fiscal 2014 compared to 1.3 percentage points in the same period a year ago.
Airframe Products
Airframe Products' sales were $2,101 million for the first nine months of fiscal 2014, compared to sales of $1,634 million in the first nine months of fiscal 2013, an increase of $467 million. Operating income was $631 million for the first nine months of fiscal 2014, an increase of $141 million from $490 million in the first nine months of fiscal 2013. Operating income as a percent of sales was 30.0% for both the first nine months of fiscal 2014 and fiscal 2013. Results for the first nine months of fiscal 2013 include contributions from Centra for approximately seven months of the period, Klune for five months and Progressive for four months versus a full nine months in fiscal 2014. In addition, the current period includes the results of Synchronous for nine months and Permaswage for two months. This segment experienced strong growth in aerospace sales of approximately 34% due to solid contributions from new acquisitions coupled with organic aerostructures sales expansion. The base aerostructures businesses grew year-over-year aerospace sales by approximately 13%, due to market growth plus share gains. Critical aerospace fasteners sales, which improved slightly year over year, continue to lag the current commercial aircraft build rates, particularly on the Boeing 787 program, due to customer destocking. General industrial and other sales were flat when compared to the prior year, due to an increase in the automotive market offset by a decrease in non-aerospace military sales.
Operating income as a percent of sales was flat when compared to a year ago, due the inclusion of several lower-margin acquisitions offset by strong drop-through from base operations. Airframe Products' operating income improved due to the rapid integration of the acquisitions completed over the last two years, leverage of higher volumes over an improving cost structure, and strong incremental margins in the base business of more than 50%.

Changes in Financial Condition and Liquidity
Total assets of $18,332 million at December 29, 2013 represented a $1,436 million increase from the $16,896 million balance at March 31, 2013. The increase in total assets principally reflects cash generated from operations during the first nine months of fiscal 2014 totaling $1,425 million and increased inventories, primarily in the Forged Products segment, driven by operational and strategic development initiatives, partially offset by debt repayments and the repurchase of common stock.
Total capitalization at December 29, 2013 was $14,657 million, consisting of $3,622 million of total debt and $11,035 million of PCC shareholders' equity. The debt-to-capitalization ratio declined to 24.7% at December 29, 2013 from 28.0% at the end of fiscal 2013, reflecting the repayment of our $200 million 5.6% Senior Notes and the impact of increased equity from earnings and higher cumulative translation adjustments.
Cash as of December 29, 2013 was $337 million, an increase of $57 million from the end of fiscal 2013. Total debt was $3,622 million, a decrease of $185 million from the end of fiscal 2013. The net cash inflow primarily reflects cash generated by operations for the first nine months of fiscal 2014 of $1,425 million (after $50 million of cash paid for voluntary pension contributions) and cash received from the dispositions of businesses of $64 million, partially offset by stock repurchases of $293 million, capital expenditures of $261 million and cash paid to acquire businesses (net of cash acquired) of $859 million.
We expect our baseline capital expenditures for fiscal 2014 to be modestly higher than fiscal 2013 based on our current forecasts of spending for the fourth quarter of fiscal 2014. These expenditures will be targeted for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments.
In the first nine months of fiscal 2014, we contributed $68 million to our defined benefit pension plans, of which $50 million was voluntary. We expect to contribute approximately $3 million of additional required contributions in fiscal 2014, for total contributions to the defined benefit pension plans of approximately $71 million in fiscal 2014. Including contributions in the first nine months of fiscal 2014, we expect to contribute a total of approximately $8 million to other postretirement benefit plans during fiscal 2014.

Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of December 29, 2013, the amount of commercial paper borrowings outstanding was $618 million and the weighted average interest rate was 0.2%. For the nine months ended December 29, 2013, the average amount of commercial paper borrowings outstanding was $595 million and the weighted average interest rate was 0.2%. For the nine months ended December 30, 2012, the average amount of commercial paper borrowings outstanding was $319 million and the weighted average interest rate was 0.2%. During the first nine months of fiscal 2014, the largest daily balance of outstanding commercial paper borrowings was $1,151 million. We do not anticipate any changes in our ability to borrow under our current credit facilities, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be, or the source of the borrowed funds.
On December 16, 2013, we entered into a 364-day, $1.0 billion revolving credit facility maturing December, 2014 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired December, 2013. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of December 29, 2013.
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of December 29, 2013 was $1,382 million due to our outstanding commercial paper borrowings of $618 million.
Our financial covenant requirement and actual ratio as of December 29, 2013 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	24.7%

[1]	Terms are defined in the Credit Agreements.
As of December 29, 2013, we were in compliance with the financial covenant in the Credit Agreements.
On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.6% Senior Notes, with the funding provided by commercial paper borrowings. As of September 30, 2013, our long-term debt is not guaranteed by any PCC subsidiaries.
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
Environmental Costs
Total environmental liabilities accrued at December 29, 2013 and March 31, 2013 were $543 million and $294 million, respectively. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at December 29, 2013. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period.
During the first nine months of fiscal 2014, the environmental liability increased $249 million, primarily due to additional investigation of the nature and extent of TIMET environmental liabilities that existed as of the acquisition date. The investigation resulted in an increase to the environmental liability of $266 million, which was partially offset by remediation expenditures applied against the environmental liability of $13 million and other adjustments. Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within 45 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.
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
In May 2013, as a result of TIMET's disclosure of noncompliance to the Nevada Division of Environmental Protection ("NDEP") on December 4, 2012 and February 19, 2013, the NDEP issued a Finding of Alleged Violation and Order ("FOAV") to TIMET. The FOAV alleges that TIMET violated its permit by discharging partially treated wastewater from an unauthorized bypass for approximately four years from September 2008 through October 2012. TIMET has been working cooperatively with the NDEP to address issues identified in the FOAV. In January 2014, the NDEP offered to resolve the FAOV in exchange for payment from TIMET of $135,000.

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
The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Boeing 737Max, Boeing 777X, Airbus A350, Airbus A320neo and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation and military aircraft programs. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays to any of these new aircraft programs, could have a material adverse effect on our business.
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
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimates of our environmental costs are based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as: the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, approximately half of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within 45 years. We cannot ensure that our estimated liabilities are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts accrued.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of our common stock during the quarter ended December 29, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
9/30/13-11/3/13	—	$—	1,800,000	$1,123
11/4/13-12/1/13	32,553	$248.42	1,832,553	$1,115
12/2/13-12/29/13	2,447	$254.25	1,835,000	$1,115
Total	35,000	$248.83	1,835,000	$1,115

(1) On January 24, 2013, we publicly announced that our Board of Directors had authorized a program for the Company to purchase up to $750 million of our Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for use in the Company's stock repurchase program, effective immediately and continuing through June 30, 2015.

Item 6.	Exhibits
(a) Exhibits

10.1
Credit Agreement, dated December 16, 2013, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank (USA), PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2013).

10.2
Credit Agreement, dated December 16, 2013, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank, Ltd., PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 18, 2013).

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

PRECISION CASTPARTS CORP.

DATE:	February 6, 2014	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)