Form 10-K
period 2014-03-30
PRECISION CASTPARTS CORP
filed 2014-05-29
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 30, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒            Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant as of September 29, 2013, was $33,107,558,623.
As of the close of business on May 15, 2014, the Registrant had 144,763,013 shares of Common Stock, without par value, outstanding.
Portions of the Registrant’s Proxy Statement to be filed in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS
Precision Castparts Corp. (“PCC”, “the Company”, or “we”), a worldwide manufacturer of complex metal components and products, provides high-quality investment castings, forgings, fasteners/fastener systems and aerostructures for critical aerospace and power applications. We also provide seamless pipe for coal-fired, industrial gas turbine ("IGT") and nuclear power plants; downhole casing, clad pipe, fittings and various mill forms in a variety of nickel and steel alloys for severe-service oil and gas environments; investment castings and forgings for general industrial, armament, medical and other applications; nickel and titanium alloys in all standard mill forms from large ingots and billets to plate, foil, sheet, strip, tubing, bar, rod, extruded shapes, rod-in-coil, wire and welding consumables, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; revert management solutions; fasteners for automotive and general industrial markets; specialty alloys for the investment casting and forging industries; heat treating and destructive testing services for the investment cast products and forging industries; refiner plates, screen cylinders and other products for the pulp and paper industry; grinder pumps and affiliated components for low-pressure sewer systems; critical auxiliary equipment and gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

Products and Markets
We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Airframe Products. Each of these three business segments is described below.
Investment Cast Products
Our Investment Cast Products segment manufactures investment castings for aircraft engines, IGT engines, airframes, medical implants, armament, unmanned aerial vehicles and other industrial applications. The segment also provides alloys to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 26 percent of our sales in fiscal 2014.
We are the market leader in manufacturing large, complex, structural investment castings, and we are the leading manufacturer of airfoil investment castings used in jet aircraft engines. We manufacture investment castings for every jet aircraft engine program in production or under development by our key customers. We are also the market leader in manufacturing structural and airfoil investment castings for IGT and aeroderivative engines used for electric power generation and other applications, and we have expanded into the structural airframe and armament markets. In addition, we make investment castings for use in the medical implant, satellite launch vehicle and general industrial markets.
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
Large jet aircraft engines are manufactured by a limited number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint venture partners. With this highly concentrated and sophisticated customer base, we believe solid customer service and strong, long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE, Pratt & Whitney, and Rolls-Royce for several decades. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have increased their use of our structural castings.
Aerospace Structural Castings
Our structural castings business manufactures the largest-diameter, nickel-based super-alloy, titanium and stainless steel investment castings in the world, as well as a variety of medium and small structural castings in these same alloys and in aluminum. The nickel, titanium and steel castings are stationary components that form portions of the fan, compressor, combustor and turbine sections of a jet aircraft engine, where strength and structural integrity are critical. Aluminum structural castings are used in such applications as doors and thrust reversers. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.
We believe that trends in the design of aircraft jet engines will continue to increase our revenue per engine. As the design of new generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or super-alloys, is used for structural castings in all but the hottest parts of the engine because of its high mechanical properties and considerable weight savings. Titanium is a challenging metal to cast because of its reaction with other elements. However, we have developed the advanced technology and manufacturing processes to cast large, complex investment castings in a variety of titanium alloys. Many new generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs.
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
Aerospace Airfoil Castings
We manufacture precision cast airfoils, such as the stationary vanes and rotating blades used in the turbine section of jet aircraft engines. This part of the engine is considered the “hot section,” where temperatures may exceed 2,400 degrees Fahrenheit. These conditions require use of special nickel-based super-alloys and state-of-the-art casting techniques to manufacture airfoil castings with internal cooling passages that enable the airfoils to operate in an environment with temperatures higher than the melting point of the metal of which they are made.
We use various casting technologies to manufacture turbine airfoils. A conventional casting process enables us to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one large, super-alloy crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. In addition, we have developed a process to manufacture titanium aluminide blades, the first use of lightweight titanium in the hot section of an aircraft engine. These airfoils are incorporated into the GEnX engine for the Boeing 787.
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
The demand for aerospace airfoil castings is determined primarily by the number and type of engines required for new jet aircraft; the intervals between hot section maintenance, which are driven by engine cycles (takeoffs and landings); and the inventory levels of replacement parts maintained by the principal jet aircraft engine manufacturers, repair centers and airlines. A jet engine’s airfoil components have shorter useful lives than structural investment castings and are replaced periodically during engine maintenance. As a result, our sales of aerospace airfoil castings are less affected by the cyclical patterns of the aerospace industry than are our sales of structural investment castings. The timing for replacement of aerospace airfoil castings principally depends on engine cycles and the expected life of the airfoil casting. We believe that approximately 30 percent of our sales of airfoil castings used in aircraft turbine engines are replacement parts.
IGT Castings
We are the leading supplier of investment castings used in IGT engines. IGTs have been a preferred power source for several decades, and original equipment manufacturers ("OEM") expect that trend to continue due to the availability of natural gas, overall efficiency of operation and relative speed/ease of installation. Most sales growth is anticipated in turbines of

180MW and above, which have higher PCC dollar content. In addition to IGT components, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land- and marine-based applications.
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
Other Investment Casting Products
Our strategy for profitable growth also includes the pursuit of other opportunities for our existing investment casting technology. We have expanded the application of our investment casting technology in the medical prosthesis, unmanned aerial vehicles (“UAV”) and general industrial markets by manufacturing such products as artificial hips and knees, landing gear struts and engine inlets for UAVs and impellers for pumps and compressors. In addition, we manufacture large titanium components for armament systems.
Internal Alloy-Making Capability
An operation within our Investment Cast Products segment produces alloys used by PCC and other manufacturers of investment castings. Several of these alloys are patented and trademarked, and specifically formulated for the casting of DS and SX airfoils that operate in high-temperature, high-stress engine environments. This operation supplements our other ingot-making furnaces located in Portland, Oregon, and Minerva, Ohio, and our internal supply of nickel-based alloy for investment casting is managed through this group of facilities. The alloys produced also serve such diverse markets as medical, recreational and general industrial.
Forged Products
We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Therefore, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products, with the exception that Forged Products' IGT sales are mainly for OEM new equipment. We also produce seamless pipe for coal-fired, industrial gas turbine and nuclear power plants, as well as downhole casings and clad pipe for severe service oil and gas environments. In addition, we manufacture high-performance, nickel-based alloys used to produce forged components for aerospace and non-aerospace applications in such markets as oil and gas, chemical processing and pollution control. Our titanium products are used to manufacture components for the commercial and military aerospace, power generation, energy, and industrial end markets. The Forged Products segment accounted for approximately 44 percent of our sales in fiscal 2014.
Forged Components
We manufacture forged components from titanium and nickel-based alloys for commercial and military aircraft engines and IGT power plants, including fan discs, compressor discs, turbine discs, seals, spacers, shafts, hubs and cases. Our airframe structural components are used on both commercial and military aircraft and include landing gear beams, bulkheads, wing structures, engine mounts, struts and tail flaps, and housings. We also produce a variety of mechanical and structural tubular products from steel and nickel alloys, primarily in the form of extruded seamless pipe, for domestic and international energy markets, which include coal, IGT and nuclear power plants and co-generation projects, as well as nickel-alloy casing and tubular products for exploration and production by the oil and gas industry. For naval defense applications, we supply forged components for propulsion systems on nuclear submarines and aircraft carriers, as well as forgings for pumps, valves and structural applications.
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
Open-Die Forging—In this process, the metal is pressed between dies that never completely surround the metal, thus allowing it to be observed during the process. This manufacturing method is used to create relatively simple, preliminary shapes to be processed further by other die forging processes.
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
Isothermal Forging—Isothermal forging is a closed-die process in which the dies are heated to the same temperature as the metal being forged, typically in excess of 1,900 degrees Fahrenheit. Because the dies may oxidize at these elevated temperatures, this process is performed in a vacuum or inert gas atmosphere. Our isothermal press produces near-net-shape components, requiring less machining by our customers.
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
Tru-Form Process—Tru-Form is a near-net-shaped, cold-rolling process, which starts with flash-welded or seamless, rolled rings. The high-tonnage rolls of the Tru-Form process apply point contact to thin the wall thickness of a ring and grow the axial height. The rolling tools are programmed to follow profiles unique to the finished product definition. After the rolling process, additional forming operations are performed to transform the rolled ring into a finished near-net-shape contour.
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
High-Performance Alloys
We believe that we are the world’s largest and most diversified producer of high-performance, nickel-based alloys, supplying more than 5,000 customers. Our alloys, which provide high-temperature strength and corrosion resistance, as well as toughness and strength in certain embrittling environments, are used to manufacture components required in the most technically demanding industries and applications. Power (primarily oil & gas) and commercial and military aerospace represent the largest markets served; other markets served include chemical and petrochemical processing, thermal processing, electrical and heating elements, and marine and welding applications.
Our alloying processes utilize electric arc, air induction and vacuum induction melting furnaces, while a few specialized alloys are made using a mechanical alloying process. Refining facilities include furnaces for argon/oxygen decarburization, vacuum arc remelting and electroslag remelting. Our major hot finishing processes include rotary forging, plate rolling, bar rolling, press forging and extrusion of seamless tubulars and shapes. Cold finishing processes include cold rolled sheet and strip, tube and pipe pilgering, cold drawing of bar and wire, and cold drawing and rolling of pipe and tubulars. We produce nickel alloys in all standard mill forms from large ingots and billets to plate, sheet, strip, tubing, bar and wire, the latter of which includes core and filler wires for welding products. Our alloys are classified into unique families recognized worldwide and are sold under such trademarks as INCONEL®, INCOLOY®, MONEL®, NIMONIC®, UDIMET®, BRIGHTRAY® and NILO®.
Titanium Alloys
We are one of the world's leading producers of titanium melted and mill products. Our titanium products, which have uniquely high strength-to-weight and corrosion-resistance properties, are used to manufacture components for the commercial and military aerospace, power generation, energy and industrial end markets. Commercial aerospace represents our largest market, and new generations of fuel-efficient aircraft, including the Boeing 787 and Airbus A350, are increasing the content of titanium in airframe and engine applications.
As a fully integrated titanium component manufacturer, our breadth of production capabilities enable us to start with titanium-bearing sands and deliver a finished titanium shape to our end customer. Our titanium sponge production employs a vacuum distillation process and combines a titanium-containing feedstock ore with chlorine and petroleum coke to produce titanium tetrachloride, which is then reacted with magnesium to produce sponge. Melted products (ingot, electrode and slab) are produced by melting sponge, titanium scrap and alloying agents to produce various grades of titanium products. Mill products are produced by forging or rolling melt products into smaller gauge materials, including billet, bar, plate, sheet, strip and pipe. Our melting processes employ both vacuum arc remelting and electron-beam, cold-hearth melting; in addition, we are in the process of installing plasma, cold-hearth melting capability. Our mill product processes include open die forging, vacuum annealing, rotary/radial forging, vacuum creep flattening and rolling mills. We also operate a global network of service centers that sell value-added and customized mill products.
Revert Management
We are the market leader in providing nickel super-alloy and titanium revert management solutions for the aerospace, oil and gas, and energy markets. Revert includes metal chips, casting gates, bar ends, forging flash and other byproducts from forging, casting, fasteners and aerostructures manufacturing processes that can be re-melted and reused. Our infrastructure and capabilities create a closed loop system for the retention and reuse of internally-generated revert. We also provide metallurgical processing solutions and services worldwide for our use and for other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers, foundries and other industries with special metallurgical requirements.
Airframe Products
We are a leading developer and manufacturer of highly engineered fasteners, fastener systems, aerostructures and precision components, primarily for critical aerospace applications. Much of our Airframe Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments, with the exception that our aerostructures business is primarily driven by original equipment demand. In this regard, Airframe Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation. The Airframe Products segment accounted for approximately 30 percent of our sales in fiscal 2014.
In general, fastener manufacturing begins with metal alloy wire or bar of various diameters, which is cut into fastener blanks of prescribed lengths, formed by highly engineered tools into complex head shapes and dimensional configurations, heat-treated to desired properties and then thread-rolled to meet exacting customer requirements.
Our aerospace fasteners and related components are manufactured from a variety of nickel, titanium, aluminum and steel alloys and are used on airframes, jet engines, aircraft wheels and brakes, landing gear assemblies, floor boards and hydraulic systems. They are found in critical areas of an aircraft, including wing-to-fuselage, stabilizer-to-fuselage and the engine-to-wing joints, as well as airfoil-to-disc and disc-to-shaft connections on a jet engine. These fasteners and related components are not only incorporated in new aircraft builds, but are also integrally involved in the maintenance and replacement cycle, particularly in aircraft engine and wheel and brake applications. The product line includes a variety of bolts, sleeved fastening systems, nuts, nut plates, latches, expandable diameter fasteners, quick release pins, hydraulic fittings, bushings, inserts, collars and other precision components, including but not limited to metallic and composite assemblies, and precision-machined components for airframe applications. While the fasteners and related components are predominantly produced to demanding customer designs, we continue to be active in developing trademarked alloys for applications requiring high strength, elevated temperature, corrosion resistance and/or lighter weight including AEREX®, MULTIPHASE®, MP35N® and MP159® high-temperature, nickel-based alloys.
We have also developed a variety of fasteners, fittings, related components and installation tools for use in aerospace and industrial applications requiring proven strength, close dimensional tolerances and high reliability. These technically-advanced, proprietary products are marketed under the brand names of AVILOK®, BALL-LOK®, CHERRYBUCK®, CHERRYMAX®, CHERRYLOCK®, E-NUT®, FLEXLOC®, FLEXMATE®, FORCEMATE®, FORCETEC®, GROMEX®, HI-LIFE®, MAKE FROM SOLIDTM, MAXIBOLT®, PERMALITE®, PERMASWAGE®, SLEEVbolt®, STA-LOK®, TELLEP® and TUKLOC®. We also hold licenses to use various, well-recognized trademarks and technology in the manufacture of our fasteners and related components. These licensed trademarks include HI-LITE®, HI-LOK®, HI-TIGUE®, TORX®, TORX-PLUS®, TAPTITE®, MORTORQ® and MAThread®.
Our aerostructures facilities manufacture complex components and structural assemblies, including three- to five-axis prismatic and long-bed machined aluminum and titanium components, complex sheet metal fabrications, and composite and metal-bonded components. In addition, we have the capability to machine castings in a range of sizes, provide full-service chemical processing and metal finishing, and to kit, assemble and integrate multiple component parts.
Product applications include wing and fuselage structural parts; engine pylon-related assemblies; engine lock-plates and bracketry; complete passenger and exit doors; major flap support and actuation structures; spars, skins, and bulkheads up to 60 meters; swaged control rods, cables, and actuation and flight control assemblies; and complex latches, quick release BALL-LOK® pins, and specialized fasteners.
In fiscal 2014, we acquired several businesses in the Airframe Products segment, including Permaswage SAS ("Permaswage"), a world-leading designer and manufacturer of aerospace fluid fittings. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China.
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

Sales and Distribution
We sell our complex metal components and products into three major market areas: aerospace, power, and general industrial and other. The percentage of sales to these markets is shown below for fiscal 2014, 2013 and 2012.
Our sales to the aerospace market of $6,557 million in fiscal 2014 increased 20 percent from $5,472 million in fiscal 2013. Sales to the aerospace market as a percentage of total net sales increased from 65 percent in fiscal 2013 to 68 percent in fiscal 2014, principally reflecting stable aircraft schedules and continued share gains on new airframe and engine development programs, and sales from acquired businesses. Our sales to the aerospace market of $5,472 million in fiscal 2013 increased 22 percent from $4,468 million in fiscal 2012. Sales to the aerospace market as a percentage of total net sales increased from 62 percent in fiscal 2012 to 65 percent in fiscal 2013, principally reflecting solid base aerospace growth and sales from acquired businesses.
Our sales of investment castings products and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers, as well as through distributors. Our airframe products and services are sold through a worldwide network of distributors and independent sales representatives and by a direct sales and marketing staff. Aerostructures products and services are sold through a direct sales staff. Industrial metalworking tools and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.
For information on revenue from external customers, profit or loss and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 19—Segment information.

Major Customers
Net direct sales to General Electric Company were approximately 13 percent, 15 percent and 15 percent of total sales in fiscal 2014, 2013 and 2012, respectively, as follows:

	2014	2013	2012
Investment Cast Products	$736	$697	$559
Forged Products	412	540	464
Airframe Products	66	39	41
	$1,214	$1,276	$1,064

No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls-Royce and United Technologies are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog
The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $7.3 billion as of March 30, 2014, $6.8 billion as of March 31, 2013, and $5.9 billion as of April 1, 2012. The majority of the backlog is for sales to aerospace and power market customers in the Investment Cast Products, Forged Products and Airframe Products segments. The increase in backlog during fiscal 2014 reflects the continued growth in commercial aerospace and power markets, including interconnect pipe. The increase in backlog during fiscal 2013 reflects the acquisition of Titanium Metals Corporation ("TIMET"). Approximately 82 percent of our backlog is expected to be filled within the 2015 fiscal year.
The majority of sales to customers are made on individual purchase orders generated from long-term agreements. Most of our orders are subject to termination by the customer upon payment of the cost of work in process, plus a related profit factor. We typically do not experience significant order cancellations, although we periodically receive requests for delays in delivery schedules.

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
In the Investment Cast Products segment, our principal competitor is Howmet, a subsidiary of Alcoa Inc. Howmet produces super-alloy, titanium, stainless steel and aluminum investment castings principally for the aerospace and IGT markets. We believe that Howmet is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings. We also believe Howmet has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. In addition, Pacific Cast Technologies, a subsidiary of Allegheny Technologies, Inc. ("ATI"), manufactures large titanium investment castings for jet engine and airframe applications. Many other companies throughout the world also produce super-alloy, titanium, stainless steel and aluminum investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.
In the Forged Products segment, our largest competitors are Ladish Co., a subsidiary of ATI, Fortech, S.A. and Thyssen AG for aerospace turbine products, Alcoa Inc. and Firth Rixson Limited for aerospace structural products, Vallourec & Mannesmann Tubes and Sumitomo Corporation for energy products and ATI, Carpenter Technology Corporation, and Firth Rixson Limited for nickel-based alloys and super-alloys. We also face increased competition from international companies as customers seek lower cost sources of supply.
Our principle competitors in the aerospace titanium market are ATI and RTI International Metals, Inc. ("RTI"), both based in the U.S., and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. UNITI (a joint venture between ATI and VSMPO), RTI and certain Japanese producers are our principal competitors in the industrial and emerging markets.
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
Our Airframe Products operations compete with a large number of companies based primarily on technology, price, service, product quality, product performance and delivery performance. Of these companies, we consider Alcoa Inc., LISI, LMI, Triumph Group, Inc., TransDigm Group, Inc., and the internal machining operations of certain of our OEM customers to be our leading competitors. We believe that we maintain our strong market position through our high-quality product performance, service to our customers and competitive synergies with other PCC business units.

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

Employees
At March 30, 2014, we had approximately 29,100 employees, including nearly 7,650 employees in the Investment Cast Products segment, approximately 9,800 employees in the Forged Products segment, approximately 11,400 employees in the Airframe Products segment, approximately 150 employees in corporate functions, and approximately 100 employees in discontinued operations. Approximately 23 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate 13 collective bargaining agreements affecting approximately 9 percent of the workforce during fiscal 2015. Management believes that labor relations in the Company have generally been satisfactory.

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

Materials & Supplies
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, which are found in only a few parts of the world. These metals are required for the alloys used or manufactured in our Investment Cast, Forged and Airframe Product segments. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, labor relations between the metal producers and their work forces, and/or unstable governments in exporting nations and inflation. Supplies of the tool-grade steel we use may similarly be subject to variations in availability and cost. We have escalation clauses for nickel and other metals in certain of our long-term contracts with major customers, and we employ “price-in-effect” metal pricing in our alloy production businesses to lock in the current cost of metal at the time of production or shipment. We also enter into long-term supply agreements to fix the purchase price of strategic raw materials. Shortages of and price increases for certain raw materials we use have occurred in the past and may occur in the future. Future shortages or price fluctuations in raw materials could have a material adverse effect on us.

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

International Operations
We purchase products from and supply products to businesses located outside the U.S. We have also been expanding our international activities during the past several years, primarily through acquisitions and the development of overseas subsidiaries. This expansion is part of our strategy to acquire and develop businesses that complement our core competencies, provide low-cost manufacturing, have strong growth prospects and maintain leading positions in their respective market niches. Certain risks are inherent in international operations, including the risk of government-financed competition, changes in trade policies, tariff regulations, the relative stability of certain foreign currencies and difficulties in obtaining U.S. export and import licenses. Information with respect to sales and assets by geographic location is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 19—Segment information.

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
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. At March 30, 2014, we had accrued environmental liabilities of approximately $525 million. We believe these liabilities are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our liabilities represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The liabilities include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations, and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we have identified vary across the spectrum, a majority of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within 45 years.
We have been named as a potentially responsible party (“PRP”) at sites identified by the Environmental Protection Agency (“EPA”) and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state statutes. In the environmental remediation context, PRPs may be subject to an allocation process to assess liability, and therefore the Company may be potentially liable to the government or third parties for an allocated portion or full cost of remediating contamination at our facilities or former facilities or at third-party sites where we have been designated a PRP. In estimating our current liabilities for environmental matters, we have assumed that we will not bear the entire cost of remediation of every site to the exclusion of other PRPs who may also be liable for contributing to the cost of cleanup. We are a party to various cost-sharing arrangements with other PRPs at certain sites. Our estimates of current liabilities factor in these cost-sharing arrangements and an assessment of the likelihood that such parties will fulfill their obligations at such sites. In the unlikely event that we are required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights of contribution from other PRPs. We are identified as a PRP at the following federally designated Superfund sites: Boarhead Farms, Bridgeton, Pennsylvania; Operating Industries, Monterey Park, California; Casmalia Resources Site, Casmalia, California; Pasco Sanitary Landfill, Pasco, Washington; Quanta Resources Corp., Edgewater, New Jersey; and Peterson-Puritan Site, Cumberland, Rhode Island. Generally, these Superfund sites are mature, and almost all of the sites are in the remedial implementation phase and, as a consequence, are subject to less uncertainty than newly discovered sites. These Superfund sites constitute approximately $2 million, or less than 1 percent, of our estimated environmental liabilities.
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
The Financial Accounting Standards Board (“FASB”) issued guidance on asset retirement and environmental obligations that clarifies the term "conditional asset retirement obligation" and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this guidance include those for which an entity has an obligation to perform an asset retirement activity. However, the timing or method of settling the obligation are conditional on a future event that may not be within the control of the entity. This guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $6 million to satisfy these asset retirement obligations. However, we have not recognized a liability for an asset retirement obligation at two of our manufacturing facilities, because the fair value of the retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

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
Our growth strategy includes the acquisition of strategic operations and capital equipment. We have completed a number of acquisition transactions in recent years. We expect that we will continue to seek acquisitions of complementary businesses, products, capital equipment and technologies to add products and services for our core customer base and for related markets, and will also continue to expand each of our businesses geographically. The success of the completed transactions will depend on our ability to integrate assets and personnel and to apply our manufacturing processes and controls to the acquired businesses. Although our acquisition strategy generally emphasizes the retention of key management of the acquired businesses and an ability of the acquired business to continue to operate independently, various changes may be required to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring and forecasting procedures. Business and capital equipment acquisitions entail a number of other risks, including as applicable:

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
We operate in cyclical markets.
A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 68 percent of our total sales in fiscal 2014. Our sales to the power market constituted 18 percent of our total sales in fiscal 2014.
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, Airbus and The Boeing Company. General Electric accounted for approximately 13 percent of our total sales for fiscal 2014. No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls Royce and United Technologies are also considered key customers. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.

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
Sales to the military sector constituted approximately 11 percent of our fiscal 2014 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and which are canceled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.
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
We use a number of raw materials in our products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, various rare earth elements, and titanium-containing feedstock ore (natural rutile and upgraded ilmenite), which are found in only a few parts of the world, are available from a limited number of suppliers and, in some cases, are considered conflict minerals for U.S. regulatory purposes if originating in certain countries. The availability and costs of these metals and elements may be influenced by private or government cartels, changes in world politics or regulatory requirements, labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas imposed by governments in countries with rare earth element supplies, market forces of supply and demand, and inflation. These raw materials are required for the alloys or processes used or manufactured in our investment cast products, forged products and airframe products segments. We have escalation clauses for nickel, titanium and other metals in a number of our long-term contracts with major customers, but we are not usually able to fully offset the effects of changes in raw material costs. We also employ “price-in-effect” metal pricing in our alloy production businesses to lock-in the current cost of metal at the time of production or time of shipment. The ability of key metal suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages (either to us or our customers) or price fluctuations in raw materials could result in decreased sales or margins or otherwise adversely affect our business. The enactment of new or increased import duties on raw materials imported by us could also increase the costs to us of obtaining the raw materials and might adversely affect our business.
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
We are subject to various federal, state and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management and environmental cleanup. Environmental laws and regulations continue to evolve and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. We are required to comply with environmental laws and the terms and conditions of environmental permits required for our operations. Failure to comply with these laws or permits could result in fines and penalties, interruption of manufacturing operations or the need to install pollution control equipment that could be costly. We also may be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. We also own properties, or conduct or have conducted operations at properties, where hazardous materials have been used for many years, including during periods before careful management of these materials was required or generally believed to be necessary. Consequently, we will continue to be subject to environmental laws that impose liability for historical releases of hazardous substances.
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimates of our environmental costs are based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, a majority of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within 45 years. We cannot ensure that our estimated liabilities are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts accrued.
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
We purchase products from and supply products to businesses located outside of the U.S. We also have significant operations located outside the U.S. In fiscal 2014, approximately 19 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

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
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. If the rating agencies were to reduce their current ratings, our interest expense may increase, and the terms of future borrowing arrangements may become more stringent or require additional credit support. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and terminate any commitments to make further extensions of credit, or could otherwise have a material adverse effect on our business.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are described below:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	1	—	42,118	42,118
International	1	1,312	—	1,312
Investment Cast Products
Domestic	50	805,650	2,519,127	3,324,777
International	6	9,090	404,856	413,946
Forged Products
Domestic	91	2,642,170	9,481,138	12,123,308
International	40	1,466,334	2,065,465	3,531,799
Airframe Products
Domestic	79	1,945,424	3,332,738	5,278,162
International	26	577,889	1,092,836	1,670,725
Discontinued Operations
Domestic	4	16,400	121,200	137,600
International	1	—	44,882	44,882
Total Company
Domestic	225	5,409,644	15,496,321	20,905,965
International	74	2,054,625	3,608,039	5,662,664
Total	299	7,464,269	19,104,360	26,568,629

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products; see “Item 7. Management’s Discussion and Analysis.”

ITEM 3.	LEGAL PROCEEDINGS
In April 2009, as a result of EPA inspections, EPA issued a Notice of Violation ("Notice") to TIMET alleging that TIMET had violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act at its Henderson, Nevada plant. Since 2009, TIMET has been working cooperatively to address issues identified in the Notice. In April 2014, TIMET and EPA agreed to settle the Notice. Under the settlement, TIMET will pay $14 million in civil penalties for the alleged violations and perform certain required actions to demonstrate that the operations are in compliance. The amount was previously accrued in purchase accounting.
In May 2013, as a result of TIMET's disclosure of noncompliance to the Nevada Division of Environmental Protection ("NDEP") on December 4, 2012 and February 19, 2013, the NDEP issued a Finding of Alleged Violation and Order ("FOAV") to TIMET. The FOAV alleges that TIMET violated its permit by discharging partially treated wastewater from an unauthorized bypass for approximately four years from September 2008 through October 2012. In January 2014, TIMET agreed to pay the NDEP $135,000 to resolve the FOAV.
For a general description of environmental matters, see “Item 1. Business—Environmental Compliance.”
As of March 30, 2014, there were approximately 94 lawsuits pending against the Company alleging personal injury as the result of exposure to particulates, including asbestos, integrated into our premises or processes or into certain historical products.  It is frequently not possible at the outset of a case to determine which of the plaintiffs actually will pursue a claim against the Company.  Typically, that can only be determined through discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs, unless otherwise expressed in the pleadings, the Company accounts for the lawsuit as one claim against it.  Provided below is a chart showing the number of new claims filed (as described above), the number of claims disposed of (settled or otherwise dismissed) and the approximate dollar amount paid by or on behalf of (including through insurance) the Company in settlement of these claims:

Fiscal	2014	2013
New Claims Filed	42	22
Claims Disposed Of	12	21
Dollars Paid in Settlement (in millions)	$—	$—

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since	Age	Position Held With the Registrant
Mark Donegan	(b) 1992	57	Chairman and Chief Executive Officer
Shawn R. Hagel	(c) 1997	48	Executive Vice President, Chief Financial Officer and Assistant Secretary
Kenneth D. Buck	(d) 2005	54	Executive Vice President and President - Forged Products
Steven G. Hackett	(e) 2004	56	Executive Vice President
Andrew Masterman	(f) 2012	46	Executive Vice President and President - Airframe Products
Ruth A. Beyer	(g) 2013	58	Senior Vice President, General Counsel and Secretary
Kirk G. Pulley	(h) 2004	45	Vice President - Strategic Planning and Corporate Development
_________________________

(a)
The above information is reported as of May 1, 2014. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.

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

(e)
Elected Executive Vice President in 2013 and previously served as Senior Vice President and President of TIMET. Prior to that he served in various roles as Senior Vice President, New Business Integration; Executive Vice President and President of Investment Cast Products; Executive Vice President and President of Fastener Products; and Vice President in charge of PCC Structurals’ Small Structural Business Operations.

(f)
Elected Executive Vice President and President - Airframe Products in November 2013. He became Senior Vice President in August 2013 and President - PCC Fastener Products and a PCC Vice President in April 2012. Prior to joining PCC, he served as President & CEO of ESAB North America.

(g)	Elected Senior Vice President, General Counsel and Secretary in 2013. Prior to joining PCC, she was a Partner at Stoel Rives LLP.

(h)	Elected Vice President - Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 30, 2014, there were 848 shareholders of record of our common stock. The principal market for our common stock is the New York Stock Exchange, where it trades under the symbol PCP. For information concerning the quarterly high and low sales prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8, Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.
Return to Shareholders Performance Graph
The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2009 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends.

MEASUREMENT PERIOD
(by fiscal year)

	2009	2010	2011	2012	2013	2014
S&P 500	100.00	146.09	170.20	183.82	209.49	253.26
S&P 500 Aerospace & Defense	100.00	164.41	182.94	190.32	220.76	311.61
Precision Castparts Corp.	100.00	196.41	237.54	274.72	301.50	393.86

Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock during the quarter ended March 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
12/30/13-2/2/14	588,300	$256.45	2,423,300	$964
2/3/14-3/2/14	175,200	$248.12	2,598,500	$920
3/3/14-3/30/14	—	$—	2,598,500	$920
Total	763,500	$254.53	2,598,500	$920

(1)
On January 24, 2013, we announced that our Board of Directors had authorized a program for the Company to purchase up to $750 million of our Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for use in the Company's stock repurchase program, effective immediately and continuing through June 30, 2015.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary of Selected Financial Data

(Unaudited) (In millions, except employee, shareholder and per share data)
Fiscal	2014	2013	2012	2011	2010
Net sales	$9,616	$8,361	$7,202	$6,209	$5,449
Net income	$1,784	$1,430	$1,226	$1,015	$923
Net income attributable to PCC shareholders:
Continuing operations	$1,760	$1,430	$1,230	$1,009	$924
Net income attributable to PCC shareholders	$1,777	$1,427	$1,224	$1,014	$922
Return on sales from continuing operations	18.3%	17.1%	17.1%	16.3%	17.0%
Return on beginning shareholders’ equity from continuing operations	18.0%	17.1%	17.2%	17.1%	19.0%
Net income per common share attributable to PCC (basic):
Continuing operations	$12.09	$9.81	$8.52	$7.07	$6.57
Net income	$12.20	$9.79	$8.48	$7.10	$6.55
Net income per common share attributable to PCC (diluted):
Continuing operations	$12.01	$9.75	$8.45	$7.01	$6.50
Net income	$12.12	$9.72	$8.41	$7.04	$6.49
Weighted average shares of common stock outstanding
Basic	145.6	145.7	144.4	142.7	140.7
Diluted	146.6	146.7	145.6	143.9	142.1
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Working capital	$3,899	$3,368	$2,715	$2,709	$1,628
Total assets	$18,586	$16,896	$10,559	$8,956	$7,661
Total debt	$3,572	$3,807	$208	$237	$250
Total equity	$11,413	$9,804	$8,365	$7,164	$5,892
Total debt as a percent of total debt and equity	23.8%	28.0%	2.4%	3.2%	4.1%
Book value per share	$78.66	$67.06	$57.57	$49.85	$41.52
Capital expenditures(1)	$355	$323	$194	$121	$170
Number of employees(2)	29,085	28,510	21,480	18,308	18,064
Number of shareholders of record	848	933	1,068	1,206	1,291

____________________________________________

(1)	Includes capital expenditures of discontinued operations

(2)	Includes employees of discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share data)

Business overview
Fiscal 2014 was another strong year for Precision Castparts Corp., both in terms of increasing sales and adding market share and in terms of achieving solid leverage on those sales quarter after quarter. Well-positioned in our key markets, our base businesses grew in line with the aerospace and industrial gas turbine ("IGT") industries and played an increasing role in serving important niches in seamless pipe and oil and gas applications. The ability to supply the bulk of our own nickel alloy needs has been a major asset to our operations for many years and, with the acquisition of Titanium Metals Corporation ("TIMET") in December of 2012, we largely became independent of outside titanium suppliers. TIMET proved to be a major driver of both sales and earnings in fiscal 2014 by utilizing PCC's knowledge and methodologies to improve its cost position and gain market share. All three of our segments continued to capture new business opportunities and to find additional ways to take out cost and improve productivity.
Results in the first quarter of fiscal 2014 indicated that the course we set out for ourselves over the past decade was playing out as we expected. We achieved strong earnings growth on stable aircraft schedules and continued to gain share on new airframe and engine development programs. Investment Cast Products supported aerospace schedules in line with the high levels of commercial original equipment manufacturer ("OEM") production and saw higher IGT sales driven by increased OEM demand. However, the segment experienced some year-over-year sales softness as its Portland, Oregon, locations addressed union organizing activity. The Portland employees voted not to unionize, and delinquencies were shipped out over the next two quarters. Despite these disruptions, the segment managed to deliver record operating margins. Forged Products, like Investment Cast Products, supplied commercial aircraft components at levels consistent with aircraft build rates. On the power side of the business, both interconnect and oil and gas shipments grew year over year. In addition, TIMET began to make solid contributions to the segment’s results. Airframe Products’ critical aerospace fastener sales showed solid improvement over the previous fiscal year, although shipments of these fasteners still had not caught up fully to aircraft production rates. Base aerostructures sales also increased, more closely tracking the commercial OEM build rates.
In the second quarter of fiscal 2014, we again delivered strong sales and earnings, driven by solid commercial aerospace demand, steady recovery in power markets, further top- and bottom-line contributions from TIMET, and steady focus on operational improvements in each of our facilities. In Investment Cast Products, large commercial OEM and spares sales increased, though tempered by a decline in regional business/jet and military spares activity. In addition, OEM and spares sales to the IGT market, basically flat year over year, still maintained very high production levels. Forged Products’ aerospace sales showed significant growth, with a full quarter of TIMET strongly adding to improvements in the base businesses. In the power market, sales also grew year over year, spurred by further demand from interconnect pipe and oil and gas customers. Fastener sales in Airframe Products improved but continued to lag commercial aircraft build rates, particularly on the Boeing 787 program. Aerostructures showed vigorous growth, with a strong contribution from acquisitions boosting solid growth in the base businesses.
While we continued to ship into healthy end markets and to effectively leverage operational throughput, our third quarter results were somewhat tempered by late-quarter customer schedule shifts and fewer shipping days in the quarter. Investment Cast Products’ commercial OEM aerospace production continued to be robust, although military and regional/business jet demand declined. IGT sales of both OEM components and spares decreased year over year as well. In Forged Products, TIMET was the primary driver behind the year-over-year increase, with stable base sales holding steady until the next aircraft build ramp. The segment also showed good progress in power markets, particularly in interconnect pipe, which established a backlog of nearly one year. Airframe Products sales improved significantly, with critical aerospace fastener and aerostructure shipments closely tracking the base commercial build rates. Fastener 787 shipments continued to close the gap with aircraft production schedules.
Fourth quarter results again demonstrated our ability to derive strong leverage from robust end markets. Investment Cast Products' large commercial aerospace sales were spurred by solid production schedules, with reduced military and regional/business jet shipments tempering overall segment sales. The segment’s power business continued to see strong demand, driven by upgrade programs, share gains, and spares sales, despite a decrease in OEM IGT production. Forged Products' large commercial aerospace sales also showed solid improvement, offset by lower military sales; regional/business jet sales were flat. Both IGT and interconnect pipe shipments increased year over year, with a decline in oil and gas sales compared to strong shipping schedules in the same quarter in fiscal 2013. In Airframe Products, fasteners and aerostructures were again closely in sync with base aircraft production, and fastener 787 shipments moved even closer to aircraft build rates.

Going forward, we have established strong, long-term positions in our target markets and have laid out focused strategies to increase those positions. We have won major share on all current-production commercial aircraft programs, with further share gain opportunities at TIMET and our base businesses providing an additional spur to growth based on published build rates from our customers. We have also secured even stronger positions on the new generation of re-engined narrow-body aircraft now under development, with approximately 30-40% more content than the platforms they replace (as previously reported, our estimated dollar content per ship-set may be found on our website at www.precast.com on the Investor Relations page). In addition, we see numerous opportunities to further expand our aerospace positions, both in the near and longer term. On the power side of our business, our content on the major IGT platforms is well-established, with growth coming from new development and retrofit programs as well. The interconnect pipe market has driven a strong recovery, with a backlog holding at approximately one year. In addition, we are winning new oil and gas projects and are pursuing the next set of opportunities. Across the board, factory-by-factory operating performance will continue to be our number one focus.
We continued our strategy of expanding our product lines and markets during fiscal 2014. We acquired seven businesses for a total of approximately $1.0 billion. The largest acquisition, Permaswage SAS ("Permaswage"), is a world-leading designer and manufacturer of aerospace fluid fittings. The acquisition of Permaswage extends our reach into permanent fittings on key current and next-generation commercial aircraft platforms. We also acquired several small businesses during the year which further expand and strengthen our market position, capitalize on our supply chain requirements and deliver additional sales and earnings growth. Subsequent to year-end, we acquired Aerospace Dynamics International ("ADI"), which broadens our large gantry capabilities and provides us with significant additional Airbus A350 share. Going forward, we see solid acquisition opportunities and expect to continue to focus our cash redeployment in this area for the foreseeable future.

	Fiscal Year			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$9,616	$8,361	$7,202	15%	16%
Costs and expenses:
Cost of goods sold	6,317	5,669	4,940	11%	15%
Selling and administrative expenses	627	535	446	17%	20%
Interest expense, net	71	31	5	129%	520%
Total costs and expenses	7,015	6,235	5,391
Income before income tax expense and equity in earnings of unconsolidated affiliates	2,601	2,126	1,811	22%	17%
Income tax expense	(835)	(694)	(594)	20%	17%
Equity in earnings of unconsolidated affiliates	1	1	15	—%	(93)%
Net income from continuing operations	1,767	1,433	1,232	23%	16%
Net income (loss) from discontinued operations	17	(3)	(6)	667%	50%
Net income	1,784	1,430	1,226	25%	17%
Net income attributable to noncontrolling interest	(7)	(3)	(2)	133%	50%
Net income attributable to PCC	$1,777	$1,427	$1,224	25%	17%
Net income per common share attributable to PCC shareholders (basic):
Net income per share from continuing operations	$12.09	$9.81	$8.52	23%	15%
Net income (loss) per share from discontinued operations	0.11	(0.02)	(0.04)	650%	50%
Net income per share (basic)	$12.20	$9.79	$8.48	25%	15%
Net income per common share attributable to PCC shareholders (diluted):
Net income per share from continuing operations	$12.01	$9.75	$8.45	23%	15%
Net income (loss) per share from discontinued operations	0.11	(0.03)	(0.04)	467%	25%
Net income per share (diluted)	$12.12	$9.72	$8.41	25%	16%

	Fiscal Year			% Increase/(Decrease)
Sales by Market	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Aerospace	$6,557	$5,472	$4,468	20%	22%
% of total	68%	65%	62%
Power	1,690	1,639	1,510	3%	9%
% of total	18%	20%	21%
General Industrial & Other	1,369	1,250	1,224	10%	2%
% of total	14%	15%	17%
Total Sales	$9,616	$8,361	$7,202	15%	16%
% of total	100%	100%	100%

Average market price of key metals (per pound)	Fiscal Year			Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$	%	$	%
Nickel	$6.54	$7.71	$9.54	$(1.17)	(15)%	$(1.83)	(19)%
London Metals Exchange (1)
Titanium	$1.98	$2.82	$4.71	$(0.84)	(30)%	$(1.89)	(40)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.63	$13.33	$16.40	$0.30	2%	$(3.07)	(19)%
Metal Bulletin COFM.8 Index (1)

_________________________

(1)	Source: Bloomberg

Fiscal 2014 compared with fiscal 2013
Total sales for fiscal 2014 were $9,616 million, an increase of $1,255 million, or 15 percent, from fiscal 2013 sales of $8,361 million. Fiscal 2014 sales include the contribution from eleven businesses acquired after the beginning of fiscal 2013 and seven businesses acquired in fiscal 2014 that were not fully included in the prior year. These acquisitions contributed more than $1.2 billion of additional sales in fiscal 2014 compared to fiscal 2013. Contractual pass-through pricing and other changes in metal/revert pricing offset organic growth by approximately 3 percent year over year. Nickel prices decreased 15 percent, as reported on the London Metal Exchange (LME) compared to the same period last year. Lower external selling prices of nickel alloy from the Forged Products segment’s three primary nickel conversion mills reduced top-line revenues by approximately $142 million in fiscal 2014 versus fiscal 2013 and the falling price of revert and other alloys negatively impacted sales by approximately $55 million. Contractual material pass-through pricing increased sales by approximately $265 million in fiscal 2014 versus approximately $279 million in fiscal 2013, a decrease of $14 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months.
Including the impact of acquisitions, aerospace sales increased approximately $1,085 million, or 20 percent, over fiscal 2013, primarily within our Forged Products and Airframe Products segments. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial aerospace sales was partially offset by a decline in regional/business jet sales, while military aerospace sales were relatively flat. Aerospace sales increased from 65 percent of total sales in fiscal 2013 to 68 percent of total sales in fiscal 2014. Sales to our power markets increased approximately $51 million, or 3 percent, over the prior year, primarily as a result of higher seamless interconnect pipe sales, improved oil and gas shipments, and solid IGT sales performance. Sales to our power markets decreased from 20 percent of total sales in fiscal 2013 to 18 percent of total sales in fiscal 2014. General industrial and other sales increased approximately $119 million, or 10 percent, over the prior year, primarily due to the contribution from TIMET, which was acquired in the third quarter of fiscal 2013. General industrial and other sales decreased from 15 percent of total sales in fiscal 2013 to 14 percent of total sales in fiscal 2014.
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
Cost of goods sold was $6,317 million, or 66 percent of sales, in fiscal 2014 as compared to $5,669 million, or 68 percent of sales, in fiscal 2013. The improvement in the year-over-year percentage reflects the impact of lower raw material costs due to lower metal/revert pricing, and operational efficiencies, most notably at our TIMET facilities. Contractual material pass-through pricing diluted gross margin by 1.0 percentage point in fiscal 2014 compared to 1.1 percentage points last year.
Selling and administrative expenses were $627 million, or 7 percent of sales, in fiscal 2014 compared to $535 million, or 6 percent of sales, in fiscal 2013. The higher year-over-year percentage was primarily due to higher stock-based compensation expense.
Net income from continuing operations attributable to PCC for fiscal 2014 was $1,760 million, or $12.01 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2013 was $1,430 million, or $9.75 per share (diluted). Fiscal 2014 net income attributable to PCC including discontinued operations was $1,777 million, or $12.12 per share (diluted), compared with net income of $1,427 million, or $9.72 per share (diluted) in fiscal 2013. Fiscal 2014 results include net income of $17 million, or $0.11 per share (diluted), from discontinued operations, compared to a net loss of $3 million, or $0.03 per share (diluted), in the prior year.

Fiscal 2013 compared with fiscal 2012
Total sales for fiscal 2013 were $8,361 million, an increase of $1,159 million, or 16 percent, from fiscal 2012 sales of $7,202 million. The increase in sales was driven by solid aerospace growth of approximately $1,004 million, or 22 percent, over fiscal 2012 levels, within all three of our segments. The inclusion of a full quarter of TIMET was the largest driver of the sales growth. Excluding the impact of fiscal 2013 and 2012 acquisitions, the increase in sales was 6 percent. Base commercial aircraft and Boeing 787 production rates continued to increase, driving steady demand for airframe and engine components, and aerospace aftermarket sales trended upward. Aerospace sales increased from 62 percent of total sales in fiscal 2012 to 65 percent of total sales in fiscal 2013. Sales within our power markets, which includes IGT, oil and gas, and interconnect pipe, increased approximately $129 million, or 9 percent, over fiscal 2012, driven by acquisitions. Other factors contributing to this increase included solid IGT sales performance, driven by continued high spares demand, and growth in oil and gas sales due to accelerating shipments of downhole casings. Sales to the power markets decreased from 21 percent of total sales in fiscal 2012 to 20 percent of total sales in fiscal 2013. General industrial sales increased approximately $26 million, or 2 percent, over fiscal 2012 primarily due to acquisitions. General industrial and other sales decreased from 17 percent of total sales in fiscal 2012 to 15 percent of total sales in fiscal 2013. We acquired twelve businesses during fiscal 2013, which contributed approximately $900 million to sales (also included in market changes discussed above).
Lower external selling prices of nickel alloy from the Forged Products segment’s three primary mills reduced top-line revenues by approximately $42 million in fiscal 2013 versus fiscal 2012. Nickel prices decreased 19 percent, as reported on the London Metal Exchange (LME) compared to fiscal 2012. Contractual material pass-through pricing increased sales by approximately $279 million in fiscal 2013 versus approximately $301 million in fiscal 2012, a decrease of $22 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months.
Cost of goods sold was $5,669 million, or 68 percent of sales, in fiscal 2013 as compared to $4,940 million, or 69 percent of sales, in fiscal 2012. Cost of goods sold as a percent of sales was positively impacted by effective leverage on increased sales volume, increased internal metal sourcing in an effort to reduce costs, and other operational improvements. These improvements were partially offset by the inclusion of lower-margin sales from the acquisitions in the Forged Products and Airframe Products segments. Contractual material pass-through pricing diluted gross margin by 1.1 percentage points in fiscal 2013 compared to 1.4 percentage points in fiscal 2012.
Selling and administrative expenses were $535 million, or 6 percent of sales, in fiscal 2013 compared to $446 million, or 6 percent of sales, in fiscal 2012. The largest increase in selling and administrative expenses over fiscal 2012 is attributable to additional expenses from a full year of the fiscal 2012 acquisitions and the additional fiscal 2013 acquisitions as well as increased acquisition-related expenses.
Net income from continuing operations attributable to PCC for fiscal 2013 was $1,430 million, or $9.75 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2012 was $1,230 million, or $8.45 per share (diluted). Fiscal 2013 net income attributable to PCC including discontinued operations was $1,427 million, or $9.72 per share (diluted), compared with net income of $1,224 million, or $8.41 per share (diluted) in fiscal 2012. Fiscal 2013 results include a net loss of $3 million, or $0.03 per share (diluted), from discontinued operations, compared to a net loss of $6 million, or $0.04 per share (diluted), in fiscal 2012.

Acquisitions
Fiscal 2014
During the second quarter of fiscal 2014, we completed two small acquisitions in the Airframe Products segment.
On October 31, 2013, we acquired Permaswage, a world-leading designer and manufacturer of aerospace fluid fittings, for approximately $600 million in cash, funded by commercial paper borrowings. Permaswage's primary focus is the design and manufacture of permanent fittings used in fluid conveyance systems for airframe applications, as well as related installation tooling. The company operates manufacturing locations in Gardena, California; Paris, France; and Suzhou, China, and employs approximately 680 people. The Permaswage acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.
During the third quarter of fiscal 2014, we also completed two small acquisitions in the Forged Products segment.

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
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of TIMET for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) were validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above.  On January 7, 2013, we completed the acquisition of TIMET. Each remaining share of TIMET common stock not tendered in PCC's previous tender offer for TIMET shares (other than shares as to which holders properly exercise appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, TIMET common stock ceased to be traded on the New York Stock Exchange. TIMET, the largest titanium manufacturer in the U.S., offers a full range of titanium products, including ingot and slab, forging billet and mill forms. TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Savoie, France. The TIMET acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.

Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form operates three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin-wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet is located in Irvine, California. The Rollmet acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, as well as machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus operates five manufacturing facilities, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Fastener Products segment.
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
Over the course of fiscal 2012 and 2013, we completed several additional minor acquisitions that provide us with expanded manufacturing capabilities.
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
Fiscal 2014
During the first quarter of fiscal 2014, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations.
Fiscal 2013
During the second quarter of fiscal 2013, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a gain of approximately $2 million (net of tax) and cash proceeds of $6 million.
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a loss of less than $1 million (net of tax) and proceeds of $25 million in cash and an unsecured, subordinated, convertible promissory note in the principal amount of $18 million. The note was repaid subsequent to the end of fiscal 2014.

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

Subsequent events
On April 25, 2014, we acquired ADI for approximately $625 million. ADI is one of the premier suppliers in the aerospace industry, operating a wide range of high-speed machining centers. ADI has developed particular expertise in large complex components, hard-metal machining, and critical assemblies. ADI is located in Valencia, California, and employs approximately 625 people. The ADI acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.

Financial results by segment
We analyze our operating segments and manage our business across three reportable segments: Investment Cast Products, Forged Products and Airframe Products.

	Fiscal Year			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales:
Investment Cast Products	$2,462	$2,480	$2,327	(1)%	7%
Forged Products	4,272	3,566	3,177	20%	12%
Airframe Products	2,882	2,315	1,698	24%	36%
Consolidated net sales	$9,616	$8,361	$7,202	15%	16%
Segment operating income:
Investment Cast Products	$874	$838	$766	4%	9%
% of sales	35.5%	33.8%	32.9%
Forged Products	1,088	777	685	40%	13%
% of sales	25.5%	21.8%	21.6%
Airframe Products	863	687	488	26%	41%
% of sales	29.9%	29.7%	28.7%
Corporate expense	(153)	(145)	(123)	6%	18%
Total segment operating income	2,672	2,157	1,816	24%	19%
% of sales	27.8%	25.8%	25.2%
Interest expense, net	71	31	5
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$2,601	$2,126	$1,811

	Fiscal Year			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Contractual material pass-through:
Investment Cast Products	$63	$75	$77	(16)%	(3)%
Forged Products	192	194	210	(1)%	(8)%
Airframe Products	10	10	14	—%	(29)%
Total contractual material pass-through	$265	$279	$301	(5)%	(7)%

	Fiscal Year			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Intercompany sales activity:(1)
Investment Cast Products(2)	$276	$303	$296	(9)%	2%
Forged Products(3)	1,771	991	927	79%	7%
Airframe Products(4)	203	149	116	36%	28%
Total intercompany sales activity	$2,250	$1,443	$1,339	56%	8%

_________________________

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $44 million, $52 million and $48 million for fiscal 2014, 2013 and 2012, respectively.

(3)	Forged Products: Includes intersegment sales activity of $124 million, $103 million and $87 million for fiscal 2014, 2013 and 2012, respectively.

(4)	Airframe Products: Includes intersegment sales activity of $7 million, $6 million and $5 million for fiscal 2014, 2013 and 2012, respectively.

Investment Cast Products
The Investment Cast Products segment manufactures investment castings and provides related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses, unmanned aerial vehicles and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by Market:
Aerospace	$1,572	$1,579	$1,496	—%	6%
% of total	64%	64%	64%
Power	714	718	624	(1)%	15%
% of total	29%	29%	27%
General Industrial & Other	176	183	207	(4)%	(12)%
% of total	7%	7%	9%
Total Sales	$2,462	$2,480	$2,327	(1)%	7%
Operating income	$874	$838	$766	4%	9%
% of sales	35.5%	33.8%	32.9%

Fiscal 2014 compared with fiscal 2013
Investment Cast Products' segment sales were $2,462 million for fiscal 2014, a decrease of 1 percent from fiscal 2013 sales of $2,480 million. Large commercial aerospace sales increased approximately 8 percent as the segment continued to see solid schedules in line with the current levels of base commercial aircraft production rates. However, growth was tempered by a double-digit decline in regional/business jet and military shipments. The segment's power business continued to see strong demand, driven by IGT upgrade programs, share gains, and spares sales. General industrial and other sales declined approximately 4 percent as a result of lower sales to the non-aerospace military sector. Fiscal 2014 sales also include $63 million of contractual pricing related to pass-through of raw material costs compared to $75 million in fiscal 2013, a decrease of $12 million.
Operating income for the Investment Cast Products segment was $874 million or 35.5 percent of sales in fiscal 2014, compared to $838 million, or 33.8 percent of sales, in fiscal 2013. The segment's operating income as a percent of sales increased by 1.7 percentage points year-over-year despite a slight decline in sales. The segment's operations improved operating margins by consistently implementing new initiatives to reduce costs and improve productivity on steady, high-volume production. Contractual material pass-through pricing diluted operating margins by 0.9 percentage points in fiscal 2014 compared to 1.1 percentage points last year.
The Investment Cast Products segment has solid content on most major aircraft production platforms. Sales gains are expected to be driven by acceleration of the new development engines for re-engined narrow-body programs. We anticipate stable activity in the regional/business jet end market and a recovery of military aftermarket demand in fiscal 2015. The outlook on our IGT market is stable for both OEM and spares activity. Additional sources of opportunity for growth include upgrades to existing turbines and share gains on new models.
Fiscal 2013 compared with fiscal 2012
The Investment Cast Products segment reported fiscal 2013 sales of $2,480 million, an increase of 7 percent from fiscal 2012 sales of $2,327 million. Aerospace sales increased approximately $83 million, or 6 percent, over fiscal 2012 driven by higher build rates of commercial aircraft, including the Boeing 787. This segment was solidly positioned on all major commercial aircraft programs and was producing at the currently published production rates. In the power market, IGT sales increased by approximately $83 million, or 14%, over fiscal 2012 due to strong demand for spares driven by historically low natural gas prices. The increases in aerospace and IGT sales were partially offset by declines in general industrial and other sales. Sales also include $75 million of higher pricing related to contractual pass-through of increased material costs compared to $77 million in fiscal 2012, a decrease of $2 million.
Operating income for the Investment Cast Products segment was $838 million or 33.8 percent of sales in fiscal 2013, compared to $766 million, or 32.9 percent of sales, in fiscal 2012. Operating income increased compared to fiscal 2012 as the segment delivered strong operating performance and generated strong incremental margins as it continued to capture opportunities for cost reduction and improved productivity across most of its manufacturing facilities. The segment improved operating margin by 0.9 percentage points year-over-year. Contractual material pass-through pricing diluted operating margins by 1.1 percentage points in fiscal 2013 compared to 1.2 percentage points in fiscal 2012.
Forged Products
The Forged Products segment manufactures forged components from titanium and nickel-based alloys principally for the aerospace and power markets and manufactures nickel, titanium and cobalt-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts and to be reused in casting, forging and fastener manufacturing processes. Forged Products’ sales to the aerospace and power markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces interconnect pipe and downhole casings for the oil and gas industries.

	Fiscal Year			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by Market:
Aerospace	$2,488	$1,960	$1,692	27%	16%
% of total	58%	55%	53%
Power	942	897	863	5%	4%
% of total	22%	25%	27%
General Industrial & Other	842	709	622	19%	14%
% of total	20%	20%	20%
Total Sales	$4,272	$3,566	$3,177	20%	12%
Operating income	$1,088	$777	$685	40%	13%
% of sales	25.5%	21.8%	21.6%

Fiscal 2014 compared with fiscal 2013
Forged Products segment sales were $4,272 million in fiscal 2014, an increase of 20 percent from fiscal 2013 sales of $3,566 million. Results for fiscal 2013 include the benefit from the acquisitions of Aerocraft and Dickson for more than nine months, THI for five months, and TIMET for three months, versus a full year in fiscal 2014. The segment experienced aerospace sales growth of approximately $528 million, or 27 percent, year over year, driven primarily by the inclusion of TIMET and higher commercial aerospace demand. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. However, the reduced capacity and subsequent repair of the 29,000-ton press in Wyman-Gordon's Houston facility created a drag on sales in fiscal 2014. Sales to power markets improved approximately $45 million, or 5 percent, compared to the prior year, driven by increased demand for seamless interconnect pipe and higher oil and gas shipments. General industrial and other sales increased approximately $133 million, or 19 percent, during fiscal 2014, driven almost entirely by the addition of TIMET. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. Nickel prices decreased 15 percent, as reported on the LME, compared to the same period last year. The decline in external selling prices of nickel alloy sales from the segment’s three primary nickel conversion mills reduced top-line revenues by approximately $142 million in fiscal 2014 versus fiscal 2013 and the falling price of revert and other alloys negatively impacted sales by approximately $55 million. Fiscal 2014 sales also include $192 million of contractual pricing related to pass-through of raw material costs compared to $194 million in fiscal 2013, a decrease of $2 million (also included in market increases discussed above).
Operating income for the Forged Products segment was $1,088 million, or 25.5 percent of sales, in fiscal 2014, compared to $777 million, or 21.8 percent of sales, in fiscal 2013. Operating income as a percent of sales increased 3.7 percentage points compared to a year ago, driven by higher seamless pipe shipments and operational improvements that are being implemented at TIMET as well as the base businesses. TIMET continued its rapid integration, aggressively improving its cost models and delivering significant value across its operations. The Forged Products segment achieved these results while also successfully rebuilding the 29,000-ton forging press in Houston. The contractual pass-through of raw material costs diluted operating margins by 1.2 percentage points in both fiscal 2014 and 2013.

The Forged Products segment is well-positioned to benefit from further upside from large commercial aerospace programs and the acceleration of the new re-engined narrow-body platforms. TIMET's operational efficiencies have significantly improved its asset utilization, positioning facilities to handle solid volume increases, which are expected to begin in the second quarter of fiscal 2015. Within the power markets, we expect modest IGT growth due to relatively flat OEM production. IGT upgrade programs and additional share on new platforms provide further upside potential. The increased market demand for interconnect pipe has driven a strong recovery and backlog is holding steady at approximately one year. We are also in active discussions with oil and gas customers on sizable near-term projects.
Fiscal 2013 compared with fiscal 2012
The Forged Products segment reported fiscal 2013 sales of $3,566 million, an increase of 12 percent from fiscal 2012 sales of $3,177 million. Fiscal 2013 results include the benefit from the acquisitions of RathGibson for the whole year, Aerocraft and Dickson for approximately nine months, THI for five months and one full quarter for TIMET. The inclusion of TIMET was the largest driver of sales growth. Similar to the Investment Cast Products segment, aerospace OEM orders continued to align with current commercial aircraft production rates as aerospace sales improved by approximately $268 million, or 16 percent, year over year. However, aerospace sales in fiscal 2013 were negatively impacted by an unplanned outage of the 29,000-ton press in Wyman-Gordon's Houston facility in the second quarter. Sales to power markets increased approximately $34 million, or 4 percent, compared to fiscal 2012. Factors contributing to this increase were the fiscal 2013 acquisitions and increased shipments of downhole casings, partially offset by lower IGT and interconnect pipe sales. General industrial sales increased approximately $87 million, or 14 percent, during fiscal 2013, aided by the acquisition of TIMET. Lower external selling prices of nickel alloy sales from the segment’s three primary mills reduced top-line revenues by approximately $42 million in fiscal 2013 versus fiscal 2012, due in part to nickel price decreases of 19 percent, as reported on the LME, compared to fiscal 2012. Fiscal 2013 sales also include $194 million of contractual pricing related to pass-through of increased raw material costs compared to $210 million in fiscal 2012, a decrease of $16 million.
Operating income for the Forged Products segment was $777 million, or 21.8 percent of sales, in fiscal 2013, compared to $685 million, or 21.6 percent of sales, in fiscal 2012. The segment delivered solid operating margins for fiscal 2013, despite the impact from the press outage mentioned above and inclusion of lower margin acquisitions. The segment's operating margins increased by 0.2 percentage points year over year. The contractual pass-through of higher raw material costs diluted operating margins by 1.2 percentage points in fiscal 2013 compared to 1.5 percentage points in fiscal 2012.

Airframe Products
The Airframe Products segment manufactures highly engineered fasteners, fastener systems, fluid fittings, aerostructures and precision components, primarily for critical aerospace applications. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation.

	Fiscal Year			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by Market:
Aerospace	$2,497	$1,933	$1,280	29%	51%
% of total	87%	84%	75%
Power	34	24	23	42%	4%
% of total	1%	1%	2%
General Industrial & Other	351	358	395	(2)%	(9)%
% of total	12%	15%	23%
Total Sales	$2,882	$2,315	$1,698	24%	36%
Operating income	$863	$687	$488	26%	41%
% of sales	29.9%	29.7%	28.7%

Fiscal 2014 compared with fiscal 2013
Airframe Products segment sales were $2,882 million in fiscal 2014, a 24 percent increase from fiscal 2013 sales of $2,315 million. Results for fiscal 2013 include contributions from Centra for nearly ten months, Klune for eight months, Progressive for seven months, and Synchronous for three months, versus a full year in fiscal 2014. In addition, fiscal 2014 includes the results of Permaswage for five months. This segment experienced strong growth in aerospace sales of approximately $564 million, or 29 percent, due to solid contributions from new acquisitions coupled with organic sales expansion. The base aerostructures businesses grew year-over-year aerospace sales by approximately 14 percent, due to market growth and share gains, and are shipping Boeing 787 content at approximately ten shipsets per month. Critical aerospace fasteners shipments improved 6 percent year over year, and continue to close the gap with commercial aircraft production schedules. General industrial and other sales decreased approximately $7 million, or 2 percent when compared to the prior year, primarily due to a decrease in non-aerospace military sales, partially offset by an increase in the mining sector.
Operating income for the Airframe Products segment was $863 million, or 29.9 percent of sales, in fiscal 2014, compared to $687 million, or 29.7 percent of sales, in fiscal 2013. Operating income as a percent of sales increased 0.2 percentage points compared to a year ago despite the inclusion of several lower-margin acquisitions due to continued achievement of strong incremental margins on base sales and organic growth. Airframe Products' operating income improved due to the leverage of increased throughput over an improving cost structure and variable cost improvements in the base businesses.
The Airframe Products segment is well-positioned on commercial OEM platforms, such as the Boeing 787, and we anticipate sales will accelerate as the segment further aligns with current build rates and with future share gains on production and development programs. Operating performance is expected to continue its strong upward trajectory, as base businesses improve key metrics and recent acquisitions deliver rapid performance improvements. The acquisition of ADI, which closed after the end of the fiscal year, has been a key focus of our strategy and we expect the same rapid integration and accelerated performance we have seen from our other recent acquisitions.
Fiscal 2013 compared with fiscal 2012
The Airframe Products segment reported fiscal 2013 sales of $2,315 million, a 36 percent increase from fiscal 2012 sales of $1,698 million. Fiscal 2013 results include contributions from Centra for ten months, Klune for eight months, Progressive for seven months, and Synchronous for nearly four months. The segment also received a strong contribution from Primus, which was acquired midway through the second quarter of fiscal 2012, and PB Fasteners, which was acquired at the beginning of the third quarter of fiscal 2012. This segment experienced robust growth in aerospace sales of approximately $653 million, or 51 percent, due to acquisitions and strong organic growth from the commercial aerospace industry, reflecting the segment's solid market share position on all major platforms. The segment's core fastener production rates are strong, and the aerostructures businesses are showing solid gains. General industrial sales decreased approximately $37 million, or 9 percent, over fiscal 2012 as the segment focused on its core aerospace markets.
Operating income for the Airframe Products segment was $687 million, or 29.7 percent of sales, in fiscal 2013, compared to $488 million, or 28.7 percent of sales, in fiscal 2012. Operating income as a percent of sales increased 1.0 percentage point compared to fiscal 2012 despite the addition of a number of lower-margin-acquisitions. The segment demonstrated strong operating leverage, extracting solid drop-through from its base businesses due to increasing manufacturing efficiencies.
Interest and taxes
Net interest expense during fiscal 2014 was $71 million, compared with $31 million during fiscal 2013. The significant increase was due to debt associated with the acquisition of TIMET. Near the end of the third quarter of fiscal 2013, we issued $3.0 billion of debt to finance the acquisition of TIMET. In fiscal 2014, we incurred additional interest expense associated with that debt as it was outstanding for the full year. Interest income for fiscal 2014 was $5 million compared to $7 million in fiscal 2013. The decrease was a result of lower cash balances invested outside the U.S., which generally earn higher rates of return.
Net interest expense in fiscal 2013 was $31 million, compared with $5 million in fiscal 2012. The increase was due to debt associated with the acquisition of TIMET noted above. In addition, we entered into a bridge financing commitment, and the related costs of approximately $7 million were expensed during the third quarter of fiscal 2013. Interest income for fiscal 2013 was $7 million compared to $8 million in fiscal 2012. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
The effective tax rate for fiscal 2014 was 32.1 percent, 0.5 percentage points lower than the 32.6 percent effective tax rate in fiscal 2013. The lower effective tax rate is primarily due to an increase in earnings taxed at rates lower than the U.S. statutory rate, the impact of the U.K. statutory rate reduction on deferred tax liabilities, and the settlement of a federal environmental penalty by TIMET that resulted in pre-tax income but not taxable income.
The effective tax rate for fiscal 2013 was 32.6 percent, 0.2 percentage points lower than the 32.8 percent effective tax rate in fiscal 2012. The lower effective tax rate is primarily due to an increase in benefits from earnings taxed at rates lower than the U.S. statutory rate, partially offset by reduced benefits from the federal manufacturing deduction.

Liquidity and capital resources
Total assets of $18,586 million at March 30, 2014 represented a $1,690 million increase from the $16,896 million balance at March 31, 2013. The increase in total assets was driven by cash generated from operations during fiscal 2014 totaling $1,882 million, partially offset by debt repayments and the repurchase of common stock.
Total capitalization at March 30, 2014 was $14,958 million, consisting of $3,572 million of total debt and $11,386 million of PCC shareholders' equity. The debt-to-capitalization ratio declined to 23.9% at March 30, 2014 from 28.0% at the end of fiscal 2013, reflecting a decrease of $235 million in debt and the impact of increased equity from earnings and higher cumulative translation adjustments.
Cash as of March 30, 2014 was $361 million, an increase of $81 million from the end of fiscal 2013, and total debt was $3,572 million, down $235 million since the end of fiscal 2013. The net cash inflow primarily reflects cash generated from operations of $1,882 million (after $50 million of cash paid for voluntary pension contributions) and $114 million from the issuance of common stock, partially offset by cash paid to acquire businesses (net of cash acquired) of $1,012 million, $487 million of stock repurchases, and capital expenditures of $355 million.
Capital spending of $355 million in fiscal 2014 principally provided for equipment upgrades, capacity expansion, and cost reduction and productivity projects across all segments. We expect our baseline capital expenditures for fiscal 2015 to be modestly higher than fiscal 2014 based on our current forecasts. These expenditures will be targeted for new buildings and facility expansions to increase capacity, and new equipment purchases and refurbishments, primarily in the Forged Products and Airframe Products segments.
During fiscal 2014, we contributed $78 million to the defined benefit pension plans, of which $50 million was voluntary. In the first quarter of fiscal 2015, we made $6 million of voluntary contributions to our non-U.S. defined benefit pension plans. We expect to contribute approximately $25 million of required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $31 million in fiscal 2015. In addition, we contributed $8 million to other postretirement benefit plans during fiscal 2014. We expect to contribute approximately $7 million to the other postretirement benefit plans during fiscal 2015.
Our international operations hold cash that is denominated in foreign currencies. We manage our worldwide cash requirements by evaluating the available funds from our various subsidiaries and the cost effectiveness of accessing those funds. The repatriation of cash from our foreign subsidiaries could have an adverse effect on our effective tax rate. As discussed in Note 10—Income taxes, U.S. taxes have not been provided on the cumulative earnings of non-U.S. affiliates and associated companies. Our intention is to reinvest these earnings indefinitely.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we will continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent years. As of March 30, 2014, the amount of commercial paper borrowings outstanding was $570 million and the weighted average interest rate was 0.2%. As of March 31, 2013, the amount of commercial paper borrowings outstanding was $601 million and the weighted average interest rate was 0.2%. During fiscal 2014, the average amount of commercial paper borrowings outstanding was $674 million and the weighted average interest rate was 0.2%. During fiscal 2013, the average amount of commercial paper borrowings outstanding was $423 million and the weighted average interest rate was 0.2%. During fiscal 2014 and 2013, the largest daily balance of outstanding commercial paper borrowings was $1,151 million and $941 million, respectively. We do not anticipate any changes in our ability to borrow under our current credit facilities, but changes in the financial condition of the participating financial institutions could negatively impact our ability to borrow funds in the future. Should that circumstance arise, we believe that we would be able to arrange any needed financing, although we are not able to predict what the terms of any such borrowings would be or the source of the borrowed funds.
On December 16, 2013, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 2014 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired in December 2013. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of March 30, 2014.

On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes then outstanding, with the funding provided by commercial paper borrowings. Our outstanding long-term debt is not guaranteed by any PCC subsidiaries.
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
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of March 30, 2014 was $1,430 million due to our outstanding commercial paper borrowings of $570 million.
Our financial covenant requirement and actual ratio as of March 30, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio(1)	65.0%	(maximum)	23.9%

_________________________

(1)	Terms are defined in the Credit Agreements.
As of March 30, 2014, we were in compliance with the financial covenant in the Credit Agreements.
We believe we will be able to meet our short and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, environmental remediation, scheduled repayment of debt and potential acquisitions with the cash generated from operations, borrowing from our Credit Agreements or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.

Off-balance sheet arrangements
There are currently no off-balance sheet arrangements that are, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual obligations and commercial commitments
We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual payment obligations as of March 30, 2014 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$3,580	$2	$506	$1	$1,000	$571	$1,500
Operating leases(1)	259	49	38	32	27	22	91
Cash contributions to qualified pension plans	135	25	24	28	32	26	—
Environmental remediation	14	14	—	—	—	—	—
Interest on fixed-rate debt	840	62	61	58	55	45	559
Interest on variable-rate debt(2)	4	1	1	1	1	—	—
Total	$4,832	$153	$630	$120	$1,115	$664	$2,150

_________________________

(1)	Operating lease obligations attributable to operations held-for-sale were $2 million.

(2)	Interest on variable-rate debt is based on current prevailing interest rates.
Our reserve for uncertain tax positions at March 30, 2014 was $14 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Note 10 to the Consolidated Financial Statements for additional information regarding our reserve for uncertain tax positions.
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
Revenue recognition
We recognize revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed. Shipping and handling costs billed to customers are included in revenue.
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
Acquisition accounting
We account for acquired businesses using the acquisition method of accounting. This requires that we make various assumptions and estimates regarding the fair value of assets, liabilities, and contractual and non-contractual contingencies at the date of acquisition. These assumptions can have a material impact on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future.
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
We recognize indefinite-lived intangible assets when circumstances are identified whereby there is no foreseeable limit on the period of time over which the asset is expected to contribute to the cash flows of the acquired entity. We evaluate many criteria and factors when determining whether an asset life is either indefinite or limited. Among the most significant factors are: the economic effects of competition, obsolescence and demand; the relative cost to the customer for terminating the relationship; the forecasted customer turnover rate and whether there are legal, regulatory, contractual, or other factors that limit the useful life of the asset. If no factors are identified that would limit the asset life then it is considered indefinite.

Goodwill and indefinite-lived intangible assets related to our continuing operations are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets exceeds their fair value. For fiscal 2014, our reporting units consisted of two reporting units within our Investment Cast Products reportable operating segment, three reporting units within our Forged Products reportable operating segment, as well as four reporting units in our Airframe Products reportable operating segment.
Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow and market-based valuation multiple models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on such factors as future cash flows, expected market growth rates, estimates of sales volumes, market valuation multiples, sales prices and related costs, and discount rates, which reflect the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by such factors as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements potentially resulting in impairment of goodwill. The discounted cash flow models used to determine fair value are most sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2014 goodwill impairment analysis ranged from 8% to 15% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 6% to 13% over the initial five-year forecast period. We used a terminal value growth rate of 4% and found that the reporting unit that would be most sensitive to worsening economic conditions has $79 million of goodwill recorded as of March 30, 2014. We performed additional sensitivity analysis and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by more than 30% or the discount rate utilized could increase by more than 3 percentage points, and the goodwill of our reporting units would not be impaired.
The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. The testing methodology utilizes a discounted cash flow model, consistent with goodwill impairment testing. Indefinite-lived intangible asset testing is performed at the same business unit or division level as the initial asset value determination. If the carrying value exceeds the estimated fair value, impairment is recorded. For fiscal 2014 and 2013, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value.
Environmental costs
Total environmental liabilities accrued at March 30, 2014 and March 31, 2013 were $525 million and $294 million, respectively. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at March 30, 2014. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period.
In fiscal 2014, total environmental liabilities accrued increased $231 million, primarily due to additional investigation of the nature and extent of TIMET environmental liabilities that existed as of the acquisition date. The investigation resulted in an increase to the environmental liability of $259 million, which was partially offset by remediation expenditures applied against the environmental liability of $22 million and other adjustments. Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within 45 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.
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
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $6 million to satisfy these asset retirement obligations. However, we have not recognized a liability for an asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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
Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with defined benefit pension and other postretirement plans accounting guidance. Plan assets have been valued at fair value in accordance with this guidance. Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate.  For valuation of our pension liabilities, we derive a market-based discount rate from yields on high quality, liquid fixed income securities at the end of our fiscal year. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be effectively settled. For our U.S. Plans, we used a discount rate assumption of 4.70% for the total benefit obligation of our pension plans at our March 30, 2014 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 4.67% for the total benefit obligation of our pension plans at our March 30, 2014 measurement date.
In developing the long-term rate of return on plan assets assumptions, we evaluate input from third-party investment consultants and actuaries, and review asset allocation and investment strategies, ranges of projected and historical returns, and inflation and economic assumptions. The expected return assumptions are derived from asset allocations within the Company's target asset allocation ranges consistent with our diversified investment approach. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement. For our U.S. Plans, we used a long-term rate of return assumption of 8.00% to calculate the 2014 and 2013 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 7.50% to calculate the 2014 and 2013 net periodic pension cost. For fiscal 2015, we will use a long-term rate of return assumption of 7.75% for our U.S. plans and 7.25% for our non-U.S. plans to calculate the net periodic pension cost. For fiscal 2014, our U.S. net periodic pension expense was $55 million and non-U.S. net periodic pension income was $8 million. We estimate that for fiscal 2015, our U.S. net periodic pension expense will be approximately $50 million and non-U.S. net periodic pension expense will be approximately $2 million. Our U.S. net postretirement benefit cost was $7 million for fiscal 2014, and we estimate that for fiscal 2015, our U.S. net postretirement benefit cost will be $6 million.

The table below quantifies the approximate impact, as of March 30, 2014, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$7
Expected long-term rate of return	$6
Increase in projected benefit obligation:
Discount rate	$94

The approximate impact, as of March 30, 2014, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2018. The Company is in the process of determining the impact of this guidance on our consolidated financial positions, results of operations, and cash flows.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for the Company beginning the first quarter of fiscal 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The guidance is effective for the Company beginning the first quarter of fiscal 2015. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Because derivative instruments are used solely as hedges and not for speculative trading purposes, fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. For further discussion of derivative financial instruments, refer to Item 8. Financial Statements and Supplementary Data, Note 17—Derivatives and hedging activities.
Interest Rate Risk
We have variable rate debt obligations that expose us to interest rate risk.  If market interest rates had averaged 10 percent higher than actual levels in fiscal 2014 or 2013, the effect on our interest expense and net income would not have been material.
Foreign Currency Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1—Summary of significant accounting policies, we had foreign currency hedges in place at March 30, 2014 and March 31, 2013 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of March 30, 2014, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.
Material Cost Risk
We have entered into long-term supply agreements to fix the purchase price of certain strategic raw materials as of March 30, 2014 and March 31, 2013. In addition, we had escalation clauses related to raw material pricing in certain of our sales contracts at March 30, 2014 and March 31, 2013. If market rates had averaged 10 percent higher than actual levels in either fiscal 2014 or 2013, the effect on our cost of sales and net earnings, after considering the effects of these supply agreements and related sales contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	March 30, 2014	March 31, 2013	April 1, 2012
Net sales	$9,616	$8,361	$7,202
Costs and expenses:
Cost of goods sold	6,317	5,669	4,940
Selling and administrative expenses	627	535	446
Interest expense	76	38	13
Interest income	(5)	(7)	(8)
Total costs and expenses	7,015	6,235	5,391
Income before income tax expense and equity in earnings of unconsolidated affiliates	2,601	2,126	1,811
Income tax expense	(835)	(694)	(594)
Equity in earnings of unconsolidated affiliates	1	1	15
Net income from continuing operations	1,767	1,433	1,232
Net income (loss) from discontinued operations	17	(3)	(6)
Net income	1,784	1,430	1,226
Net income attributable to noncontrolling interests	(7)	(3)	(2)
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,777	$1,427	$1,224
Net income (loss) per common share attributable to PCC shareholders— basic:
Net income per share from continuing operations	$12.09	$9.81	$8.52
Net income (loss) per share from discontinued operations	0.11	(0.02)	(0.04)
Net income per share (basic)	$12.20	$9.79	$8.48
Net income (loss) per common share attributable to PCC shareholders— diluted:
Net income per share from continuing operations	$12.01	$9.75	$8.45
Net income (loss) per share from discontinued operations	0.11	(0.03)	(0.04)
Net income per share (diluted)	$12.12	$9.72	$8.41
Weighted average common shares outstanding:
Basic	145.6	145.7	144.4
Diluted	146.6	146.7	145.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions)	March 30, 2014	March 31, 2013	April 1, 2012
Net income	$1,784	$1,430	$1,226
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	148	(99)	(13)
Gain (loss) on available-for-sale securities:
Unrealized (losses) gains on available-for-sales securities (net of income tax benefit (expense) of $13, $(8), and $0 respectively)	(22)	15	—
Less: reclassification adjustment for gains included in net income (net of income tax expense of $1, $0, and $0 respectively)	(2)	—	—
Gain (loss) on derivatives:
Unrealized gains (losses) due to periodic revaluations (net of income tax (expense) benefit of $(2), $1, and $1 respectively)	7	1	(1)
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 in all periods)	(2)	(1)	—
Pension and post retirement obligations (net of income tax (expense) benefit of $(29), $23, and $99 respectively)	6	(27)	(193)
Other comprehensive income (loss), net of tax	135	(111)	(207)
Total comprehensive income attributable to noncontrolling interests	(13)	—	(2)
Total comprehensive income attributable to PCC	$1,906	$1,319	$1,017

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	March 30, 2014	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$361	$280
Receivables, net of allowance of $8 in 2014 and $6 in 2013	1,578	1,507
Inventories	3,438	2,980
Prepaid expenses and other current assets	106	159
Income tax receivable	4	5
Deferred income taxes	11	101
Discontinued operations	9	48
Total current assets	5,507	5,080
Property, plant and equipment:
Land	169	137
Buildings and improvements	527	462
Machinery and equipment	2,991	2,661
Construction in progress	302	257
	3,989	3,517
Accumulated depreciation	(1,680)	(1,440)
Net property, plant and equipment	2,309	2,077
Goodwill	6,624	5,904
Acquired intangible assets, net	3,440	3,021
Investment in unconsolidated affiliates	416	445
Other assets	263	300
Discontinued operations	27	69
	$18,586	$16,896
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$2	$204
Accounts payable	1,047	940
Accrued liabilities	556	552
Discontinued operations	3	16
Total current liabilities	1,608	1,712
Long-term debt	3,569	3,602
Pension and other postretirement benefit obligations	442	548
Other long-term liabilities	605	457
Deferred income taxes	947	762
Discontinued operations	2	11
Commitments and contingencies (See Notes)
Equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2014 and 2013	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 145,084,877 and 146,206,952 shares in 2014 and 2013	145	146
Paid-in capital	1,487	1,777
Retained earnings	10,172	8,413
Accumulated other comprehensive loss	(418)	(553)
Total PCC shareholders’ equity	11,386	9,783
Noncontrolling interest	27	21
Total equity	11,413	9,804
	$18,586	$16,896

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	March 30, 2014	March 31, 2013	April 1, 2012
Operating Activities:
Net income	$1,784	$1,430	$1,226
Net (income) loss from discontinued operations	(17)	3	6
Non-cash items:
Depreciation and amortization	293	214	170
Deferred income taxes	180	133	71
Stock-based compensation expense	60	52	48
Excess tax benefits from share-based payment arrangements	(22)	(35)	(30)
Other non-cash adjustments	(28)	(10)	(16)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	11	(55)	(146)
Inventories	(344)	(218)	(223)
Prepaid expenses and other current assets	15	(7)	(6)
Income tax receivable and payable	7	34	40
Payables and accruals	21	67	30
Pension and other postretirement benefit plans	27	(38)	(51)
Dividends from equity method investments	29	—	—
Other non-current assets and liabilities	(133)	(99)	(55)
Net cash used by operating activities of discontinued operations	(1)	(12)	(26)
Net cash provided by operating activities	1,882	1,459	1,038
Investing Activities:
Acquisitions of businesses, net of cash acquired	(1,012)	(5,065)	(1,424)
Capital expenditures	(355)	(320)	(192)
Dispositions of businesses	64	31	—
Sale of marketable securities	40	—	—
Other investing activities, net	19	11	26
Net cash used by investing activities of discontinued operations	—	(3)	—
Net cash used by investing activities	(1,244)	(5,346)	(1,590)
Financing Activities:
Net change in commercial paper borrowings	(30)	601	—
Proceeds from issuance of long-term debt	—	2,993	—
Repayments of long-term debt	(203)	(131)	(29)
Payments for debt issuance costs	—	(23)	—
Common stock issued	114	129	122
Excess tax benefits from share-based payment arrangements	22	35	30
Repurchase of common stock	(487)	(93)	—
Cash dividends	(18)	(17)	(17)
Other financing activities, net	(1)	(2)	(2)
Net cash (used) provided by financing activities	(603)	3,492	104
Effect of exchange rate changes on cash and cash equivalents	46	(24)	(12)
Net increase (decrease) in cash and cash equivalents	81	(419)	(460)
Cash and cash equivalents at beginning of year	280	699	1,159
Cash and cash equivalents at end of year	$361	$280	$699
Supplemental Disclosures
Cash paid during the year for:
Interest	$80	$20	$12
Income taxes, net of refunds received	$624	$532	$483
Non-cash investing and financing activities:
Debt assumed in connection with business acquisitions	$—	$137	$—
Dividends declared but not paid	$4	$4	$4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

	PCC Shareholders					Non-controlling Interest	Total Equity
	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income
(In millions, except per share data)	Shares	Amount
Balance at April 3, 2011	143.7	$144	$1,456	$5,796	$(235)	$3	$7,164
Common stock issued pursuant to stock plans	1.6	2	120	—	—	—	122
Stock-based compensation expense	—	—	50	—	—	—	50
Tax benefit from stock-based compensation	—	—	28	—	—	—	28
Cash dividends ($0.12 per share)	—	—	—	(17)	—	—	(17)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	—	1,224	—	2	1,226
Other comprehensive loss	—	—	—	—	(207)	—	(207)
Balance at April 1, 2012	145.3	146	1,654	7,003	(442)	4	8,365
Common stock issued pursuant to stock plans	1.4	1	128	—	—	—	129
Repurchase of common stock	(0.5)	(1)	(92)	—	—	—	(93)
Stock-based compensation expense	—	—	53	—	—	—	53
Tax benefit from stock-based compensation	—	—	33	—	—	—	33
Cash dividends ($0.12 per share)	—	—	—	(17)	—	—	(17)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Assumptions of additional noncontrolling interests	—	—	—	—	—	421	421
Purchases from noncontrolling interests	—	—	1	—	—	(405)	(404)
Net income	—	—	—	1,427	—	3	1,430
Other comprehensive loss	—	—	—	—	(111)	—	(111)
Balance at March 31, 2013	146.2	146	1,777	8,413	(553)	21	9,804
Common stock issued pursuant to stock plans	1.0	1	113	—	—	—	114
Repurchase of common stock	(2.1)	(2)	(485)	—	—	—	(487)
Stock-based compensation expense	—	—	60	—	—	—	60
Tax benefit from stock-based compensation	—	—	22	—	—	—	22
Cash dividends ($0.12 per share)	—	—	—	(18)	—	—	(18)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	—	1,777	—	7	1,784
Other comprehensive income	—	—	—	—	135	—	135
Balance at March 30, 2014	145.1	$145	$1,487	$10,172	$(418)	$27	$11,413

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 3 to 12 years for machinery and equipment and 3 to 7 years for computer hardware and software. Depreciation expense was $247 million, $186 million and $155 million in fiscal 2014, 2013 and 2012, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.
Acquisition accounting
We account for acquired businesses using the acquisition method of accounting. This requires that we make various assumptions and estimates regarding the fair value of assets, liabilities, and contractual and non-contractual contingencies at the date of acquisition. These assumptions can have a material impact on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future.
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
Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 1 to 19 years; proprietary technology, 15 years; customer relationships, 5 to 26 years; and backlog, 0 to 5 years.

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
Revenue recognition
We recognize revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed.
Shipping and handling fees and costs
Shipping and handling fees and costs charged to customers are reflected in net revenues and cost of goods sold as appropriate.
Environmental costs
We own, or previously owned, properties that may require environmental remediation or action. We estimate the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties. Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of some site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no estimated amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts, and the possible range of any amounts in excess of those already accrued, are not reasonably estimable at this time. Total environmental liabilities accrued at March 30, 2014 and March 31, 2013 were $525 million and $294 million, respectively. The increase in environmental liabilities during fiscal 2014 was primarily due to additional investigation of the nature and extent of TIMET environmental liabilities that existed as of the acquisition date.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $6 million to satisfy these asset retirement obligations. However, we have not recognized a liability under guidance for asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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
Financial instruments
Our financial instruments include cash and cash equivalents, marketable securities, debt, and derivative instruments, including foreign currency forward contracts and options, commodity swap and interest rate swap contracts, where applicable.

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
At various times, we may use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials or other commodities. We account for derivatives pursuant to derivative instruments and hedging activities accounting guidance. This guidance requires that all derivative financial instruments be recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income (loss)) depending on whether the derivative is being used to hedge designated changes in fair value or cash flows. Refer to Note 17—Derivatives and hedging activities.
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
Retirement and other postretirement benefit plans
We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering approximately 16% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the United States ("U.S.") plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA/Aa or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, Aon Hewitt, Merrill Lynch and other long-term Corporate bond indices were used as the primary basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2014, 2013 and 2012, we made voluntary contributions to pension plans totaling $50 million in each year.
Related party transactions
The Company regularly transacts business with its equity investees. There were no purchases from Yangzhou Chengde Steel Tube Co., Ltd (“Chengde”) in fiscal 2014 or 2013 and $30 million in fiscal 2012. There were no accounts payable to

Chengde at March 30, 2014 and $1 million at March 31, 2013. The business transactions with our other equity investees were not considered significant.
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

2. Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2018. The Company is in the process of determining the impact of this guidance on our consolidated financial positions, results of operations, and cash flows.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for the Company beginning the first quarter of fiscal 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The guidance is effective for the Company beginning the first quarter of fiscal 2015. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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

3. Acquisitions
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
During the third quarter of fiscal 2014, we also completed two small acquisitions in the Forged Products segment.
During the fourth quarter of fiscal 2014, we completed two small acquisitions in the Forged Products and Airframe Products segments.
The purchase price allocations for the acquisitions noted above are subject to further refinement. The impact of the acquisitions above is not material to our consolidated results of operations; consequently, pro forma information has not been included.
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
On December 21, 2012, we completed the initial cash tender offer (the "Offer") for all of the outstanding shares of common stock of Titanium Metals Corporation ("TIMET") for $16.50 per share. Approximately 150,520,615 shares (representing approximately 86% of the outstanding shares) were validly tendered and not withdrawn from the Offer. The transaction resulted in a payment for such shares of approximately $2.5 billion in cash. On December 17, 2012, we issued $3.0 billion of senior, unsecured notes, and the majority of the proceeds were used to purchase the shares noted above. On January 7, 2013, we completed the acquisition of TIMET. Each remaining share of TIMET common stock not tendered in PCC's previous tender offer for TIMET shares (other than shares as to which holders properly exercise appraisal rights) was converted in the merger into the right to receive $16.50 per share without interest. As a result of the merger, TIMET common stock ceased to be traded on the New York Stock Exchange. TIMET, the largest titanium manufacturer in the United States, offers a full range of titanium products, including ingot and slab, forging billet and mill forms. TIMET operates seven primary melting or mill facilities in Henderson, Nevada; Toronto, Ohio; Morgantown, Pennsylvania; Vallejo, California; Witton, England; Waunarlwydd, Wales; and Savoie, France. The TIMET acquisition was a stock purchase for tax purposes and operates as part of the Forged Products segment.
The assets purchased and liabilities assumed for TIMET have been reflected in our consolidated balance sheet as of March 30, 2014 and March 31, 2013, and the results of operation are included in our consolidated statement of income since the closing date of the acquisition. Included in the following table in other long-term liabilities and accrued liabilities are $404 million and $82 million, respectively, of estimated liabilities related to environmental remediation.  Refer to Note 13—Commitments and contingencies for further discussion of environmental matters. In addition, the following table includes noncontrolling interest as we owned approximately 86% of TIMET's outstanding shares at the acquisition date. Consistent with guidance for acquisition accounting, we have completed our analysis of the purchase price allocation, including environmental liabilities, as allowed within the measurement period. The measurement period adjustments did not have a material impact on our financial position and results of operations and therefore, we did not retrospectively adjust the consolidated financial statements. The following table summarizes the estimates of fair values of assets acquired and liabilities assumed (except for estimated liabilities related to environmental remediation, which are recorded as loss contingencies):

12/21/12
Cash and cash equivalents	$22
Receivables, net	138
Inventories	787
Prepaid expenses and other current assets	101
Current deferred income taxes	95
Property, plant and equipment, net	386
Goodwill	1,666
Acquired intangible assets, net	827
Other assets	50
Long-term debt currently due and short-term borrowings	(1)
Accounts payable	(53)
Accrued liabilities	(220)
Long-term debt	(123)
Pension and other postretirement benefit obligations	(128)
Other long-term liabilities	(502)
Long-term deferred income taxes	(139)
Noncontrolling interest	(422)
Total purchase price	$2,484

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

	Fiscal Years Ended
	3/30/14	3/31/13
Net sales	$9,616	$9,026
Net income attributable to PCC	$1,777	$1,461
Net income per share - basic	$12.20	$10.03
Net income per share - diluted	$12.12	$9.96

Fiscal 2012
On July 14, 2011, we acquired the rings operations of Unison Engine Components ("Tru-Form") from GE Aviation, an operating unit of General Electric Company. Tru-Form is a leader in the manufacture of flash-welded and cold-rolled rings for jet engine and gas turbine applications, including spacer rings, combustion casings and liners, low pressure turbine casings and fan cases. The innovative Tru-Form cold-rolling process produces a near-net-shaped part from a flash-welded ring, reducing material and machining costs and enabling the production of more complex part shapes.  Tru-Form operates three locations in Wilkes-Barre and Mountaintop, Pennsylvania, and Tyseley, England. The Tru-Form acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On July 22, 2011, we acquired the assets of the Rollmet business ("Rollmet") from Rockwell Collins. Rollmet has developed a unique cold-roll extrusion process to manufacture precision thin-wall pipe across a range of materials, including nickel alloys, stainless steel, aluminum and carbon steel.  Rollmet's products are utilized in a variety of oil and gas applications, as well as motor cases for missile programs.  Rollmet is located in Irvine, California. The Rollmet acquisition was an asset purchase for tax purposes and operates as part of the Forged Products segment.
On August 9, 2011, we acquired Primus International ("Primus") for approximately $900 million in cash.  Primus is a leading supplier of aerostructures and complex components and assemblies to the global aerospace industry, including swaged rods, as well as machined aluminum and titanium components.  Product applications include wing, fuselage and engine-related assemblies, passenger and exit doors, and actuation and flight control assemblies.  Headquartered in Bellevue, Washington, Primus operates five manufacturing facilities, including three in the Seattle, Washington area, as well as Tulsa, Oklahoma, and Suzhou, China.  The Primus acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment. This transaction resulted in $416 million of goodwill and $505 million of other intangible assets, including customer relationships with indefinite lives valued at $468 million, customer relationships with finite lives valued at $16 million and backlog valued at $21 million. We also recorded a long-term liability related to the fair value of loss contracts valued at $85 million.
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
Over the course of fiscal 2012 and 2013, we completed several additional minor acquisitions that provide us with expanded manufacturing capabilities.
The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

4. Discontinued operations
Fiscal 2014
During the first quarter of fiscal 2014, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations.
Fiscal 2013
During the second quarter of fiscal 2013, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a gain of approximately $2 million (net of tax) and cash proceeds of $6 million.
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a loss of less than $1 million (net of tax) and proceeds of $25 million in cash and an unsecured, subordinated, convertible promissory note in the principal amount of $18 million. The note was repaid subsequent to the end of fiscal 2014.
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
The components of discontinued operations for the periods presented are as follows:

Fiscal	2014	2013	2012
Net sales	$24	$101	$76
Cost of goods sold	23	87	69
Selling and administrative expenses	3	16	9
Net loss from operations before income taxes	(2)	(2)	(2)
Income tax benefit (expense)	6	(1)	(3)
Net gain (loss) from operations	4	(3)	(5)
Gain (loss) on disposal and other expenses, net of tax benefit (expense) of $2, $(3) and $(1)	13	—	(1)
Net income (loss) from discontinued operations	$17	$(3)	$(6)

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:

	March 30, 2014	March 31, 2013
Assets of discontinued operations:
Current assets	$9	$48
Net property, plant and equipment	14	47
Other assets	13	22
	$36	$117
Liabilities of discontinued operations:
Current liabilities	$3	$16
Long-term debt	1	1
Other long-term liabilities	1	10
	$5	$27

5. Concentration of credit risk
Approximately 68 percent, 65 percent and 62 percent of business activity was with companies in the aerospace industry in fiscal 2014, 2013 and 2012, respectively. Approximately 13 percent, 15 percent and 15 percent of total sales were directly to General Electric Company in fiscal 2014, 2013 and 2012, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers, and management considers the credit risk to be low.

6. Inventories
Inventories consisted of the following:

	March 30, 2014	March 31, 2013
Finished goods	$496	$519
Work-in-process	1,332	1,251
Raw materials and supplies	1,039	904
	2,867	2,674
Excess of LIFO cost over current cost	571	306
Total	$3,438	$2,980

Approximately 96 percent of total inventories were valued on a LIFO basis at March 30, 2014 compared to 95 percent at March 31, 2013. During fiscal 2014 and 2013, certain LIFO inventory quantities were reduced. The liquidation of LIFO inventory quantities carried at costs paid in prior years increased cost of goods sold by $10 million in fiscal 2014 and $6 million in fiscal 2013.

7. Goodwill and acquired intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. For fiscal 2014, 2013 and 2012, it was determined that the fair value of the related operations was greater than book value and that there was no impairment of goodwill.
During the fiscal year, we performed additional investigations into the nature and extent of TIMET environmental liabilities. These investigations resulted in an increase to the environmental liability of $259 million, which we viewed as a triggering event for goodwill impairment testing. The impairment test was performed in the third quarter of fiscal 2014 consistent with our annual impairment testing methodology and resulted in the estimated fair value exceeding the carrying value; therefore, we concluded that no impairment had occurred. There were no other changes during the current fiscal year requiring a goodwill or indefinite-lived intangible assets impairment test in accordance with goodwill and other intangible assets accounting guidance.
The changes in the carrying amount of goodwill by reportable segment for fiscal 2014 and 2013 were as follows:

	April 1, 2012	Acquired	Currency translation and other	March 31, 2013	Acquired	Currency translation and other (1)		March 30, 2014
Investment Cast Products	$338	$—	$(1)	$337	$—	$2		$339
Forged Products	1,407	1,894	(34)	3,267	60	350	(2)	3,677
Airframe Products	1,769	552	(21)	2,300	343	(35)		2,608
Total	$3,514	$2,446	$(56)	$5,904	$403	$317		$6,624

(1)	Includes adjustments to the purchase price allocations of RathGibson, Centra, Klune, Progressive, THI, Synchronous, TIMET and several other small acquisitions.

(2)	Primarily due to revisions to estimated environmental liabilities at TIMET as discussed in Note 13—Commitments and contingencies.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	March 30, 2014			March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$13	$(10)	$3	$15	$(11)	$4
Proprietary technology	2	(2)	—	2	(1)	1
Long-term customer relationships	499	(63)	436	426	(38)	388
Backlog	56	(32)	24	56	(22)	34
Revenue sharing agreements	29	(2)	27	29	(2)	27
	$599	$(109)	490	$528	$(74)	454
Indefinite-lived intangible assets:
Tradenames			657			639
Long-term customer relationships			2,293			1,928
Acquired intangibles, net			$3,440			$3,021

Amortization expense for finite-lived acquired intangible assets was $41 million, $26 million and $14 million for fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, we removed $6 million of fully amortized intangible assets from the gross carrying amount and accumulated amortization. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal	Estimated Amortization Expense
2015	$43
2016	40
2017	34
2018	27
2019	27

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

8. Accrued liabilities
Accrued liabilities consisted of the following:

	March 30, 2014	March 31, 2013
Salaries and wages payable	$212	$203
Other accrued liabilities	344	349
Total	$556	$552

9. Financing arrangements
Long-term debt is summarized as follows:

	March 30, 2014	March 31, 2013
5.60% Senior Notes due fiscal 2014 ($200 face value plus unamortized premium of $0 and $1)	$—	$201
0.70% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	500	500
1.25% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $2)	999	998
2.50% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $5 and $6)	995	994
3.90% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	570	601
Other	10	15
	3,571	3,806
Less: Long-term debt currently due	2	204
Total	$3,569	$3,602

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2015	$2
2016	506
2017	1
2018	1,000
2019	571
Thereafter	1,500
Total	$3,580

On December 16, 2013, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 2014 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired December, 2013. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of March 30, 2014.
On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.6% Senior Notes then outstanding, with the funding provided by commercial paper borrowings. Our outstanding long-term debt is not guaranteed by any PCC subsidiaries.
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

Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of March 30, 2014, the amount of commercial paper borrowings outstanding was $570 million and the weighted average interest rate was 0.2%. As of March 31, 2013, the amount of commercial paper borrowings outstanding was $601 million and the weighted average interest rate was 0.2%. During fiscal 2014, the average amount of commercial paper borrowings outstanding was $674 million and the weighted average interest rate was 0.2%. During fiscal 2013, the average amount of commercial paper borrowings outstanding was $423 million and the weighted average interest rate was 0.2%. During fiscal 2014 and 2013, the largest daily balance of outstanding commercial paper borrowings was $1,151 million and $941 million, respectively.
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of March 30, 2014 was $1,430 million due to our outstanding commercial paper borrowings of $570 million.
Our financial covenant requirement and actual ratio as of March 30, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio(1)	65.0%	(maximum)	23.9%

_________________________

(1)	Terms are defined in the Credit Agreements.

As of March 30, 2014, we were in compliance with the financial covenant in the Credit Agreements.

10. Income taxes
Total pre-tax income before equity in earnings of unconsolidated affiliates was:

Fiscal	2014	2013	2012
Domestic	$2,197	$1,812	$1,583
Foreign	404	314	228
Total pretax income	$2,601	$2,126	$1,811

The provision for income taxes consisted of the following:

Fiscal	2014	2013	2012
Current taxes:
Federal	$510	$450	$432
Foreign	97	63	43
State	42	42	49
	649	555	524
Deferred income taxes	186	139	70
Provision for income taxes	$835	$694	$594

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at March 30, 2014, were approximately $1,490 million. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2014	2013	2012
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.8%	1.9%	1.8%
Domestic manufacturing deduction	(2.1)%	(2.1)%	(2.4)%
Earnings taxed at different rates in foreign jurisdictions	(1.8)%	(1.5)%	(1.0)%
Other	(0.8)%	(0.7)%	(0.6)%
Effective rate	32.1%	32.6%	32.8%

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, as well as net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets and liabilities represent amounts available to reduce or increase taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including carrybacks (if applicable), reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.
Significant components of our deferred tax assets and liabilities were as follows:

	March 30, 2014	March 31, 2013
Deferred tax assets arising from:
Environmental reserves and other expense accruals	$274	$194
Acquired loss contracts liabilities	38	50
Stock options	41	33
Post-retirement benefits other than pensions	102	111
Pension accruals	53	72
Net operating and capital loss carryforwards	72	58
Tax credit carryforwards	7	6
Valuation allowances	(55)	(49)
Gross deferred tax assets	532	475
Deferred tax liabilities arising from:
Depreciation/amortization	(193)	(200)
Goodwill	(284)	(239)
Acquired intangible assets	(883)	(690)
Inventory basis differences	(108)	(7)
Gross deferred tax liabilities	(1,468)	(1,136)
Net deferred tax liabilities	$(936)	$(661)

The valuation allowances for deferred tax assets as of March 30, 2014 were $55 million. The net change for total valuation allowances for the year ended March 30, 2014 was an increase of $6 million, resulting from foreign company tax losses. As of March 30, 2014, we had net capital and operating loss carryforward benefits of approximately $2 million that expire in the fiscal years ending March 2019 through March 2035. Valuation allowances of $1 million were recognized to offset the deferred tax asset relating to those carryforward benefits.

Uncertain Tax Positions
The following table summarizes the activity related to our reserve for unrecognized tax benefits:

	March 30, 2014	March 31, 2013	April 1, 2012
Beginning Balance	$24	$13	$12
Gross increases related to prior period tax positions	10	30	4
Gross decreases related to prior period tax positions	(6)	(15)	—
Gross increases related to current period tax positions	2	1	1
Decreases related to settlements with tax authorities	(15)	(5)	(4)
Expiration of the statute of limitations for assessment of taxes	(1)	—	—
Ending Balance	$14	$24	$13

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the years ended March 30, 2014, March 31, 2013 and April 1, 2012, the amount of tax expense recognized related to interest and penalties was not significant. The reserve for uncertain tax positions as of March 30, 2014, March 31, 2013 and April 1, 2012 included an accrual for interest and penalties of $3 million, $4 million, and $3 million, respectively.
We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of March 30, 2014, the U.S. Internal Revenue Service has completed examinations of tax years through April 3, 2011. We are no longer subject to examination in the United Kingdom for fiscal years through 2010. For other state, local, and foreign jurisdictions, with few exceptions, the statutes of limitation are closed for all tax years through March 30, 2008.
Included in the reserve for uncertain tax positions at March 30, 2014 and March 31, 2013 are $12 million and $11 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0 to $1 million. The tax matters associated with these uncertain tax positions primarily relate to state tax positions in various states. These tax matters are under audit, but we cannot reasonably predict the timing or the ultimate outcome of these matters.

11. Earnings per share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

Fiscal	2014	2013	2012
Amounts attributable to PCC shareholders:
Net income from continuing operations	$1,760	$1,430	$1,230
Net income (loss) from discontinued operations	17	(3)	(6)
Net income attributable to PCC shareholders	$1,777	$1,427	$1,224

Fiscal	2014	2013	2012
Weighted average shares outstanding-basic	145.6	145.7	144.4
Effect of dilutive stock-based compensation plans	1.0	1.0	1.2
Weighted average shares outstanding-diluted	146.6	146.7	145.6

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option, phantom stock, deferred stock unit and employee stock purchase plans computed using the treasury stock method.
Options to purchase 0.4 million, 1.4 million and 1.2 million shares of common stock were outstanding during fiscal 2014, 2013 and 2012, respectively, and were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$52	$—	$—	$52
Available for sale securities	$46	$—	$—	$46
Derivative instruments	$—	$9	$—	$9
Liabilities:
Derivative instruments	$—	$4	$—	$4

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$19	$—	$—	$19
Available for sale securities	$111	$—	$—	$111
Derivative instruments	$—	$2	$—	$2
Liabilities:
Derivative instruments	$—	$5	$—	$5

Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2014 or 2013.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $2,900 million compared to a book value of $2,996 million at March 30, 2014. At March 31, 2013, the estimated fair value of our long-term fixed rate debt instruments was $3,210 million compared to a book value of $3,198 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

13. Commitments and contingencies
We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 30, 2014 are as follows:

Fiscal Year
2015	$49
2016	38
2017	32
2018	27
2019	22
Thereafter	91
Total	$259

Operating lease obligations attributable to operations held-for-sale were $2 million. Total rent expense for all operating leases was $48 million, $43 million and $34 million for fiscal 2014, 2013 and 2012, respectively.
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.
In the ordinary course of business, we warrant that our products will conform to contractually established standards and tolerances over various time periods. The warranty accrual as of March 30, 2014 and March 31, 2013, and the change in the accrual for fiscal 2014, 2013 and 2012, is not material to our consolidated financial position, results of operations or cash flows.
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
Environmental Matters
The Company continues to participate in environmental assessments and cleanups at several locations. These include currently owned and/or operating facilities and adjoining properties, previously owned or operated facilities and adjoining properties and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")) sites.
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
The Company's environmental liability balance was $525 million and $294 million at March 30, 2014 and March 31, 2013, of which $61 million and $50 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs to remediate identified environmental conditions for which costs can reasonably be estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at March 30, 2014.

Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
In fiscal 2014, the environmental liability increased $231 million, primarily due to additional investigation of the nature and extent of TIMET environmental liabilities that existed as of the acquisition date. The investigation resulted in an increase to the environmental liability of $259 million, which was partially offset by remediation expenditures applied against the environmental liability of $22 million and other adjustments. The measurement period adjustments did not have a significant impact on our financial position and results of operations and therefore, we did not retrospectively adjust the consolidated financial statements. Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within 45 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.

14. Shareholders’ equity
Authorized shares of common stock, with no par value and $1 stated value, consisted of 450.0 million shares at March 30, 2014 and March 31, 2013. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at March 30, 2014 and March 31, 2013.
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
During the year ended March 30, 2014, the Company repurchased 2,098,500 shares under this program at an average price paid per share of $232.22 for an aggregate purchase price of approximately $487 million. As of March 30, 2014, the Company had repurchased a total of 2,598,500 shares under this program for an aggregate purchase price of $580 million.

15. Stock-based compensation plans
We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements over the vesting period, with the cost measured based on the estimated fair value of the equity or liability instruments issued.
We have three stock incentive plans for certain officers, key salaried employees and directors: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 35,192,000 shares. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and restricted stock.
Stock option awards
The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all stock option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $50 million, $43 million, and $40 million for fiscal 2014, 2013 and 2012, respectively.
Deferred stock unit awards
The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director was granted DSUs in an amount equal to $140,000 in fiscal 2014 and $125,000 in fiscal 2013 and 2012, divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. At the time of the annual grant, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs during the year. The value of the dividends is divided by the closing price of PCC common stock to determine the number of units granted. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $1 million for each fiscal 2014, 2013 and 2012.
Employee stock purchase plan
We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $8 million for each fiscal 2014, 2013 and 2012.

Deferred compensation plan
We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at March 30, 2014 and March 31, 2013 of approximately $73 million and $68 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.
One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock and therefore, Phantom Stock Units are accounted for as equity awards. The stock-based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. At March 30, 2014 and March 31, 2013, there was $10 million of deferred compensation related to Phantom Stock Units included in additional paid-in capital.
The total amount of cash received from the exercise of stock options was $84 million, $100 million, and $97 million in fiscal 2014, 2013 and 2012, respectively. The related tax benefit was $32 million, $40 million, and $38 million in fiscal 2014, 2013 and 2012, respectively.
The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2015 to fiscal 2024. At March 30, 2014, approximately 1,873,000 stock incentive plan shares were available for future grants.
There were approximately 188,000 shares issued under the 2008 ESPP during the year ended March 30, 2014. At March 30, 2014, there were approximately 1,358,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

Fiscal	2014	2013	2012
Cost of goods sold	$17	$16	$16
Selling and administrative expenses	43	36	32
Stock-based compensation expense before income taxes	60	52	48
Income tax benefit	(19)	(16)	(15)
Total stock-based compensation expense after income taxes	$41	$36	$33

No stock-based compensation expense was capitalized in fiscal 2014, 2013 or 2012 as it was not material. As of March 30, 2014, we had $107 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 2.9 years.
The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2014	2013	2012
Stock option plans:
Risk-free interest rate	1.1%	0.5%	0.7%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	26.3%	38.5%	42.7%
Expected life (in years)	3.2	–	4.4	3.0	–	4.4	3.0	–	4.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	0.1%	0.3%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	20.2%	28.5%	29.9%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate, and we use 4-year historical volatility for stock option plans and 1-year historical volatility for the Employee Stock Purchase Plan as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.
The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2014	2013	2012
Stock option plans:
Grant date fair value per share	$56.71	$54.92	$55.81
Total fair value of awards granted	$63	$73	$56
Total intrinsic value of options exercised	$104	$125	$120
Employee Stock Purchase Plan:
Grant date fair value per share	$45.44	$42.83	$36.95
Total fair value	$8	$8	$8

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 3, 2011	5,174,000	$91.88	7.06	$299
Granted	1,010,000	160.99
Exercised	(1,323,000)	73.17
Forfeited or expired	(126,000)	113.21
Outstanding at April 1, 2012	4,735,000	111.29	7.29	292
Granted	1,333,000	174.55
Exercised	(1,256,000)	79.68
Forfeited or expired	(250,000)	145.47
Outstanding at March 31, 2013	4,562,000	136.70	7.50	242
Granted	1,115,000	245.91
Exercised	(774,000)	108.42
Forfeited or expired	(167,000)	179.06
Outstanding at March 30, 2014	4,736,000	165.57	7.30	389
Vested or expected to vest at March 30, 2014 (1)	2,294,000	198.65	8.71	113
Exercisable at March 30, 2014	2,171,000	125.03	5.60	266

(1)	Represents outstanding options reduced by expected forfeitures

16. Accumulated other comprehensive loss
Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized gains (losses) on available-for-sale securities. The components of accumulated other comprehensive loss were as follows (net of tax):

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available-for-sale securities	Total
Balance at March 31, 2013	$(79)	$(489)	$1	$14	$(553)
OCI before reclassifications	148	(29)	7	(22)	104
Amounts reclassified from AOCI	—	35	(2)	(2)	31
Net current period OCI	148	6	5	(24)	135
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)

Reclassifications from accumulated other comprehensive loss for the year ended March 30, 2014 are summarized in the following table:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in Statement Where Net Income Is Presented
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$3	Sales
Foreign exchange contracts	(1)	Cost of sales
	2	Total before tax
	—	Tax expense
	$2	Net of tax

Unrealized gain (loss) on available for sale securities	$3	Selling and administrative
	(1)	Tax expense
	$2	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$(3)	(a)
Net actuarial loss	(52)	(a)
	(55)	Total before tax
	20	Tax benefit
	$(35)	Net of tax

Total reclassifications for the period	$(31)	Net of tax

(a) These AOCI components are included in the computation of net periodic pension cost (see Note 18 for additional details). The net periodic pension cost is included in cost of sales and selling and administrative line items in the Consolidated Statements of Income.

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
As of March 30, 2014, there were $5 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of March 30, 2014, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of March 30, 2014 was approximately $710 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of March 30, 2014, accounts receivable included foreign exchange contracts of $9 million and accounts payable included foreign exchange contracts of $4 million. As of March 31, 2013, accounts receivable included foreign exchange contracts of $2 million and accounts payable included foreign exchange contracts of $5 million.
For the years ended March 30, 2014, March 31, 2013 and April 1, 2012, we recognized $5 million, $3 million and $4 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the years ended March 30, 2014, March 31, 2013 and April 1, 2012, we recognized $39 million of gains, $2 million of losses, and $2 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. Gains and losses on derivatives not designated as hedging instruments are primarily offset by losses or gains arising from the revaluation of foreign currency denominated assets and liabilities. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in fiscal 2014, 2013 or 2012 was not significant.

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

Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2014	2013	2014	2013
Change in plan assets:
Beginning fair value of plan assets	$2,119	$1,719	$—	$—
Actual return on plan assets	96	193	—	—
Business acquisition	—	247	—	—
Company contributions	78	69	8	8
Plan participants’ contributions	2	2	—	—
Benefits paid	(112)	(83)	(8)	(8)
Exchange rate and other	84	(28)	—	—
Ending fair value of plan assets	$2,267	$2,119	$—	$—
Change in projected benefit obligations:
Beginning projected benefit obligations	$2,466	$1,919	$106	$91
Service cost	50	44	1	1
Interest cost	112	96	5	4
Plan participants’ contributions	2	2	—	—
Amendments/curtailments/settlement	(1)	—	—	—
Business acquisition/other	—	359	—	12
Actuarial (gains) losses	(51)	158	(10)	6
Benefits paid	(112)	(83)	(8)	(8)
Exchange rate and other	87	(29)	—	—
Ending projected pension and postretirement benefit obligations	$2,553	$2,466	$94	$106
Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(286)	$(347)	$(94)	$(106)
Amounts recognized in the balance sheets:
Noncurrent asset	$3	$40	$—	$—
Current liabilities	(6)	(6)	(7)	(8)
Noncurrent liabilities	(283)	(381)	(87)	(98)
Net amount recognized	$(286)	$(347)	$(94)	$(106)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$698	$718	$9	$21
Prior service cost	11	14	1	1
Net amount recognized, before tax effect	$709	$732	$10	$22

Of the total amounts included in accumulated other comprehensive loss as of March 30, 2014, we estimate that we will recognize amortization of the following amounts as components of net periodic pension and postretirement benefit cost in fiscal 2015: net actuarial loss of $46 million and prior service cost of $3 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. As of March 30, 2014, the aggregate projected benefit obligation was $913 million, the aggregate accumulated benefit obligation was $848 million, and the aggregate fair value of plan assets was $650 million associated with these defined benefit pension plans.

Components of net periodic pension cost
The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2014	2013	2012
Service cost	$52	$46	$37
Interest cost	112	96	92
Expected return on plan assets	(171)	(137)	(132)
Amortization of prior service cost	3	3	3
Amortization of net actuarial loss	51	45	22
Net periodic pension cost	$47	$53	$22

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2014	2013	2012
Service cost	$1	$1	$1
Interest cost	5	4	5
Amortization of net actuarial loss	1	1	—
Net postretirement benefit cost	$7	$6	$6

Components of amounts recognized in other comprehensive income
The changes in plan assets and benefit obligations recognized in other comprehensive income for our pension plans consisted of the following:

Fiscal	2014	2013	2012
Net actuarial (gain) loss	$(23)	$62	$284
Amortization of net actuarial loss	(7)	(8)	(3)
Prior service cost	—	—	4
Amortization of prior service cost	(3)	(3)	(3)
Exchange rate loss (gain)	10	(7)	(1)
Total recognized in OCI	$(23)	$44	$281

The changes in plan assets and benefit obligations recognized in other comprehensive income for our postretirement benefit plans consisted of the following:

Fiscal	2014	2013	2012
Net actuarial (gain) loss	$(12)	$5	$8
Prior service cost	—	—	2
Total recognized in OCI	$(12)	$5	$10

Weighted-average assumptions
The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2014 and 2013 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2014	2013	2014	2013
Discount rate	4.70%	4.25%	4.70%	4.25%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans			Pension Benefits
Fiscal			2014	2013
Discount rate			4.67%	4.76%
Rate of compensation increase			2.98%	2.98%

As of March 30, 2014, the projected U.S. pension benefit obligation was $1,489 million and the non-U.S. pension benefit obligation was $1,064 million.
The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2014, 2013 and 2012 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2014	2013	2012	2014	2013	2012
Discount rate	4.25%	4.80%	5.75%	4.25%	4.85%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans				Pension Benefits
Fiscal				2014	2013	2012
Discount rate				4.76%	4.98%	5.88%
Expected return on plan assets				7.50%	7.50%	7.50%
Rate of compensation increase				2.98%	2.91%	3.22%

For the year ended March 30, 2014, our U.S. net periodic pension cost was $55 million and our non-U.S. net periodic benefit income was $8 million.
Health care trend rates
The health care cost trend rates used in fiscal 2014 and 2013 were as follows:

	Other Postretirement Benefits
Fiscal	2014	2013
Health care cost trend assumed for next year	6.62%	7.83%
Ultimate trend rate	4.30%	4.50%
Year ultimate rate is reached	2092	2081

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$3	$(3)

During fiscal 2014, we contributed $78 million to the defined benefit pension plans, of which $50 million was voluntary. In the first quarter of fiscal 2015, we made $6 million of voluntary contributions to our non-U.S. defined benefit pension plans. We expect to contribute approximately $25 million of required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $31 million in fiscal 2015. In addition, we contributed $8 million to the other postretirement benefit plans during fiscal 2014. We expect to contribute approximately $7 million to the other postretirement benefit plans during fiscal 2015.
Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2015	$113	$8
2016	109	7
2017	113	7
2018	118	7
2019	124	7
2020-2024	715	32

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
Public Equity Securities (Long/Hedged)
Long equity investments consist of publicly traded equity securities that are well diversified across managers, styles, sectors and countries. Hedged equity investments typically add short positions in equities or equity futures in order to generate absolute returns regardless of equity market direction. Public equity investments made directly through managed (separate) account structures and valued based upon closing prices reported in active trading markets are classified as Level 1. Equity investments made indirectly via pooled funds offering daily to quarterly liquidity and valued at the net asset value ("NAV") of the fund are classified as Level 2. Such investments are typically valued at the most recently published NAV of the fund, which may be derived from underlying investment values one quarter earlier, unless management believes an adjustment to NAV is warranted based on changes in observable inputs or an expectation that an investment will be sold at a value other than NAV.
Private Equity
Private equity investments consist of investments in limited partnerships or commingled vehicles with managers who purchase interests in non-public companies. Sub-categories of private equity may include venture capital, early stage, special situations or restructuring funds. Private equity funds typically have low liquidity, a 10 year or longer investment commitment, and valuation methodologies that require the use of significant unobservable inputs. Private equity investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. For the years ended March 30, 2014 and March 31, 2013, no material adjustments were made to fund NAVs. As of March 30, 2014, unfunded capital commitments to private equity investments were $15 million.

Absolute Return (Market Sectors/Arbitrage)
Absolute return strategies are investments with managers who seek specified levels of absolute returns with minimal correlation to market movements. Absolute return managers typically invest in futures, forwards or options on a variety of asset classes. Market sector strategies seek to capitalize on movements in commodity, currency, interest rate and/or other traditional markets while arbitrage strategies focus on credit, volatility or other alternative asset classes. Investments are typically made in limited partnerships and classified Level 2 when funds offer daily to quarterly liquidity at fund NAVs and reported values are based on significant observable inputs. All other investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. As of March 30, 2014, unfunded capital commitments to absolute return investments were $3 million.
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
Fixed Income (Investment/Non-Investment Grade)
Fixed income investments consist of public and private fixed income securities of U.S. and non-U.S. government and corporate issuers, fixed income mutual funds and interest rate derivatives intended to hedge a portion of the pension plan's sensitivity to interest changes. As of March 30, 2014, the pension plans held approximately $330 million of notional interest rate derivatives. Fixed income investments made directly through managed (separate) account structures and valued based upon closing prices reported in the active trading markets are classified as Level 1. Over-the-counter derivatives and fixed income investments made indirectly via pooled funds offering daily to quarterly liquidity and valued at the NAV of the fund are classified as Level 2. Fixed income investments with low liquidity and valuation methodologies that require the use of significant unobservable inputs are classified as Level 3. As of March 30, 2014, unfunded capital commitments to fixed income investments were $49 million.
The fair value methods employed by PCC as noted above may not be validated at the time of sale and may not reflect future fair value measurements. The use of different assumptions of valuation methodologies may lead to different fair value measurements.
Cash/Other
Cash and other investments include highly liquid money market securities, demand deposits and other cash equivalents.
The table below sets forth our target asset allocation for fiscal 2014 and the actual allocations at March 30, 2014 and March 31, 2013:

	Target Allocation			Actual Allocation	Actual Allocation
	2014			March 30, 2014	March 31, 2013
Equity	25%	–	60%	47%	44%
Fixed Income	5%	–	50%	23%	24%
Absolute Return	5%	–	40%	18%	20%
Royalties	0%	–	15%	8%	7%
Cash/Other	1%	–	10%	4%	5%
Total				100%	100%

The fair value of our pension plan assets at March 30, 2014 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$404	$224	$—	$628
Hedged	65	136	1	202
Private Equity / Venture Capital	—	—	226	226
Total Equity	469	360	227	1,056
Absolute Return:
Market Sectors	—	223	—	223
Arbitrage	—	195	3	198
Total Absolute Return	—	418	3	421
Royalties	—	178	—	178
Fixed Income:
Investment Grade	371	40	—	411
Non-Investment Grade	—	48	66	114
Total Fixed Income	371	88	66	525
Cash/Other	86	1	—	87
Total	$926	$1,045	$296	$2,267

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 30, 2014:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	March 31, 2013				March 30, 2014
Hedged Equity	$1	$1	$(1)	$—	$1
Private Equity / Venture Capital	241	(18)	3	—	226
Arbitrage	6	(1)	(2)	—	3
Fixed Income - Non-Investment Grade	49	5	12	—	66
Total	$297	$(13)	$12	$—	$296

The fair value of our pension plan assets at March 31, 2013 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$317	$215	$—	$532
Hedged	51	112	1	164
Private Equity / Venture Capital	—	—	241	241
Total Equity	368	327	242	937
Absolute Return:
Market Sectors	—	216	—	216
Arbitrage	—	197	6	203
Total Absolute Return	—	413	6	419
Royalties	—	152	—	152
Fixed Income:
Investment Grade	391	29	—	420
Non-Investment Grade	—	41	49	90
Total Fixed Income	391	70	49	510
Cash/Other	100	1	—	101
Total	$859	$963	$297	$2,119

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 31, 2013:

	Balance at	Realized / Unrealized Gain / (Loss)	Net Purchases / (Redemptions)	Transfers Into / (Out of) Level 3	Balance at
Investment	April 1, 2012				March 31, 2013
Hedged Equity	$1	$—	$—	$—	$1
Private Equity / Venture Capital	166	66	9	—	241
Arbitrage	12	(4)	(2)	—	6
Fixed Income - Non-Investment Grade	32	3	14	—	49
Total	$211	$65	$21	$—	$297

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

		Pension Protection Act Zone Status (a)			Contributions of PCC
Pension Fund	EIN/Pension Plan Number	FY2014	FY2013	FIP/RP Status (b)	FY2014	FY2013	FY2012	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Plan	51-6031295/ 002 (c)	Green	Green	Not Applicable	$1	$1	$1	No	6/30/2017 8/15/2016 2/29/2016
Steelworkers Pension Trust	23-6648508/ 499	Green	Green	Not Applicable	4	3	3	No	8/7/2015 9/17/2017
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001 (c)(d)	Yellow	Yellow	Implemented	1	1	1	Yes	7/15/2015 7/15/2017
		Total Contributions:			$6	$5	$5

(a) Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in fiscal 2014 and fiscal 2013 is for the plan's year-end at December 31, 2013 and 2012, respectively. The zone status is based on the latest information that we received from the plan and is certified by the plan's actuary.

(b) The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.

(c) The plan's zone status was calculated after taking into account IRS approval for an "amortization extension", adjusting future benefit accruals, and electing other funding relief measures made available under the Pension Relief Act of 2010.

(d) Beginning on January 1, 2010, the minimum contribution rate required to be paid by the employers is equal to the base contribution rate in effect, for the collective bargaining agreement in effect on September 30, 2008, multiplied by the following factors over the following calendar years: 2012 - 205%; 2013 - 240%; after 01/01/2014 - 275%.
Defined contribution plans
The expense related to employer contributions to our defined contribution plans was $35 million, $23 million and $19 million in fiscal 2014, 2013 and 2012, respectively.

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
Airframe Products
The Airframe Products segment primarily produces highly engineered fasteners, fastener systems, fluid fittings, aerostructures, and precision components for critical applications in the aerospace, automotive and industrial machinery markets. The majority of our Airframe Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments. The balance of the segment’s sales is derived from automotive and general industrial markets, including farm machinery, construction equipment, machine tools, medical equipment, appliances and recreation.

Our chief operating decision maker evaluates performance and allocates resources based on revenues, operating income and net assets employed. The accounting policies of the reportable segments are the same as those described in Note 1—Summary of significant accounting policies. Segment results are as follows:

Fiscal	2014	2013	2012
Net sales:
Investment Cast Products	$2,462	$2,480	$2,327
Forged Products	4,272	3,566	3,177
Airframe Products	2,882	2,315	1,698
Consolidated net sales	$9,616	$8,361	$7,202
Intercompany sales activity (1):
Investment Cast Products (2)	$276	$303	$296
Forged Products (3)	1,771	991	927
Airframe Products (4)	203	149	116
Total intercompany sales activity	$2,250	$1,443	$1,339
Segment operating income (loss):
Investment Cast Products	$874	$838	$766
Forged Products	1,088	777	685
Airframe Products	863	687	488
Corporate expense	(153)	(145)	(123)
Total segment operating income	2,672	2,157	1,816
Interest expense, net	71	31	5
Consolidated income before income taxes and equity in earnings of unconsolidated affiliates	$2,601	$2,126	$1,811
Depreciation and amortization expense:
Investment Cast Products	$39	$36	$35
Forged Products	172	116	88
Airframe Products	71	56	41
Corporate	11	6	6
Consolidated depreciation and amortization expense	$293	$214	$170
Capital expenditures:
Investment Cast Products	$49	$46	$48
Forged Products	235	163	75
Airframe Products	69	57	39
Corporate	2	54	30
Consolidated capital expenditures	$355	$320	$192
Total assets:
Investment Cast Products	$1,516	$1,438
Forged Products (5)	10,477	9,567
Airframe Products	6,140	5,143
Corporate (6)	417	632
Discontinued operations	36	116
Consolidated total assets	$18,586	$16,896

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $44 million, $52 million and $48 million for fiscal 2014, 2013 and 2012, respectively.

(3)	Forged Products: Includes intersegment sales activity of $124 million, $103 million and $87 million for fiscal 2014, 2013 and 2012, respectively.

(4)	Airframe Products: Includes intersegment sales activity of $7 million, $6 million and $5 million for fiscal 2014, 2013 and 2012, respectively.

(5)	Forged Products assets include $414 million and $444 million in fiscal 2014 and 2013, respectively, related to investments in unconsolidated affiliates.

(6)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment and other assets.

Net direct sales to General Electric were 13 percent, 15 percent and 15 percent of total sales in fiscal 2014, 2013 and 2012, respectively, as follows:

Fiscal	2014	2013	2012
Investment Cast Products	$736	$697	$559
Forged Products	412	540	464
Airframe Products	66	39	41
	$1,214	$1,276	$1,064

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

Fiscal	2014	2013	2012
United States	$7,742	$6,833	$5,953
United Kingdom	1,087	873	796
Other countries	787	655	453
Net sales	$9,616	$8,361	$7,202
United States	$2,100	$1,865
United Kingdom	261	240
Other countries	160	192
Assets of discontinued operations	14	49
Total tangible long-lived assets (1)	$2,535	$2,346

(1)	Long-lived assets exclude $416 million and $445 million in fiscal 2014 and 2013, respectively, related to investments in unconsolidated affiliates.

20. Subsequent events
On April 25, 2014, we acquired Aerospace Dynamics International ("ADI") for approximately $625 million. ADI is one of the premier suppliers in the aerospace industry, operating a wide range of high-speed machining centers. ADI has developed particular expertise in large complex components, hard-metal machining, and critical assemblies. ADI is located in Valencia, California, and employs approximately 625 people. The ADI acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the “Company”) as of March 30, 2014 and March 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended March 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 29, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 29, 2014

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data)
2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,367	$2,362	$2,357	$2,530
Gross profit	$797	$805	$809	$888
Net income	$438	$425	$435	$486
Net income (loss) attributable to PCC shareholders:
Continuing operations	$424	$425	$432	$479
Discontinued operations	12	(1)	1	5
	$436	$424	$433	$484
Net income (loss) per share-basic:
Continuing operations	$2.90	$2.92	$2.97	$3.30
Discontinued operations	0.08	(0.01)	0.01	0.03
	$2.98	$2.91	$2.98	$3.33
Net income (loss) per share-diluted:
Continuing operations	$2.88	$2.90	$2.95	$3.27
Discontinued operations	0.08	(0.01)	0.01	0.04
	$2.96	$2.89	$2.96	$3.31
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$226.94	$270.00	$271.99	$274.96
Low	$180.06	$210.79	$225.00	$243.18
End	$226.01	$228.09	$268.72	$247.58

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,966	$1,927	$2,034	$2,434
Gross profit	$635	$619	$653	$785
Net income	$342	$333	$338	$417
Net income (loss) attributable to PCC shareholders:
Continuing operations	$344	$332	$339	$415
Discontinued operations	(2)	—	(1)	—
	$342	$332	$338	$415
Net income (loss) per share-basic:
Continuing operations	$2.37	$2.29	$2.32	$2.83
Discontinued operations	(0.02)	—	—	—
	$2.35	$2.29	$2.32	$2.83
Net income (loss) per share-diluted:
Continuing operations	$2.35	$2.27	$2.31	$2.82
Discontinued operations	(0.02)	—	(0.01)	—
	$2.33	$2.27	$2.30	$2.82
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$179.00	$168.94	$189.45	$196.00
Low	$156.84	$150.53	$160.78	$180.60
End	$164.49	$163.34	$185.80	$189.62

 ____________________

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2014.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— Integrated Framework (1992). Based on our assessment using that criteria, our management concluded that, as of March 30, 2014, the Company’s internal control over financial reporting was effective.
During fiscal 2014, PCC acquired seven businesses. Management has excluded these businesses from its assessment of internal control over financial reporting as of March 30, 2014 as it was determined that Management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition date and the date of management's assessment date. Total assets and revenues of these acquisitions represent approximately 6.9% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 30, 2014.

Our internal control over financial reporting as of March 30, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the "Company") as of March 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at seven businesses, which were acquired during the year ended March 30, 2014, and whose financial statements constitute, in aggregate, 6.9% of total assets and 1.8% of revenues of the consolidated financial statement amounts as of and for the year ended March 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at such businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 30, 2014 of the Company and our report dated May 29, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 29, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings and Board Leadership Structure” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2014 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.
Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2014 Annual Meeting of Shareholders of the Registrant.
The Company has adopted a code of ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Conduct on the PCC Corporate Center at www.precast.com/PCC/Governance.html. A copy may also be received free of charge by calling Investor Relations at (503) 946-4700 or sending an email to info@precastcorp.com.

ITEM 11.	EXECUTIVE COMPENSATION
Information with respect to Executive Compensation is incorporated herein by reference to “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2014 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2014 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to “Proposal 1: Election of Directors, Corporate Governance” and continuing through “Director Independence” and to “Transactions with Related Persons” in the Proxy Statement to be filed for the 2014 Annual Meeting of Shareholders of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be filed for the 2014 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of Precision Castparts Corp. are included in “Item 8. Financial Statements and Supplementary Data.”
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Precision Castparts Corp.

3.2	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed February 18, 2011.)

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

4.3
Twenty-Sixth Supplemental Indenture dated December 20, 2012 between Precision Castparts Corp. and U.S. Bank National Association (including forms of Notes) (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed December 20, 2012.)

10.1
Credit Agreement, dated December 16, 2013, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank (USA), PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed December 18, 2013).

10.2
Credit Agreement, dated December 16, 2013, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank, Ltd., PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 18, 2013).

10.3	Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit (10)B to the Form 10-Q filed August 8, 1997.)*

10.4	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.)*

10.5	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.)*

10.6	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2013.)*

10.7	2008 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 5, 2010)*

10.8	Non-Employee Directors Deferred Stock Units Program*

10.9	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2009.)*

10.10	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed May 27, 2010)*

10.11	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2012.)*

10.12	Incentive Compensation Program for Human Capital Planning Performance (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed May 28, 2009.)*

10.13	Executive Deferred Compensation Plan, 2005 Restatement, as amended through Amendment No. 5*

10.14	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement, as amended through Amendment No. 5*

10.15	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.)*

10.16	Supplemental Executive Retirement Program—Level One Plan—Ongoing, as amended through Amendment No. 3*

10.17	Supplemental Executive Retirement Program—Level Two Plan—Ongoing, as amended through Amendment No. 3*

10.18	Form of Amended and Restated Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed June 2, 2011.)*

10.19	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.)*

10.20	Amended and Restated Time Sharing Agreement, dated May 27, 2014, between Precision Castparts Corp. and Mark Donegan*

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Precision Castparts Corp.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________

*	Management contract or compensatory plan or arrangement.
(b) See a(3) above.
(c) See a(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/S/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer
Dated: May 29, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN	Chairman and Chief Executive Officer	May 29, 2014
Mark Donegan

/S/ SHAWN R. HAGEL	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2014
Shawn R. Hagel

/S/ DON R. GRABER	Director	May 29, 2014
Don R. Graber

/S/ LESTER L. LYLES	Director	May 29, 2014
Lester L. Lyles

/S/ DANIEL J. MURPHY	Director	May 29, 2014
Daniel J. Murphy

/S/ VERNON E. OECHSLE	Director	May 29, 2014
Vernon E. Oechsle

/S/ ULRICH SCHMIDT	Director	May 29, 2014
Ulrich Schmidt

/S/ RICHARD L. WAMBOLD	Director	May 29, 2014
Richard L. Wambold

/S/ TIMOTHY A. WICKS	Director	May 29, 2014
Timothy A. Wicks