Form 10-Q
period 2014-06-29
PRECISION CASTPARTS CORP
filed 2014-08-07
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2014
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
Number of shares of Common Stock, no par value, outstanding as of July 31, 2014: 143,473,660

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	6/29/14	6/30/13
Net sales	$2,528	$2,367
Costs and expenses:
Cost of goods sold	1,634	1,570
Selling and administrative expenses	158	153
Interest expense	17	20
Interest income	(1)	(1)
Total costs and expenses	1,808	1,742
Income before income tax expense and equity in earnings of unconsolidated affiliates	720	625
Income tax expense	(237)	(200)
Equity in earnings of unconsolidated affiliates	—	1
Net income from continuing operations	483	426
Net (loss) income from discontinued operations	(1)	12
Net income	482	438
Net loss (income) attributable to noncontrolling interests	1	(2)
Net income attributable to Precision Castparts Corp. (“PCC”)	$483	$436
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$3.34	$2.90
Net (loss) income from discontinued operations	(0.01)	0.08
Net income per share	$3.33	$2.98
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$3.32	$2.88
Net (loss) income from discontinued operations	(0.01)	0.08
Net income per share	$3.31	$2.96
Weighted average common shares outstanding:
Basic	144.9	146.2
Diluted	145.9	147.1
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended
	6/29/14	6/30/13
Net income	$482	$438
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	40	6
Unrealized loss on available-for-sale securities (net of income tax benefit of $2 and $6, respectively)	(10)	(9)
Gain (loss) on derivatives:
Unrealized gain (loss) due to periodic revaluations (net of income tax expense of $0 in both periods)	3	(1)
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 in both periods)	(2)	—
Other comprehensive income (loss), net of tax	31	(4)
Total comprehensive loss (income) attributable to noncontrolling interests	2	(2)
Total comprehensive income attributable to PCC	$515	$432
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	6/29/14	3/30/14
Assets
Current assets:
Cash and cash equivalents	$373	$361
Receivables, net	1,656	1,578
Inventories	3,599	3,438
Prepaid expenses and other current assets	87	106
Income tax receivable	—	4
Deferred income taxes	6	11
Discontinued operations	9	9
Total current assets	5,730	5,507
Property, plant and equipment, at cost	4,141	3,989
Accumulated depreciation	(1,746)	(1,680)
Net property, plant and equipment	2,395	2,309
Goodwill	6,828	6,624
Acquired intangible assets, net	3,810	3,440
Investment in unconsolidated affiliates	416	416
Other assets	271	263
Discontinued operations	25	27
	$19,475	$18,586
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$3	$2
Accounts payable	978	1,047
Accrued liabilities	557	556
Income tax payable	164	—
Discontinued operations	3	3
Total current liabilities	1,705	1,608
Long-term debt	3,910	3,569
Pension and other postretirement benefit obligations	444	442
Other long-term liabilities	684	605
Deferred income taxes	916	947
Discontinued operations	2	2
Commitments and contingencies (See Notes)
Equity:
Preferred stock	—	—
Common stock	145	145
Paid-in capital	1,380	1,487
Retained earnings	10,651	10,172
Accumulated other comprehensive loss	(387)	(418)
Total PCC shareholders' equity	11,789	11,386
Noncontrolling interest	25	27
Total equity	11,814	11,413
	$19,475	$18,586
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	6/29/14	6/30/13
Operating activities:
Net income	$482	$438
Net loss (income) from discontinued operations	1	(12)
Non-cash items:
Depreciation and amortization	79	70
Deferred income taxes	29	9
Stock-based compensation expense	15	16
Excess tax benefits from share-based payment arrangements	(7)	(4)
Other non-cash adjustments	(5)	4
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(47)	47
Inventories	(90)	(123)
Prepaid expenses and other current assets	9	9
Income tax receivable and payable	175	152
Payables and accruals	(133)	(68)
Pension and other postretirement benefit plans	(1)	(49)
Dividends from equity method investments	—	28
Other non-current assets and liabilities	(30)	(1)
Net cash used by operating activities of discontinued operations	(1)	(2)
Net cash provided by operating activities	476	514
Investing activities:
Acquisitions of businesses, net of cash acquired	(625)	(2)
Capital expenditures	(76)	(82)
Dispositions of businesses	15	64
Other investing activities, net	5	(15)
Net cash used by investing activities	(681)	(35)
Financing activities:
Net change in commercial paper borrowings	342	(421)
Common stock issued	29	16
Excess tax benefits from share-based payment arrangements	7	4
Repurchase of common stock	(159)	(63)
Cash dividends	(4)	(4)
Other financing activities, net	(1)	—
Net cash provided (used) by financing activities	214	(468)
Effect of exchange rate changes on cash and cash equivalents	3	2
Net increase in cash and cash equivalents	12	13
Cash and cash equivalents at beginning of period	361	280
Cash and cash equivalents at end of period	$373	$293

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
Fiscal 2015
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
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a loss of less than $1 million (net of tax) and proceeds of $25 million in cash and an unsecured, subordinated, convertible promissory note in the principal amount of $18 million. It was due on August 7, 2017 and paid interest quarterly based on the 5-year Treasury Note Constant Maturity Rate. The note, which allowed for early payment, was repaid in the first quarter of fiscal 2015.

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	6/29/14	6/30/13
Net sales	$4	$10
Cost of goods sold	3	10
Selling and administrative expenses	1	1
Loss from operations before income taxes	—	(1)
Income tax expense	—	—
Loss from operations	—	(1)
(Loss) gain on disposal and other expenses, net of $0 tax expense in both periods	(1)	13
Net (loss) income from discontinued operations	$(1)	$12

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	6/29/14	3/30/14
Assets of discontinued operations:
Current assets	$9	$9
Net property, plant and equipment	12	14
Other assets	13	13
	$34	$36
Liabilities of discontinued operations:
Current liabilities	$3	$3
Long-term debt	1	1
Other long-term liabilities	1	1
	$5	$5

(4) Inventories
Inventories consisted of the following:

	6/29/14	3/30/14
Finished goods	$517	$496
Work-in-process	1,421	1,332
Raw materials and supplies	1,043	1,039
	2,981	2,867
Excess of LIFO cost over current cost	618	571
Total inventory	$3,599	$3,438

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

The changes in the carrying amount of goodwill by reportable segment for the three months ended June 29, 2014 were as follows:

	Balance at		Adjustments, Currency Translation and Other [1]	Balance at
	3/30/14	Acquired		6/29/14
Investment Cast Products	$339	$—	$—	$339
Forged Products	3,677	—	13	3,690
Airframe Products	2,608	184	7	2,799
Total	$6,624	$184	$20	$6,828

1 Includes adjustments to the purchase price allocations of Permaswage and several other small acquisitions.
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	June 29, 2014			March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$13	$(10)	$3	$13	$(10)	$3
Proprietary technology	2	(2)	—	2	(2)	—
Long-term customer relationships	500	(72)	428	499	(63)	436
Backlog	56	(34)	22	56	(32)	24
Revenue sharing agreements	29	(2)	27	29	(2)	27
	$600	$(120)	480	$599	$(109)	490
Unamortizable intangible assets:
Tradenames			705			657
Long-term customer relationships			2,625			2,293
Acquired intangibles, net			$3,810			$3,440
Amortization expense for finite-lived intangible assets for the three months ended June 29, 2014 and June 30, 2013 was $11 million and $9 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $44 million for fiscal 2015. Amortization expense related to finite-lived intangible assets for fiscal 2014 was $41 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2016	$40
2017	35
2018	28
2019	28
2020	28
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Financing Arrangements
Long-term debt is summarized as follows:

	06/29/14	03/30/14
0.70% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	500	500
1.25% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $1)	999	999
2.50% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $5 and $5)	995	995
3.90% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	912	570
Other	10	10
	3,913	3,571
Less: Long-term debt currently due	3	2
Total	$3,910	$3,569

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2015	$2
2016	507
2017	1
2018	1,000
2019	912
Thereafter	1,500
Total	$3,922

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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreement may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of June 29, 2014.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of June 29, 2014, the amount of commercial paper borrowings outstanding was $912 million and the weighted average interest rate was 0.1%. For the three months ended June 29, 2014, the average amount of commercial paper borrowings outstanding was $1,059 million and the weighted average interest rate was 0.2%. For the three months ended June 30, 2013, the average amount of commercial paper borrowings outstanding was $454 million and the weighted average interest rate was 0.2%. During the first three months of fiscal 2015, the largest daily balance of outstanding commercial paper borrowings was $1,295 million. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand.

The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of June 29, 2014 was $1,088 million due to our outstanding commercial paper borrowings of $912 million.
Our financial covenant requirement and actual ratio as of June 29, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	24.9%

[1]	Terms are defined in the Credit Agreements.
As of June 29, 2014, we were in compliance with the financial covenant in the Credit Agreements.

(7) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	6/29/14	6/30/13
Amounts attributable to PCC shareholders:
Net income from continuing operations	$484	$424
Net (loss) income from discontinued operations	(1)	12
Net income attributable to PCC shareholders	$483	$436

	Three Months Ended
	6/29/14	6/30/13
Weighted average shares outstanding-basic	144.9	146.2
Effect of dilutive stock-based compensation plans	1.0	0.9
Weighted average shares outstanding-dilutive	145.9	147.1

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three months ended June 29, 2014 and June 30, 2013, stock options to purchase 1.0 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.
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
During the three months ended June 29, 2014, the Company repurchased 637,000 shares under this program at an average price paid per share of $249.24 for an aggregate purchase price of $159 million. As of June 29, 2014, the Company had repurchased 3,235,500 shares under this program for an aggregate purchase price of $739 million.

(8) Stock-based Compensation
During the three months ended June 29, 2014 and June 30, 2013, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 30, 2014.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	6/29/14	6/30/13
Cost of goods sold	$4	$4
Selling and administrative expenses	11	12
Stock-based compensation expense before income taxes	15	16
Income tax benefit	(4)	(5)
Total stock-based compensation expense after income taxes	$11	$11

(9) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized gains (losses) on available-for-sale securities. Changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the three months ended June 29, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized (loss) gain on available-for-sale securities	Total
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)
OCI before reclassifications	40	—	3	(10)	33
Amounts reclassified from AOCI[1]	—	—	(2)	—	(2)
Net current period OCI	40	—	1	(10)	31
Balance at June 29, 2014	$109	$(483)	$7	$(20)	$(387)

[1]	Reclassifications out of AOCI for the three months ended June 29, 2014 were not significant.

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
Fair value hedges
We have sales and purchase commitments denominated in foreign currencies. Foreign currency derivative instruments are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates. We also have exposure to fluctuations in interest rates. Interest rate derivative instruments may be used to hedge against the risk of changes in the fair value of fixed rate borrowings attributable to changes in interest rates. Changes in the fair value of the derivative instrument are offset in the income statement by changes in the fair value of the item being hedged.

Net investment hedges
We may use foreign currency derivative instruments to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of shareholders' equity.
Cash flow hedges
We have exposure to fluctuations in foreign currency exchange rates. Foreign currency forward contracts and options are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. We also have exposure to fluctuations in commodity prices. Commodity derivative instruments may be used to hedge against the variability in cash flows from forecasted commodity purchases. For cash flow hedge transactions, the effective portion of changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.
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
As of June 29, 2014, there were $6 million of deferred net gains (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of June 29, 2014, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of June 29, 2014 was approximately $690 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of June 29, 2014, accounts receivable included foreign exchange contracts of $9 million and accounts payable included foreign exchange contracts of $3 million. As of March 30, 2014, accounts receivable included foreign exchange contracts of $9 million and accounts payable included foreign exchange contracts of $4 million.
For the three months ended June 29, 2014 and June 30, 2013, we recognized $3 million of gains and less than $1 million of losses, respectively, in the Condensed Consolidated Statements of Income for derivatives designated as hedging instruments. For the three months ended June 29, 2014 and June 30, 2013, we recognized $2 million and $7 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 29, 2014:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$34	$—	$—	$34
Derivative instruments	$—	$9	$—	$9
Liabilities:
Derivative instruments	$—	$3	$—	$3
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$52	$—	$—	$52
Available for sale securities	$46	$—	$—	$46
Derivative instruments	$—	$9	$—	$9
Liabilities:
Derivative instruments	$—	$4	$—	$4
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first three months of fiscal 2015 or fiscal 2014.
Available for sale securities consist of investments in shares of publicly traded companies which were acquired through the purchase of TIMET. All available for sale securities are carried at fair value using quoted prices in active markets. Any unrealized gains or losses on these securities are recognized through other comprehensive income.
Derivative instruments consist of fair value hedges, net investment hedges, and cash flow hedges. At various times, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates, interest rates and prices of strategic raw materials. Foreign exchange, interest rate and commodity derivative instruments' fair values are determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.
We estimate that the fair value of our long-term fixed rate debt instruments was $2,944 million compared to a book value of $2,997 million at June 29, 2014. At March 30, 2014, the estimated fair value of our long-term fixed rate debt instruments was $2,900 million compared to a book value of $2,996 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended
	6/29/14	6/30/13
Service cost	$12	$13
Interest cost	29	26
Expected return on plan assets	(41)	(41)
Amortization of net actuarial loss	11	13
Amortization of prior service cost	1	1
Net periodic pension cost	$12	$12
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended
	6/29/14	6/30/13
Service cost	$—	$—
Interest cost	2	2
Amortization of net actuarial loss	—	—
Amortization of prior service cost	—	—
Net periodic benefit cost	$2	$2
During the three months ended June 29, 2014, we contributed $18 million to the defined benefit pension plans, of which $6 million was voluntary. During the three months ended June 30, 2013, we contributed $63 million to the defined benefit pension plans, of which $50 million was voluntary. We expect to contribute approximately $12 million of additional required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $30 million in fiscal 2015. Including contributions in the first three months of fiscal 2015, we expect to contribute a total of approximately $7 million to the other postretirement benefit plans during fiscal 2015.

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
The Company's environmental liability balance was $514 million and $525 million at June 29, 2014 and March 30, 2014, of which $51 million and $61 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs or range of costs to remediate identified environmental conditions for which costs can be reasonably estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at June 29, 2014. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended over the next 45 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.

(14) New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2018. The Company is in the process of determining the impact of this guidance on our consolidated financial position, results of operations, and cash flows.
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
In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The guidance was effective for the Company beginning the first quarter of fiscal 2015. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.
In March 2013, the FASB issued guidance to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or a group of assets within a foreign entity. The guidance was effective for the Company beginning the first quarter of fiscal 2015 and was applied prospectively. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

(15) Segment Information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Airframe Products.

	Three Months Ended
	6/29/14	6/30/13
Net sales:
Investment Cast Products	$625	$616
Forged Products	1,096	1,065
Airframe Products	807	686
Consolidated net sales	$2,528	$2,367
Segment operating income (loss):
Investment Cast Products	$224	$213
Forged Products	308	267
Airframe Products	242	205
Corporate expenses	(38)	(41)
Total segment operating income	736	644
Interest expense	17	20
Interest income	(1)	(1)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$720	$625

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended June 29, 2014 and June 30, 2013

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	6/29/14	6/30/13	$	%
Net sales	$2,528	$2,367	$161	7%
Costs and expenses:
Cost of goods sold	1,634	1,570	64	4
Selling and administrative expenses	158	153	5	3
Interest expense, net	16	19	(3)	(16)
Total costs and expenses	1,808	1,742	66	4
Income before income tax expense and equity in earnings of unconsolidated affiliates	720	625	95	15
Income tax expense	(237)	(200)	(37)	(19)
Effective tax rate	32.9%	32.0%
Equity in earnings of unconsolidated affiliates	—	1	(1)	(100)
Net income from continuing operations	483	426	57	13
Net (loss) income from discontinued operations	(1)	12	(13)	(108)
Net income	482	438	44	10
Less: Net loss (income) attributable to noncontrolling interests	1	(2)	3	150
Net income attributable to Precision Castparts Corp. (“PCC”)	$483	$436	$47	11%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$3.32	$2.88	$0.44	15%
Net (loss) income per share from discontinued operations	(0.01)	0.08	(0.09)	(113)
Net income per share	$3.31	$2.96	$0.35	12%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	6/29/14	6/30/13	$	%
Nickel	$8.38	$6.82	$1.56	23%
London Metal Exchange[1]
Titanium	$2.73	$1.93	$0.80	41%
Ti 6-4 bulk, Metalprices.com
Cobalt	$14.21	$13.42	$0.79	6%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	6/29/14	6/30/13	$	%
Investment Cast Products[2]	$68	$73	$(5)	(7)%
Forged Products[3]	495	409	86	21%
Airframe Products[4]	66	43	23	53%
Total intercompany sales	$629	$525	$104	20%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $10 million and $12 million for the first three months of fiscal 2015 and 2014, respectively.
[3]	Forged Products: Includes sales between segments of $28 million and $29 million for the first three months of fiscal 2015 and 2014, respectively.
[4]	Airframe Products: Includes sales between segments of $1 million for both the first three months of fiscal 2015 and 2014.

Sales for the first three months of fiscal 2015 were $2,528 million, an increase of $161 million, or 7%, from $2,367 million in the same period last year. The current period includes the contribution from seven businesses acquired in fiscal 2014 and one business acquired in the first three months of fiscal 2015 that were not included in the prior year. Metal pricing and pass-through negatively impacted organic growth by approximately 2% year over year. The decline in external selling prices of nickel alloy from the Forged Products segment's three primary nickel conversion mills and the falling price of other alloys negatively impacted external sales by approximately $50 million in the current period versus a year ago. Although nickel prices increased 23%, as reported on the London Metal Exchange (LME), compared to the same period last year, external selling prices of nickel alloy decreased due to nickel buy forwards and order lead times. Contractual material pass-through pricing increased sales by $63 million in the first three months of fiscal 2015, compared to $67 million in the first three months of fiscal 2014. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Including the impact of acquisitions, aerospace sales increased 9% from the prior year, primarily within our Airframe Products segment. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial and regional/business jet aerospace sales was partially offset by a decline in military demand. Sales to our power markets increased 8% over the prior year, primarily as a result of higher seamless interconnect pipe sales. IGT sales, including both spares and OEM activity, maintained solid levels. General industrial and other sales decreased 6%, primarily in the military non-aerospace sector.
Based on data from The Airline Monitor as of June 2014, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2014 as compared to 2013. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately three to six months ahead of aircraft deliveries for mature programs. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2015, and therefore we anticipate that our aerospace sales will continue to increase in fiscal 2015 compared to fiscal 2014.
Net income from continuing operations attributable to PCC for the first three months of fiscal 2015 was $484 million, or $3.32 per share (diluted) compared to net income from continuing operations attributable to PCC for the first three months of fiscal 2014 of $424 million, or $2.88 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first three months of fiscal 2015 was $483 million, or $3.31 per share (diluted), compared with net income attributable to PCC of $436 million, or $2.96 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first three months of fiscal 2015 was $17 million, compared with $20 million for the first three months of last year. On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes then outstanding, and therefore incurred interest expense associated with that debt in the prior year. Interest income was $1 million for both the first three months of fiscal 2015 and fiscal 2014.
The effective tax rate for the first three months of fiscal 2015 was 32.9%, compared to 32.0% for the same period last year. The higher effective rate in the current period is primarily due to reduced benefits from nonrecurring adjustments to prior year tax assets and liabilities, and the federal research and development tax credit and controlled foreign corporation look-through, which expired effective December 31, 2013 and March 30, 2014, respectively. The preceding factors were partially offset by increased benefits from lower state taxes and earnings taxed at rates lower than the U.S. statutory rate.
Acquisitions
Fiscal 2015
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
Discontinued Operations
Net loss from discontinued operations was $1 million, or $0.01 per share (diluted), for the first three months of fiscal 2015 compared with net income of $12 million, or $0.08 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss from discontinued operations in the current period was primarily due to costs associated with shutting down the affected facilities.

Results of Operations by Segment - Comparison Between Three Months Ended June 29, 2014 and June 30, 2013

(in millions)	Three Months Ended		Increase/(Decrease)
	6/29/14	6/30/13	$	%
Net sales:
Investment Cast Products	$625	$616	$9	1%
Forged Products	1,096	1,065	31	3
Airframe Products	807	686	121	18
Consolidated net sales	$2,528	$2,367	$161	7%
Segment operating income (loss):
Investment Cast Products	$224	$213	$11	5%
% of sales	35.8%	34.6%
Forged Products	308	267	41	15
% of sales	28.1%	25.1%
Airframe Products	242	205	37	18
% of sales	30.0%	29.9%
Corporate expenses	(38)	(41)	3	7
Total segment operating income	736	644	$92	14%
% of sales	29.1%	27.2%
Interest expense, net	16	19
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$720	$625
Investment Cast Products
Investment Cast Products' sales were $625 million for the first three months of fiscal 2015, compared to sales of $616 million in the first three months of fiscal 2014, an increase of $9 million. Year over year, continued strength in the large commercial aerospace market yielded an approximate 5% sales increase as the segment continued to see solid aerospace schedules in line with the current levels of base commercial aircraft production rates. However, growth was offset by continued weak demand in military and regional/business jet markets. IGT sales, which grew approximately 5% year over year, benefited from solid demand for spares sales and upgrade programs, offsetting lower overall OEM turbine output. General industrial and other sales were basically flat as a result of higher sales to the automotive and medical sectors, offset by lower sales to the non-aerospace military sector.
Operating income was $224 million for the first three months of fiscal 2015, an increase of $11 million from $213 million in the first three months of fiscal 2014. Operating income as a percent of sales for the first three months of fiscal 2015 increased to 35.8% from 34.6% of sales in the same period last year. The segment's operating income as a percent of sales increased by 1.2 percentage points over the prior year. Investment Cast Products continued to deliver solid performance by improving material usage and lowering variable costs. Contractual pricing related to pass-through of increased material costs was approximately $13 million in the first three months of fiscal 2015, compared to approximately $18 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in the first three months of fiscal 2015 compared to 1.0 percentage point in the first three months of fiscal 2014.
The Investment Cast Products segment has solid content on most major aircraft production platforms. Sales gains are expected to be driven by acceleration of the new development engines for re-engined narrow-body programs, for which we provide substantial value per aircraft. The Boeing 787 step up from 10 to 12 aircraft per month should provide further upside. Based on the strong incoming IGT orders during the first quarter, we expect IGT growth to resume for the balance of this fiscal year and into fiscal 2016. Additional sources of opportunity for growth include upgrades to existing turbines and share gains on new high-efficiency platforms.
Forged Products
Forged Products' sales were $1,096 million for the first three months of fiscal 2015, compared to sales of $1,065 million in the first three months of fiscal 2014, an increase of $31 million. Results for the first three months of fiscal 2015 include contributions from three small acquisitions in fiscal 2014. The segment experienced an approximate 2% improvement in aerospace sales year over year, with higher regional/business jet sales and flat large commercial and military sales. Similar to the Investment Cast Products segment, aerospace OEM business continues to be aligned with current commercial aircraft production rates. In power markets, IGT sales grew by approximately 10%, despite lower OEM turbine production. In addition, interconnect pipe sales showed an approximate 50% increase year over year. Oil and gas shipments decreased by approximately 9% in the first three months of fiscal 2015, compared to a very strong shipping profile a year ago. General industrial and other sales decreased approximately 5% compared to the prior year, primarily due to lower sales to the mining and non-aerospace military sectors. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. The decline in external selling prices of nickel alloy from the segment's three primary nickel conversion mills and the falling price of other alloys negatively impacted external sales by approximately $50 million in the first three months of fiscal 2015 versus a year ago. Although nickel prices increased 23%, as reported on the London Metal Exchange (LME), compared to the same period last year, external selling prices of nickel alloy decreased due to nickel buy forwards and order lead times. Contractual material pass-through pricing contributed approximately $48 million of sales in the first three months of fiscal 2015 compared to approximately $47 million of sales in the same period last year (also included in market changes discussed above).
Operating income was $308 million for the first three months of fiscal 2015, an increase of $41 million from $267 million in the first three months of fiscal 2014. Operating income as a percent of sales for the first three months of fiscal 2015 increased to 28.1% from 25.1% of sales in the same period last year. Operating income as a percent of sales increased 3.0 percentage points compared to a year ago, due in part to operational improvements that are being implemented at TIMET. Now into the second year of integration, TIMET further improved its performance on operational metrics and delivered greater value by accelerating vertical integration, increasing revert utilization, and driving higher throughput from market share gains over its assets. The segment also benefited from several small adjustments, including reductions in a contingent purchase price obligation and an employment-related liability, and receipt of an insurance recovery. In addition, the segment’s base businesses demonstrated their ability to leverage increased volume effectively across their operations. Contractual pass-through of higher raw material costs diluted operating margins by 1.3 percentage points in the first three months of fiscal 2015 compared to 1.1 percentage points in the same period a year ago.
The Forged Products segment is well-positioned to benefit from further upside from large commercial aerospace programs and the acceleration of the new re-engined narrow-body platforms. Share gains at TIMET are expected to drive volume growth starting in the second half of fiscal 2015. Within the power markets, we anticipate interconnect pipe sales growth accelerating in the second half of fiscal 2015. In the oil and gas market, we are winning sizeable new orders that leverage our unique capabilities, and we anticipate that shipments will ramp up over the next twelve months and beyond. Second quarter results will be negatively impacted by the normal scheduled forging press outages for maintenance and capability enhancements, and European holidays.
Airframe Products
Airframe Products' sales were $807 million for the first three months of fiscal 2015, compared to sales of $686 million in the first three months of fiscal 2014, an increase of $121 million. Results for the first three months of fiscal 2015 include contributions from Permaswage and three small acquisitions in fiscal 2014 and the results of ADI for two months. Aerospace sales, which grew approximately 22% year over year, still reflected a disconnect of one to one-and-a-half aircraft between Boeing 787 build rates and fastener shipments. During the quarter, the segment saw a significant boost in customer ordering patterns, with heightened demand for key components and more aggressive shipment schedules. General industrial and other sales decreased approximately 11% when compared to the prior year, primarily due to decreases in the automotive, construction and industrial process sectors.
Operating income was $242 million for the first three months of fiscal 2015, an increase of $37 million from $205 million in the first three months of fiscal 2014. Operating income as a percent of sales for the first three months of fiscal 2015 increased to 30.0% from 29.9% of sales in the same period last year. The Airframe Products segment made further progress in improving its performance through continued solid leverage of increased volumes and improvements in variable cost in its base businesses, while rapidly integrating its newer acquisitions to deliver operating margins closer to the segment average.

Order rates accelerated in the first quarter in the Airframe Products segment as a result of increased demand on commercial OEM platforms, such as the Boeing 787. These higher volumes, along with further share gains, are driving the segment’s operations to take steps now to be ready for the increased production that we anticipate later this fiscal year. Our aerostructures businesses secured strong market share during the quarter and are planning production schedules to effectively meet the higher volume levels in the year ahead. Operating performance is expected to continue to benefit as base businesses improve key metrics and recent acquisitions deliver performance improvements. The acquisition of ADI, which closed in the first quarter, has been a key focus of our strategy and we expect the same rapid integration and accelerated performance we have seen from our other recent acquisitions.

Changes in Financial Condition and Liquidity
Total assets of $19,475 million at June 29, 2014 represented an $889 million increase from the $18,586 million balance at March 30, 2014. The increase in total assets principally reflects cash generated from operations during the first three months of fiscal 2015 totaling $476 million and tangible and intangible assets acquired with the purchase of ADI, which was funded by commercial paper borrowings, partially offset by the repurchase of common stock.
Total capitalization at June 29, 2014 was $15,703 million, consisting of $3,914 million of total debt and $11,789 million of PCC shareholders' equity. The debt-to-capitalization ratio increased to 24.9% at June 29, 2014 from 23.9% at the end of fiscal 2014, reflecting additional commercial paper borrowings to fund the acquisition of ADI, partially offset by the impact of increased equity from net income.
Cash as of June 29, 2014 was $373 million, an increase of $12 million from the end of fiscal 2014. Total debt was $3,914 million, an increase of $342 million from the end of fiscal 2014. The net change in cash and debt primarily reflects cash paid to acquire businesses (net of cash acquired) of $625 million, stock repurchases of $159 million and capital expenditures of $76 million, partially offset by cash generated by operations for the first three months of fiscal 2015 of $476 million and cash received from the dispositions of businesses of $15 million.
We expect our baseline capital expenditures for fiscal 2015 to be modestly higher than fiscal 2014 based on our current forecasts. These expenditures will be targeted for new buildings and facility expansions to increase capacity, and new equipment purchases and refurbishments, primarily in the Forged Products and Airframe Products segments.
In the first three months of fiscal 2015, we contributed $18 million to our defined benefit pension plans, of which $6 million was voluntary. We expect to contribute approximately $12 million of additional required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $30 million in fiscal 2015. Including contributions in the first three months of fiscal 2015, we expect to contribute a total of approximately $7 million to other postretirement benefit plans during fiscal 2015.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of June 29, 2014, the amount of commercial paper borrowings outstanding was $912 million and the weighted average interest rate was 0.1%. For the three months ended June 29, 2014, the average amount of commercial paper borrowings outstanding was $1,059 million and the weighted average interest rate was 0.2%. For the three months ended June 30, 2013, the average amount of commercial paper borrowings outstanding was $454 million and the weighted average interest rate was 0.2%. During the first three months of fiscal 2015, the largest daily balance of outstanding commercial paper borrowings was $1,295 million.
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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of June 29, 2014.

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
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of June 29, 2014 was $1,088 million due to our outstanding commercial paper borrowings of $912 million.
Our financial covenant requirement and actual ratio as of June 29, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	24.9%

[1]	Terms are defined in the Credit Agreements.
As of June 29, 2014, we were in compliance with the financial covenant in the Credit Agreements.
We believe we will be able to meet our short and longer-term liquidity needs for working capital, pension and other postretirement benefit obligations, capital spending, cash dividends, scheduled repayment of debt and potential acquisitions with the cash generated from operations, the issuance of commercial paper, borrowing from our Credit Agreements or new bank credit facilities, the issuance of public or privately placed debt securities, or the issuance of equity instruments.
Environmental Costs
Total environmental liabilities accrued at June 29, 2014 and March 30, 2014 were $514 million and $525 million, respectively. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at June 29, 2014. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period.
Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended over the next 45 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.

Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 29, 2014.
Forward-Looking Statements
Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, including the Boeing 787, and our ability to accelerate production levels to timely match order increases on new or existing programs; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; cybersecurity threats; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; the timing of new acquisitions; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk exposure since March 30, 2014.

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
In April 2009, as a result of EPA inspections, EPA issued a Notice of Violation ("Notice") to TIMET alleging that TIMET had violated certain provisions of the Resource Conservation and Recovery Act and the Toxic Substances Control Act at its Henderson, Nevada plant. Since 2009, TIMET has been working cooperatively to address issues identified in the Notice. In April 2014, TIMET and EPA agreed to settle the Notice, and in July 2014, TIMET paid $14 million in civil penalties for the alleged violations. The amount was previously accrued in purchase accounting. Under the settlement, TIMET will perform certain required actions to demonstrate that the operations are in compliance.

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
We also sell products and services to customers in the oil and gas, automotive, chemical and petrochemical, medical, industrial process, and other general industrial markets. Each of these markets is cyclical in nature. Customer demand for our products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions, the availability of financing and industry-specific factors. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on our business.
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
Our business depends, in part, on the success of new commercial and military aircraft programs and our ability to accelerate production levels to timely match order increases on new or existing programs.
The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Boeing 737Max, Boeing 777X, Airbus A350, Airbus A320neo, Airbus A330neo and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation and military aircraft programs. These new programs as well as certain existing aircraft programs are scheduled to have production increases over the next several years. Our failure to accelerate production levels to timely match these order increases could have a material adverse effect on our business. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays to any new aircraft programs or to the scheduled production increases for existing aircraft programs, could also have a material adverse effect on our business.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of our common stock during the quarter ended June 29, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
3/31/14-5/4/14	—	$—	2,598,500	$920
5/5/14-6/1/14	637,000	$249.24	3,235,500	$761
6/2/14-6/29/14	—	$—	3,235,500	$761
Total	637,000	$249.24	3,235,500	$761

(1) On January 24, 2013, we publicly announced that our Board of Directors had authorized a program for the Company to purchase up to $750 million of our Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for use in the Company's stock repurchase program, effective immediately and continuing through June 30, 2015.

Item 6.	Exhibits
(a) Exhibits

10.13	Executive Deferred Compensation Plan, 2005 Restatement, as amended through Amendment No. 5(Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed May 29, 2014.)

10.14	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement, as amended through Amendment No. 5 (Incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed May 29, 2014.)

10.16	Supplemental Executive Retirement Program—Level One Plan—Ongoing, as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed May 29, 2014.)

10.17	Supplemental Executive Retirement Program—Level Two Plan—Ongoing, as amended through Amendment No. 3 (Incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed May 29, 2014.)

10.20
Amended and Restated Time Sharing Agreement, dated May 27, 2014, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed May 29, 2014.)

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

PRECISION CASTPARTS CORP.

DATE:	August 7, 2014	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)