Form 10-Q
period 2014-09-28
PRECISION CASTPARTS CORP
filed 2014-11-06
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2014
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
Number of shares of Common Stock, no par value, outstanding as of October 30, 2014: 142,532,707

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Net sales	$2,522	$2,341	$5,042	$4,679
Costs and expenses:
Cost of goods sold	1,659	1,541	3,286	3,089
Selling and administrative expenses	157	155	314	306
Interest expense	17	19	34	39
Interest income	(1)	(1)	(2)	(2)
Total costs and expenses	1,832	1,714	3,632	3,432
Income before income tax expense and equity in earnings of unconsolidated affiliates	690	627	1,410	1,247
Income tax expense	(220)	(204)	(457)	(403)
Equity in earnings of unconsolidated affiliates	(1)	—	(1)	1
Net income from continuing operations	469	423	952	845
Net (loss) income from discontinued operations	(1)	2	(2)	18
Net income	468	425	950	863
Net income attributable to noncontrolling interests	(1)	(1)	—	(3)
Net income attributable to Precision Castparts Corp. (“PCC”)	$467	$424	$950	$860
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$3.27	$2.90	$6.61	$5.78
Net (loss) income from discontinued operations	(0.01)	0.01	(0.02)	0.12
Net income per share	$3.26	$2.91	$6.59	$5.90
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$3.24	$2.88	$6.56	$5.74
Net income (loss) from discontinued operations	—	0.01	(0.01)	0.12
Net income per share	$3.24	$2.89	$6.55	$5.86
Weighted average common shares outstanding:
Basic	143.3	145.5	144.1	145.8
Diluted	144.3	146.5	145.1	146.8
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Net income	$468	$425	$950	$863
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	(112)	90	(72)	96
Pension and postretirement obligations	(2)	—	(2)	—
Gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities (net of income tax expense (benefit) of $0, $9, ($2), and $3, respectively)	1	15	(9)	6
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 in all periods)	—	(1)	—	(1)
Gain (loss) on derivatives:
Unrealized (loss) gain due to periodic revaluations (net of income tax (benefit) expense of ($2), $2, ($2), and $2, respectively)	(5)	5	(2)	4
Less: reclassification adjustment for (gains) losses included in net income (net of income tax expense of $1, $0, $1, $0, respectively)	(2)	1	(4)	1
Other comprehensive (loss) income, net of tax	(120)	110	(89)	106
Total comprehensive loss (income) attributable to noncontrolling interests	5	(5)	7	(7)
Total comprehensive income attributable to PCC	$353	$530	$868	$962
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	9/28/14	3/30/14
Assets
Current assets:
Cash and cash equivalents	$404	$361
Receivables, net	1,666	1,569
Inventories	3,656	3,426
Prepaid expenses and other current assets	81	105
Income tax receivable	17	5
Deferred income taxes	—	13
Discontinued operations	31	28
Total current assets	5,855	5,507
Property, plant and equipment, at cost	4,193	3,986
Accumulated depreciation	(1,786)	(1,679)
Net property, plant and equipment	2,407	2,307
Goodwill	6,781	6,614
Acquired intangible assets, net	3,787	3,440
Investment in unconsolidated affiliates	420	416
Other assets	274	263
Discontinued operations	38	39
	$19,562	$18,586
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$321	$2
Accounts payable	1,015	1,039
Accrued liabilities	599	555
Deferred income taxes	10	—
Discontinued operations	12	12
Total current liabilities	1,957	1,608
Long-term debt	3,999	3,569
Pension and other postretirement benefit obligations	450	442
Other long-term liabilities	562	603
Deferred income taxes	934	950
Discontinued operations	3	1
Commitments and contingencies (See Notes)
Equity:
Preferred stock	—	—
Common stock	143	145
Paid-in capital	883	1,487
Retained earnings	11,113	10,172
Accumulated other comprehensive loss	(507)	(418)
Total PCC shareholders' equity	11,632	11,386
Noncontrolling interest	25	27
Total equity	11,657	11,413
	$19,562	$18,586
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended
	9/28/14	9/29/13
Operating activities:
Net income	$950	$863
Net loss (income) from discontinued operations	2	(18)
Non-cash items:
Depreciation and amortization	156	140
Deferred income taxes	61	64
Stock-based compensation expense	27	30
Excess tax benefits from share-based payment arrangements	(10)	(7)
Other non-cash adjustments	(5)	(11)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(70)	17
Inventories	(163)	(174)
Prepaid expenses and other current assets	15	(15)
Income tax receivable and payable	(2)	(28)
Payables and accruals	(68)	(127)
Pension and other postretirement benefit plans	4	(45)
Dividends from equity method investments	—	28
Other non-current assets and liabilities	(152)	(18)
Net cash (used) provided by operating activities of discontinued operations	(4)	12
Net cash provided by operating activities	741	711
Investing activities:
Acquisitions of businesses, net of cash acquired	(629)	(171)
Capital expenditures	(179)	(176)
Dispositions of businesses	15	64
Sale of marketable securities	—	35
Other investing activities, net	25	8
Net cash used by investing activities	(768)	(240)
Financing activities:
Net change in commercial paper borrowings	748	(248)
Common stock issued	39	20
Excess tax benefits from share-based payment arrangements	10	7
Repurchase of common stock	(683)	(284)
Cash dividends	(9)	(9)
Net cash provided (used) by financing activities	105	(514)
Effect of exchange rate changes on cash and cash equivalents	(35)	32
Net increase (decrease) in cash and cash equivalents	43	(11)
Cash and cash equivalents at beginning of period	361	280
Cash and cash equivalents at end of period	$404	$269

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

(2) Acquisitions
Fiscal 2015
During the second quarter of fiscal 2015, we completed a small acquisition in the Airframe Products segment.
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
During the third quarter of fiscal 2014, we completed two small acquisitions in the Forged Products segment.
During the fourth quarter of fiscal 2014, we completed two small acquisitions in the Forged Products and Airframe Products segments.
The purchase price allocations for certain acquisitions noted above are subject to further refinement. The impact of the acquisitions above is not material to our consolidated results of operations; consequently, pro forma information has not been included.
The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

(3) Discontinued Operations
During the second quarter of fiscal 2015, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations.
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
During the first quarter of fiscal 2011, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the second quarter of fiscal 2013. The transaction resulted in a loss of less than $1 million (net of tax) and proceeds of $25 million in cash and an unsecured, subordinated, convertible promissory note in the principal amount of $18 million. The promissory note was due on August 7, 2017 and paid interest quarterly based on the 5-year Treasury Note Constant Maturity Rate. The note, which allowed for early payment, was repaid in the first quarter of fiscal 2015.
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Net sales	$15	$26	$27	$65
Cost of goods sold	15	21	25	53
Selling and administrative expenses	1	2	3	5
(Loss) gain from operations before income taxes	(1)	3	(1)	7
Income tax benefit	—	1	—	—
(Loss) gain from operations	(1)	4	(1)	7
(Loss) gain on disposal and other expenses, net of $0 tax expense in all periods	—	(2)	(1)	11
Net (loss) income from discontinued operations	$(1)	$2	$(2)	$18

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/28/14	3/30/14
Assets of discontinued operations:
Current assets	$31	$28
Net property, plant and equipment	14	16
Other assets	24	23
	$69	$67
Liabilities of discontinued operations:
Current liabilities	$12	$12
Long-term debt	1	1
Other long-term liabilities	2	—
	$15	$13

(4) Inventories
Inventories consisted of the following:

	9/28/14	3/30/14
Finished goods	$533	$498
Work-in-process	1,411	1,325
Raw materials and supplies	1,066	1,037
	3,010	2,860
Excess of LIFO cost over current cost	646	566
Total inventory	$3,656	$3,426

(5) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment testing during the second quarter of each fiscal year. For fiscal 2015, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. Furthermore, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value and that there was no impairment of indefinite-lived intangible assets.
The changes in the carrying amount of goodwill by reportable segment for the six months ended September 28, 2014 were as follows:

	Balance at		Adjustments, Currency Translation and Other [1]	Balance at
	3/30/14	Acquired		9/28/14
Investment Cast Products	$339	$—	$—	$339
Forged Products	3,667	—	(29)	3,638
Airframe Products	2,608	194	2	2,804
Total	$6,614	$194	$(27)	$6,781

1 Includes adjustments to the purchase price allocations of Permaswage and several other small acquisitions.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	September 28, 2014			March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$13	$(11)	$2	$13	$(10)	$3
Proprietary technology	2	(2)	—	2	(2)	—
Long-term customer relationships	494	(79)	415	499	(63)	436
Backlog	56	(37)	19	56	(32)	24
Revenue sharing agreements	29	(2)	27	29	(2)	27
	$594	$(131)	463	$599	$(109)	490
Unamortizable intangible assets:
Tradenames			703			657
Long-term customer relationships			2,621			2,293
Acquired intangibles, net			$3,787			$3,440
Amortization expense for finite-lived intangible assets for the three and six months ended September 28, 2014 was $11 million and $22 million, respectively. Amortization expense for finite-lived intangible assets for the three and six months ended September 29, 2013 was $11 million and $20 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $43 million for fiscal 2015. Amortization expense related to finite-lived intangible assets for fiscal 2014 was $41 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2016	$40
2017	34
2018	28
2019	28
2020	27
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Financing Arrangements
Long-term debt is summarized as follows:

	09/28/14	03/30/14
0.70% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	500	500
1.25% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $1)	999	999
2.50% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $5 and $5)	995	995
3.90% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	1,318	570
Other	11	10
	4,320	3,571
Less: Long-term debt currently due	321	2
Total	$3,999	$3,569

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2015	$319
2016	508
2017	1
2018	1,001
2019	1,000
Thereafter	1,500
Total	$4,329

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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreement may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of September 28, 2014.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of September 28, 2014, the amount of commercial paper borrowings outstanding was $1,318 million and the weighted average interest rate was 0.2%. For the six months ended September 28, 2014, the average amount of commercial paper borrowings outstanding was $1,182 million and the weighted average interest rate was 0.2%. For the six months ended September 29, 2013, the average amount of commercial paper borrowings outstanding was $468 million and the weighted average interest rate was 0.2%. During the first six months of fiscal 2015, the largest daily balance of outstanding commercial paper borrowings was $1,523 million. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand.

The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of September 28, 2014 was $682 million due to our outstanding commercial paper borrowings of $1,318 million.
Our financial covenant requirement and actual ratio as of September 28, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	27.1%

[1]	Terms are defined in the Credit Agreements.
As of September 28, 2014, we were in compliance with the financial covenant in the Credit Agreements.

(7) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Amounts attributable to PCC shareholders:
Net income from continuing operations	$468	$422	$952	$842
Net (loss) income from discontinued operations	(1)	2	(2)	18
Net income attributable to PCC shareholders	$467	$424	$950	$860

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Weighted average shares outstanding-basic	143.3	145.5	144.1	145.8
Effect of dilutive stock-based compensation plans	1.0	1.0	1.0	1.0
Weighted average shares outstanding-dilutive	144.3	146.5	145.1	146.8

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three and six months ended September 28, 2014, stock options to purchase 1.0 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. For the three and six months ended September 29, 2013, stock options to purchase 0.2 million and 1.1 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.
Share repurchase program
On January 24, 2013, the Board of Directors approved a $750 million program to repurchase shares of the Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for the Company's stock repurchase program. On August 13, 2014, the Board of Directors approved an additional $1.0 billion, effective immediately and continuing through September 30, 2016. Repurchases under the Company's program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate PCC to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.
During the three months ended September 28, 2014, the Company repurchased 2,260,000 shares under this program at an average price paid per share of $231.90 for an aggregate purchase price of $524 million. During the six months ended September 28, 2014, the Company repurchased 2,897,000 shares under this program at an average price paid per share of $235.71 for an aggregate purchase price of $683 million. As of September 28, 2014, the Company had repurchased 5,495,500 shares under this program for an aggregate purchase price of $1,263 million.

(8) Stock-based Compensation
During the three and six months ended September 28, 2014 and September 29, 2013, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 30, 2014.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Cost of goods sold	$3	$4	$7	$8
Selling and administrative expenses	9	10	20	22
Stock-based compensation expense before income taxes	12	14	27	30
Income tax benefit	(4)	(4)	(8)	(9)
Total stock-based compensation expense after income taxes	$8	$10	$19	$21

(9) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized gains (losses) on available-for-sale securities.
Changes in AOCI by component, net of tax, for the three months ended September 28, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized (loss) gain on available-for-sale securities	Total
Balance at June 29, 2014	$109	$(483)	$7	$(20)	$(387)
OCI before reclassifications	(112)	(2)	(5)	1	(118)
Amounts reclassified from AOCI[1]	—	—	(2)	—	(2)
Net current period OCI	(112)	(2)	(7)	1	(120)
Balance at September 28, 2014	$(3)	$(485)	$—	$(19)	$(507)

Changes in AOCI by component, net of tax, for the six months ended September 28, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized (loss) gain on available-for-sale securities	Total
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)
OCI before reclassifications	(72)	(2)	(2)	(9)	(85)
Amounts reclassified from AOCI[1]	—	—	(4)	—	(4)
Net current period OCI	(72)	(2)	(6)	(9)	(89)
Balance at September 28, 2014	$(3)	$(485)	$—	$(19)	$(507)

Changes in AOCI by component, net of tax, for the three months ended September 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available-for-sale securities	Total
Balance at June 30, 2013	$(73)	$(489)	$—	$5	$(557)
OCI before reclassifications	90	—	5	15	110
Amounts reclassified from AOCI[1]	—	—	1	(1)	—
Net current period OCI	90	—	6	14	110
Balance at September 29, 2013	$17	$(489)	$6	$19	$(447)

Changes in AOCI by component, net of tax, for the six months ended September 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available-for-sale securities	Total
Balance at March 31, 2013	$(79)	$(489)	$1	$14	$(553)
OCI before reclassifications	96	—	4	6	106
Amounts reclassified from AOCI[1]	—	—	1	(1)	—
Net current period OCI	96	—	5	5	106
Balance at September 29, 2013	$17	$(489)	$6	$19	$(447)

[1]	Reclassifications out of AOCI for the three and six months ended September 28, 2014 and September 29, 2013 were not significant.

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
As of September 28, 2014, there were $4 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of September 28, 2014, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. The amount of net notional foreign exchange contracts outstanding as of September 28, 2014 was approximately $650 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of September 28, 2014, accounts receivable included foreign exchange contracts of $3 million and accounts payable included foreign exchange contracts of $8 million. As of March 30, 2014, accounts receivable included foreign exchange contracts of $9 million and accounts payable included foreign exchange contracts of $4 million.
For the three months ended September 28, 2014 and September 29, 2013, we recognized $2 million and less than $1 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives designated as hedging instruments. For the three months ended September 28, 2014 and September 29, 2013, we recognized $12 million of losses and $8 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For the six months ended September 28, 2014 and September 29, 2013, we recognized $5 million and less than $1 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives designated as hedging instruments. For the six months ended September 28, 2014 and September 29, 2013, we recognized $10 million of losses and $15 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 28, 2014:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$35	$—	$—	$35
Derivative instruments	$—	$3	$—	$3
Liabilities:
Derivative instruments	$—	$8	$—	$8
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$52	$—	$—	$52
Available for sale securities	$46	$—	$—	$46
Derivative instruments	$—	$9	$—	$9
Liabilities:
Derivative instruments	$—	$4	$—	$4
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first six months of fiscal 2015 or fiscal 2014.
Available for sale securities consist of investments in shares of publicly traded companies. All available for sale securities are carried at fair value using quoted prices in active markets. Any unrealized gains or losses on these securities are recognized through other comprehensive income.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $2,940 million compared to a book value of $2,997 million at September 28, 2014. At March 30, 2014, the estimated fair value of our long-term fixed rate debt instruments was $2,900 million compared to a book value of $2,996 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Service cost	$12	$13	$24	$26
Interest cost	29	26	58	52
Expected return on plan assets	(41)	(41)	(82)	(82)
Amortization of net actuarial loss	11	13	22	26
Amortization of prior service cost	1	1	2	2
Net periodic pension cost	$12	$12	$24	$24
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Service cost	$—	$1	$—	$1
Interest cost	1	1	3	3
Amortization of net actuarial loss	—	—	—	—
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$1	$2	$3	$4
During the three and six months ended September 28, 2014, we contributed $3 million and $21 million, respectively, to the defined benefit pension plans, of which $6 million was voluntary. During the three and six months ended September 29, 2013, we contributed $2 million and $65 million, respectively, to the defined benefit pension plans, of which $50 million was voluntary. We expect to contribute approximately $12 million of additional required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $33 million in fiscal 2015. Including contributions in the first six months of fiscal 2015, we expect to contribute a total of approximately $7 million to the other postretirement benefit plans during fiscal 2015.

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
The Company's environmental liability balance was $483 million and $525 million at September 28, 2014 and March 30, 2014, of which $118 million and $61 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs or range of costs to remediate identified environmental conditions for which costs can be reasonably estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at September 28, 2014. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

	Three Months Ended		Six Months Ended
	9/28/14	9/29/13	9/28/14	9/29/13
Net sales:
Investment Cast Products	$631	$608	$1,256	$1,224
Forged Products	1,075	1,040	2,163	2,076
Airframe Products	816	693	1,623	1,379
Consolidated net sales	$2,522	$2,341	$5,042	$4,679
Segment operating income (loss):
Investment Cast Products	$227	$219	$451	$432
Forged Products	266	254	574	516
Airframe Products	248	210	490	415
Corporate expenses	(35)	(38)	(73)	(79)
Total segment operating income	706	645	1,442	1,284
Interest expense	17	19	34	39
Interest income	(1)	(1)	(2)	(2)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$690	$627	$1,410	$1,247

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended September 28, 2014 and September 29, 2013

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/28/14	9/29/13	$	%
Net sales	$2,522	$2,341	$181	8%
Costs and expenses:
Cost of goods sold	1,659	1,541	118	8
Selling and administrative expenses	157	155	2	1
Interest expense, net	16	18	(2)	(11)
Total costs and expenses	1,832	1,714	118	7
Income before income tax expense and equity in earnings of unconsolidated affiliates	690	627	63	10
Income tax expense	(220)	(204)	(16)	(8)
Effective tax rate	31.9%	32.5%
Equity in earnings of unconsolidated affiliates	(1)	—	(1)	(100)
Net income from continuing operations	469	423	46	11
Net (loss) income from discontinued operations	(1)	2	(3)	(150)
Net income	468	425	43	10
Net income attributable to noncontrolling interests	(1)	(1)	—	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$467	$424	$43	10%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$3.24	$2.88	$0.36	13%
Net income per share from discontinued operations	—	0.01	(0.01)	(100)
Net income per share	$3.24	$2.89	$0.35	12%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	9/28/14	9/29/13	$	%
Nickel	$8.50	$6.36	$2.14	34%
London Metal Exchange[1]
Titanium	$3.05	$1.77	$1.28	72%
Ti 6-4 bulk, Metalprices.com
Cobalt	$15.08	$13.94	$1.14	8%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	9/28/14	9/29/13	$	%
Investment Cast Products[2]	$70	$67	$3	4%
Forged Products[3]	504	440	64	15%
Airframe Products[4]	67	45	22	49%
Total intercompany sales	$641	$552	$89	16%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $9 million and $14 million for the second quarter of fiscal 2015 and 2014, respectively.
[3]	Forged Products: Includes sales between segments of $28 million and $29 million for the second quarter of fiscal 2015 and 2014, respectively.
[4]	Airframe Products: Includes sales between segments of $2 million for both the second quarter of fiscal 2015 and 2014.

Sales for the second quarter of fiscal 2015 were $2,522 million, an increase of $181 million, or 8%, from $2,341 million in the same quarter last year. The current quarter includes the contribution from seven businesses acquired in fiscal 2014 and two businesses acquired in the first six months of fiscal 2015. Organic sales growth was approximately 4% compared to last year, excluding the impact of metal/revert pricing. Lower market-driven pricing of raw material inputs, primarily titanium, negatively impacted external sales by approximately $16 million in the current period versus a year ago. The cost of rutile has decreased approximately 17%; purchased titanium sponge has decreased approximately 10%; and titanium revert has decreased approximately 10% over the prior year. Although the market price of titanium 6-4 bulk increased 72%, as reported on metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Contractual material pass-through pricing increased sales by $58 million in the second quarter of fiscal 2015, compared to $59 million in the second quarter of fiscal 2014. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Including the impact of acquisitions, aerospace sales increased 8% from the prior year, primarily within our Airframe Products segment. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. Commercial and regional/business jet aerospace sales improved, while military demand was relatively flat. Sales to our power markets increased 7% over the prior year, primarily as a result of further growth in seamless interconnect pipe and industrial gas turbine ("IGT") sales. IGT orders have steadily increased as a result of solid positions on new and upgrade OEM programs and higher spares requirements. General industrial and other sales increased 5%, primarily in the automotive and military non-aerospace sectors.
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
Net income from continuing operations attributable to PCC for the second quarter of fiscal 2015 was $468 million, or $3.24 per share (diluted) compared to net income from continuing operations attributable to PCC for the second quarter of fiscal 2014 of $422 million, or $2.88 per share (diluted). Net income attributable to PCC (including discontinued operations) for the second quarter of fiscal 2015 was $467 million, or $3.24 per share (diluted), compared with net income attributable to PCC of $424 million, or $2.89 per share (diluted), in the same quarter last year.
Interest and Income Tax
Interest expense for the second quarter of fiscal 2015 was $17 million, compared with $19 million for the second quarter of last year. On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes then outstanding, and therefore incurred interest expense associated with that debt in the prior year. Interest income was $1 million for both the second quarter of fiscal 2015 and fiscal 2014.
The effective tax rate for the second quarter of fiscal 2015 was 31.9%, compared to 32.5% for the same quarter last year. The lower effective rate in the current quarter is primarily due to a non-recurring remeasurement of domestic deferred tax assets and liabilities as a result of a reduction in our state effective tax rate, the utilization of capital loss carryforwards in the current year, and the collection of cash refunds in excess of prior year tax receivables. The preceding factors were partially offset by decreased benefits related to the expiration of the research and development tax credit and the controlled foreign corporation look-through provisions of Subpart F.
Acquisitions
Fiscal 2015
During the second quarter of fiscal 2015, we completed a small acquisition in the Airframe Products segment.
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
During the third quarter of fiscal 2014, we completed two small acquisitions in the Forged Products segment.
During the fourth quarter of fiscal 2014, we completed two small acquisitions in the Forged Products and Airframe Products segments.
The purchase price allocations for certain acquisitions noted above are subject to further refinement.
Discontinued Operations
Net loss from discontinued operations was $1 million for the second quarter of fiscal 2015 compared with net income of $2 million, or $0.01 per share (diluted), in the same quarter last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss from discontinued operations in the current quarter was primarily due to net operating losses at the facilities held for sale.

Results of Operations by Segment - Comparison Between Three Months Ended September 28, 2014 and September 29, 2013

(in millions)	Three Months Ended		Increase/(Decrease)
	9/28/14	9/29/13	$	%
Net sales:
Investment Cast Products	$631	$608	$23	4%
Forged Products	1,075	1,040	35	3
Airframe Products	816	693	123	18
Consolidated net sales	$2,522	$2,341	$181	8%
Segment operating income (loss):
Investment Cast Products	$227	$219	$8	4%
% of sales	36.0%	36.0%
Forged Products	266	254	12	5
% of sales	24.7%	24.4%
Airframe Products	248	210	38	18
% of sales	30.4%	30.3%
Corporate expenses	(35)	(38)	3	8
Total segment operating income	706	645	$61	9%
% of sales	28.0%	27.6%
Interest expense, net	16	18
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$690	$627
Investment Cast Products
Investment Cast Products' sales were $631 million in the second quarter of fiscal 2015, compared to sales of $608 million in the second quarter of fiscal 2014, an increase of $23 million. Commercial aerospace sales climbed by approximately 4% year over year, continuing a steady upward trajectory fueled by the segment's strong presence on all major aircraft/engine platforms, both in production and in development. Improved regional/business jet sales positively impacted segment sales for the first time in several quarters, and military shipments were essentially flat. In addition, the segment saw growth of approximately 7% in IGT sales, driven by an increased presence on upgrade programs, higher content on new production turbines, and steady spares demand. General industrial and other sales declined as a result of lower sales to the non-aerospace military sector.
Operating income was $227 million in the second quarter of fiscal 2015, an increase of $8 million from $219 million in the second quarter of fiscal 2014. Operating income as a percent of sales was 36.0% in both the second quarter of fiscal 2015 and the same period last year. Investment Cast Products continued to deliver solid operating margins by effectively leveraging higher volumes. Contractual pricing related to pass-through of increased material costs was approximately $14 million in the second quarter of fiscal 2015, compared to approximately $15 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in the second quarter of fiscal 2015 compared to 0.9 percentage points in the second quarter of fiscal 2014.
The Investment Cast Products segment has solid content on most major aircraft production platforms. Sales gains are expected to be driven by the ramp of new aircraft engine programs starting in fiscal 2016, most notably CFM LEAP and Pratt & Whitney PW1100G. Based on the incoming IGT orders during the first half of the year, we expect IGT growth to continue for the balance of this fiscal year and into fiscal 2016 due to growth in high-efficiency / large-capacity new IGT platforms, IGT upgrade programs and spares demand supported by installed base utilization.
Forged Products
Forged Products' sales were $1,075 million in the second quarter of fiscal 2015, compared to sales of $1,040 million in the second quarter of fiscal 2014, an increase of $35 million. Results for the second quarter of fiscal 2015 include contributions from three small acquisitions in fiscal 2014 that were not included in the prior year. The segment experienced stable aerospace sales year over year, with growth in regional/business jet sales offset by decreased military sales and flat large commercial sales. Sales to the power markets grew by approximately 7%, driven by higher interconnect pipe sales of more than 30% and stable oil and gas sales. General industrial and other sales increased approximately 12% compared to the prior year, primarily due to higher sales to the non-aerospace military and automotive sectors. Lower market-driven pricing of raw material inputs, primarily titanium, negatively impacted external sales in the second quarter of fiscal 2015 as raw material input prices were approximately $16 million lower than a year ago. The cost of rutile has decreased approximately 17%; purchased titanium sponge has decreased approximately 10%; and titanium revert has decreased approximately 10% over the prior year. Although the market price of titanium 6-4 bulk increased 72%, as reported on metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Contractual material pass-through pricing contributed approximately $41 million of sales in the second quarter of fiscal 2015 compared to approximately $42 million of sales in the same period last year.
Operating income was $266 million for the second quarter of fiscal 2015, an increase of $12 million from $254 million in the second quarter of fiscal 2014. Operating income as a percent of sales for the second quarter of fiscal 2015 increased to 24.7% from 24.4% of sales in the same period last year. Operating income as a percent of sales increased 0.3 percentage points compared to a year ago, due in part to operational improvements that are being implemented at TIMET. TIMET continues to drive further cost reduction and productivity initiatives across its base manufacturing facilities and to extract value from more effective asset utilization. However, similar to prior years, Forged Products incurred approximately $30 million of costs due to lost absorption, reduced sales, and expenses associated with large-scale, scheduled annual maintenance. For the first time, TIMET forging assets were included in these seasonal projects. Contractual pass-through of higher raw material costs diluted operating margins by 1.0 percentage point in the second quarter of fiscal 2015 compared to 1.1 percentage points in the same period a year ago.
The Forged Products segment is expected to recover from the impact of the annual second quarter maintenance outages in the third and fourth quarters. Demand from large commercial aerospace programs remains solid and is anticipated to provide further upside as new programs start to ramp in fiscal 2016. Share gains at TIMET are also expected to drive volume growth starting in the second half of fiscal 2015. Within the power markets, we anticipate the interconnect pipe market to continue to grow. In the oil and gas market, we are winning new orders that leverage our unique capabilities, and we anticipate additional opportunities into fiscal 2016.
Airframe Products
Airframe Products' sales were $816 million for the second quarter of fiscal 2015, compared to sales of $693 million in the second quarter of fiscal 2014, an increase of $123 million. Results for the second quarter of fiscal 2015 include contributions from Permaswage and three small acquisitions in fiscal 2014 and the results of ADI for a full quarter. Commercial aerospace sales, the chief driver of this segment, showed approximately 20% growth relative to the same period last year. The fastener operations saw stronger shipment schedules and increased order rates across all major commercial aircraft programs, and the aerostructures businesses supported high levels of demand from current airframe production programs and are well-positioned to capitalize on secured market share gains. General industrial and other sales were relatively flat when compared to the prior year, primarily due to higher sales to the automotive sector, offset by lower sales to the construction sector.
Operating income was $248 million for the second quarter of fiscal 2015, an increase of $38 million from $210 million in the second quarter of fiscal 2014. Operating income as a percent of sales for second quarter of fiscal 2015 increased to 30.4% from 30.3% of sales in the same period last year. Airframe Products continued to achieve strong operational drop-through as a result of focused integration of its most recent acquisitions, effective leverage of increased assets, and strategic deployment of production assets.
New business wins have secured significant market share for the Airframe Products segment, and are driving the segment’s operations to take steps now to be ready for the increased production that we anticipate to ramp beginning in early fiscal 2016. Operating performance is expected to continue to benefit as base businesses improve key metrics and recent acquisitions deliver performance improvements through asset optimization, vertical integration, and market expansion.

Consolidated Results of Operations - Comparison Between Six Months Ended September 28, 2014 and September 29, 2013

	Six Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/28/14	9/29/13	$	%
Net sales	$5,042	$4,679	$363	8%
Costs and expenses:
Cost of goods sold	3,286	3,089	197	6
Selling and administrative expenses	314	306	8	3
Interest expense, net	32	37	(5)	(14)
Total costs and expenses	3,632	3,432	200	6
Income before income tax expense and equity in earnings of unconsolidated affiliates	1,410	1,247	163	13
Income tax expense	(457)	(403)	(54)	(13)
Effective tax rate	32.4%	32.3%
Equity in earnings of unconsolidated affiliates	(1)	1	(2)	(200)
Net income from continuing operations	952	845	107	13
Net (loss) income from discontinued operations	(2)	18	(20)	(111)
Net income	950	863	87	10
Net income attributable to noncontrolling interests	—	(3)	3	100
Net income attributable to Precision Castparts Corp. (“PCC”)	$950	$860	$90	10%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$6.56	$5.74	$0.82	14%
Net (loss) income per share from discontinued operations	(0.01)	0.12	(0.13)	(108)
Net income per share	$6.55	$5.86	$0.69	12%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	9/28/14	9/29/13	$	%
Nickel	$8.44	$6.59	$1.85	28%
London Metal Exchange[1]
Titanium	$2.89	$1.85	$1.04	56%
Ti 6-4 bulk, Metalprices.com
Cobalt	$14.64	$13.68	$0.96	7%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	9/28/14	9/29/13	$	%
Investment Cast Products[2]	$138	$140	$(2)	(1)%
Forged Products[3]	999	849	150	18%
Airframe Products[4]	133	88	45	51%
Total intercompany sales	$1,270	$1,077	$193	18%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $19 million and $26 million for the first six months of fiscal 2015 and 2014, respectively.
[3]	Forged Products: Includes sales between segments of $58 million and $59 million for the first six months of fiscal 2015 and 2014, respectively.
[4]	Airframe Products: Includes sales between segments of $3 million for both the first six months of fiscal 2015 and 2014.

Sales for the first six months of fiscal 2015 were $5,042 million, an increase of $363 million, or 8%, from $4,679 million in the same period last year. The current period includes the contribution from seven businesses acquired in fiscal 2014 and two businesses acquired in the first six months of fiscal 2015. Organic sales growth was approximately 4% compared to last year, excluding the impact of metal/revert pricing. Lower market-driven pricing of raw material inputs, primarily titanium, negatively impacted external sales by approximately $46 million in the current period versus a year ago. The cost of rutile has decreased approximately 25%; purchased titanium sponge has decreased approximately 8%; and titanium revert has decreased approximately 16% over the prior year. Although the market price of titanium 6-4 bulk increased 56%, as reported on metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Contractual material pass-through pricing increased sales by $121 million in the first six months of fiscal 2015, compared to $126 million in the first six months of fiscal 2014. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Including the impact of acquisitions, aerospace sales increased 9% from the prior year, primarily within our Airframe Products segment. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial and regional/business jet aerospace sales was partially offset by a decline in military demand. Sales to our power markets increased 10% over the prior year, primarily as a result of further growth in seamless interconnect pipe sales. IGT orders have steadily increased as a result of solid positions on new and upgrade OEM programs and higher spares requirements. General industrial and other sales were relatively flat compared to the same period a year ago, due to higher sales to the industrial process and automotive sectors, offset by lower sales to the military non-aerospace and construction sectors.
Net income from continuing operations attributable to PCC for the first six months of fiscal 2015 was $952 million, or $6.56 per share (diluted) compared to net income from continuing operations attributable to PCC for the first six months of fiscal 2014 of $842 million, or $5.74 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first six months of fiscal 2015 was $950 million, or $6.55 per share (diluted), compared with net income attributable to PCC of $860 million, or $5.86 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first six months of fiscal 2015 was $34 million, compared with $39 million for the first six months of last year. On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes then outstanding, and therefore incurred interest expense associated with that debt in the prior year. Interest income was $2 million for both the first six months of fiscal 2015 and fiscal 2014.
The effective tax rate for the first six months of fiscal 2015 was 32.4%, compared to 32.3% for the same period last year. The higher effective rate in the current period is primarily due to reduced benefits from the expiration of the research and development tax credit and controlled foreign corporation look-through provisions of Subpart F, along with reduced benefits in the current period from nonrecurring adjustments to tax assets and liabilities versus the same period last year. The preceding factors were partially offset by increased benefits from a non-recurring remeasurement of domestic deferred tax assets and liabilities as a result of a reduction in our state effective tax rate, the utilization of capital loss carryforwards in the current year, and the collection of cash refunds in excess of prior year tax receivables.
Discontinued Operations
Net loss from discontinued operations was $2 million, or $0.01 per share (diluted), for the first six months of fiscal 2015 compared with net income of $18 million, or $0.12 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss from discontinued operations in the current period was primarily due to costs associated with shutting down the affected facilities.

Results of Operations by Segment - Comparison Between Six Months Ended September 28, 2014 and September 29, 2013

(in millions)	Six Months Ended		Increase/(Decrease)
	9/28/14	9/29/13	$	%
Net sales:
Investment Cast Products	$1,256	$1,224	$32	3%
Forged Products	2,163	2,076	87	4
Airframe Products	1,623	1,379	244	18
Consolidated net sales	$5,042	$4,679	$363	8%
Segment operating income (loss):
Investment Cast Products	$451	$432	$19	4%
% of sales	35.9%	35.3%
Forged Products	574	516	58	11
% of sales	26.5%	24.9%
Airframe Products	490	415	75	18
% of sales	30.2%	30.1%
Corporate expenses	(73)	(79)	6	8
Total segment operating income	1,442	1,284	$158	12%
% of sales	28.6%	27.4%
Interest expense, net	32	37
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$1,410	$1,247
Investment Cast Products
Investment Cast Products' sales were $1,256 million for the first six months of fiscal 2015, compared to sales of $1,224 million in the first six months of fiscal 2014, an increase of $32 million. Commercial aerospace sales climbed by approximately 5% year over year, continuing a steady upward trajectory fueled by the segment's strong presence on all major aircraft/engine platforms, both in production and in development. Improved regional/business jet sales positively impacted segment sales, however growth was offset by continued weak demand in military markets. In addition, the segment saw growth of approximately 7% in IGT sales, driven by an increased presence on upgrade programs, higher content on new production turbines, and steady spares demand. General industrial and other sales declined as a result of lower sales to the non-aerospace military sector, partially offset by higher sales to the automotive and medical sectors.
Operating income was $451 million for the first six months of fiscal 2015, an increase of $19 million from $432 million in the first six months of fiscal 2014. Operating income as a percent of sales for the first six months of fiscal 2015 increased to 35.9% from 35.3% of sales in the same period last year. The segment's operating income as a percent of sales increased by 0.6 percentage points over the prior year. Investment Cast Products continued to deliver solid operating margins by effectively leveraging higher volumes and steadily improving performance across its operations. Contractual pricing related to pass-through of increased material costs was approximately $27 million in the first six months of fiscal 2015, compared to approximately $33 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in the first six months of fiscal 2015 compared to 1.0 percentage point in the first six months of fiscal 2014.
Forged Products
Forged Products' sales were $2,163 million for the first six months of fiscal 2015, compared to sales of $2,076 million in the first six months of fiscal 2014, an increase of $87 million. Results for the first six months of fiscal 2015 include contributions from three small acquisitions in fiscal 2014 that were not included in the prior year. The segment experienced stable aerospace sales year over year, with growth in regional/business jet sales offset by decreased military sales and flat large commercial sales. Sales to the power markets grew by approximately 13%, driven by higher interconnect pipe sales of more than 40% and stable oil and gas sales. General industrial and other sales increased approximately 6% compared to the prior year, primarily due to higher sales to the non-aerospace military and automotive sectors, partially offset by lower sales to the mining sector. Lower market-driven pricing of raw material inputs, primarily titanium, negatively impacted external sales in the first six months of fiscal 2015 as raw material input prices were approximately $46 million lower than a year ago. The cost of rutile has decreased approximately 25%; purchased titanium sponge has decreased approximately 8%; and titanium revert has decreased approximately 16% over the prior year. Although the market price of titanium 6-4 bulk increased 56%, as reported on

metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Contractual material pass-through pricing contributed approximately $89 million of sales in both the first six months of fiscal 2015 and in the same period last year.
Operating income was $574 million for the first six months of fiscal 2015, an increase of $58 million from $516 million in the first six months of fiscal 2014. Operating income as a percent of sales for the first six months of fiscal 2015 increased to 26.5% from 24.9% of sales in the same period last year. Operating income as a percent of sales increased 1.6 percentage points compared to a year ago, due in part to operational improvements that are being implemented at TIMET. TIMET continues to drive further cost reduction and productivity initiatives across its base manufacturing facilities and to extract value from more effective asset utilization. The segment also benefited from several small adjustments in the first quarter of fiscal 2015, including reductions in a contingent purchase price obligation and an employment-related liability, and receipt of an insurance recovery. However, similar to prior years, Forged Products incurred approximately $30 million of costs in the second quarter of fiscal 2015 due to lost absorption, reduced sales, and expenses associated with large-scale, scheduled annual maintenance. For the first time, TIMET forging assets were included in these seasonal projects. Contractual pass-through of higher raw material costs diluted operating margins by 1.2 percentage points in the first six months of fiscal 2015 compared to 1.1 percentage points in the same period a year ago.
Airframe Products
Airframe Products' sales were $1,623 million for the first six months of fiscal 2015, compared to sales of $1,379 million in the first six months of fiscal 2014, an increase of $244 million. Results for the first six months of fiscal 2015 include contributions from Permaswage and three small acquisitions in fiscal 2014 and the results of ADI for five months. Commercial aerospace sales, the chief driver of this segment, showed approximately 22% growth relative to the same period last year. The fastener operations saw stronger shipment schedules and increased order rates across all major commercial aircraft programs, and the aerostructures businesses supported high levels of demand from current airframe production programs and are well-positioned to capitalize on secured market share gains. General industrial and other sales decreased approximately 5% when compared to the prior year, primarily due to lower sales to the construction and industrial process sectors.
Operating income was $490 million for the first six months of fiscal 2015, an increase of $75 million from $415 million in the first six months of fiscal 2014. Operating income as a percent of sales for the first six months of fiscal 2015 increased to 30.2% from 30.1% of sales in the same period last year. Airframe Products continued to achieve strong operational drop-through as a result of focused integration of its most recent acquisitions, effective leverage of increased assets, and strategic deployment of production assets.

Changes in Financial Condition and Liquidity
Total assets of $19,562 million at September 28, 2014 represented a $976 million increase from the $18,586 million balance at March 30, 2014. The increase in total assets principally reflects cash generated from operations during the first six months of fiscal 2015 totaling $741 million and tangible and intangible assets acquired with the purchase of ADI, which was funded by commercial paper borrowings, partially offset by the repurchase of common stock.
Total capitalization at September 28, 2014 was $15,953 million, consisting of $4,321 million of total debt and $11,632 million of PCC shareholders' equity. The debt-to-capitalization ratio increased to 27.1% at September 28, 2014 from 23.9% at the end of fiscal 2014, reflecting additional commercial paper borrowings to fund the acquisition of ADI and common stock repurchases, partially offset by the impact of increased equity from net income.
Cash as of September 28, 2014 was $404 million, an increase of $43 million from the end of fiscal 2014. Total debt was $4,321 million, an increase of $749 million from the end of fiscal 2014. The net change in cash and debt primarily reflects cash paid to acquire businesses (net of cash acquired) of $629 million, stock repurchases of $683 million and capital expenditures of $179 million, partially offset by cash generated by operations for the first six months of fiscal 2015 of $741 million, and cash received from a promissory note repayment of $15 million and the dispositions of businesses of $15 million.
We expect our baseline capital expenditures for fiscal 2015 to be higher than fiscal 2014 based on our current forecasts. These expenditures will be targeted for new buildings and facility expansions to increase capacity, and new equipment purchases and refurbishments, primarily in the Forged Products and Airframe Products segments.
In the first six months of fiscal 2015, we contributed $21 million to our defined benefit pension plans, of which $6 million was voluntary. We expect to contribute approximately $12 million of additional required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $33 million in fiscal 2015. Including contributions in the first six months of fiscal 2015, we expect to contribute a total of approximately $7 million to other postretirement benefit plans during fiscal 2015.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of September 28, 2014, the amount of commercial paper borrowings outstanding was $1,318 million and the weighted average interest rate was 0.2%. For the six months ended September 28, 2014, the average amount of commercial paper borrowings outstanding was $1,182 million and the weighted average interest rate was 0.2%. For the six months ended September 29, 2013, the average amount of commercial paper borrowings outstanding was $468 million and the weighted average interest rate was 0.2%. During the first six months of fiscal 2015, the largest daily balance of outstanding commercial paper borrowings was $1,523 million.
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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of September 28, 2014.
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
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of September 28, 2014 was $682 million due to our outstanding commercial paper borrowings of $1,318 million.
Our financial covenant requirement and actual ratio as of September 28, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	27.1%

[1]	Terms are defined in the Credit Agreements.
As of September 28, 2014, we were in compliance with the financial covenant in the Credit Agreements.
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
Environmental Costs
Total environmental liabilities accrued at September 28, 2014 and March 30, 2014 were $483 million and $525 million, respectively. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at September 28, 2014. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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
Forward-Looking Statements
Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, and our ability to accelerate production levels to timely match order increases on new or existing programs; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; cybersecurity threats; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; the timing of new acquisitions; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
In April 2014, the County of Orange Certified Unified Program Agency (“OC CUPA”) conducted an inspection at PCC Rollmet, Inc. (“Rollmet”) in Irvine, California.  OC CUPA found that Rollmet had not made accurate hazardous waste determinations and properly labeled hazardous waste containers.  In September 2014, Rollmet and OC CUPA executed a Consent Order in which Rollmet agreed to pay a penalty of $87,000 and spend $50,000 on environmental audits.  The penalty has been paid, the required environmental audits are underway and Rollmet will perform certain additional actions to demonstrate that the operations are in compliance.

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
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. If the rating agencies were to reduce their current ratings, our interest expense may increase, our access to short-term commercial paper markets may be restricted, and the terms of future borrowing arrangements may become more stringent or require additional credit support. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and terminate any commitments to make further extensions of credit, or could otherwise have a material adverse effect on our business.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of our common stock during the quarter ended September 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
6/30/14-8/3/14	1,447,654	$232.36	4,683,154	$425
8/4/14-8/31/14	712,346	$229.64	5,395,500	$1,261
9/1/14-9/28/14	100,000	$241.32	5,495,500	$1,237
Total	2,260,000	$231.90	5,495,500	$1,237

(1) On January 24, 2013, we publicly announced that our Board of Directors had authorized a program for the Company to purchase up to $750 million of our Company's common stock. On August 13, 2013, the Board of Directors approved an additional $750 million for use in the Company's stock repurchase program. On August 13, 2014, the Board of Directors approved an additional $1.0 billion, effective immediately and continuing through September 30, 2016.

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

PRECISION CASTPARTS CORP.

DATE:	November 6, 2014	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)