Form 10-Q
period 2014-12-28
PRECISION CASTPARTS CORP
filed 2015-02-05
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2014
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
Number of shares of Common Stock, no par value, outstanding as of January 29, 2015: 141,767,677

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Net sales	$2,459	$2,338	$7,501	$7,017
Costs and expenses:
Cost of goods sold	1,629	1,533	4,915	4,622
Selling and administrative expenses	160	150	474	456
Interest expense	17	20	51	59
Interest income	(1)	(1)	(3)	(3)
Total costs and expenses	1,805	1,702	5,437	5,134
Income before income tax expense and equity in earnings of unconsolidated affiliates	654	636	2,064	1,883
Income tax expense	(210)	(204)	(667)	(607)
Equity in earnings of unconsolidated affiliates	(1)	—	(2)	1
Net income from continuing operations	443	432	1,395	1,277
Net income from discontinued operations	3	3	1	21
Net income	446	435	1,396	1,298
Net income attributable to noncontrolling interests	(1)	(2)	(1)	(5)
Net income attributable to Precision Castparts Corp. (“PCC”)	$445	$433	$1,395	$1,293
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$3.11	$2.96	$9.71	$8.73
Net income from discontinued operations	0.02	0.02	0.01	0.14
Net income per share	$3.13	$2.98	$9.72	$8.87
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$3.09	$2.94	$9.65	$8.67
Net income from discontinued operations	0.02	0.02	—	0.14
Net income per share	$3.11	$2.96	$9.65	$8.81
Weighted average common shares outstanding:
Basic	142.3	145.3	143.5	145.7
Diluted	143.2	146.5	144.5	146.7
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Net income	$446	$435	$1,396	$1,298
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	(119)	37	(191)	133
Pension and postretirement obligations	—	—	(2)	—
Gain (loss) on available-for-sale securities:
Unrealized loss on available-for-sale securities (net of income tax benefit of $0, $6, $2 and $3, respectively)	(2)	(12)	(11)	(6)
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 for all periods)	—	—	—	(1)
Gain (loss) on derivatives:
Unrealized (loss) gain due to periodic revaluations (net of income tax (benefit) expense of ($1), $0, ($4) and $2, respectively)	(6)	2	(8)	6
Less: reclassification adjustment for losses (gains) included in net income (net of income tax expense of $0, $0, $1 and $0, respectively)	1	(1)	(3)	—
Other comprehensive (loss) income, net of tax	(126)	26	(215)	132
Total comprehensive loss (income) attributable to noncontrolling interests	3	(3)	10	(10)
Total comprehensive income attributable to PCC	$323	$458	$1,191	$1,420
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	12/28/14	3/30/14
Assets
Current assets:
Cash and cash equivalents	$430	$361
Receivables, net	1,701	1,569
Inventories	3,740	3,426
Prepaid expenses and other current assets	78	105
Income tax receivable	24	5
Deferred income taxes	—	13
Discontinued operations	29	28
Total current assets	6,002	5,507
Property, plant and equipment, at cost	4,247	3,986
Accumulated depreciation	(1,823)	(1,679)
Net property, plant and equipment	2,424	2,307
Goodwill	6,717	6,614
Acquired intangible assets, net	3,765	3,440
Investment in unconsolidated affiliates	415	416
Other assets	291	263
Discontinued operations	37	39
	$19,651	$18,586
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$648	$2
Accounts payable	1,108	1,039
Accrued liabilities	584	555
Deferred income taxes	22	—
Discontinued operations	14	12
Total current liabilities	2,376	1,608
Long-term debt	3,498	3,569
Pension and other postretirement benefit obligations	456	442
Other long-term liabilities	554	603
Deferred income taxes	951	950
Discontinued operations	3	1
Commitments and contingencies (See Notes)
Equity:
Preferred stock	—	—
Common stock	142	145
Paid-in capital	724	1,487
Retained earnings	11,554	10,172
Accumulated other comprehensive loss	(633)	(418)
Total PCC shareholders' equity	11,787	11,386
Noncontrolling interest	26	27
Total equity	11,813	11,413
	$19,651	$18,586
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	12/28/14	12/29/13
Operating activities:
Net income	$1,396	$1,298
Net income from discontinued operations	(1)	(21)
Non-cash items:
Depreciation and amortization	239	216
Deferred income taxes	131	103
Stock-based compensation expense	42	45
Excess tax benefits from share-based payment arrangements	(12)	(20)
Other non-cash adjustments	(6)	(15)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(118)	111
Inventories	(258)	(252)
Prepaid expenses and other current assets	16	(16)
Income tax receivable and payable	(1)	(4)
Payables and accruals	1	11
Pension and other postretirement benefit plans	8	(36)
Dividends from equity method investments	—	28
Other non-current assets and liabilities	(199)	(40)
Net cash provided by operating activities of discontinued operations	4	17
Net cash provided by operating activities	1,242	1,425
Investing activities:
Acquisitions of businesses, net of cash acquired	(637)	(859)
Capital expenditures	(286)	(261)
Dispositions of businesses	24	64
Sale of marketable securities	—	38
Other investing activities, net	34	13
Net cash used by investing activities	(865)	(1,005)
Financing activities:
Net change in commercial paper borrowings	577	17
Principle payments of long-term debt	—	(201)
Common stock issued	56	68
Excess tax benefits from share-based payment arrangements	12	20
Repurchase of common stock	(877)	(293)
Cash dividends	(13)	(14)
Other financing activities, net	(2)	(1)
Net cash used by financing activities	(247)	(404)
Effect of exchange rate changes on cash and cash equivalents	(61)	41
Net increase in cash and cash equivalents	69	57
Cash and cash equivalents at beginning of period	361	280
Cash and cash equivalents at end of period	$430	$337

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

(2) Acquisitions
Fiscal 2015

•	During the second quarter of fiscal 2015, we completed a small acquisition in the Airframe Products segment.

•
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

Fiscal 2014

•	During the second quarter of fiscal 2014, we completed two small acquisitions in the Airframe Products segment.

•
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

•	During the third quarter of fiscal 2014, we completed two small acquisitions in the Forged Products segment.

•	During the fourth quarter of fiscal 2014, we completed a small acquisition in the Forged Products segment and a small acquisition in the Airframe Products segment.
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
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Net sales	$14	$23	$41	$88
Cost of goods sold	12	18	37	71
Selling and administrative expenses	1	2	4	7
Gain from operations before income taxes	1	3	—	10
Income tax benefit	1	—	1	—
Gain from operations	2	3	1	10
Gain on disposal, net of $0 tax expense in all periods	1	—	—	11
Net income from discontinued operations	$3	$3	$1	$21

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	12/28/14	3/30/14
Assets of discontinued operations:
Current assets	$29	$28
Net property, plant and equipment	13	16
Other assets	24	23
	$66	$67
Liabilities of discontinued operations:
Current liabilities	$14	$12
Long-term debt	1	1
Other long-term liabilities	2	—
	$17	$13

(4) Inventories
Inventories consisted of the following:

	12/28/14	3/30/14
Finished goods	$550	$498
Work-in-process	1,413	1,325
Raw materials and supplies	1,099	1,037
	3,062	2,860
Excess of LIFO cost over current cost	678	566
Total inventory	$3,740	$3,426

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
The changes in the carrying amount of goodwill by reportable segment for the nine months ended December 28, 2014 were as follows:

	Balance at		Adjustments, Currency Translation and Other [1]	Balance at
	3/30/14	Acquired		12/28/14
Investment Cast Products	$339	$—	$(1)	$338
Forged Products	3,667	—	(63)	3,604
Airframe Products	2,608	205	(38)	2,775
Total	$6,614	$205	$(102)	$6,717

1 Includes adjustments to the purchase price allocations of Permaswage and several other small acquisitions.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	December 28, 2014			March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$13	$(11)	$2	$13	$(10)	$3
Proprietary technology	2	(2)	—	2	(2)	—
Long-term customer relationships	492	(87)	405	499	(63)	436
Backlog	56	(40)	16	56	(32)	24
Revenue sharing agreements	29	(2)	27	29	(2)	27
	$592	$(142)	450	$599	$(109)	490
Unamortizable intangible assets:
Tradenames			702			657
Long-term customer relationships			2,613			2,293
Acquired intangibles, net			$3,765			$3,440
Amortization expense for finite-lived intangible assets for the three and nine months ended December 28, 2014 was $11 million and $33 million, respectively. Amortization expense for finite-lived intangible assets for the three and nine months ended December 29, 2013 was $12 million and $32 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $42 million for fiscal 2015. Amortization expense related to finite-lived intangible assets for fiscal 2014 was $41 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2016	$41
2017	34
2018	27
2019	28
2020	27
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed of, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Financing Arrangements
Long-term debt is summarized as follows:

	12/28/14	03/30/14
0.70% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	500	500
1.25% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $1)	999	999
2.50% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $5 and $5)	995	995
3.90% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	1,145	570
Other	10	10
	4,146	3,571
Less: Long-term debt currently due	648	2
Total	$3,498	$3,569

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2015	$—
2016	653
2017	1
2018	1,001
2019	1,000
Thereafter	1,500
Total	$4,155

On December 15, 2014, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 2015 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired December 2014. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreement may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of December 28, 2014.
On December 17, 2012, we issued $3.0 billion aggregate principal amount of notes (collectively, the “Notes”) as follows: $500 million of 0.70% Senior Notes due 2015 (the "2015 Notes"); $1.0 billion of 1.25% Senior Notes due 2018 (the "2018 Notes"); $1.0 billion of 2.50% Senior Notes due 2023 (the "2023 Notes"); and $500 million of 3.90% Senior Notes due 2043 (the "2043 Notes").
The Notes are unsecured senior obligations of the Company and rank equally with all of the other existing and future senior, unsecured and unsubordinated debt of the Company. The Company pays interest on the 2015 Notes on June 20 and December 20 of each year and pays interest on the 2018 Notes, the 2023 Notes and the 2043 Notes on January 15 and July 15 of each year.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of December 28, 2014, the amount of commercial paper borrowings outstanding was $1,145 million and the weighted average interest rate was 0.2%. For the nine months ended December 28, 2014, the average amount of commercial paper borrowings outstanding was $1,224 million and the weighted average interest rate was 0.2%. For the nine months ended December 29, 2013, the average amount of commercial paper borrowings outstanding was $595 million and the weighted average interest rate was 0.2%. During the first nine months of fiscal 2015, the largest daily balance of outstanding commercial paper borrowings was $1,525 million. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand.

The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of December 28, 2014 was $855 million due to our outstanding commercial paper borrowings of $1,145 million.
Our financial covenant requirement and actual ratio as of December 28, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	26.0%

[1]	Terms are defined in the Credit Agreements.
As of December 28, 2014, we were in compliance with the financial covenant in the Credit Agreements.

(7) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Amounts attributable to PCC shareholders:
Net income from continuing operations	$442	$430	$1,394	$1,272
Net income from discontinued operations	3	3	1	21
Net income attributable to PCC shareholders	$445	$433	$1,395	$1,293

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Weighted average shares outstanding-basic	142.3	145.3	143.5	145.7
Effect of dilutive stock-based compensation plans	0.9	1.2	1.0	1.0
Weighted average shares outstanding-dilutive	143.2	146.5	144.5	146.7

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three and nine months ended December 28, 2014, stock options to purchase 1.7 million and 1.3 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. For the three and nine months ended December 29, 2013, stock options to purchase 0.5 million and 0.4 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.
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
During the three months ended December 28, 2014, the Company repurchased 835,967 shares under this program at an average price paid per share of $232.62 for an aggregate purchase price of $194 million. During the nine months ended December 28, 2014, the Company repurchased 3,732,967 shares under this program at an average price paid per share of $235.02 for an aggregate purchase price of $877 million. As of December 28, 2014, the Company had repurchased 6,331,467 shares under this program for an aggregate purchase price of $1,457 million.

(8) Stock-based Compensation
During the three and nine months ended December 28, 2014 and December 29, 2013, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 30, 2014.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Cost of goods sold	$5	$5	$12	$13
Selling and administrative expenses	10	10	30	32
Stock-based compensation expense before income taxes	15	15	42	45
Income tax benefit	(5)	(5)	(13)	(14)
Total stock-based compensation expense after income taxes	$10	$10	$29	$31

(9) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized gains (losses) on available-for-sale securities.
Changes in AOCI by component, net of tax, for the three months ended December 28, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized (loss) gain on available-for-sale securities	Total
Balance at September 28, 2014	$(3)	$(485)	$—	$(19)	$(507)
OCI before reclassifications	(119)	—	(6)	(2)	(127)
Amounts reclassified from AOCI[1]	—	—	1	—	1
Net current period OCI	(119)	—	(5)	(2)	(126)
Balance at December 28, 2014	$(122)	$(485)	$(5)	$(21)	$(633)

Changes in AOCI by component, net of tax, for the nine months ended December 28, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized (loss) gain on available-for-sale securities	Total
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)
OCI before reclassifications	(191)	(2)	(8)	(11)	(212)
Amounts reclassified from AOCI[1]	—	—	(3)	—	(3)
Net current period OCI	(191)	(2)	(11)	(11)	(215)
Balance at December 28, 2014	$(122)	$(485)	$(5)	$(21)	$(633)

Changes in AOCI by component, net of tax, for the three months ended December 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available-for-sale securities	Total
Balance at September 29, 2013	$17	$(489)	$6	$19	$(447)
OCI before reclassifications	37	—	2	(12)	27
Amounts reclassified from AOCI[1]	—	—	(1)	—	(1)
Net current period OCI	37	—	1	(12)	26
Balance at December 29, 2013	$54	$(489)	$7	$7	$(421)

Changes in AOCI by component, net of tax, for the nine months ended December 29, 2013 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available-for-sale securities	Total
Balance at March 31, 2013	$(79)	$(489)	$1	$14	$(553)
OCI before reclassifications	133	—	6	(6)	133
Amounts reclassified from AOCI[1]	—	—	—	(1)	(1)
Net current period OCI	133	—	6	(7)	132
Balance at December 29, 2013	$54	$(489)	$7	$7	$(421)

[1]	Reclassifications out of AOCI for the three and nine months ended December 28, 2014 and December 29, 2013 were not significant.

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
As of December 28, 2014, there were $10 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of December 28, 2014, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 17 months. The amount of net notional foreign exchange contracts outstanding as of December 28, 2014 was approximately $730 million. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of December 28, 2014, accounts receivable included foreign exchange contracts of $5 million and accounts payable included foreign exchange contracts of $17 million. As of March 30, 2014, accounts receivable included foreign exchange contracts of $9 million and accounts payable included foreign exchange contracts of $4 million.
For the three months ended December 28, 2014 and December 29, 2013, we recognized $2 million of losses and $2 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives designated as hedging instruments. For the three months ended December 28, 2014 and December 29, 2013, we recognized $12 million of losses and $12 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.
For each of the nine months ended December 28, 2014 and December 29, 2013, we recognized $3 million of gains in the Condensed Consolidated Statements of Income for derivatives designated as hedging instruments. For the nine months ended December 28, 2014 and December 29, 2013, we recognized $22 million of losses and $27 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 28, 2014:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$33	$—	$—	$33
Derivative instruments	$—	$5	$—	$5
Liabilities:
Derivative instruments	$—	$17	$—	$17
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$52	$—	$—	$52
Available for sale securities	$46	$—	$—	$46
Derivative instruments	$—	$9	$—	$9
Liabilities:
Derivative instruments	$—	$4	$—	$4
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first nine months of fiscal 2015 or fiscal 2014.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $2,977 million compared to a book value of $2,997 million at December 28, 2014. At March 30, 2014, the estimated fair value of our long-term fixed rate debt instruments was $2,900 million compared to a book value of $2,996 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Service cost	$12	$13	$36	$39
Interest cost	29	26	87	78
Expected return on plan assets	(41)	(41)	(123)	(123)
Amortization of net actuarial loss	11	1	33	27
Amortization of prior service cost	1	13	3	15
Net periodic pension cost	$12	$12	$36	$36
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Service cost	$1	$—	$1	$1
Interest cost	1	1	4	4
Amortization of net actuarial loss	—	1	—	1
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$2	$2	$5	$6
During the three and nine months ended December 28, 2014, we contributed $5 million and $26 million, respectively, to the defined benefit pension plans, of which $2 million and $8 million, respectively, was voluntary. During the three and nine months ended December 29, 2013, we contributed $3 million and $68 million, respectively, to the defined benefit pension plans, of which $0 million and $50 million, respectively, was voluntary. We expect to contribute approximately $6 million of additional required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $32 million in fiscal 2015. Including contributions in the first nine months of fiscal 2015, we expect to contribute a total of approximately $7 million to the other postretirement benefit plans during fiscal 2015.

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
The Company's environmental liability balance was $465 million and $525 million at December 28, 2014 and March 30, 2014, of which $106 million and $61 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs or range of costs to remediate identified environmental conditions for which costs can be reasonably estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at December 28, 2014. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.

Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended over the next 41 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.

(14) New Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates the concept of an extraordinary item. As a result, entities will no longer segregate an extraordinary item from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings per share data applicable to an extraordinary item. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2018. The Company is in the process of determining the impact of this guidance on our consolidated financial position, results of operations, and cash flows.
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

	Three Months Ended		Nine Months Ended
	12/28/14	12/29/13	12/28/14	12/29/13
Net sales:
Investment Cast Products	$632	$609	$1,888	$1,833
Forged Products	1,029	1,007	3,192	3,083
Airframe Products	798	722	2,421	2,101
Consolidated net sales	$2,459	$2,338	$7,501	$7,017
Segment operating income (loss):
Investment Cast Products	$229	$218	$680	$650
Forged Products	239	257	813	773
Airframe Products	241	216	731	631
Corporate expenses	(39)	(36)	(112)	(115)
Total segment operating income	670	655	2,112	1,939
Interest expense	17	20	51	59
Interest income	(1)	(1)	(3)	(3)
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$654	$636	$2,064	$1,883

(16) Subsequent Event
During January 2015, we entered into $250 million of notional derivative swap contracts designed to hedge the risk of changes in interest rates in advance of an anticipated future fixed-rate debt issuance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended December 28, 2014 and December 29, 2013

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	12/28/14	12/29/13	$	%
Net sales	$2,459	$2,338	$121	5%
Costs and expenses:
Cost of goods sold	1,629	1,533	96	6
Selling and administrative expenses	160	150	10	7
Interest expense, net	16	19	(3)	(16)
Total costs and expenses	1,805	1,702	103	6
Income before income tax expense and equity in earnings of unconsolidated affiliates	654	636	18	3
Income tax expense	(210)	(204)	(6)	(3)
Effective tax rate	32.1%	32.1%
Equity in earnings of unconsolidated affiliates	(1)	—	(1)	(100)
Net income from continuing operations	443	432	11	3
Net income from discontinued operations	3	3	—	—
Net income	446	435	11	3
Net income attributable to noncontrolling interests	(1)	(2)	1	50
Net income attributable to Precision Castparts Corp. (“PCC”)	$445	$433	$12	3%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$3.09	$2.94	$0.15	5%
Net income per share from discontinued operations	0.02	0.02	—	—
Net income per share	$3.11	$2.96	$0.15	5%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	12/28/14	12/29/13	$	%
Nickel	$7.25	$6.34	$0.91	14%
London Metal Exchange (LME)[1]
Titanium	$3.05	$1.95	$1.10	56%
Ti 6-4 bulk, Metalprices.com
Cobalt	$14.22	$12.94	$1.28	10%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	12/28/14	12/29/13	$	%
Investment Cast Products[2]	$63	$72	$(9)	(13)%
Forged Products[3]	406	428	(22)	(5)%
Airframe Products[4]	70	54	16	30%
Total intercompany sales	$539	$554	$(15)	(3)%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $7 million and $11 million for the third quarter of fiscal 2015 and 2014, respectively.
[3]	Forged Products: Includes sales between segments of $28 million and $32 million for the third quarter of fiscal 2015 and 2014, respectively.
[4]	Airframe Products: Includes sales between segments of $1 million and $2 million for the third quarter of fiscal 2015 and 2014, respectively.

Sales for the third quarter of fiscal 2015 were $2,459 million, an increase of $121 million, or 5%, from $2,338 million in the same quarter last year. The current quarter includes the contribution from five businesses acquired in fiscal 2014 and two businesses acquired in the first nine months of fiscal 2015. Sales growth excluding these acquisitions and metal pricing was approximately 2% compared to last year, despite challenges from an aerospace customer's inventory actions, calendar year-end customer shipment deferrals, softening oil & gas markets, and extended equipment maintenance. Including the impact of acquisitions, aerospace sales increased 6% from the prior year, primarily within our Airframe Products segment. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. Commercial and regional/business jet aerospace sales improved, while military demand remained stable. Sales to our power markets increased 2% over the prior year, primarily as a result of further growth in industrial gas turbine ("IGT") sales. IGT sales have steadily increased as a result of higher content on new and upgrade platforms and higher spares requirements. Partially offsetting this growth were rapid declines in demand from our oil & gas customers and decreased extruded pipe activity due to an upgrade of a major forging press. General industrial and other sales increased 4%, primarily in the chemical transport and industrial process sectors, partially offset by lower sales to the pulp and paper sector.
Higher market-driven pricing of raw material inputs positively impacted external sales by approximately $16 million in the current period versus a year ago. As shown in the table above, the market price of nickel increased 14%, as reported on the LME, compared to the same period last year. Contractual material pass-through pricing increased sales by $57 million in the third quarter of fiscal 2015, compared to $65 million in the third quarter of fiscal 2014. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Net income from continuing operations attributable to PCC for the third quarter of fiscal 2015 was $442 million, or $3.09 per share (diluted), compared to net income from continuing operations attributable to PCC for the third quarter of fiscal 2014 of $430 million, or $2.94 per share (diluted). Net income attributable to PCC (including discontinued operations) for the third quarter of fiscal 2015 was $445 million, or $3.11 per share (diluted), compared with net income attributable to PCC of $433 million, or $2.96 per share (diluted), in the same quarter last year.
Interest and Income Tax
Interest expense for the third quarter of fiscal 2015 was $17 million, compared with $20 million for the third quarter of last year. On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes then outstanding, and therefore incurred interest expense associated with that debt in the prior year. Interest income was $1 million for both the third quarter of fiscal 2015 and fiscal 2014.
The effective tax rate for both the third quarter of fiscal 2015 and fiscal 2014 was 32.1%. The effective tax rate in the current period is primarily due to the extension of the research and development tax credit and the controlled foreign corporation look-through provisions of Subpart F and lower state taxes, offset by reduced benefits from non-recurring changes in tax assets and liabilities.
Acquisitions
Fiscal 2015

•	During the second quarter of fiscal 2015, we completed a small acquisition in the Airframe Products segment.

•
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

Fiscal 2014

•	During the second quarter of fiscal 2014, we completed two small acquisitions in the Airframe Products segment.

•
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

•	During the third quarter of fiscal 2014, we completed two small acquisitions in the Forged Products segment.

•	During the fourth quarter of fiscal 2014, we completed a small acquisition in the Forged Products segment and a small acquisition in the Airframe Products segment.
The purchase price allocations for certain acquisitions noted above are subject to further refinement.
Discontinued Operations
Net income from discontinued operations was $3 million, or $0.02 per share (diluted) for both the third quarter of fiscal 2015 and fiscal 2014. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. Net income from discontinued operations in the current quarter was primarily due to net operating gains at businesses held for sale, and adjustments associated with the prior closure of businesses.
Subsequent Event
During January 2015, we entered into $250 million of notional derivative swap contracts designed to hedge the risk of changes in interest rates in advance of an anticipated future fixed-rate debt issuance.
Fiscal 2016 Outlook
Based on data from The Airline Monitor as of February 2015, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2015 as compared to 2014. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately three to six months ahead of aircraft deliveries for mature programs. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2016, and therefore we anticipate that our aerospace sales will continue to increase in fiscal 2016 compared to fiscal 2015.
We have seen strong integration performance from our acquisitions, such as ADI, Permaswage, and TIMET, and expect that trend to continue into fiscal 2016. In addition, we are seeing IGT demand growth, reflecting our success winning share on new generation equipment. Lastly, we expect to benefit from continued operational efficiencies, such as Investment Cast Products segment margin expansion on stable revenues. We also anticipate significant challenges in fiscal 2016. Uncertainties that impact our fiscal 2016 outlook include military demand, oil & gas demand, customer inventory management actions, and other items such as foreign currency impacts and higher pension expense as a result of continued low interest rates. We have experienced a substantial erosion in our military activity over the past nine months, driven by lower spares volume, program wind-downs and slower than expected production ramps. We are also in the midst of a reduction of demand from our oil & gas customers, and we cannot predict when this market will recover. Additionally, we have noted the persistent destocking by an aerospace customer, which now approaches two years in duration. Lastly, the stronger U.S. dollar creates a translation headwind for a number of our international operations, and benchmark interest rates used for pension plan calculations have continued to fall. Despite the preceding negative factors, we believe our fiscal 2016 earnings will demonstrate growth over fiscal 2015. Fiscal 2016 growth should be driven by effective leverage of IGT market share gains, aerospace build rate expansions, initial production of next-generation engines, and strong cash generation and deployment to acquisitions and share repurchases.

Results of Operations by Segment - Comparison Between Three Months Ended December 28, 2014 and December 29, 2013

(in millions)	Three Months Ended		Increase/(Decrease)
	12/28/14	12/29/13	$	%
Net sales:
Investment Cast Products	$632	$609	$23	4%
Forged Products	1,029	1,007	22	2
Airframe Products	798	722	76	11
Consolidated net sales	$2,459	$2,338	$121	5%
Segment operating income (loss):
Investment Cast Products	$229	$218	$11	5%
% of sales	36.2%	35.8%
Forged Products	239	257	(18)	(7)
% of sales	23.2%	25.5%
Airframe Products	241	216	25	12
% of sales	30.2%	29.9%
Corporate expenses	(39)	(36)	(3)	8
Total segment operating income	670	655	$15	2%
% of sales	27.2%	28.0%
Interest expense, net	16	19
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$654	$636
Investment Cast Products
Investment Cast Products' sales were $632 million in the third quarter of fiscal 2015, compared to sales of $609 million in the third quarter of fiscal 2014, an increase of $23 million. Commercial aerospace sales increased by approximately 2% year over year, continuing a steady upward trajectory fueled by the segment's strong presence on all major aircraft/engine platforms, both in production and in development. Improved regional/business jet sales positively impacted segment sales, and military shipments were essentially flat compared to a low shipping profile a year ago. In addition, the segment saw growth of approximately 10% in IGT sales, driven by the Company's higher content on upgrade programs and new turbine designs, and growing spares demand. General industrial and other sales declined approximately 8%, primarily as a result of lower sales to the medical sector.
Operating income was $229 million in the third quarter of fiscal 2015, an increase of $11 million from $218 million in the third quarter of fiscal 2014. Operating income as a percent of sales for the third quarter of fiscal 2015 increased to 36.2% from 35.8% of sales in the same period last year, an increase of 0.4 percentage points. Investment Cast Products continued to deliver solid operating margins by effectively leveraging higher volumes. Contractual pricing related to pass-through of increased material costs was approximately $15 million in the third quarter of fiscal 2015, compared to approximately $16 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.9 percentage points in the third quarter of fiscal 2015 compared to 1.0 percentage point in the same period a year ago.
The Investment Cast Products segment has solid content on most major aircraft production platforms. Sales gains are expected to be driven by the next step-up in commercial build rates on platforms such as the Boeing 787 and A350 and narrow-body re-engining. However, aerospace growth will be tempered by flat military sales and the continued destocking by a single customer. Based on the incoming IGT orders, we expect IGT growth to continue in the fourth quarter of fiscal 2015 and into fiscal 2016 due to growth in high-efficiency, large-capacity new IGT platforms, IGT upgrade programs and higher spares activity.
Forged Products
Forged Products' sales were $1,029 million in the third quarter of fiscal 2015, compared to sales of $1,007 million in the third quarter of fiscal 2014, an increase of $22 million. Results for the third quarter of fiscal 2015 include contributions from three small acquisitions in fiscal 2014 that were not included for a full quarter in the prior year. Aerospace sales increased approximately 1% year over year, despite continued destocking at a single aerospace customer and late-quarter deferred shipments by customers at the end of the calendar year. The segment experienced growth in large commercial and regional/business jet sales, and flat military sales. Sales to the power markets decreased approximately 5%, driven by lower interconnect pipe sales due to manufacturing equipment maintenance at the segment's Houston facility as well as weaker oil &

gas activity. General industrial and other sales increased approximately 14% compared to the prior year, primarily due to higher sales to the chemical transport and industrial process sectors, partially offset by lower sales to the mining sector. Higher market-driven pricing of raw material inputs positively impacted external sales by approximately $16 million in the current period versus a year ago. The market price of nickel increased 14%, as reported on the LME, compared to the same period last year. Contractual material pass-through pricing contributed approximately $40 million of sales in the third quarter of fiscal 2015 compared to approximately $47 million of sales in the third quarter of fiscal 2014.
Operating income was $239 million for the third quarter of fiscal 2015, a decrease of $18 million from $257 million in the third quarter of fiscal 2014. Operating income as a percent of sales for the third quarter of fiscal 2015 decreased to 23.2% from 25.5% of sales in the same period last year. Operating income as a percent of sales decreased compared to a year ago due to higher costs related to extended equipment maintenance, higher material costs not offset by increases in selling prices due to timing at several facilities, lower productivity at several facilities, and lower margin sales to the general industrial sector. Partially offsetting this decrease were benefits from some relatively small favorable reductions of environmental obligations at various locations. Contractual pass-through of higher raw material costs diluted operating margins by 1.0 percentage point in the third quarter of fiscal 2015 compared to 1.3 percentage points in the same period a year ago.
Similar to the Investment Cast Products segment, the Forged Products segment is aligned with large commercial aerospace build rates. However, continued destocking by a single aerospace customer and flat military sales is expected to temper sales in the fourth quarter of fiscal 2015 and into fiscal 2016. The next step-up in build rates on platforms such as the Boeing 787 and A350 and narrow-body re-engining is anticipated to provide further upside approximately six to nine months ahead of build rates. Within the power markets, we anticipate interconnect pipe demand to remain intact, but growth rates may moderate. In addition, given the continued uncertainty in the oil and gas market, we cannot predict when this market will recover and further sales reductions may occur.
Airframe Products
Airframe Products' sales were $798 million for the third quarter of fiscal 2015, compared to sales of $722 million in the third quarter of fiscal 2014, an increase of $76 million. Results for the third quarter of fiscal 2015 include contributions from Permaswage and a small acquisition in fiscal 2014 and the results of ADI and a small acquisition in fiscal 2015 for a full quarter. Commercial aerospace sales, the chief driver of this segment, showed approximately 17% growth relative to the same period last year. The fastener operations continue to maintain a high level of activity to meet aerospace production schedules and to benefit from the rapid integration of the most recent acquisitions. Similarly, the aerostructures businesses saw further demand from its broad aerospace customer base, while ramping up production to support new contracts. General industrial and other sales decreased approximately 12% when compared to the prior year, primarily due to lower sales to the construction and pulp and paper sectors, partially offset by higher sales to the automotive sector.
Operating income was $241 million for the third quarter of fiscal 2015, an increase of $25 million from $216 million in the third quarter of fiscal 2014. Operating income as a percent of sales for the third quarter of fiscal 2015 increased to 30.2% from 29.9% of sales in the same period last year. Airframe Products continued to achieve strong operational drop-through as a result of focused integration of its most recent acquisitions and fixed and variable cost improvements at its base businesses.
Strong demand to support current build rates is expected to drive sales in the fasteners operations in fiscal 2016. Future step-ups will be tied to higher airframe rates. New business wins have secured market share for the aerostructures operations, and we anticipate the contracts in place will lead to increased production in the second half of fiscal 2016. Build rate increases on platforms such as the Boeing 787 and A350 and narrow-body re-engining should provide further upside over the next 24 months. Operating performance is expected to continue to benefit as base businesses improve key metrics and recent acquisitions deliver performance improvements.

Consolidated Results of Operations - Comparison Between Nine Months Ended December 28, 2014 and December 29, 2013

	Nine Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	12/28/14	12/29/13	$	%
Net sales	$7,501	$7,017	$484	7%
Costs and expenses:
Cost of goods sold	4,915	4,622	293	6
Selling and administrative expenses	474	456	18	4
Interest expense, net	48	56	(8)	(14)
Total costs and expenses	5,437	5,134	303	6
Income before income tax expense and equity in earnings of unconsolidated affiliates	2,064	1,883	181	10
Income tax expense	(667)	(607)	(60)	(10)
Effective tax rate	32.3%	32.2%
Equity in earnings of unconsolidated affiliates	(2)	1	(3)	(300)
Net income from continuing operations	1,395	1,277	118	9
Net income from discontinued operations	1	21	(20)	(95)
Net income	1,396	1,298	98	8
Net income attributable to noncontrolling interests	(1)	(5)	4	80
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,395	$1,293	$102	8%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$9.65	$8.67	$0.98	11%
Net income per share from discontinued operations	—	0.14	(0.14)	(100)
Net income per share	$9.65	$8.81	$0.84	10%

Average market price of key metals (per pound)	Nine Months Ended		Increase/(Decrease)
	12/28/14	12/29/13	$	%
Nickel	$8.04	$6.50	$1.54	24%
London Metal Exchange (LME)[1]
Titanium	$2.94	$1.88	$1.06	56%
Ti 6-4 bulk, Metalprices.com
Cobalt	$14.51	$13.45	$1.06	8%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Nine Months Ended		Increase/(Decrease)
	12/28/14	12/29/13	$	%
Investment Cast Products[2]	$201	$212	$(11)	(5)%
Forged Products[3]	1,405	1,277	128	10%
Airframe Products[4]	203	142	61	43%
Total intercompany sales	$1,809	$1,631	$178	11%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $26 million and $37 million for the first nine months of fiscal 2015 and 2014, respectively.
[3]	Forged Products: Includes sales between segments of $86 million and $91 million for the first nine months of fiscal 2015 and 2014, respectively.
[4]	Airframe Products: Includes sales between segments of $4 million and $5 million for the first nine months of fiscal 2015 and 2014, respectively.

Sales for the first nine months of fiscal 2015 were $7,501 million, an increase of $484 million, or 7%, from $7,017 million in the same period last year. The current period includes the contribution from seven businesses acquired in fiscal 2014 and two businesses acquired in the first nine months of fiscal 2015. Sales growth excluding these acquisitions and metal pricing was approximately 3% compared to last year, despite challenges from one of our aerospace customer's inventory actions. Lower market-driven pricing of raw material inputs, primarily titanium, negatively impacted external sales by approximately $30 million in the current period versus a year ago. The cost of rutile has decreased approximately 18%; purchased titanium sponge has decreased approximately 10%; and titanium revert has decreased approximately 12% over the prior year. Although the market price of aerospace grade solid titanium 6-4 bulk increased 56%, as reported on metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Contractual material pass-through pricing increased sales by $178 million in the first nine months of fiscal 2015, compared to $191 million in the first nine months of fiscal 2014. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Including the impact of acquisitions, aerospace sales increased 8% from the prior year, primarily in our Airframe Products segment. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial and regional/business jet aerospace sales was partially offset by a decline in military demand. Sales to our power markets increased 7% over the prior year, primarily as a result of growth in seamless interconnect pipe sales. IGT sales have steadily increased as a result of higher content on new and upgrade platforms and higher spares requirements. Partially offsetting this growth were rapid declines in demand from our oil & gas customers late in the period. General industrial and other sales increased 2% compared to the same period a year ago, due to higher sales to the industrial process and automotive sectors, partially offset by lower sales to the pulp and paper and construction sectors.
Net income from continuing operations attributable to PCC for the first nine months of fiscal 2015 was $1,394 million, or $9.65 per share (diluted), compared to net income from continuing operations attributable to PCC for the first nine months of fiscal 2014 of $1,272 million, or $8.67 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first nine months of fiscal 2015 was $1,395 million, or $9.65 per share (diluted), compared with net income attributable to PCC of $1,293 million, or $8.81 per share (diluted), in the same period last year.
Interest and Income Tax
Interest expense for the first nine months of fiscal 2015 was $51 million, compared with $59 million for the first nine months of last year. On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes then outstanding, and therefore incurred interest expense associated with that debt in the prior year. Interest income was $3 million for both the first nine months of fiscal 2015 and fiscal 2014.
The effective tax rate for the first nine months of fiscal 2015 was 32.3%, compared to 32.2% for the same period last year. The higher effective rate in the current period is primarily due to reduced benefits in the current period from non-recurring changes in tax assets and liabilities versus the same period last year, and reduced benefits from the federal manufacturing deduction, partially offset by lower state taxes and increased benefits from the extension of the federal research and development tax credit.
Discontinued Operations
Net income from discontinued operations was $1 million for the first nine months of fiscal 2015 compared with net income of $21 million, or $0.14 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net income from discontinued operations in the prior period was primarily due to a gain from the completion of a sale of a small non-core business in the first quarter of fiscal 2014.

Results of Operations by Segment - Comparison Between Nine Months Ended December 28, 2014 and December 29, 2013

(in millions)	Nine Months Ended		Increase/(Decrease)
	12/28/14	12/29/13	$	%
Net sales:
Investment Cast Products	$1,888	$1,833	$55	3%
Forged Products	3,192	3,083	109	4
Airframe Products	2,421	2,101	320	15
Consolidated net sales	$7,501	$7,017	$484	7%
Segment operating income (loss):
Investment Cast Products	$680	$650	$30	5%
% of sales	36.0%	35.5%
Forged Products	813	773	40	5
% of sales	25.5%	25.1%
Airframe Products	731	631	100	16
% of sales	30.2%	30.0%
Corporate expenses	(112)	(115)	3	(3)
Total segment operating income	2,112	1,939	$173	9%
% of sales	28.2%	27.6%
Interest expense, net	48	56
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$2,064	$1,883
Investment Cast Products
Investment Cast Products' sales were $1,888 million for the first nine months of fiscal 2015, compared to sales of $1,833 million in the first nine months of fiscal 2014, an increase of $55 million. Commercial aerospace sales increased by approximately 4% year over year, continuing a steady upward trajectory fueled by the segment's strong presence on all major aircraft/engine platforms, both in production and in development. Improved regional/business jet sales positively impacted segment sales, however growth was offset by continued weak demand in military markets. In addition, the segment saw growth of approximately 8% in IGT sales, driven by the Company's higher content on upgrade programs and new turbine designs and growing spares demand. General industrial and other sales declined approximately 9%, primarily as a result of lower sales to the non-aerospace military sector.
Operating income was $680 million for the first nine months of fiscal 2015, an increase of $30 million from $650 million in the first nine months of fiscal 2014. Operating income as a percent of sales for the first nine months of fiscal 2015 increased to 36.0% from 35.5% of sales in the same period last year, an increase of 0.5 percentage points. Investment Cast Products continued to deliver solid operating margins by effectively leveraging higher volumes. Contractual pricing related to pass-through of increased material costs was approximately $42 million in the first nine months of fiscal 2015, compared to approximately $49 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in the first nine months of fiscal 2015 compared to 0.9 percentage points in the first nine months of fiscal 2014.
Forged Products
Forged Products' sales were $3,192 million for the first nine months of fiscal 2015, compared to sales of $3,083 million in the first nine months of fiscal 2014, an increase of $109 million. Results for the first nine months of fiscal 2015 include contributions from three small acquisitions late in fiscal 2014 that were partially included in the prior year. The segment experienced stable aerospace sales year over year, with growth in regional/business jet sales offset by decreased military sales and flat large commercial sales that were impacted by continued destocking at a single aerospace customer. Sales to the power markets grew by approximately 7%, driven by higher interconnect pipe sales, partially offset by weaker oil & gas activity. General industrial and other sales increased approximately 8% compared to the prior year, primarily due to higher sales to the industrial process and chemical transport sectors, partially offset by lower sales to the mining sector. Lower market-driven pricing of raw material inputs, primarily titanium, negatively impacted external sales in the first nine months of fiscal 2015 as raw material input prices were approximately $30 million lower than a year ago. The cost of rutile has decreased approximately 18%; purchased titanium sponge has decreased approximately 10%; and titanium revert has decreased approximately 12% over the prior year. Although the market price of titanium 6-4 bulk increased 56%, as reported on

metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Contractual material pass-through pricing contributed approximately $129 million of sales in the first nine months of fiscal 2015, compared to approximately $136 million in the same period last year.
Operating income was $813 million for the first nine months of fiscal 2015, an increase of $40 million from $773 million in the first nine months of fiscal 2014. Operating income as a percent of sales for the first nine months of fiscal 2015 increased to 25.5% from 25.1% of sales in the same period last year. Operating income as a percent of sales increased 0.4 percentage points compared to a year ago, due in part to operational improvements that are being implemented at TIMET. TIMET continues to drive further cost reduction and productivity initiatives across its base manufacturing facilities and to extract value from more effective asset utilization. The segment also benefited from some relatively small adjustments in the first nine months of fiscal 2015, including favorable reductions of environmental obligations at various facilities, reductions in a contingent purchase price obligation and an employment-related liability, and receipt of an insurance recovery. However, customer inventory adjustment challenges and lower oil & gas demand negatively impacted the Forged Products segment. Contractual pass-through of higher raw material costs diluted operating margins by 1.0 percentage point in the first nine months of fiscal 2015 compared to 1.1 percentage points in the same period a year ago.
Airframe Products
Airframe Products' sales were $2,421 million for the first nine months of fiscal 2015, compared to sales of $2,101 million in the first nine months of fiscal 2014, an increase of $320 million. Results for the first nine months of fiscal 2015 include contributions from Permaswage and three small acquisitions in fiscal 2014 and the results of ADI for eight months. Commercial aerospace sales, the chief driver of this segment, showed approximately 21% growth relative to the same period last year. The fastener operations continue to maintain a high level of activity to meet aerospace production schedules and to benefit from the rapid integration of the most recent acquisitions. Similarly, the aerostructures businesses saw further demand from a broad aerospace customer base, while ramping up production to support new contracts. General industrial and other sales decreased approximately 7% when compared to the prior year, primarily due to lower sales to the construction and industrial process sectors, partially offset by higher sales to the automotive sector.
Operating income was $731 million for the first nine months of fiscal 2015, an increase of $100 million from $631 million in the first nine months of fiscal 2014. Operating income as a percent of sales for the first nine months of fiscal 2015 increased to 30.2% from 30.0% of sales in the same period last year. Airframe Products continued to achieve strong operational drop-through as a result of focused integration of its most recent acquisitions, effective leverage of increased assets, and strategic deployment of production assets.

Changes in Financial Condition and Liquidity
Total assets of $19,651 million at December 28, 2014 represented a $1,065 million increase from the $18,586 million balance at March 30, 2014. The increase in total assets principally reflects cash generated from operations during the first nine months of fiscal 2015 totaling $1,242 million and tangible and intangible assets acquired with the purchase of ADI, which was funded by commercial paper borrowings, partially offset by the repurchase of common stock.
Total capitalization at December 28, 2014 was $15,934 million, consisting of $4,147 million of total debt and $11,787 million of PCC shareholders' equity. The debt-to-capitalization ratio increased to 26.0% at December 28, 2014 from 23.9% at the end of fiscal 2014, reflecting additional commercial paper borrowings to fund the acquisition of ADI and common stock repurchases, and lower cumulative translation adjustments, partially offset by the impact of increased equity from net income.
Cash as of December 28, 2014 was $430 million, an increase of $69 million from the end of fiscal 2014. Total debt was $4,147 million, an increase of $575 million from the end of fiscal 2014. The net change in cash and debt primarily reflects stock repurchases of $877 million, cash paid to acquire businesses (net of cash acquired) of $637 million, and capital expenditures of $286 million, partially offset by cash generated by operations for the first nine months of fiscal 2015 of $1,242 million, dispositions of businesses of $24 million, and cash received from a promissory note repayment of $15 million.
We expect our baseline capital expenditures for fiscal 2015 to be moderately higher than fiscal 2014 based on our current forecasts. These expenditures are targeted for new buildings and facility expansions to increase capacity, and new equipment purchases and refurbishments, primarily in the Forged Products and Airframe Products segments.
In the first nine months of fiscal 2015, we contributed $26 million to our defined benefit pension plans, of which $8 million was voluntary. We expect to contribute approximately $6 million of additional required contributions in fiscal 2015, for total contributions to the defined benefit pension plans of approximately $32 million in fiscal 2015. Including contributions in the first nine months of fiscal 2015, we expect to contribute a total of approximately $7 million to other postretirement benefit plans during fiscal 2015.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of December 28, 2014, the amount of commercial paper borrowings outstanding was $1,145 million and the weighted average interest rate was 0.2%. For the nine months ended December 28, 2014, the average amount of commercial paper borrowings outstanding was $1,224 million and the weighted average interest rate was 0.2%. For the nine months ended December 29, 2013, the average amount of commercial paper borrowings outstanding was $595 million and the weighted average interest rate was 0.2%. During the first nine months of fiscal 2015, the largest daily balance of outstanding commercial paper borrowings was $1,525 million.
On December 15, 2014, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 2015 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired December 2014. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of December 28, 2014.
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
On December 17, 2012, we issued $3.0 billion aggregate principal amount of notes (collectively, the “Notes”) as follows: $500 million of 0.70% Senior Notes due 2015 (the "2015 Notes"); $1.0 billion of 1.25% Senior Notes due 2018 (the "2018 Notes"); $1.0 billion of 2.50% Senior Notes due 2023 (the "2023 Notes"); and $500 million of 3.90% Senior Notes due 2043 (the "2043 Notes").
The Notes are unsecured senior obligations of the Company and rank equally with all of the other existing and future senior, unsecured and unsubordinated debt of the Company. The Company pays interest on the 2015 Notes on June 20 and December 20 of each year and pays interest on the 2018 Notes, the 2023 Notes and the 2043 Notes on January 15 and July 15 of each year.
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of December 28, 2014 was $855 million due to our outstanding commercial paper borrowings of $1,145 million.
Our financial covenant requirement and actual ratio as of December 28, 2014 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	26.0%

[1]	Terms are defined in the Credit Agreements.
As of December 28, 2014, we were in compliance with the financial covenant in the Credit Agreements.
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
Environmental Costs
Total environmental liabilities accrued at December 28, 2014 and March 30, 2014 were $465 million and $525 million, respectively. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $400 million at December 28, 2014. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period.
Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended over the next 41 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.
Unconsolidated Affiliates
We have equity interests in various businesses, which we account for under the equity method as we do not exercise control of the major operating and financial policies. The carrying value of our investments as of December 28, 2014 and March 30, 2014 was $415 million and $416 million, respectively. We regularly assess the profitability and valuation of our investments for any potential impairment. At various times, we may be in discussions with the other owners of these businesses on a variety of topics, including status of the jointly owned entities. It is possible that in future periods, the outcome of these discussions will cause PCC to reevaluate whether our investments are impaired.
Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 29, 2014.
Forward-Looking Statements
Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing and market acceptance of new commercial and military programs, and our ability to accelerate production levels to timely match order increases on new or existing programs; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims and contractual liability; cybersecurity threats; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; the timing of new acquisitions; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; fluctuations in oil & gas prices and production; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
We also sell products and services to customers in the oil and gas, automotive, chemical and petrochemical, medical, industrial process, and other general industrial markets. Each of these markets is cyclical in nature, and the market for oil and gas products can be particularly volatile. Customer demand for our products or services in these markets may fluctuate widely depending upon U.S. and world economic conditions, the availability of financing and industry-specific factors, which for the oil and gas market include the levels of exploration, development, and production activity of oil and natural gas companies and the trends in oil and natural gas prices. Cyclical declines or sustained weakness in any of these markets could have a material adverse effect on our business.
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
Product liability and contractual liability risks could adversely affect our operating results.
We produce many critical parts for commercial and military aircraft, for high-pressure applications in power plants and for oil and gas applications. Failure of our parts could give rise to substantial product liability claims. We maintain insurance addressing the risk of product liability claims arising from bodily injury or property damage (which generally does not include damages for pollution or environmental liability), but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us. We manufacture most of our parts to strict contractually-established standards, tolerances and delivery schedules using complex manufacturing processes. If we fail to meet the contractual requirements for a product we may be subject to contractual liability costs and claims. Contractual liability costs are generally not insured.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of our common stock during the quarter ended December 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
9/29/14-11/2/14	30,769	$220.56	5,526,269	$1,231
11/3/14-11/30/14	319,231	$232.12	5,845,500	$1,156
12/1/14-12/28/14	485,967	$233.71	6,331,467	$1,043
Total	835,967	$232.62	6,331,467	$1,043

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
(a) Exhibits

10.1
Credit Agreement, dated December 15, 2014, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank, Ltd., PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and other lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2014).

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

PRECISION CASTPARTS CORP.

DATE:	February 5, 2015	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)