Form 10-K
period 2015-03-29
PRECISION CASTPARTS CORP
filed 2015-05-28
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 29, 2015
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
Large accelerated filer ☒            Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant as of September 26, 2014, was $34,132,467,040.
As of the close of business on May 19, 2015, the Registrant had 138,228,926 shares of Common Stock, without par value, outstanding.
Portions of the Registrant’s Proxy Statement to be filed in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

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
Investment Cast Products
Our Investment Cast Products segment manufactures investment castings for aircraft engines, IGT engines, airframes, medical implants, armament, unmanned aerial vehicles and other industrial applications. The segment also provides alloys to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 25 percent of our sales in fiscal 2015.
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
Large jet aircraft engines are manufactured by a limited number of suppliers, including General Electric (“GE”), Pratt & Whitney (a division of United Technologies Co.), Rolls-Royce and several joint venture partners. With this highly concentrated and sophisticated customer base, we believe customer service and long-term customer relationships will continue to be important to achieving our goals. We have been supplying castings for jet engines to GE, Pratt & Whitney and Rolls-Royce for several decades. As we have been able to cast larger and more complex parts, manufacturers of large jet aircraft engines have increased their use of our structural castings.
Aerospace Structural Castings
Our structural castings business manufactures the largest-diameter, nickel-based superalloy, titanium and stainless steel investment castings in the world, as well as a variety of medium and small structural castings in these same alloys and in aluminum. The nickel, titanium and steel castings are stationary components that form portions of the fan, compressor, combustor and turbine sections of a jet aircraft engine, where strength and structural integrity are critical. Aluminum structural castings are used in such applications as doors and thrust reversers. Structural investment castings are sold primarily as original equipment to jet aircraft engine manufacturers.
We believe that trends in the design of aircraft jet engines will continue to increase our revenue per engine. As the design of new-generation aircraft engines has emphasized increased thrust, higher fuel efficiency and reduction of noise and exhaust emissions, engine operating temperatures and pressures have increased. These conditions require the use of engine parts made of alloys that are able to withstand extreme operating conditions and provide an optimum strength-to-weight ratio. Many of these alloys are particularly suited for use in the investment castings we manufacture. In addition, titanium, a metal with a lower melting temperature than stainless steel or superalloys, is used for structural castings in all but the hottest parts of the engine because of its high mechanical properties and considerable weight savings. Titanium is a challenging metal to cast because of its reaction with other elements. However, we have developed the advanced technology and manufacturing processes to cast large, complex investment castings in a variety of titanium alloys. Many new-generation engines, which are expected to be built through the next decade and beyond, make significantly greater use of our products than did previous engine designs.
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
We use various casting technologies to manufacture turbine airfoils. A conventional casting process enables us to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. In addition, we have developed a process to cast titanium aluminide blades, the first use of lightweight titanium in the hot section of an aircraft engine. These airfoils are incorporated into the GEnX engine for the Boeing 787.
As engines continue to target increased fuel efficiency and lower emissions, the turbine sections of these engines must burn hotter. As a result, the major aircraft engine manufacturers have increasingly been designing their engines with a greater number of DS and SX blades and vanes. The DS and SX cast airfoils we produce, with their complex cooling passages, have been instrumental in enabling these engines to operate at higher temperatures. SX cast airfoils are used in both new and redesigned engines where performance requirements are higher.
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
IGT manufacturers have significantly improved the efficiency and reduced the emissions profiles of industrial gas turbines, principally by incorporating advanced components in new engines as well as in refurbished and upgraded turbines in the field. We have leveraged our DS and SX airfoil casting knowledge from the aerospace market into the IGT market to produce blades and vanes that are better able to withstand the extreme heat and stresses of new, higher-temperature gas turbines. IGT engines are built with investment castings that are similar, but much larger, than the blades and vanes we manufacture for the aerospace market. Because of their size, IGT airfoils are usually more difficult to cast than smaller aerospace airfoils with the same properties.
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
Forged Products
We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Therefore, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products, with the exception that Forged Products' IGT sales are mainly for OEM new equipment. We also produce seamless pipe for coal-fired, industrial gas turbine and nuclear power plants, as well as downhole casings and clad pipe for severe service oil and gas environments. In addition, we manufacture high-performance, nickel-based alloys used to produce forged components for aerospace and non-aerospace applications in such markets as oil and gas, chemical processing and pollution control. Our titanium products are used to manufacture components for the commercial and military aerospace, power generation, energy, and industrial end markets. The Forged Products segment accounted for approximately 43 percent of our sales in fiscal 2015.
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
Our forged component operations, which employ nine different manufacturing processes, involve heating high-temperature nickel alloys, titanium or steel and then shaping the metal through pressing or extrusion, using hydraulic and mechanical presses with capacities ranging up to 50,000 tons. The process employed is determined based on the raw materials and the product application. The nine manufacturing processes are summarized below:
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
As a fully integrated titanium component manufacturer, our breadth of production capabilities enable us to start with titanium-bearing sands and deliver a finished titanium shape to our end customer. Our titanium sponge production employs a vacuum distillation process and combines a titanium-containing feedstock ore with chlorine and petroleum coke to produce titanium tetrachloride, which is then reacted with magnesium to produce sponge. Melted products (ingot, electrode and slab) are produced by melting sponge, titanium scrap and alloying agents to produce various grades of titanium products. Mill products are produced by forging or rolling melt products into smaller gauge materials, including billet, bar, plate, sheet, strip and pipe. Our melting processes employ vacuum arc remelting (VAR) and electron-beam cold-hearth melting (EBCHM) single melt and EBCHM plus VAR; in addition, we have installed and are seeking qualification for plasma cold-hearth melting plus VAR capability. Our mill product processes include open die forging, vacuum annealing, rotary/radial forging, vacuum creep flattening and rolling mills. We also operate a global network of service centers that sell value-added and customized mill products.
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
Airframe Products
We are a leading developer and manufacturer of highly engineered fasteners, fastener systems, aerostructures and precision components, primarily for critical aerospace applications. Much of our Airframe Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments, with the exception that our aerostructures business is primarily driven by original equipment demand. In this regard, Airframe Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation. The Airframe Products segment accounted for approximately 32 percent of our sales in fiscal 2015.
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
The Airframe Products segment also includes businesses that produce refiner plates for use in the pulp and paper industry; grinder pumps and affiliated components for low-pressure sewer systems for residential and commercial applications; critical auxiliary equipment and gas monitoring systems utilized in the power generation industry; critical engineered fasteners and cold-formed parts for the automotive and general industrial market; and a broad range of thread-rolling dies, trimming dies, pins and steel and carbide forging tools for fastener production, principally for aerospace, automotive, and general industrial and other applications.
In fiscal 2015, we acquired two businesses in the Airframe Products segment, including Aerospace Dynamics International ("ADI"). ADI is one of the premier suppliers in the aerospace industry, operating a wide range of high-speed machining centers. ADI has developed particular expertise in large complex components, hard-metal machining, and critical assemblies. ADI is located in Valencia, California, and employs approximately 625 people.

Sales and Distribution
We sell our complex metal components and products into three major market areas: aerospace, power, and general industrial and other. The percentage of sales to these markets is shown below for fiscal 2015, 2014 and 2013.

Our sales to the aerospace market of $6,961 million in fiscal 2015 increased 6 percent from $6,547 million in fiscal 2014. Sales to the aerospace market as a percentage of total net sales increased from 69 percent in fiscal 2014 to 70 percent in fiscal 2015, principally reflecting our strong positions on key growth commercial aerospace platforms, including the Boeing 787, Airbus A350 and the next-generation narrow-bodies. Our sales to the aerospace market of $6,547 million in fiscal 2014 increased 20 percent from $5,472 million in fiscal 2013. Sales to the aerospace market as a percentage of total net sales increased from 65 percent in fiscal 2013 to 69 percent in fiscal 2014, principally reflecting stable aircraft schedules and continued share gains on new airframe and engine development programs, and sales from acquired businesses.
Our sales of investment cast products and forged products are made through direct sales personnel located in each business operation and through field sales representatives located at U.S. and international locations near our major customers, as well as through distributors. Our airframe products and services are sold through a worldwide network of distributors and independent sales representatives and by a direct sales and marketing staff. Industrial metalworking tools and other metal products are sold by both internal sales forces and sales representatives in the U.S., Europe, Asia, Australia and Latin America. Due to the sophisticated nature of our products, our sales efforts require technical personnel to work closely with customers to identify and assist in the development of new and modified products and to provide other services that are necessary to obtain new and repeat orders.
For information on revenue from external customers, profit or loss and total assets for each segment, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 19—Segment information.

Major Customers
Net direct sales to General Electric Company were approximately 13 percent, 13 percent and 15 percent of total sales in fiscal 2015, 2014 and 2013, respectively, as follows:

	2015	2014	2013
Investment Cast Products	$828	$736	$697
Forged Products	435	412	540
Airframe Products	36	66	39
	$1,299	$1,214	$1,276

No other customer directly accounted for more than 10 percent of total sales; however, The Boeing Company, Airbus, Rolls-Royce plc, United Technologies Corporation, and Spirit AeroSystems are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Backlog
The backlog of unfilled orders believed to be firm at the end of each of our last three fiscal years was $8.1 billion as of March 29, 2015, $7.3 billion as of March 30, 2014, and $6.8 billion as of March 31, 2013. The majority of the backlog is for sales to aerospace and power market customers in the Investment Cast Products, Forged Products and Airframe Products segments. The increase in backlog during fiscal 2015 reflects sales of machined parts mainly for the commercial aerospace market. The increase in backlog during fiscal 2014 reflects the continued growth in commercial aerospace and power markets, including interconnect pipe. Approximately 72 percent of our backlog is expected to be filled within the 2016 fiscal year.
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
In the Investment Cast Products segment, our principal competitor is Alcoa Inc. ("Alcoa"). Alcoa produces superalloy, titanium, stainless steel and aluminum investment castings principally for the aerospace and IGT markets. We believe that Alcoa is capable of producing investment castings comparable to all but the largest and most complex of our structural investment castings. We also believe Alcoa has the financial and technical resources to produce structural castings as large and complex as those produced by us, should they decide to do so. In addition, Allegheny Technologies, Inc. ("ATI"), manufactures large titanium investment castings for jet engine and airframe applications. Many other companies throughout the world also produce superalloy, titanium, stainless steel and aluminum investment castings, and some of these companies currently compete with us in the aerospace and other markets. Others are capable of competing with us if they choose to do so.
In the Forged Products segment, our largest competitors are ATI, Aubert & Duval SAS, and Otto Fuchs KG for aerospace turbine products, Alcoa for aerospace structural products, Vallourec SA and Nippon Steel Sumitomo Metal Corporation for energy products and ATI, Carpenter Technology Corporation, and ThyssenKrupp AG for nickel-based alloys and superalloys. We also face increased competition from international companies as customers seek lower cost sources of supply.
Our principal competitors in the aerospace titanium market are ATI and RTI International Metals, Inc. ("RTI"), both based in the U.S., and Verkhnaya Salda Metallurgical Production Organization ("VSMPO"), based in Russia. UNITI (a joint venture between ATI and VSMPO), RTI and certain Japanese producers are our principal competitors in the industrial and emerging markets.

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
Our Airframe Products operations compete with a large number of companies based primarily on technology, price, service, product quality, product performance and delivery performance. Of these companies, our largest competitors are Alcoa, LISI, and TransDigm Group, Inc., in fastener products, and GKN PLC, Triumph Group, Inc., Mitsubishi Heavy Industries, Ltd., Kawasaki Heavy Industries, Ltd., and the internal machining operations of certain of our OEM customers in aerostructures products. We believe that we maintain our strong market position through our high-quality product performance, service to our customers and competitive synergies with other PCC business units.

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

Employees
At March 29, 2015, we had approximately 30,100 employees, including nearly 7,750 employees in the Investment Cast Products segment, approximately 9,450 employees in the Forged Products segment, approximately 12,550 employees in the Airframe Products segment, approximately 150 employees in corporate functions, and approximately 200 employees in discontinued operations. Approximately 22 percent of our employees are affiliated with unions or covered by collective bargaining agreements. We expect to negotiate 13 collective bargaining agreements affecting approximately 7 percent of the workforce during fiscal 2016. Management believes that labor relations in the Company have generally been satisfactory.

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
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. At March 29, 2015, we had accrued environmental liabilities of approximately $448 million. We believe these liabilities are adequate to cover the cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters. Our liabilities represent our best estimate of probable future obligations for the investigation and remediation of known contaminated sites. The liabilities include potential costs associated with asserted and unasserted claims. Our actual future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined. The estimate of our environmental costs is based on currently available facts, present laws and regulations, and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. Further, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we have identified vary across the spectrum, many of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates, and our accruals associated with those sites, are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within an estimated 41 years.
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
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $5 million to satisfy these asset retirement obligations. However, we have not recognized a liability for an asset retirement obligation at two of our manufacturing facilities, because the fair value of the retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

Forward-looking Statements
Information included within this Form 10-K describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing, and market acceptance of new commercial and military programs, and our ability to accelerate production levels to meet order increases on new or existing programs in a timely fashion; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; changes in inventory valuations; cybersecurity threats; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; the timing of new acquisitions; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; fluctuations in oil & gas prices and production; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and the implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
We operate in cyclical markets.
A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 70 percent of our total sales in fiscal 2015. Our sales to the power market constituted 17 percent of our total sales in fiscal 2015.
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, Airbus, Spirit AeroSystems, and The Boeing Company. General Electric accounted for approximately 13 percent of our total sales for fiscal 2015. No other customer directly accounted for more than 10 percent of total sales; however, Boeing, Airbus, Rolls Royce, Spirit AeroSystems, and United Technologies are also considered key customers. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.
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
Sales to the military sector constituted approximately 10 percent of our fiscal 2015 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and which are canceled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.
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
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimates of our environmental costs are based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, a majority of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within an estimated 41 years. We cannot ensure that our estimated liabilities are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts accrued.
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
We purchase products from and supply products to businesses located outside of the U.S. We also have significant operations located outside the U.S. In fiscal 2015, approximately 17 percent of our total sales were attributable to our non-U.S.

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
A majority of our sales of extruded pipe for the power generation market have been exported to power generation customers in China. These sales are subject to the risks associated with international sales generally. In addition, changes in demand could result from a reduction of power plant build rates in China due to economic conditions or otherwise, or increased competition from local manufacturers who have cost advantages or who may be preferred suppliers, or effects of anti-dumping or other import duties. Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese market participants such as us are rapidly changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business.
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
Our inventories could be subject to significant valuation changes due to our use of the last-in, first-out ("LIFO") inventory valuation method.
The cost for the majority of our inventories is determined on a LIFO basis. Under the LIFO valuation method for inventories, changes in the cost inputs to produce inventories, including raw materials, labor and fixed costs, are recognized in cost of goods sold in the current period. Accordingly, the carrying value of our LIFO inventories may be higher or lower than current replacement costs for such inventory. When LIFO cost is greater than current cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. As of March 29, 2015, the LIFO cost of our inventories exceeds the current cost by $679 million. The key drivers that are causing our LIFO costs to exceed current costs are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading of “Critical accounting policies” and the sub-heading “Valuation of inventories.” If actual demand is significantly less than the future demand that we have projected, inventory write-downs may be required, which could have a material adverse effect on the value of our inventories and reported operating results.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are described below:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	1	—	42,118	42,118
International	1	1,312	—	1,312
Investment Cast Products
Domestic	50	783,520	2,519,127	3,302,647
International	4	—	404,856	404,856
Forged Products
Domestic	87	2,481,706	9,623,890	12,105,596
International	33	998,068	2,083,465	3,081,533
Airframe Products
Domestic	79	1,753,133	3,871,063	5,624,196
International	28	596,066	1,092,836	1,688,902
Discontinued Operations
Domestic	2	—	120,200	120,200
International	4	295,576	44,882	340,458
Total Company
Domestic	219	5,018,359	16,176,398	21,194,757
International	70	1,891,022	3,626,039	5,517,061
Total	289	6,909,381	19,802,437	26,711,818

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products; see Item 7. Management’s Discussion and Analysis.

ITEM 3.	LEGAL PROCEEDINGS
For a general description of environmental matters, see Item 1. Business—Environmental Compliance.
As of March 29, 2015, there were approximately 117 lawsuits pending against the Company alleging personal injury as the result of exposure to particulates, including asbestos, integrated into our premises or processes or into certain historical products.  It is frequently not possible at the outset of a case to determine which of the plaintiffs actually will pursue a claim against the Company.  Typically, that can only be determined through discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs, unless otherwise expressed in the pleadings, the Company accounts for the lawsuit as one claim against it.  Provided below is a chart showing the number of new claims filed (as described above), the number of claims disposed of (settled or otherwise dismissed) and the approximate dollar amount paid by or on behalf of (including through insurance) the Company in settlement of these claims:

Fiscal	2015	2014
New Claims Filed	44	42
Claims Disposed Of	21	12
Dollars Paid in Settlement (in millions)	$—	$—

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT (a)

Name	Officer Since	Age	Position Held With the Registrant
Mark Donegan	(b) 1992	58	Chairman and Chief Executive Officer
Shawn R. Hagel	(c) 1997	49	Executive Vice President, Chief Financial Officer and Assistant Secretary
Ruth A. Beyer	(d) 2013	59	Senior Vice President, General Counsel and Secretary
Steven G. Hackett	(e) 2004	57	Executive Vice President
Andrew V. Masterman	(f) 2012	47	Executive Vice President and President - Wyman-Gordon
James R. Pieron	(g) 2015	60	Senior Vice President and President - TIMET and Special Metals
Alan J. Power	(h) 2015	52	Senior Vice President and President - Airframe Products
Kirk G. Pulley	(i) 2004	46	Vice President - Strategic Planning and Corporate Development
_________________________

(a)
The above information is reported as of May 21, 2015. The officers serve for a term of one year and until their successors are elected. Unless otherwise indicated, all positions have been held for the last five years.

(b)
Elected Chairman in 2003 and Chief Executive Officer in 2002. Previously was elected Executive Vice President in 1992. Named President - Wyman-Gordon in 1999. Previously served as President - PCC Structurals.

(c)	Elected Executive Vice President in 2012 and Chief Financial Officer and Assistant Secretary in 2008. Previously was elected Vice President and Corporate Controller in 2000.

(d)	Elected Senior Vice President, General Counsel and Secretary in 2013. Prior to joining PCC, she was a Partner at Stoel Rives LLP.

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

(f)
Elected Executive Vice President and President - Wyman-Gordon in May 2015. Previously elected Executive Vice President and President - Airframe Products in November 2013. He became Senior Vice President in August 2013 and President - PCC Fastener Products and a PCC Vice President in April 2012. Prior to joining PCC, he served as President & CEO of ESAB North America.

(g)
Elected Senior Vice President and President - TIMET and Special Metals in May 2015. He became President of TIMET in October 2013 and prior to that served as TIMET’s Executive Vice President of Global Operations.

(h)
Elected Senior Vice President and President - Airframe Products in May 2015. Prior to joining PCC, he was President and Chief Operating Officer from 2009 to 2013 of the Industrial & Automotive and Gates Corporation divisions of Tomkins plc.

(i)	Elected Vice President - Strategic Planning and Corporate Development in 2004. Prior to joining PCC, he was a Vice President in investment banking with Goldman Sachs & Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of March 29, 2015, there were 793 shareholders of record of our common stock. The principal market for our common stock is the New York Stock Exchange, where it trades under the symbol PCP. For information concerning the quarterly high and low sales prices of PCC common stock and dividend data, refer to the Quarterly Financial Information table in Item 8. Financial Statements and Supplementary Data. We expect to continue to pay quarterly cash dividends, subject to our earnings, financial condition and other factors.
Return to Shareholders Performance Graph
The following line graph provides a comparison of the annual percentage change in the Company’s cumulative total shareholder return on its common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Aerospace and Defense Index. The comparison assumes that $100 was invested on March 31, 2010 in PCC common stock and in each of the foregoing indices and, in each case, assumes the reinvestment of dividends.

MEASUREMENT PERIOD
(by fiscal year)

	2010	2011	2012	2013	2014	2015
S&P 500	100.00	116.50	125.82	143.39	173.35	196.29
S&P 500 Aerospace & Defense	100.00	111.27	115.76	134.28	189.54	218.50
Precision Castparts Corp.	100.00	120.94	139.87	153.51	200.53	171.95

Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock during the quarter ended March 29, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
12/29/14-2/1/15	2,339,368	$208.29	8,670,835	$556
2/2/15-3/1/15	863,798	$212.30	9,534,633	$372
3/2/15-3/29/15	277,461	$209.09	9,812,094	$314
Total	3,480,627	$209.35	9,812,094	$314

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

*
On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. The Company intends to repurchase outstanding shares from time to time in the open market, subject to market conditions.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary of Selected Financial Data

(Unaudited) (In millions, except employee, shareholder and per share data)
Fiscal	2015	2014	2013	2012	2011
Net sales	$10,005	$9,533	$8,347	$7,202	$6,209
Net income	$1,533	$1,784	$1,430	$1,226	$1,015
Net income attributable to PCC shareholders:
Continuing operations	$1,545	$1,752	$1,431	$1,230	$1,009
Net income attributable to PCC shareholders	$1,530	$1,777	$1,427	$1,224	$1,014
Return on sales from continuing operations	15.4%	18.4%	17.1%	17.1%	16.3%
Return on beginning shareholders’ equity from continuing operations	13.5%	17.9%	17.1%	17.2%	17.1%
Net income per common share attributable to PCC (basic):
Continuing operations	$10.83	$12.03	$9.82	$8.52	$7.07
Net income	$10.73	$12.20	$9.79	$8.48	$7.10
Net income per common share attributable to PCC (diluted):
Continuing operations	$10.77	$11.95	$9.75	$8.45	$7.01
Net income	$10.66	$12.12	$9.72	$8.41	$7.04
Weighted average shares of common stock outstanding
Basic	142.6	145.6	145.7	144.4	142.7
Diluted	143.5	146.6	146.7	145.6	143.9
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Working capital	$3,145	$3,899	$3,368	$2,715	$2,709
Total assets	$19,428	$18,586	$16,896	$10,559	$8,956
Total debt(1)	$4,587	$3,572	$3,807	$208	$237
Total equity	$10,957	$11,413	$9,804	$8,365	$7,164
Total debt as a percent of total debt and equity	29.5%	23.8%	28.0%	2.4%	3.2%
Book value per share	$79.05	$78.66	$67.06	$57.57	$49.85
Capital expenditures(1)	$457	$355	$323	$194	$121
Number of employees(1)	30,106	29,085	28,510	21,480	18,308
Number of shareholders of record	793	848	933	1,068	1,206

____________________________________________

(1)	Includes discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share data)

Business overview
Fiscal 2015 presented Precision Castparts Corp. ("PCC") with a number of opportunities as well as challenges. We continued to be well-positioned in the core commercial aerospace and industrial gas turbine ("IGT") markets, which provided us with sales and earnings growth throughout the fiscal year. However, beginning late in the third quarter, we experienced demand softness in our oil & gas and pipe markets, with customers deferring decisions on large projects and distribution demand falling almost to zero. Despite these dynamics, we believe the combination of our strong technical capabilities and improved cost structure places us in a solid position to serve our customers now and when increased demand returns.
In the first quarter of fiscal 2015, we saw both solid operating results and a significant shift in customer order dynamics in our major end markets. Commercial aerospace activity was the biggest driver of growth as base aircraft production continued. We also saw an upward shift in orders from our customers in power markets. Continued expansion in interconnect pipe demand provided further upside. In the oil & gas market, we won sizeable new orders that leveraged our unique capabilities.
We continued to grow total year-over-year sales and earnings in the second quarter of fiscal 2015, demonstrating solid leverage of our strong market share position in primary end markets. Commercial aerospace sales continued a steady upward trajectory fueled by the segment's strong presence on all major aircraft/engine platforms, both in production and in development. IGT orders also steadily improved as a result of solid positions on upgrade programs, higher content on new production turbines and higher spares requirements.
The third quarter of fiscal 2015 included some clear achievements, but we also faced some real challenges in several of our end markets. On the plus side, we made solid progress on our production and development aircraft and engine programs. In addition, our growth in IGT outpaced the market, given our higher content on new and upgrade platforms, and provided a steady supply of spares to the installed base. On the other hand, the third quarter also presented us with rapid declines in demand from our oil & gas customers and continued destocking from one of our large aerospace customers.
We continued to face sizable challenges in our oil & gas and pipe markets in the fourth quarter of fiscal 2015, which had a negative impact on our financial results. In response, we took multiple actions to adjust our operations to the realities of the demand environment by right-sizing our operations, evaluating our inventory positions, and making decisions to exit underperforming investments. We recognized $127 million in pre-tax charges related to asset and inventory valuation adjustments and $8 million related to restructuring activities. In addition, we recognized $174 million, pre-tax, of impairment charges primarily associated with the company’s ownership interest in Yangzhou Chengde Steel Tube Co., Ltd. (Chengde).
Our capital allocation framework supports a multi-pronged strategy that prioritizes internal investment and value-creating acquisitions, with excess cash returned to shareholders in the form of share repurchases once the first two criteria are met. During fiscal 2015, we acquired two businesses for a total of approximately $637 million. The larger acquisition, Aerospace Dynamics International, broadens our large gantry capabilities and provides us with significant additional share on the Airbus A350 program. Subsequent to year-end, we acquired two small businesses, which expand our vertical integration capabilities. We continue to be very active on the acquisition front, with several potential opportunities in front of us. We delivered on our share repurchase program during fiscal 2015, returning $1.6 billion of cash to shareholders. During May 2015, the PCC Board of Directors added an additional $2.0 billion to our share repurchase authorization, which we expect to complete in the next 12 to 18 months, subject to market conditions, with the objective of lowering our share count over time. We remain committed to our value-creating capital deployment strategy, focused on growing the business organically and through acquisitions and on returning excess cash to shareholders via share repurchases.

	Fiscal Year			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$10,005	$9,533	$8,347	5%	14%
Costs and expenses:
Cost of goods sold	6,752	6,253	5,654	8%	11%
Selling and administrative expenses	641	621	534	3%	16%
Restructuring expense	8	—	—	100%	—%
Interest expense, net	65	71	31	(8)%	129%
Total costs and expenses	7,466	6,945	6,219
Income before income tax expense and equity in earnings of unconsolidated affiliates	2,539	2,588	2,128	(2)%	22%
Income tax expense	(816)	(830)	(695)	(2)%	19%
Equity in (loss) earnings of unconsolidated affiliates	(175)	1	1	(17,600)%	—%
Net income from continuing operations	1,548	1,759	1,434	(12)%	23%
Net (loss) income from discontinued operations	(15)	25	(4)	(160)%	725%
Net income	1,533	1,784	1,430	(14)%	25%
Net income attributable to noncontrolling interest	(3)	(7)	(3)	(57)%	133%
Net income attributable to PCC	$1,530	$1,777	$1,427	(14)%	25%
Net income per common share attributable to PCC shareholders (basic):
Net income per share from continuing operations	$10.83	$12.03	$9.82	(10)%	23%
Net (loss) income per share from discontinued operations	(0.10)	0.17	(0.03)	(159)%	667%
Net income per share (basic)	$10.73	$12.20	$9.79	(12)%	25%
Net income per common share attributable to PCC shareholders (diluted):
Net income per share from continuing operations	$10.77	$11.95	$9.75	(10)%	23%
Net (loss) income per share from discontinued operations	(0.11)	0.17	(0.03)	(165)%	667%
Net income per share (diluted)	$10.66	$12.12	$9.72	(12)%	25%

	Fiscal Year			% Increase/(Decrease)
Sales by Market	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Aerospace	$6,961	$6,547	$5,472	6%	20%
% of total	70%	69%	65%
Power	1,722	1,668	1,633	3%	2%
% of total	17%	17%	20%
General Industrial & Other	1,322	1,318	1,242	—%	6%
% of total	13%	14%	15%
Total Sales	$10,005	$9,533	$8,347	5%	14%
% of total	100%	100%	100%

Average market price of key metals (per pound)	Fiscal Year			Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$	%	$	%
Nickel	$7.67	$6.54	$7.71	$1.13	17%	$(1.17)	(15)%
London Metals Exchange (1)
Titanium	$2.97	$1.98	$2.82	$0.99	50%	$(0.84)	(30)%
Ti 6-4 bulk, Metalprices.com
Cobalt	$14.37	$13.63	$13.33	$0.74	5%	$0.30	2%
Metal Bulletin COFM.8 Index (1)

_________________________

(1)	Source: Bloomberg

Fiscal 2015 compared with fiscal 2014
Total sales for fiscal 2015 were $10,005 million, an increase of $472 million, or 5 percent, from fiscal 2014 sales of $9,533 million. Fiscal 2015 includes the contribution from seven businesses acquired after the beginning of fiscal 2014 and two businesses acquired in fiscal 2015. These acquisitions contributed more than $350 million of additional sales in fiscal 2015 compared to fiscal 2014. Excluding the impact of acquisitions and metal pricing, organic sales growth on a constant currency basis year-over-year was approximately 2 percent, despite the continuing impact of an aerospace customer's inventory actions and challenges in oil & gas and pipe markets. Lower market-driven pricing of raw material inputs negatively impacted external sales year-over-year as raw material input prices were approximately $50 million lower than a year ago. The cost of rutile (a primary raw material in titanium production) decreased approximately 12 percent; purchased titanium sponge decreased approximately 13 percent; and titanium revert decreased approximately 8 percent over the prior year. Although the market price of titanium 6-4 bulk increased 50 percent, as reported on metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Contractual material pass-through pricing increased sales by approximately $239 million in fiscal 2015 versus approximately $265 million in fiscal 2014, a decrease of $26 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months.
Including the impact of acquisitions, aerospace sales increased approximately $414 million, or 6 percent, over fiscal 2014, primarily within our Airframe Products segment. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. Commercial and regional/business jet aerospace sales improved, while military demand declined. Aerospace sales increased from 69 percent of total sales in fiscal 2014 to 70 percent of total sales in fiscal 2015. Sales to our power markets increased approximately $54 million, or 3 percent, over the prior year, primarily as a result of further growth in IGT sales throughout the year and seamless interconnect pipe sales in the first half of fiscal 2015. IGT orders have steadily increased as a result of higher content on new and upgrade platforms and higher spares requirements. Partially offsetting this growth was declining demand from our oil & gas customers, particularly over the last half of the year. Sales to our power markets remained constant at 17 percent of total sales in both fiscal 2014 and 2015. General industrial and other sales were essentially flat when compared to the prior year, primarily due to higher sales to the industrial processing and automotive sectors, offset by lower sales to the mining and construction sectors. General industrial and other sales decreased from 14 percent of total sales in fiscal 2014 to 13 percent of total sales in fiscal 2015.
Cost of goods sold was $6,752 million, or 67 percent of sales, in fiscal 2015, compared to $6,253 million, or 66 percent of sales, in fiscal 2014. Cost of goods sold was negatively impacted by inventory valuation adjustments and other asset impairment charges recognized during the fourth quarter of fiscal 2015 totaling $127 million. Contractual material pass-through pricing diluted gross margin by 0.8 percentage points in fiscal 2015 compared to 1.0 percentage point in fiscal 2014.
Selling and administrative expenses were $641 million, or 6 percent of sales, in fiscal 2015, compared to $621 million, or 7 percent of sales, in fiscal 2014. The slightly lower year-over-year percentage was primarily due to lower legal expenses.
Net income from continuing operations attributable to PCC for fiscal 2015 was $1,545 million, or $10.77 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2014 was $1,752 million, or $11.95 per share (diluted). Fiscal 2015 net income includes net charges of $265 million, or $1.85 per share (diluted), related to inventory valuation adjustments, asset impairment charges and restructuring activities. Fiscal 2015 net income attributable to PCC including discontinued operations was $1,530 million, or $10.66 per share (diluted), compared with net income of $1,777 million, or $12.12 per share (diluted) in fiscal 2014. Fiscal 2015 results include a net loss of $15 million, or $0.11 per share (diluted), from discontinued operations, compared to net income of $25 million, or $0.17 per share (diluted), in the prior year.

Fiscal 2014 compared with fiscal 2013
Total sales for fiscal 2014 were $9,533 million, an increase of $1,186 million, or 14 percent, from fiscal 2013 sales of $8,347 million. Fiscal 2014 sales include the contribution from eleven businesses acquired after the beginning of fiscal 2013 and seven businesses acquired in fiscal 2014 that were not fully included in the prior year. These acquisitions contributed more than $1.2 billion of additional sales in fiscal 2014 compared to fiscal 2013. Contractual pass-through pricing and other changes in metal/revert pricing offset organic growth by approximately 3 percent year over year. Nickel prices decreased 15 percent, as reported on the London Metal Exchange (LME) compared to the same period last year. Lower external selling prices of nickel alloy from the Forged Products segment’s three primary nickel conversion mills reduced top-line revenues by approximately $142 million in fiscal 2014 versus fiscal 2013 and the falling price of revert and other alloys negatively impacted sales by approximately $55 million. Contractual material pass-through pricing increased sales by approximately $265 million in fiscal 2014 versus approximately $279 million in fiscal 2013, a decrease of $14 million. Contractual material pass-through pricing adjustments are calculated based on market prices such as those shown in the above table in trailing periods from one to twelve months.
Including the impact of acquisitions, aerospace sales increased approximately $1,075 million, or 20 percent, over fiscal 2013, primarily within our Forged Products and Airframe Products segments. Commercial aircraft production rates continue to drive steady demand for airframe and engine components. The increase in commercial aerospace sales was partially offset by a decline in regional/business jet sales, while military aerospace sales were relatively flat. Aerospace sales increased from 65 percent of total sales in fiscal 2013 to 69 percent of total sales in fiscal 2014. Sales to our power markets increased approximately $35 million, or 2 percent, over the prior year, primarily as a result of higher seamless interconnect pipe sales, improved oil and gas shipments, and solid IGT sales performance. Sales to our power markets decreased from 20 percent of total sales in fiscal 2013 to 17 percent of total sales in fiscal 2014. General industrial and other sales increased approximately $76 million, or 6 percent, over fiscal 2013, primarily due to the contribution from TIMET, which was acquired in the third quarter of fiscal 2013. General industrial and other sales decreased from 15 percent of total sales in fiscal 2013 to 14 percent of total sales in fiscal 2014.
Cost of goods sold was $6,253 million, or 66 percent of sales, in fiscal 2014 as compared to $5,654 million, or 68 percent of sales, in fiscal 2013. The improvement in the year-over-year percentage reflects the impact of lower raw material costs due to lower metal/revert pricing, and operational efficiencies, most notably at our TIMET facilities. Contractual material pass-through pricing diluted gross margin by 1.0 percentage point in fiscal 2014 compared to 1.1 percentage points in fiscal 2013.
Selling and administrative expenses were $621 million, or 7 percent of sales, in fiscal 2014 compared to $534 million, or 6 percent of sales, in fiscal 2013. The higher year-over-year percentage was primarily due to higher stock-based compensation expense.
Net income from continuing operations attributable to PCC for fiscal 2014 was $1,752 million, or $11.95 per share (diluted). By comparison, net income from continuing operations attributable to PCC for fiscal 2013 was $1,431 million, or $9.75 per share (diluted). Fiscal 2014 net income attributable to PCC including discontinued operations was $1,777 million, or $12.12 per share (diluted), compared with net income of $1,427 million, or $9.72 per share (diluted) in fiscal 2013. Fiscal 2014 results include net income of $25 million, or $0.17 per share (diluted), from discontinued operations, compared to a net loss of $4 million, or $0.03 per share (diluted), in fiscal 2013.

Acquisitions
Fiscal 2015

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
Fiscal 2013

•
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

•
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

•
On June 15, 2012, we acquired Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties, metallurgical and chemical analyses and low-cycle fatigue testing. Dickson is located in South Gate, California. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California. The acquisitions were asset purchases for tax purposes and operate as part of the Forged Products segment.

•
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

•
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

•	Over the course of fiscal 2013, we completed several additional minor acquisitions that provide us with expanded manufacturing capabilities.
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
Fiscal 2015
During the fourth quarter of fiscal 2015, we recognized a goodwill impairment charge of $13 million, pre-tax, related to three of our discontinued operations held for sale as the fair value, as determined by expected net proceeds, did not exceed the carrying value. We also recognized $3 million, pre-tax, of other asset impairment charges.
During the fourth quarter of fiscal 2015, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations.
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

Subsequent events

•	During the first quarter of fiscal 2016, we completed two small acquisitions in the Forged Products segment.

•
On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. The Company intends to repurchase outstanding shares from time to time in the open market, subject to market conditions.

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
Looking at the key end market drivers for this fiscal 2016 plan, we expect mid-single digit revenue growth in commercial aerospace, driven by higher build rates on the Boeing 787 and Airbus A350, as well as growing activity on the LEAP engine, and share gains in our aerostructures operations. We have also factored in the announced build rate cuts on the Airbus A330. In military, we see fiscal 2016 looking much like fiscal 2015, with stable build rates and also stable activity in our spares sales. On the regional/business jet side, we anticipate continued healthy demand for mid to large cabin sizes, which will drive continued growth. We have a number of new platforms starting to ramp in fiscal 2016 and that are expected to yield a high single digit growth rate for the regional/business jet end market. In IGT, we expect continued strong growth driven by our position on the H-class platform and upgrade programs. Given the weak global oil & gas demand, we are anticipating volume and price pressures and expect declines in excess of 30 percent in this market for fiscal 2016. Within our general industrial and other markets, we are expecting fiscal 2016 to be similar to fiscal 2015, with risk of derivative impacts due to weakness in the oil & gas markets. We believe our plan for fiscal 2016 is balanced and achievable, targeting growth and margin expansion in the Investment Cast Products and Airframe Products segments over fiscal 2015 levels, while we expect the Forged Products segment will experience low single-digit sales decline with modest margin expansion.

Financial results by segment
We analyze our operating segments and manage our business across three reportable segments: Investment Cast Products, Forged Products and Airframe Products.

	Fiscal Year			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales:
Investment Cast Products	$2,536	$2,462	$2,480	3%	(1)%
Forged Products	4,259	4,189	3,552	2%	18%
Airframe Products	3,210	2,882	2,315	11%	24%
Consolidated net sales	$10,005	$9,533	$8,347	5%	14%
Segment operating income:
Investment Cast Products	$913	$874	$838	4%	4%
% of sales	36.0%	35.5%	33.8%
Forged Products	1,008	1,075	779	(6)%	38%
% of sales	23.7%	25.7%	21.9%
Airframe Products	968	863	687	12%	26%
% of sales	30.2%	29.9%	29.7%
Corporate expense	(150)	(153)	(145)	(2)%	6%
Restructuring and inventory and other asset impairment	(135)	—	—	100%	—%
Total segment operating income	2,604	2,659	2,159	(2)%	23%
% of sales	26.0%	27.9%	25.9%
Interest expense, net	65	71	31
Consolidated income before income tax expense and equity in earnings of unconsolidated affiliates	$2,539	$2,588	$2,128

	Fiscal Year			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Contractual material pass-through:
Investment Cast Products	$55	$63	$75	(13)%	(16)%
Forged Products	175	192	194	(9)%	(1)%
Airframe Products	9	10	10	(10)%	—%
Total contractual material pass-through	$239	$265	$279	(10)%	(5)%

	Fiscal Year			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Intercompany sales activity:(1)
Investment Cast Products(2)	$273	$276	$303	(1)%	(9)%
Forged Products(3)	1,857	1,770	991	5%	79%
Airframe Products(4)	272	203	149	34%	36%
Total intercompany sales activity	$2,402	$2,249	$1,443	7%	56%

_________________________

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $39 million, $44 million and $52 million for fiscal 2015, 2014 and 2013, respectively.

(3)	Forged Products: Includes intersegment sales activity of $123 million, $128 million and $102 million for fiscal 2015, 2014 and 2013, respectively.

(4)	Airframe Products: Includes intersegment sales activity of $6 million, $7 million and $6 million for fiscal 2015, 2014 and 2013, respectively.

Investment Cast Products
The Investment Cast Products segment manufactures investment castings and provides related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses, unmanned aerial vehicles and other industrial applications.

	Fiscal Year			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by Market:
Aerospace	$1,605	$1,572	$1,579	2%	—%
% of total	63%	64%	64%
Power	768	714	718	8%	(1)%
% of total	30%	29%	29%
General Industrial & Other	163	176	183	(7)%	(4)%
% of total	7%	7%	7%
Total Sales	$2,536	$2,462	$2,480	3%	(1)%
Operating income	$913	$874	$838	4%	4%
% of sales	36.0%	35.5%	33.8%

Fiscal 2015 compared with fiscal 2014
Investment Cast Products' segment sales were $2,536 million for fiscal 2015, an increase of 3 percent from fiscal 2014 sales of $2,462 million. Commercial aerospace sales increased approximately 2 percent year-over-year, continuing a steady upward trajectory fueled by the segment's strong presence on all major aircraft/engine platforms, both in production and in development. Improved regional/business jet sales positively impacted segment sales; however, growth was partially offset by continued weak demand in military markets. In addition, the segment saw growth of approximately 8 percent in its power business, driven by higher content on IGT upgrade programs and new turbine designs, and growing spares demand. General industrial and other sales declined approximately 7 percent, primarily as a result of lower sales to the non-aerospace military sector. Fiscal 2015 sales also include $55 million of contractual pricing related to pass-through of raw material costs compared to $63 million in fiscal 2014, a decrease of $8 million.
Operating income for the Investment Cast Products segment was $913 million or 36.0 percent of sales in fiscal 2015, compared to $874 million, or 35.5 percent of sales, in fiscal 2014. The segment's operating income as a percent of sales increased by 0.5 percentage points year-over-year. The segment's operations continued to deliver solid operating margins by effectively leveraging higher volumes. Contractual material pass-through pricing diluted operating margins by 0.8 percentage points in fiscal 2015 compared to 0.9 percentage points in fiscal 2014.
The Investment Cast Products segment has solid content on most major aircraft production platforms. Fiscal 2016 sales gains are expected to be driven by the next step-up in commercial build rates on platforms such as the Boeing 787 and Airbus A350 and narrow-body re-engining. We expect to leverage higher commercial aerospace volumes by adding incremental capacity to meet higher demand and at the same time, improve our overall efficiency and cost structure. We expect IGT growth to continue into fiscal 2016 due to growth in high-efficiency, large-capacity new IGT platforms, IGT upgrade programs and higher spares activity. Overall, we expect mid-single digit sales growth with incremental operating margins above our typical 35 to 40 percent.
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

Operating income for the Investment Cast Products segment was $874 million or 35.5 percent of sales in fiscal 2014, compared to $838 million, or 33.8 percent of sales, in fiscal 2013. The segment's operating income as a percent of sales increased by 1.7 percentage points year-over-year despite a slight decline in sales. The segment's operations improved operating margins by consistently implementing new initiatives to reduce costs and improve productivity on steady, high-volume production. Contractual material pass-through pricing diluted operating margins by 0.9 percentage points in fiscal 2014 compared to 1.1 percentage points in fiscal 2013.
Forged Products
The Forged Products segment manufactures forged components from titanium and nickel-based alloys principally for the aerospace and power markets and manufactures nickel, titanium and cobalt-based alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts to be reused in casting, forging and fastener manufacturing processes. Forged Products’ sales to the aerospace and power markets are derived primarily from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and other airframe components. The Forged Products segment also produces interconnect pipe and downhole casings for the oil and gas industries.

	Fiscal Year			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by Market:
Aerospace	$2,498	$2,478	$1,960	1%	26%
% of total	58%	59%	55%
Power	921	920	891	—%	3%
% of total	22%	22%	25%
General Industrial & Other	840	791	701	6%	13%
% of total	20%	19%	20%
Total Sales	$4,259	$4,189	$3,552	2%	18%
Operating income	$1,008	$1,075	$779	(6)%	38%
% of sales	23.7%	25.7%	21.9%

Fiscal 2015 compared with fiscal 2014
Forged Products segment sales were $4,259 million in fiscal 2015, an increase of 2 percent from fiscal 2014 sales of $4,189 million. Results for fiscal 2015 include contributions from three small acquisitions late in fiscal 2014 that were included in the prior year results. The segment experienced stable aerospace sales, increasing approximately $20 million, or 1 percent, year-over-year, with growth in regional/business jet sales offset by decreased military sales. Commercial aerospace sales were flat due to the continued destocking at a single aerospace customer. Sales to the power markets were also flat when compared to the prior year, driven by higher interconnect pipe sales in the first half of the year, offset by lower oil & gas demand in the last half of the year and lower IGT demand. General industrial and other sales increased approximately $49 million, or 6 percent, during fiscal 2015, primarily due to higher sales to the industrial process and marine equipment sectors, partially offset by lower sales to the mining sector. Lower market-driven pricing of raw material inputs negatively impacted external sales year-over-year as raw material input prices were approximately $50 million lower than a year ago. The cost of rutile decreased approximately 12 percent; purchased titanium sponge decreased approximately 13 percent; and titanium revert decreased approximately 8 percent over the prior year. Although the market price of titanium 6-4 bulk increased 50 percent, as reported on metalprices.com, compared to the same period last year, our actual titanium prices decreased due to buy forwards and order lead times. Fiscal 2015 sales also include $175 million of contractual pricing related to pass-through of raw material costs compared to $192 million in fiscal 2014, a decrease of $17 million (also included in market increases discussed above).
Operating income for the Forged Products segment was $1,008 million, or 23.7 percent of sales, in fiscal 2015, compared to $1,075 million, or 25.7 percent of sales, in fiscal 2014. Operating income as a percent of sales decreased 2.0 percentage points compared to a year ago as a result of negative volume leverage and a weaker product mix in oil & gas markets, magnified by lower throughput associated with the decline in oil & gas and other distribution channels, which resulted in higher levels of inflation in year-end inventory balances. The contractual pass-through of raw material costs diluted operating margins by 1.0 percentage point in fiscal 2015 compared to 1.2 percentage points in fiscal 2014.

Similar to the Investment Cast Products segment, the Forged Products segment is aligned with large commercial aerospace build rates. We expect increased demand in fiscal 2016 in aerospace and IGT markets, with TIMET share gains favorably impacting sales, partially offset by foreign currency headwinds. However, given the continued uncertainty in the oil and gas market, we cannot predict when this market will recover, and further sales reductions may occur. All those inputs net to our expectation for a low-single digit sales decline versus fiscal 2015. Furthermore, in March 2015, the TIMET Morgantown facility suffered a serious incident and an electron beam furnace will be out of commission for an extended period of time. We anticipate this will have a $25 million to $30 million negative impact to operating income in fiscal 2016. The segment will benefit from the impact of restructuring actions taken at the end of fiscal 2015. As is the case every year, we will perform maintenance during the second quarter, and in fiscal 2016, we have a planned press upgrade, which will result in an extended outage occurring at our Wyman-Gordon UK facility. Taking into consideration all of the factors above, we expect modest margin expansion at Forged Products versus fiscal 2015.
Fiscal 2014 compared with fiscal 2013
Forged Products segment sales were $4,189 million in fiscal 2014, an increase of 18 percent from fiscal 2013 sales of $3,552 million. Results for fiscal 2013 include the benefit from the acquisitions of Aerocraft and Dickson for more than nine months, THI for five months, and TIMET for three months, versus a full year in fiscal 2014. The segment experienced aerospace sales growth of approximately $518 million, or 26 percent, year over year, driven primarily by the inclusion of TIMET and higher commercial aerospace demand. Similar to the Investment Cast Products segment, aerospace OEM business continued to be aligned with current commercial aircraft production rates. However, the reduced capacity and subsequent repair of the 29,000-ton press in Wyman-Gordon's Houston facility created a drag on sales in fiscal 2014. Sales to power markets improved approximately $29 million, or 3 percent, compared to fiscal 2013, driven by increased demand for seamless interconnect pipe and higher oil and gas shipments. General industrial and other sales increased approximately $90 million, or 13 percent, during fiscal 2014, driven almost entirely by the addition of TIMET. Lower market-driven pricing of raw material inputs had a significant negative impact on the segment's year-over-year sales. Nickel prices decreased 15 percent, as reported on the LME, compared to the same period in fiscal 2013. The decline in external selling prices of nickel alloy sales from the segment’s three primary nickel conversion mills reduced top-line revenues by approximately $142 million in fiscal 2014 versus fiscal 2013 and the falling price of revert and other alloys negatively impacted sales by approximately $55 million. Fiscal 2014 sales also include $192 million of contractual pricing related to pass-through of increased raw material costs compared to $194 million in fiscal 2013, a decrease of $2 million (also included in market increases discussed above).
Operating income for the Forged Products segment was $1,075 million, or 25.7 percent of sales, in fiscal 2014, compared to $779 million, or 21.9 percent of sales, in fiscal 2013. Operating income as a percent of sales increased 3.8 percentage points compared to fiscal 2013, driven by higher seamless pipe shipments and operational improvements at TIMET as well as the base businesses. TIMET continued its rapid integration, aggressively improving its cost models and delivering significant value across its operations. The Forged Products segment achieved these results while also successfully rebuilding the 29,000-ton forging press in Houston. The contractual pass-through of raw material costs diluted operating margins by 1.2 percentage points in both fiscal 2014 and 2013.

Airframe Products
The Airframe Products segment manufactures highly engineered fasteners, fastener systems, fluid fittings, aerostructures and precision components, primarily for critical aerospace applications. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets.

	Fiscal Year			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by Market:
Aerospace	$2,858	$2,497	$1,933	14%	29%
% of total	89%	87%	84%
Power	33	34	24	(3)%	42%
% of total	1%	1%	1%
General Industrial & Other	319	351	358	(9)%	(2)%
% of total	10%	12%	15%
Total Sales	$3,210	$2,882	$2,315	11%	24%
Operating income	$968	$863	$687	12%	26%
% of sales	30.2%	29.9%	29.7%

Fiscal 2015 compared with fiscal 2014
Airframe Products segment sales were $3,210 million in fiscal 2015, an 11 percent increase from fiscal 2014 sales of $2,882 million. Results for fiscal 2015 include contributions from Permaswage and three small acquisitions in fiscal 2014 and the results of ADI for nearly a full year. This segment experienced strong growth in aerospace sales of approximately $361 million, or 14 percent. Commercial aerospace sales, the chief driver of this segment, showed approximately 17 percent growth relative to the prior year. The fastener operations continue to maintain a high level of activity to meet aerospace production schedules and to benefit from the rapid integration of the most recent acquisitions. Similarly, the aerostructures operations saw further demand from a broad aerospace customer base, while ramping up production to support new contracts. General industrial and other sales decreased approximately $32 million, or 9 percent, when compared to the prior year, primarily due to lower sales to the construction and industrial process sectors, partially offset by higher sales to the automotive sector.
Operating income for the Airframe Products segment was $968 million, or 30.2 percent of sales, in fiscal 2015, compared to $863 million, or 29.9 percent of sales, in fiscal 2014. Operating income as a percent of sales increased 0.3 percentage points compared to fiscal 2014. Airframe Products' continued to achieve strong operational drop-through as a result of focused integration of its most recent acquisitions, effective leverage of increased assets, and strategic deployment of production assets.
Airframe Products is expecting a strong fiscal 2016 year, with sales up mid-single digits, reflecting higher aerospace build rates, share gains, and further contributions from recent acquisitions, partially offset by foreign currency headwinds. Demand to support current build rates is expected to drive sales in the fasteners operations in fiscal 2016. New business wins have secured market share for the aerostructures operations, and we anticipate that the contracts in place will lead to increased production in the second half of fiscal 2016. Build rate increases on platforms such as the Boeing 787 and Airbus A350 and narrow-body re-engining should provide further upside over the next 24 months. We expect the segment to deliver strong leverage on its growth, with incremental margins above the typical 35 to 40 percent level.
Fiscal 2014 compared with fiscal 2013
Airframe Products segment sales were $2,882 million in fiscal 2014, a 24 percent increase from fiscal 2013 sales of $2,315 million. Results for fiscal 2013 include contributions from Centra for nearly ten months, Klune for eight months, Progressive for seven months, and Synchronous for three months, versus a full year in fiscal 2014. In addition, fiscal 2014 includes the results of Permaswage for five months. This segment experienced strong growth in aerospace sales of approximately $564 million, or 29 percent, due to solid contributions from new acquisitions coupled with organic sales expansion. The base aerostructures businesses grew year-over-year aerospace sales by approximately 14 percent, due to market growth and share gains, and shipped Boeing 787 content at approximately ten shipsets per month. Critical aerospace fasteners shipments improved 6 percent year over year, and continued to close the gap with commercial aircraft production schedules. General industrial and other sales decreased approximately $7 million, or 2 percent when compared to fiscal 2013 primarily due to a decrease in non-aerospace military sales, partially offset by an increase in the mining sector.
Operating income for the Airframe Products segment was $863 million, or 29.9 percent of sales, in fiscal 2014, compared to $687 million, or 29.7 percent of sales, in fiscal 2013. Operating income as a percent of sales increased 0.2 percentage points compared to fiscal 2013 despite the inclusion of several lower-margin acquisitions due to continued achievement of strong incremental margins on base sales and organic growth. Airframe Products' operating income improved due to the leverage of increased throughput over an improving cost structure and variable cost improvements in the base businesses.
Restructuring and asset impairment
In the fourth quarter of fiscal 2015, we recognized a non-cash inventory and other asset impairment charge of $127 million, pre-tax, primarily in our oil & gas, pipe and associated raw material operations, reflecting the more challenging environment, declines in market value, and size or quality characteristics that impact marketability. In addition, to improve our cost structure and in response to the current market conditions, we implemented headcount reductions at impacted operations, which resulted in a pre-tax charge of $8 million in the fourth quarter of fiscal 2015. These restructuring plans provided for terminations of approximately 490 employees in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016. The restructuring and asset impairment charges recorded by segment are as follows:

Fiscal	2015
Investment Cast Products	$4
Forged Products	127
Airframe Products	4
$135

Interest and taxes
Net interest expense during fiscal 2015 was $65 million, compared with $71 million during fiscal 2014. On September 30, 2013, we exercised the make-whole early prepayment option and redeemed all $200 million of the 5.60% Senior Notes then outstanding, and therefore incurred interest expense associated with that debt in the prior year. Interest income was $4 million for fiscal 2015 compared to $5 million in fiscal 2014. The decrease was a result of lower interest rates on cash balances invested outside the U.S.
Net interest expense during fiscal 2014 was $71 million, compared with $31 million in fiscal 2013. The significant increase was due to debt associated with the acquisition of TIMET. Near the end of the third quarter of fiscal 2013, we issued $3.0 billion of debt to finance the acquisition of TIMET. In fiscal 2014, we incurred additional interest expense associated with that debt as it was outstanding for the full year. Interest income for fiscal 2014 was $5 million compared to $7 million in fiscal 2013. The decrease was a result of lower cash balances invested outside the U.S., which generally earn higher rates of return.
The effective tax rate for both fiscal 2015 and 2014 was 32.1 percent. In fiscal 2015, we realized a tax benefit from remeasuring our domestic deferred tax assets and liabilities due to a reduction in our state effective tax rate This tax benefit was offset by reduced benefits in the current year from nonrecurring changes in tax assets and liabilities compared to fiscal 2014.
The effective tax rate for fiscal 2014 was 32.1 percent, 0.6 percentage points lower than the 32.7 percent effective tax rate in fiscal 2013. The lower effective tax rate is primarily due to an increase in earnings taxed at rates lower than the U.S. statutory rate, the impact of the U.K. statutory rate reduction on deferred tax liabilities, and the settlement of a federal environmental penalty by TIMET that resulted in pre-tax income but not taxable income.

Liquidity and capital resources
Total assets of $19,428 million at March 29, 2015 represented an $842 million increase from the $18,586 million balance at March 30, 2014. The increase in total assets principally reflects cash generated from operations during fiscal 2015 totaling $1,702 million and tangible and intangible assets acquired with the purchase of ADI, which was funded by commercial paper borrowings, partially offset by the repurchase of common stock totaling $1,598 million.
Total capitalization at March 29, 2015 was $15,516 million, consisting of $4,587 million of total debt and $10,929 million of PCC shareholders' equity. The debt-to-capitalization ratio increased to 29.6% at March 29, 2015 from 23.9% at the end of fiscal 2014, reflecting additional commercial paper borrowings to fund the acquisition of ADI and common stock repurchases, and lower cumulative translation adjustments, partially offset by the impact of increased equity from net income.
Cash as of March 29, 2015 was $474 million, an increase of $113 million from the end of fiscal 2014, and total debt was $4,587 million, an increase of $1,015 million since the end of fiscal 2014. The net change in cash and debt primarily reflects stock repurchases of $1,598 million, cash paid to acquire businesses (net of cash acquired) of $637 million, and capital expenditures of $455 million, partially offset by cash generated from operations of $1,702 million and common stock issuances of $102 million.
Capital spending of $455 million in fiscal 2015 principally provided for new buildings and facility expansions to increase capacity, and new equipment purchases and refurbishments, primarily in the Forged Products and Airframe Products segments. We expect capital expenditures for fiscal 2016 to increase to approximately $550 million based on our current forecasts. These expenditures will be targeted for facility expansions to increase capacity and reduce costs, equipment upgrades and press refurbishments, primarily in the Forged Products and Airframe Products segments.
During fiscal 2015, we contributed $34 million to our defined benefit pension plans, of which $8 million was voluntary. In the first quarter of fiscal 2016, we made $31 million of voluntary contributions to our U.S. defined benefit pension plans. We expect to contribute approximately $20 million of required contributions in fiscal 2016, for total contributions to the defined benefit pension plans of approximately $51 million in fiscal 2016. In addition, we contributed $8 million to other postretirement benefit plans during fiscal 2015. We expect to contribute approximately $7 million to these other postretirement benefit plans during fiscal 2016.
Our international operations hold cash that is denominated in foreign currencies. We manage our worldwide cash requirements by evaluating the available funds from our various subsidiaries and the cost effectiveness of accessing those funds. The repatriation of cash from our foreign subsidiaries could have an adverse effect on our effective tax rate. As discussed in Item 8. Financial Statements and Supplementary Data, Note 10—Income taxes, U.S. taxes have not been provided on the cumulative earnings of non-U.S. affiliates and associated companies. Our intention is to reinvest these earnings indefinitely.

Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we will continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent years. As of March 29, 2015, the amount of commercial paper borrowings outstanding was $1,587 million and the weighted average interest rate was 0.2%. As of March 30, 2014, the amount of commercial paper borrowings outstanding was $570 million and the weighted average interest rate was 0.2%. During fiscal 2015, the average amount of commercial paper borrowings outstanding was $1,315 million and the weighted average interest rate was 0.2%. During fiscal 2014, the average amount of commercial paper borrowings outstanding was $674 million and the weighted average interest rate was 0.2%. During fiscal 2015 and 2014, the largest daily balance of outstanding commercial paper borrowings was $1,737 million and $1,151 million, respectively.
On December 15, 2014, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 2015 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired in December 2014. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of March 29, 2015.
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
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of March 29, 2015 was $413 million due to our outstanding commercial paper borrowings of $1,587 million.
Our financial covenant requirement and actual ratio as of March 29, 2015 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio(1)	65.0%	(maximum)	29.6%

_________________________

(1)	Terms are defined in the Credit Agreements.
As of March 29, 2015, we were in compliance with the financial covenant in the Credit Agreements.
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

Contractual obligations and commercial commitments
We are obligated to make future payments under various contracts such as debt agreements and lease agreements. The following table represents our contractual payment obligations as of March 29, 2015 and the estimated timing of future cash payments:

Contractual Cash Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$4,595	$1,093	$1	$1,001	$1,000	$—	$1,500
Operating leases(1)	173	42	33	27	20	14	37
Cash contributions to qualified pension plans	128	51	20	19	19	19	—
Environmental remediation	12	12	—	—	—	—	—
Interest on fixed-rate debt	778	61	58	55	45	45	514
Interest on variable-rate debt(2)	12	4	3	3	2	—	—
Total	$5,698	$1,263	$115	$1,105	$1,086	$78	$2,051

_________________________

(1)	Operating lease obligations attributable to operations held-for-sale were $8 million.

(2)	Interest on variable-rate debt is based on current prevailing interest rates.
Our reserve for uncertain tax positions at March 29, 2015 was $16 million. Due to the uncertainties associated with settling these liabilities, we are unable to make reasonable estimates of the period of cash settlement. As a result, our reserve for unrecognized tax benefits is excluded from the table above. See Item 8. Financial Statements and Supplementary Data, Note 10—Income taxes for additional information regarding our reserve for uncertain tax positions.
We also have benefit payments due under our non-qualified pension and other post-retirement benefit plans that are not required to be funded in advance, but are paid in the same period that benefits are provided. See Item 8. Financial Statements and Supplementary Data, Note 18—Pension and other postretirement benefit plans for additional information.
As of March 29, 2015, we had accrued environmental liabilities of $448 million for future costs arising from environmental issues relating to our properties and operations. Only contractual payment obligations for environmental remediation are included in the table above. Our total future expenditures, however, relating to compliance and cleanup of environmental conditions at our properties cannot be conclusively determined and are excluded from the table above. See Item 8. Financial Statements and Supplementary Data, Note 13—Commitments and contingencies for additional information.

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
Revenue recognition
We recognize revenue when the earnings process is complete. This occurs when products are delivered in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed. Shipping and handling costs billed to customers are included in revenue.
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
We also regularly review inventory balances on a LIFO basis to ensure the balances are stated at the lower of cost or market as of the balance sheet date. For those inventories valued using LIFO, their carrying value may be higher or lower than current replacement costs for such inventory, since the LIFO costing assumption matches current costs with current sales, not with current inventory values. When the LIFO cost is greater than the current cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. As of March 29, 2015, the LIFO cost of our inventories exceeds the current cost by $679 million. If actual demand is significantly less than the future demand that we have projected, inventory write-downs may be required, which could have a material adverse effect on the value of our inventories and reported operating results. In the fourth quarter of fiscal 2015, we recognized a non-cash inventory impairment charge of $120 million, pre-tax, primarily in our oil & gas, pipe and associated raw material operations, reflecting the more challenging environment, declines in market value, and size or quality characteristics that impact marketability. The projections of future demand by management are based upon firm orders (including long-term agreements), forecasted demand from customers, and macro-economic industry data.
The key drivers that are causing our LIFO inventory costs to exceed current costs are as follows:

•	Decreases in raw material prices in recent fiscal years, including nickel, titanium, cobalt, rutile, titanium sponge and revert

•	Reduced variable manufacturing costs as a result of operational efficiencies and improved labor productivity

•	Decreased fixed costs per unit of inventory due to cost controls and increasing production volumes

•	Inventory added through acquisitions that are valued at fair market value (typically higher than historical cost) that remains in the LIFO cost basis unless liquidated through quantity reductions
As we acquire additional businesses, management first determines if the acquired business should account for inventory on a LIFO basis due to the nature of the business and materiality of the inventory balances. If LIFO treatment is deemed appropriate, management then determines whether to incorporate the acquired inventories into existing LIFO pools or create a new LIFO pool based on several factors. Those factors include, but are not limited to:

•
Similarity or dissimilarity of nature of operations, including raw materials used, product produced and cost structure, to existing businesses. The more similar businesses are, the more likely they will have common LIFO pools

•	Location of the business as LIFO pools do not typically include operations in more than one country for tax, functional currency and other reasons

•	The size of the acquisition in relation to the existing pool(s). Smaller businesses are often incorporated into existing LIFO pools
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

Goodwill and indefinite-lived intangible assets related to our continuing operations are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets are more likely than not to exceed their fair value. For fiscal 2015, our reporting units consisted of two reporting units within our Investment Cast Products reportable operating segment, three reporting units within our Forged Products reportable operating segment, as well as five reporting units in our Airframe Products reportable operating segment.
In the fourth quarter of fiscal 2015, we recognized a goodwill impairment charge of $13 million, pre-tax, related to three of our discontinued operations held for sale as the fair value, as determined by expected net proceeds, did not exceed the carrying value.
Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow and market-based valuation multiple models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on such factors as future cash flows, expected market growth rates, estimates of sales volumes, market valuation multiples, sales prices and related costs, and discount rates, which reflect the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by such factors as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements which could potentially result in an impairment of goodwill. The discounted cash flow models used to determine fair value are sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2015 goodwill impairment analysis ranged from 8% to 14% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 7% to 15% over the initial five-year forecast period. We used a terminal value growth rate of 3.5% and found that the reporting unit that would be most sensitive to worsening economic conditions has $1.6 billion of goodwill recorded as of March 29, 2015. We performed additional sensitivity analysis and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by more than 11% or the discount rate utilized could increase by approximately 1 percentage point, and the goodwill of our reporting units would not require additional impairment testing.
The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. The testing methodology utilizes a discounted cash flow model, consistent with goodwill impairment testing. Indefinite-lived intangible asset testing is performed at the same business unit or division level as the initial asset value determination. If the carrying value exceeds the estimated fair value, impairment is recorded. For fiscal 2015 and 2014, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value.
Environmental costs
Total environmental liabilities accrued at March 29, 2015 and March 30, 2014 were $448 million and $525 million, respectively. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $360 million at March 29, 2015. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period.
Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within an estimated 41 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.
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
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $5 million to satisfy these asset retirement obligations. However, we have not recognized a liability for an asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
Unconsolidated affiliates
We have equity interests in various businesses, which we account for under the equity method as we do not exercise control of the major operating and financial policies. The carrying value of these investments as of March 29, 2015 and March 30, 2014 was $238 million and $416 million, respectively. We regularly assess the profitability and valuation of our investments for any potential impairment. At various times, we may be in discussions with the other owners of these businesses on a variety of topics, including status of the jointly owned entities. In the fourth quarter of fiscal 2015, we decided to sell our 50 percent ownership of Yangzhou Chengde Steel Tube Co. Ltd., a large-diameter pipe manufacturing joint venture in China. At that time, we concluded we no longer had the intent to retain our partial ownership and improve the operations of the facility and therefore, an impairment of the investment was warranted. Based on the estimated fair value of the investment, we recognized a non-cash impairment charge of $174 million, pre-tax, in the fourth quarter of fiscal 2015, which also includes a small impairment associated with an unrelated joint venture.
Available for sale securities
Available for sale securities consist of investments in shares of publicly traded companies, which we account for at fair value. The carrying value of our investments as of March 29, 2015 and March 30, 2014 was $32 million and $46 million, respectively. We regularly assess the valuation of our investments for potential impairment. While we consider the recent decline in the valuation to be temporary, persistent low valuations could cause us to reevaluate whether our investments are impaired.
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
Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with defined benefit pension and other postretirement plans accounting guidance. Plan assets have been valued at fair value in accordance with this guidance. Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate.  For valuation of our pension liabilities, we derive a market-based discount rate from yields on high quality, liquid fixed income securities at the end of our fiscal year. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be effectively settled. For our U.S. Plans, we used a discount rate assumption of 4.05% for the total benefit obligation of our pension plans at our March 29, 2015 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 3.54% for the total benefit obligation of our pension plans at our March 29, 2015 measurement date.
In developing the long-term rate of return on plan assets assumptions, we evaluate input from third-party investment consultants and actuaries, and review asset allocation and investment strategies, ranges of projected and historical returns, and inflation and economic assumptions. The expected return assumptions are derived from asset allocations within the Company's target asset allocation ranges consistent with our diversified investment approach. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement. For our U.S. Plans, we used a long-term rate of return assumption of 7.75% to calculate the 2015 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 7.25% to calculate the 2015 net periodic pension cost. For fiscal 2016, we will use a long-term rate of return assumption of 7.75% for our U.S. plans and 7.00% for our non-U.S. plans to calculate the net periodic pension cost. For fiscal 2015, our U.S. net periodic pension expense was $44 million and non-U.S. net periodic pension expense was $2 million. We estimate that for fiscal 2016, our U.S. net periodic pension expense will be approximately $46 million and non-U.S. net periodic pension expense will be approximately $2 million. Our U.S. net postretirement benefit cost was $6 million for fiscal 2015, and we estimate that for fiscal 2016, our U.S. net postretirement benefit cost will be $6 million.
The table below quantifies the approximate impact, as of March 29, 2015, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$8
Expected long-term rate of return	$6
Increase in projected benefit obligation:
Discount rate	$111

The approximate impact, as of March 29, 2015, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

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
In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2018. In April 2015, the FASB issued a proposal that would defer the effective date by one year. The Company is in the process of determining the impact of this guidance on our consolidated financial positions, results of operations, and cash flows.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for the Company beginning the first quarter of fiscal 2016. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
Interest Rate Risk
We have variable rate debt obligations that expose us to interest rate risk.  If market interest rates had averaged 10 percent higher than actual levels in fiscal 2015 or 2014, the effect on our interest expense and net income would not have been material.
Foreign Currency Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1—Summary of significant accounting policies, we had foreign currency hedges in place at March 29, 2015 and March 30, 2014 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of March 29, 2015, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.
Material Cost Risk
We have entered into long-term supply agreements to fix the purchase price of certain strategic raw materials as of March 29, 2015 and March 30, 2014. In addition, we had escalation clauses related to raw material pricing in certain of our sales contracts at March 29, 2015 and March 30, 2014. If market rates had averaged 10 percent higher than actual levels in either fiscal 2015 or 2014, the effect on our cost of sales and net earnings, after considering the effects of these supply agreements and related sales contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income

	Fiscal Years Ended
(In millions, except per share data)	March 29, 2015	March 30, 2014	March 31, 2013
Net sales	$10,005	$9,533	$8,347
Costs and expenses:
Cost of goods sold	6,752	6,253	5,654
Selling and administrative expenses	641	621	534
Restructuring expense	8	—	—
Interest expense	69	76	38
Interest income	(4)	(5)	(7)
Total costs and expenses	7,466	6,945	6,219
Income before income tax expense and equity in earnings of unconsolidated affiliates	2,539	2,588	2,128
Income tax expense	(816)	(830)	(695)
Equity in (loss) earnings of unconsolidated affiliates	(175)	1	1
Net income from continuing operations	1,548	1,759	1,434
Net (loss) income from discontinued operations	(15)	25	(4)
Net income	1,533	1,784	1,430
Net income attributable to noncontrolling interests	(3)	(7)	(3)
Net income attributable to Precision Castparts Corp. (“PCC”)	$1,530	$1,777	$1,427
Net income (loss) per common share attributable to PCC shareholders— basic:
Net income per share from continuing operations	$10.83	$12.03	$9.82
Net (loss) income per share from discontinued operations	(0.10)	0.17	(0.03)
Net income per share (basic)	$10.73	$12.20	$9.79
Net income (loss) per common share attributable to PCC shareholders— diluted:
Net income per share from continuing operations	$10.77	$11.95	$9.75
Net (loss) income per share from discontinued operations	(0.11)	0.17	(0.03)
Net income per share (diluted)	$10.66	$12.12	$9.72
Weighted average common shares outstanding:
Basic	142.6	145.6	145.7
Diluted	143.5	146.6	146.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions)	March 29, 2015	March 30, 2014	March 31, 2013
Net income	$1,533	$1,784	$1,430
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	(353)	148	(99)
Gain (loss) on available-for-sale securities:
Unrealized (losses) gains on available-for-sales securities (net of income tax benefit (expense) of $2, $13, and $(8) respectively)	(12)	(22)	15
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0, $1, and $0 respectively)	—	(2)	—
Gain (loss) on derivatives:
Unrealized (losses) gains due to periodic revaluations (net of income tax benefit (expense) of $6, $(2), and $1 respectively)	(17)	7	1
Less: reclassification adjustment for gains included in net income (net of income tax expense of $0 in all periods)	(1)	(2)	(1)
Pension and post retirement obligations (net of income tax benefit (expense) of $56, $(29), and $23 respectively)	(154)	6	(27)
Other comprehensive (loss) income, net of tax	(537)	135	(111)
Total comprehensive loss (income) attributable to noncontrolling interests	18	(13)	—
Total comprehensive income attributable to PCC	$1,014	$1,906	$1,319

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	March 29, 2015	March 30, 2014
Assets
Current assets:
Cash and cash equivalents	$474	$361
Receivables, net of allowance of $12 in 2015 and $7 in 2014	1,710	1,568
Inventories	3,640	3,426
Prepaid expenses and other current assets	81	105
Income tax receivable	37	5
Deferred income taxes	2	13
Discontinued operations	28	29
Total current assets	5,972	5,507
Property, plant and equipment:
Land	192	169
Buildings and improvements	578	523
Machinery and equipment	3,234	2,988
Construction in progress	324	298
	4,328	3,978
Accumulated depreciation	(1,854)	(1,678)
Net property, plant and equipment	2,474	2,300
Goodwill	6,661	6,613
Acquired intangible assets, net	3,744	3,440
Investment in unconsolidated affiliates	238	416
Other assets	311	262
Discontinued operations	28	48
	$19,428	$18,586
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$1,093	$2
Accounts payable	1,162	1,039
Accrued liabilities	559	554
Discontinued operations	13	13
Total current liabilities	2,827	1,608
Long-term debt	3,493	3,569
Pension and other postretirement benefit obligations	678	442
Other long-term liabilities	546	598
Deferred income taxes	924	950
Discontinued operations	3	6
Commitments and contingencies (See Notes)
Equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2015 and 2014	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 138,586,810 and 145,084,877 shares in 2015 and 2014	139	145
Paid-in capital	60	1,487
Retained earnings	11,685	10,172
Accumulated other comprehensive loss	(955)	(418)
Total PCC shareholders’ equity	10,929	11,386
Noncontrolling interest	28	27
Total equity	10,957	11,413
	$19,428	$18,586

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	March 29, 2015	March 30, 2014	March 31, 2013
Operating Activities:
Net income	$1,533	$1,784	$1,430
Net loss (income) from discontinued operations	15	(25)	4
Non-cash items:
Depreciation and amortization	325	292	214
Deferred income taxes	147	177	133
Stock-based compensation expense	57	60	52
Excess tax benefits from share-based payment arrangements	(13)	(22)	(35)
Restructuring and inventory and other asset impairment	309	—	—
Other non-cash adjustments	(9)	(28)	(10)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	(137)	8	(52)
Inventories	(292)	(361)	(216)
Prepaid expenses and other current assets	12	15	(6)
Income tax receivable and payable	(15)	6	34
Payables and accruals	—	31	78
Pension and other postretirement benefit plans	23	27	(38)
Dividends from equity method investments	—	29	—
Other non-current assets and liabilities	(253)	(132)	(99)
Net cash provided (used) by operating activities of discontinued operations	—	21	(30)
Net cash provided by operating activities	1,702	1,882	1,459
Investing Activities:
Acquisitions of businesses, net of cash acquired	(637)	(1,012)	(5,065)
Capital expenditures	(455)	(351)	(320)
Dispositions of businesses	24	64	31
Sale of marketable securities	—	40	—
Other investing activities, net	59	19	11
Net cash used by investing activities of discontinued operations	—	(4)	(3)
Net cash used by investing activities	(1,009)	(1,244)	(5,346)
Financing Activities:
Net change in commercial paper borrowings	1,017	(30)	601
Proceeds from issuance of long-term debt	—	—	2,993
Repayments of long-term debt	—	(203)	(131)
Payments for debt issuance costs	—	—	(23)
Common stock issued	102	114	129
Excess tax benefits from share-based payment arrangements	13	22	35
Repurchase of common stock	(1,598)	(487)	(93)
Cash dividends	(17)	(18)	(17)
Other financing activities, net	(2)	(1)	(2)
Net cash (used) provided by financing activities	(485)	(603)	3,492
Effect of exchange rate changes on cash and cash equivalents	(95)	46	(24)
Net increase (decrease) in cash and cash equivalents	113	81	(419)
Cash and cash equivalents at beginning of year	361	280	699
Cash and cash equivalents at end of year	$474	$361	$280
Supplemental Disclosures
Cash paid during the year for:
Interest	$66	$80	$20
Income taxes, net of refunds received	$651	$624	$532
Non-cash investing and financing activities:
Debt assumed in connection with business acquisitions	$—	$—	$137
Dividends declared but not paid	$4	$4	$4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

	PCC Shareholders					Non-controlling Interest	Total Equity
	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income
(In millions, except per share data)	Shares	Amount
Balance at April 1, 2012	145.3	$146	$1,654	$7,003	$(442)	$4	$8,365
Common stock issued pursuant to stock plans	1.4	1	128	—	—	—	129
Repurchase of common stock	(0.5)	(1)	(92)	—	—	—	(93)
Stock-based compensation expense	—	—	53	—	—	—	53
Tax benefit from stock-based compensation	—	—	33	—	—	—	33
Cash dividends ($0.12 per share)	—	—	—	(17)	—	—	(17)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Assumptions of additional noncontrolling interests	—	—	—	—	—	421	421
Purchases from noncontrolling interests	—	—	1	—	—	(405)	(404)
Net income	—	—	—	1,427	—	3	1,430
Other comprehensive loss	—	—	—	—	(111)	—	(111)
Balance at March 31, 2013	146.2	146	1,777	8,413	(553)	21	9,804
Common stock issued pursuant to stock plans	1.0	1	113	—	—	—	114
Repurchase of common stock	(2.1)	(2)	(485)	—	—	—	(487)
Stock-based compensation expense	—	—	60	—	—	—	60
Tax benefit from stock-based compensation	—	—	22	—	—	—	22
Cash dividends ($0.12 per share)	—	—	—	(18)	—	—	(18)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	—	1,777	—	7	1,784
Other comprehensive income	—	—	—	—	135	—	135
Balance at March 30, 2014	145.1	145	1,487	10,172	(418)	27	11,413
Common stock issued pursuant to stock plans	0.7	1	101	—	—	—	102
Repurchase of common stock	(7.2)	(7)	(1,599)	—	—	—	(1,606)
Stock-based compensation expense	—	—	58	—	—	—	58
Tax benefit from stock-based compensation	—	—	13	—	—	—	13
Cash dividends ($0.12 per share)	—	—	—	(17)	—	—	(17)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income	—	—	—	1,530	—	3	1,533
Other comprehensive loss	—	—	—	—	(537)	—	(537)
Balance at March 29, 2015	138.6	$139	$60	$11,685	$(955)	$28	$10,957

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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 20 to 25 years for furnaces, 3 to 12 years for machinery and equipment and 3 to 7 years for computer hardware and software. Depreciation expense was $275 million, $246 million and $186 million in fiscal 2015, 2014 and 2013, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any year presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.
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
Revenue recognition
We recognize revenue when the earnings process is complete. This occurs when products are delivered in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing maintenance and engineering activities, are recognized as services are performed.
Shipping and handling fees and costs
Shipping and handling fees and costs charged to customers are reflected in net revenues and cost of goods sold as appropriate.
Environmental costs
We own, or previously owned, properties that may require environmental remediation or action. We estimate the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties. Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of some site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no estimated amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts are not reasonably estimable at this time. Total environmental liabilities accrued at March 29, 2015 and March 30, 2014 were $448 million and $525 million, respectively. The decrease in environmental liabilities during fiscal 2015 was primarily due to remediation of TIMET environmental liabilities that existed as of the acquisition date.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $5 million to satisfy these asset retirement obligations. However, we have not recognized a liability under guidance for asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
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

Because of their short maturity, the carrying amounts of cash and cash equivalents and short-term bank debt approximate fair value. Available for sale securities consist of investments in shares of publicly traded companies. All available for sale securities are carried at fair value using quoted prices in active markets. Any unrealized gains or losses are recognized through other comprehensive income.
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
Retirement and other postretirement benefit plans
We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering approximately 15% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the United States ("U.S.") plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA/Aa or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, Aon Hewitt, Merrill Lynch and other long-term Corporate bond indices were used as the primary basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2015, 2014 and 2013, we made voluntary contributions to pension plans totaling $8 million, $50 million, and $50 million, respectively.
Related party transactions
The business transactions with our equity investees were not considered significant.

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
In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2018. In April 2015, the FASB issued a proposal that would defer the effective date by one year. The Company is in the process of determining the impact of this guidance on our consolidated financial positions, results of operations, and cash flows.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for the Company beginning the first quarter of fiscal 2016. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
Fiscal 2015

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
Fiscal 2013

•
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

•
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

•
On June 15, 2012, we acquired Dickson Testing Company ("Dickson") and Aerocraft Heat Treating Company ("Aerocraft"). Dickson offers a full range of destructive testing services including: mechanical properties; metallurgical and chemical analyses and low-cycle fatigue testing. Dickson is located in South Gate, California. Aerocraft provides precision heat treating services for titanium and nickel alloy forgings and castings used in the aerospace industry, as well as other related services including straightening, de-twisting and forming. Aerocraft is located in Paramount, California. The acquisitions were asset purchases for tax purposes and operate as part of the Forged Products segment.

•
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

•
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
The assets purchased and liabilities assumed for TIMET have been reflected in our consolidated balance sheet as of March 29, 2015 and March 30, 2014, and the results of operation are included in our consolidated statement of income since the closing date of the acquisition. Included in the following table in other long-term liabilities and accrued liabilities are $404 million and $82 million, respectively, of estimated liabilities related to environmental remediation.  Refer to Note 13—Commitments and contingencies for further discussion of environmental matters. In addition, the following table includes noncontrolling interest as we owned approximately 86% of TIMET's outstanding shares at the acquisition date. Consistent with guidance for acquisition accounting, we have completed our analysis of the purchase price allocation, including environmental liabilities, as allowed within the measurement period. The measurement period adjustments did not have a material impact on our financial position and results of operations and therefore, we did not retrospectively adjust the consolidated financial statements. The following table summarizes the estimates of fair values of assets acquired and liabilities assumed (except for estimated liabilities related to environmental remediation, which are recorded as loss contingencies):

12/21/12
Cash and cash equivalents	$22
Receivables, net	138
Inventories	787
Prepaid expenses and other current assets	101
Current deferred income taxes	95
Property, plant and equipment, net	386
Goodwill	1,666
Acquired intangible assets, net	827
Other assets	50
Long-term debt currently due and short-term borrowings	(1)
Accounts payable	(53)
Accrued liabilities	(220)
Long-term debt	(123)
Pension and other postretirement benefit obligations	(128)
Other long-term liabilities	(502)
Long-term deferred income taxes	(139)
Noncontrolling interest	(422)
Total purchase price	$2,484

•	Over the course of fiscal 2013, we completed several additional minor acquisitions that provide us with expanded manufacturing capabilities.
The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.

4. Discontinued operations
Fiscal 2015
During the fourth quarter of fiscal 2015, we recognized a goodwill impairment charge of $13 million, pre-tax, related to three of our discontinued operations held for sale as the fair value, as determined by expected net proceeds, did not exceed the carrying value. We also recognized $3 million, pre-tax, of other asset impairment charges.
During the fourth quarter of fiscal 2015, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations.
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
The components of discontinued operations for the periods presented are as follows:

Fiscal	2015	2014	2013
Net sales	$51	$107	$116
Cost of goods sold	48	87	102
Selling and administrative expenses	6	9	17
Restructuring and asset impairment	16	—	—
Net (loss) gain from operations before income taxes	(19)	11	(3)
Income tax benefit	3	1	—
Net (loss) gain from operations	(16)	12	(3)
Gain (loss) on disposal and other expenses, net of tax benefit (expense) of $0, $2 and $(3) respectively	1	13	(1)
Net (loss) income from discontinued operations	$(15)	$25	$(4)

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:

	March 29, 2015	March 30, 2014
Assets of discontinued operations:
Current assets	$28	$29
Net property, plant and equipment	20	23
Other assets	8	25
	$56	$77
Liabilities of discontinued operations:
Current liabilities	$13	$13
Long-term debt	1	1
Other long-term liabilities	2	5
	$16	$19

5. Concentration of credit risk
Approximately 70 percent, 69 percent and 65 percent of business activity was with companies in the aerospace industry in fiscal 2015, 2014 and 2013, respectively. Approximately 13 percent, 13 percent and 15 percent of total sales were directly to General Electric Company in fiscal 2015, 2014 and 2013, respectively. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers, and management considers the credit risk to be low.

6. Inventories
Inventories consisted of the following:

	March 29, 2015	March 30, 2014
Finished goods	$544	$498
Work-in-process	1,262	1,325
Raw materials and supplies	1,155	1,037
	2,961	2,860
Excess of LIFO cost over current cost	679	566
Total	$3,640	$3,426

Approximately 96 percent of total inventories were valued on a LIFO basis at March 29, 2015 and March 30, 2014. During fiscal 2015 and 2014, certain LIFO inventory quantities were reduced. The liquidation of LIFO inventory quantities carried at costs paid in prior years increased cost of goods sold by $13 million in fiscal 2015 and $8 million in fiscal 2014. Refer to Note 20—Restructuring, asset impairment and other non-recurring charges for discussion of a non-cash inventory impairment charge recognized in fiscal 2015.

7. Goodwill and acquired intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. During fiscal 2015, we added a reporting unit to our annual impairment test. For fiscal 2015, 2014 and 2013, it was determined that the fair value of the related reporting units was greater than book value and that there was no impairment of goodwill. Furthermore, it was determined that the fair value of indefinite-lived intangible assets was greater than the carrying value and that there was no impairment of indefinite-lived intangible assets. We considered the impact of the restructuring and asset impairment charges recorded during fiscal 2015 on related goodwill and intangible assets and concluded that no impairment was indicated. There were no other changes during the fiscal year requiring a goodwill or indefinite-lived intangible assets impairment test in accordance with goodwill and other intangible assets accounting guidance.

The changes in the carrying amount of goodwill by reportable segment for fiscal 2015 and 2014 were as follows:

	March 31, 2013	Acquired	Currency translation and other		March 30, 2014	Acquired	Currency translation and other (1)	March 29, 2015
Investment Cast Products	$337	$—	$2		$339	$—	$(2)	$337
Forged Products	3,256	60	350	(2)	3,666	—	(113)	3,553
Airframe Products	2,300	343	(35)		2,608	211	(48)	2,771
Total	$5,893	$403	$317		$6,613	$211	$(163)	$6,661

(1)	Includes adjustments to the purchase price allocations of Permaswage and several other small acquisitions.

(2)	Primarily due to revisions to estimated environmental liabilities at TIMET.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	March 29, 2015			March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$13	$(11)	$2	$13	$(10)	$3
Proprietary technology	2	(2)	—	2	(2)	—
Long-term customer relationships	482	(85)	397	499	(63)	436
Backlog	56	(41)	15	56	(32)	24
Revenue sharing agreements	29	(3)	26	29	(2)	27
	$582	$(142)	440	$599	$(109)	490
Indefinite-lived intangible assets:
Tradenames			699			657
Long-term customer relationships			2,605			2,293
Acquired intangibles, net			$3,744			$3,440

Amortization expense for finite-lived acquired intangible assets was $42 million, $41 million and $26 million for fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, we removed $9 million of fully amortized intangible assets from the gross carrying amount and accumulated amortization. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal	Estimated Amortization Expense
2016	$41
2017	34
2018	27
2019	28
2020	27

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

8. Accrued liabilities
Accrued liabilities consisted of the following:

	March 29, 2015	March 30, 2014
Salaries and wages payable	$204	$211
Other accrued liabilities	355	343
Total	$559	$554

9. Financing arrangements
Long-term debt is summarized as follows:

	March 29, 2015	March 30, 2014
0.70% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	$500	$500
1.25% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 and $1)	999	999
2.50% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $5 and $5)	995	995
3.90% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 and $3)	497	497
Commercial paper	1,587	570
Other	8	10
	4,586	3,571
Less: Long-term debt currently due	1,093	2
Total	$3,493	$3,569

Long-term debt maturing in each of the next five fiscal years, excluding the discount and premium, is as follows:

Fiscal	Debt
2016	$1,093
2017	1
2018	1,001
2019	1,000
2020	—
Thereafter	1,500
Total	$4,595

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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "New Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On the same day, we terminated the prior credit agreement maturing November 30, 2016. The New Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and New Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of March 29, 2015.
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
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of March 29, 2015, the amount of commercial paper borrowings outstanding was $1,587 million and the weighted average interest rate was 0.2%. As of March 30, 2014, the amount of commercial paper borrowings outstanding was $570 million and the weighted average interest rate was 0.2%. During fiscal 2015, the average amount of commercial paper borrowings outstanding was $1,315 million and the weighted average interest rate was 0.2%. During fiscal 2014, the average amount of commercial paper borrowings outstanding was $674 million and the weighted average interest rate was 0.2%. During fiscal 2015 and 2014, the largest daily balance of outstanding commercial paper borrowings was $1,737 million and $1,151 million, respectively.
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of March 29, 2015 was $413 million due to our outstanding commercial paper borrowings of $1,587 million.
Our financial covenant requirement and actual ratio as of March 29, 2015 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio(1)	65.0%	(maximum)	29.6%

_________________________

(1)	Terms are defined in the Credit Agreements.

As of March 29, 2015, we were in compliance with the financial covenant in the Credit Agreements.

10. Income taxes
Total pre-tax income before equity in earnings of unconsolidated affiliates was:

Fiscal	2015	2014	2013
Domestic	$2,154	$2,197	$1,812
Foreign	385	391	316
Total pretax income	$2,539	$2,588	$2,128

The provision for income taxes consisted of the following:

Fiscal	2015	2014	2013
Current taxes:
Federal	$526	$510	$450
Foreign	90	96	63
State	44	42	42
	660	648	555
Deferred income taxes:
Federal	$148	$159	$121
Foreign	10	13	13
State	(2)	10	6
	156	182	140
Provision for income taxes	$816	$830	$695

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at March 29, 2015, were approximately $1,482 million. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

Fiscal	2015	2014	2013
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.0%	1.8%	1.9%
Domestic manufacturing deduction	(2.1)%	(2.1)%	(2.1)%
Earnings taxed at different rates in foreign jurisdictions	(1.6)%	(1.8)%	(1.5)%
Other	(0.2)%	(0.8)%	(0.6)%
Effective rate	32.1%	32.1%	32.7%

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
Significant components of our deferred tax assets and liabilities were as follows:

	March 29, 2015	March 30, 2014
Deferred tax assets arising from:
Environmental reserves and other expense accruals	$227	$272
Acquired loss contracts liabilities	66	38
Stock options	49	41
Post-retirement benefits other than pensions	115	102
Pension accruals	108	53
Net operating and capital loss carryforwards	67	71
Tax credit carryforwards	7	7
Valuation allowances	(51)	(54)
Gross deferred tax assets	588	530
Deferred tax liabilities arising from:
Depreciation/amortization	(218)	(193)
Goodwill	(324)	(283)
Acquired intangible assets	(844)	(883)
Inventory basis differences	(124)	(108)
Gross deferred tax liabilities	(1,510)	(1,467)
Net deferred tax liabilities	$(922)	$(937)

The valuation allowances for deferred tax assets as of March 29, 2015 were $51 million. The net change for total valuation allowances for the year ended March 29, 2015 was a decrease of $3 million, including a $5 million decrease from foreign company tax losses, partially offset by a $2 million increase from U.S. capital losses. As of March 29, 2015, we had net capital and operating loss carryforward benefits of approximately $4 million that expire in the fiscal years ending March 2019 through March 2036. Valuation allowances of $2 million were recognized to offset the deferred tax asset relating to those carryforward deferred tax benefits.

Uncertain Tax Positions
The following table summarizes the activity related to our reserve for unrecognized tax benefits:

	March 29, 2015	March 30, 2014	March 31, 2013
Beginning Balance	$14	$24	$13
Gross increases related to prior period tax positions	3	10	30
Gross decreases related to prior period tax positions	—	(6)	(15)
Gross increases related to current period tax positions	—	2	1
Decreases related to settlements with tax authorities	(1)	(15)	(5)
Expiration of the statute of limitations for assessment of taxes	—	(1)	—
Ending Balance	$16	$14	$24

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During the years ended March 29, 2015, March 30, 2014 and March 31, 2013, the amount of tax expense recognized related to interest and penalties was not significant. The reserve for uncertain tax positions as of March 29, 2015, March 30, 2014 and March 31, 2013 included an accrual for interest and penalties of $4 million, $3 million, and $4 million, respectively.
We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of March 29, 2015, the U.S. Internal Revenue Service has completed examinations of tax years through April 3, 2011. We are no longer subject to examination in the United Kingdom for fiscal years through 2011. For other state, local, and foreign jurisdictions, with few exceptions, the statutes of limitation are closed for all tax years through March 29, 2009.
Included in the reserve for uncertain tax positions at March 29, 2015 and March 30, 2014 are $13 million and $12 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0 to $1 million. The tax matters associated with these uncertain tax positions primarily relate to state tax positions in various states. These tax matters are under audit, but we cannot reasonably predict the timing or the ultimate outcome of these matters.

11. Earnings per share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

Fiscal	2015	2014	2013
Amounts attributable to PCC shareholders:
Net income from continuing operations	$1,545	$1,752	$1,431
Net (loss) income from discontinued operations	(15)	25	(4)
Net income attributable to PCC shareholders	$1,530	$1,777	$1,427

Fiscal	2015	2014	2013
Weighted average shares outstanding-basic	142.6	145.6	145.7
Effect of dilutive stock-based compensation plans	0.9	1.0	1.0
Weighted average shares outstanding-diluted	143.5	146.6	146.7

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option, phantom stock, deferred stock unit and employee stock purchase plans computed using the treasury stock method.
Options to purchase 1.5 million, 0.4 million and 1.4 million shares of common stock were outstanding during fiscal 2015, 2014 and 2013, respectively, and were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Available for sale securities	$32	$—	$—	$32
Derivative instruments	$—	$4	$—	$4
Liabilities:
Derivative instruments	$—	$30	$—	$30

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 30, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Trading securities	$52	$—	$—	$52
Available for sale securities	$46	$—	$—	$46
Derivative instruments	$—	$9	$—	$9
Liabilities:
Derivative instruments	$—	$4	$—	$4

Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2015 or 2014.
Available for sale securities consist of investments in shares of publicly traded companies. All available for sale securities are carried at fair value using quoted prices in active markets. Any unrealized gains or losses on these securities are recognized through other comprehensive income.
Derivative instruments consist of fair value hedges, net investment hedges, and cash flow hedges. At various times, we use derivative financial instruments to limit exposure to changes in foreign exchange rates, interest rates and prices of strategic raw materials. Foreign exchange, interest rate and commodity derivative instruments' fair values are determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. There were no changes in our valuation techniques used to measure assets and liabilities at fair value on a recurring basis.

We estimate that the fair value of our long-term fixed rate debt instruments was $3,013 million compared to a book value of $2,997 million at March 29, 2015. At March 30, 2014, the estimated fair value of our long-term fixed rate debt instruments was $2,900 million compared to a book value of $2,996 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

13. Commitments and contingencies
We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at March 29, 2015 are as follows:

Fiscal Year
2016	$42
2017	33
2018	27
2019	20
2020	14
Thereafter	37
Total	$173

Operating lease obligations attributable to operations held-for-sale were $8 million. Total rent expense for all operating leases was $45 million, $46 million and $43 million for fiscal 2015, 2014 and 2013, respectively.
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.
In the ordinary course of business, we warrant that our products will conform to contractually established standards and tolerances over various time periods. The warranty accrual as of March 29, 2015 and March 30, 2014, and the change in the accrual for fiscal 2015, 2014 and 2013, is not material to our consolidated financial position, results of operations or cash flows.
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
The Company's environmental liability balance was $448 million and $525 million at March 29, 2015 and March 30, 2014, of which $95 million and $61 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs to remediate identified environmental conditions for which costs can reasonably be estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $360 million at March 29, 2015. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two to three years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within an estimated 41 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.

14. Shareholders’ equity
Authorized shares of common stock, with no par value and $1 stated value, consisted of 450.0 million shares at March 29, 2015 and March 30, 2014. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at March 29, 2015 and March 30, 2014.
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
During the year ended March 29, 2015, the Company repurchased 7,213,594 shares under this program at an average price paid per share of $222.64 for an aggregate purchase price of approximately $1,606 million, of which $8 million was settled after year-end. As of March 29, 2015, the Company had repurchased a total of 9,812,094 shares under this program for an aggregate purchase price of $2,186 million. Refer to Note 21—Subsequent events for discussion of an expansion to the share repurchase authorization.

15. Stock-based compensation plans
We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements over the vesting period, with the cost measured based on the estimated fair value of the equity or liability instruments issued.
We have three stock incentive plans for certain officers, key salaried employees and directors: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 35,192,000 shares at the time of inception. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and restricted stock.
Stock option awards
The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all stock option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $48 million, $50 million, and $43 million for fiscal 2015, 2014 and 2013, respectively.
Deferred stock unit awards
The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director was granted DSUs in an amount equal to $140,000 in fiscal 2015 and 2014 and $125,000 in fiscal 2013, divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. At the time of the annual grant, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs during the year. The value of the dividends is divided by the closing price of PCC common stock to determine the number of units granted. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $1 million for each fiscal 2015, 2014 and 2013.
Employee stock purchase plan
We have an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $8 million for each fiscal 2015, 2014 and 2013.
Deferred compensation plan
We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at March 29, 2015 and March 30, 2014 of $75 million and $73 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.
One investment election of the deferred compensation plan is Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units are permanent for the remaining period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock and therefore, Phantom Stock Units are accounted for as equity awards. The stock-based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. At March 29, 2015 and March 30, 2014, there was $11 million and $10 million, respectively, of deferred compensation related to Phantom Stock Units included in additional paid-in capital.
The total amount of cash received from the exercise of stock options was $69 million, $84 million, and $100 million in fiscal 2015, 2014 and 2013, respectively. The related tax benefit was $20 million, $32 million, and $40 million in fiscal 2015, 2014 and 2013, respectively.
The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2016 to fiscal 2025. At March 29, 2015, approximately 5,743,000 stock incentive plan shares were available for future grants.
There were approximately 159,000 shares issued under the 2008 ESPP during the year ended March 29, 2015. At March 29, 2015, there were approximately 1,199,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

Fiscal	2015	2014	2013
Cost of goods sold	$16	$17	$16
Selling and administrative expenses	41	43	36
Stock-based compensation expense before income taxes	57	60	52
Income tax benefit	(17)	(19)	(16)
Total stock-based compensation expense after income taxes	$40	$41	$36

No stock-based compensation expense was capitalized in fiscal 2015, 2014 or 2013 as it was not material. As of March 29, 2015, we had $112 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, to be recognized over a weighted average period of 2.9 years.
The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Fiscal	2015	2014	2013
Stock option plans:
Risk-free interest rate	1.4%	1.1%	0.5%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	23.7%	26.3%	38.5%
Expected life (in years)	3.3	–	4.4	3.2	–	4.4	3.0	–	4.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.2%	0.1%	0.1%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	19.8%	20.2%	28.5%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate, and we use 4-year historical volatility for stock option plans and 1-year historical volatility for the Employee Stock Purchase Plan as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.

The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

Fiscal	2015	2014	2013
Stock option plans:
Grant date fair value per share	$48.74	$56.71	$54.92
Total fair value of awards granted (in millions)	$72	$63	$73
Total intrinsic value of options exercised (in millions)	$64	$104	$125
Employee Stock Purchase Plan:
Grant date fair value per share	$53.22	$45.44	$42.83
Total fair value (in millions)	$8	$8	$8

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at April 1, 2012	4,735,000	$111.29	7.29	$292
Granted	1,333,000	174.55
Exercised	(1,256,000)	79.68
Forfeited or expired	(250,000)	145.47
Outstanding at March 31, 2013	4,562,000	136.70	7.50	242
Granted	1,115,000	245.91
Exercised	(774,000)	108.42
Forfeited or expired	(167,000)	179.06
Outstanding at March 30, 2014	4,736,000	165.57	7.30	389
Granted	1,484,000	226.49
Exercised	(552,000)	125.70
Forfeited or expired	(358,000)	204.85
Outstanding at March 29, 2015	5,310,000	184.19	7.21	203
Vested or expected to vest at March 29, 2015 (1)	2,528,000	217.61	8.81	27
Exercisable at March 29, 2015	2,491,000	145.71	5.37	174

(1)	Represents outstanding options reduced by expected forfeitures

16. Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) ("AOCI") consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized gains (losses) on available-for-sale securities.
The components of AOCI (net of tax) for the year ended March 29, 2015 were as follows :

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available-for-sale securities	Total
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)
OCI before reclassifications	(353)	(185)	(17)	(12)	(567)
Amounts reclassified from AOCI	—	31	(1)	—	30
Net current period OCI	(353)	(154)	(18)	(12)	(537)
Balance at March 29, 2015	$(284)	$(637)	$(12)	$(22)	$(955)

The components of AOCI (net of tax) for the year ended March 30, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available-for-sale securities	Total
Balance at March 31, 2013	$(79)	$(489)	$1	$14	$(553)
OCI before reclassifications	148	(29)	7	(22)	104
Amounts reclassified from AOCI	—	35	(2)	(2)	31
Net current period OCI	148	6	5	(24)	135
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)

Reclassifications from AOCI for the years ended March 29, 2015 and March 30, 2014 are summarized in the following table:

Details about Accumulated Other Comprehensive Income Components	March 29, 2015	March 30, 2014	Affected Line Item in Statement Where Net Income Is Presented
	Amount Reclassified from Accumulated Other Comprehensive Income
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$1	$3	Sales
Foreign exchange contracts	—	(1)	Cost of goods sold
	1	2	Total before tax
	—	—	Tax expense
	$1	$2	Net of tax

Unrealized gain (loss) on available for sale securities	$—	$3	Selling and administrative
	—	(1)	Tax expense
	$—	$2	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$(3)	$(3)	(a)
Net actuarial loss	(45)	(52)	(a)
	(48)	(55)	Total before tax
	17	20	Tax benefit
	$(31)	$(35)	Net of tax

Total reclassifications for the period	$(30)	$(31)	Net of tax

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
As of March 29, 2015, there were $18 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of March 29, 2015, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 15 months. As of March 29, 2015, the amount of net notional foreign exchange and interest rate contracts outstanding was approximately $695 million and $250 million, respectively. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of March 29, 2015, accounts receivable included foreign exchange contracts of $4 million and accounts payable included foreign exchange contracts of $29 million and interest rate contracts of $1 million. As of March 30, 2014, accounts receivable included foreign exchange contracts of $9 million and accounts payable included foreign exchange contracts of $4 million.
For the years ended March 29, 2015, March 30, 2014 and March 31, 2013, we recognized less than $1 million of losses, $5 million and $3 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the years ended March 29, 2015, March 30, 2014 and March 31, 2013, we recognized $31 million of losses, $39 million of gains, and $2 million of losses, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. Gains and losses on derivatives not designated as hedging instruments are primarily offset by losses or gains arising from the revaluation of foreign currency denominated assets and liabilities. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in fiscal 2015, 2014 or 2013 was not significant.

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

Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2015	2014	2015	2014
Change in plan assets:
Beginning fair value of plan assets	$2,267	$2,119	$—	$—
Actual return on plan assets	232	96	—	—
Company contributions	34	78	8	8
Plan participants’ contributions	2	2	—	—
Benefits paid	(102)	(112)	(8)	(8)
Exchange rate and other	(108)	84	—	—
Ending fair value of plan assets	$2,325	$2,267	$—	$—
Change in projected benefit obligations:
Beginning projected benefit obligations	$2,553	$2,466	$94	$106
Service cost	45	50	1	1
Interest cost	112	112	4	5
Plan participants’ contributions	2	2	—	—
Amendments/curtailments/settlement	(1)	(1)	—	—
Actuarial losses (gains)	353	(51)	6	(10)
Benefits paid	(102)	(112)	(8)	(8)
Exchange rate and other	(119)	87	—	—
Ending projected pension and postretirement benefit obligations	$2,843	$2,553	$97	$94
Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(518)	$(286)	$(97)	$(94)
Amounts recognized in the balance sheets:
Noncurrent asset	$—	$3	$—	$—
Current liabilities	(7)	(6)	(7)	(7)
Noncurrent liabilities	(511)	(283)	(90)	(87)
Net amount recognized	$(518)	$(286)	$(97)	$(94)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$908	$698	$14	$9
Prior service cost	8	11	—	1
Net amount recognized, before tax effect	$916	$709	$14	$10

Of the total amounts included in accumulated other comprehensive loss as of March 29, 2015, we estimate that we will recognize amortization of the following amounts as components of net periodic pension and postretirement benefit cost in fiscal 2016: net actuarial loss of $58 million and prior service cost of $3 million. Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. As of March 29, 2015, the aggregate projected benefit obligation was $2,133 million, the aggregate accumulated benefit obligation was $1,995 million, and the aggregate fair value of plan assets was $1,682 million associated with these defined benefit pension plans.

Components of net periodic pension cost
The net periodic pension cost for our pension plans consisted of the following components:

Fiscal	2015	2014	2013
Service cost	$47	$52	$46
Interest cost	112	112	96
Expected return on plan assets	(160)	(171)	(137)
Amortization of prior service cost	3	3	3
Amortization of net actuarial loss	44	51	45
Net periodic pension cost	$46	$47	$53

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

Fiscal	2015	2014	2013
Service cost	$1	$1	$1
Interest cost	4	5	4
Amortization of net actuarial loss	1	1	1
Net postretirement benefit cost	$6	$7	$6

Components of amounts recognized in other comprehensive income
The changes in plan assets and benefit obligations recognized in other comprehensive income for our pension plans consisted of the following:

Fiscal	2015	2014	2013
Net actuarial loss (gain)	$232	$(23)	$62
Amortization of net actuarial loss	(11)	(7)	(8)
Amortization of prior service cost	(3)	(3)	(3)
Exchange rate (gain) loss	(11)	10	(7)
Total recognized in OCI	$207	$(23)	$44

The changes in plan assets and benefit obligations recognized in other comprehensive income for our postretirement benefit plans consisted of net actuarial loss (gain) of $4 million, $(12) million and $5 million for fiscal 2015, 2014 and 2013, respectively.
 Weighted-average assumptions
The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2015 and 2014 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2015	2014	2015	2014
Discount rate	4.05%	4.70%	4.05%	4.70%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans			Pension Benefits
Fiscal			2015	2014
Discount rate			3.54%	4.67%
Rate of compensation increase			2.74%	2.98%

As of March 29, 2015, the projected U.S. pension benefit obligation was $1,715 million and the non-U.S. pension benefit obligation was $1,128 million.
The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2015, 2014 and 2013 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2015	2014	2013	2015	2014	2013
Discount rate	4.70%	4.25%	4.80%	4.70%	4.25%	4.85%
Expected return on plan assets	7.75%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans				Pension Benefits
Fiscal				2015	2014	2013
Discount rate				4.67%	4.76%	4.98%
Expected return on plan assets				7.25%	7.50%	7.50%
Rate of compensation increase				2.98%	2.98%	2.91%

For the year ended March 29, 2015, our U.S. net periodic pension cost was $44 million and our non-U.S. net periodic pension cost was $2 million.
Health care trend rates
The health care cost trend rates used in fiscal 2015 and 2014 were as follows:

	Other Postretirement Benefits
Fiscal	2015	2014
Health care cost trend assumed for next year	5.71%	6.62%
Ultimate trend rate	4.30%	4.30%
Year ultimate rate is reached	2094	2092

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$3	$(3)

During fiscal 2015, we contributed $34 million to our defined benefit pension plans, of which $8 million was voluntary. In the first quarter of fiscal 2016, we made $31 million of voluntary contributions to our U.S. defined benefit pension plans. We expect to contribute approximately $20 million of required contributions in fiscal 2016, for total contributions to the defined benefit pension plans of approximately $51 million in fiscal 2016. In addition, we contributed $8 million to the other postretirement benefit plans during fiscal 2015. We expect to contribute approximately $7 million to these other postretirement benefit plans during fiscal 2016.

Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2016	$121	$7
2017	113	7
2018	118	7
2019	124	7
2020	129	7
2021-2025	738	31

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
Private Equity
Private equity investments consist of investments in limited partnerships or commingled vehicles with managers who purchase interests in non-public companies. Sub-categories of private equity may include venture capital, early stage, special situations or restructuring funds. Private equity funds typically have low liquidity, a 10 year or longer investment commitment, and valuation methodologies that require the use of significant unobservable inputs. Private equity investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. For the years ended March 29, 2015 and March 30, 2014, no material adjustments were made to fund NAVs. As of March 29, 2015, unfunded capital commitments to private equity investments were $16 million.
Absolute Return (Market Sectors/Arbitrage)
Absolute return strategies are investments with managers who seek specified levels of absolute returns with minimal correlation to market movements. Absolute return managers typically invest in futures, forwards or options on a variety of asset classes. Market sector strategies seek to capitalize on movements in commodity, currency, interest rate and/or other traditional markets while arbitrage strategies focus on credit, volatility or other alternative asset classes. Investments are typically made in limited partnerships and classified as Level 2 when funds offer daily to quarterly liquidity at fund NAVs and reported values are based on significant observable inputs. All other investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. As of March 29, 2015, unfunded capital commitments to absolute return investments were $3 million.
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

Fixed Income (Investment/Non-Investment Grade)
Fixed income investments consist of public and private fixed income securities of U.S. and non-U.S. government and corporate issuers, fixed income mutual funds and interest rate derivatives intended to hedge a portion of the pension plan's sensitivity to interest changes. Fixed income investments made directly through managed (separate) account structures and valued based upon closing prices reported in the active trading markets are classified as Level 1. Over-the-counter derivatives and fixed income investments made indirectly via pooled funds offering daily to quarterly liquidity and valued at the NAV of the fund are classified as Level 2. Fixed income investments with low liquidity and valuation methodologies that require the use of significant unobservable inputs are classified as Level 3. As of March 29, 2015, unfunded capital commitments to fixed income investments were $18 million.
The fair value methods employed by PCC as noted above may not be validated at the time of sale and may not reflect future fair value measurements. The use of different assumptions of valuation methodologies may lead to different fair value measurements.
Cash/Other
Cash and other investments include highly liquid money market securities, demand deposits and other cash equivalents.
The table below sets forth our target asset allocation for fiscal 2015 and the actual allocations at March 29, 2015 and March 30, 2014:

	Target Allocation			Actual Allocation	Actual Allocation
	2015			March 29, 2015	March 30, 2014
Equity	25%	–	60%	46%	47%
Fixed Income	5%	–	50%	23%	23%
Absolute Return	5%	–	40%	16%	18%
Royalties	0%	–	15%	12%	8%
Cash/Other	1%	–	10%	3%	4%
Total				100%	100%

The fair value of our pension plan assets at March 29, 2015 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$327	$182	$—	$509
Hedged	50	197	1	248
Private Equity	—	—	316	316
Total Equity	377	379	317	1,073
Absolute Return:
Market Sectors	24	196	—	220
Arbitrage	—	149	2	151
Total Absolute Return	24	345	2	371
Royalties	—	277	—	277
Fixed Income:
Investment Grade	360	34	—	394
Non-Investment Grade	4	51	95	150
Total Fixed Income	364	85	95	544
Cash/Other	59	1	—	60
Total	$824	$1,087	$414	$2,325

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 29, 2015:

	Investment
	Hedge Equity	Private Equity	Arbitrage	Fixed Income - Non-Investment Grade	Total

March 30, 2014	$1	$226	$3	$66	$296
Realized Gain	—	—	—	2	2
Unrealized Gain/(Loss)	—	3	(1)	3	5
Contributions	—	91	—	34	125
Redemptions	(1)	(4)	—	(10)	(15)
Transfers Into Level 3	1	—	—	—	1
March 29, 2015	$1	$316	$2	$95	$414

The fair value of our pension plan assets at March 30, 2014 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$404	$224	$—	$628
Hedged	65	136	1	202
Private Equity	—	—	226	226
Total Equity	469	360	227	1,056
Absolute Return:
Market Sectors	—	223	—	223
Arbitrage	—	195	3	198
Total Absolute Return	—	418	3	421
Royalties	—	178	—	178
Fixed Income:
Investment Grade	371	40	—	411
Non-Investment Grade	—	48	66	114
Total Fixed Income	371	88	66	525
Cash/Other	86	1	—	87
Total	$926	$1,045	$296	$2,267

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 30, 2014:

	Investment
	Hedge Equity	Private Equity	Arbitrage	Fixed Income - Non-Investment Grade	Total

March 31, 2013	$1	$241	$6	$49	$297
Realized Gain/(Loss)	1	—	(2)	2	1
Unrealized (Loss)/Gain	—	(18)	2	4	(12)
Contributions	—	9	—	38	47
Redemptions	(1)	(6)	(3)	(27)	(37)
Transfers Into/(Out of) Level 3	—	—	—	—	—
March 30, 2014	$1	$226	$3	$66	$296

Multi-employer pension plans
We are a participating employer in several trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. The risks of participating in these multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The following table outlines our participation in multiemployer plans:

		Pension Protection Act Zone Status (a)			Contributions of PCC
Pension Fund	EIN/Pension Plan Number	FY2015	FY2014	FIP/RP Status (b)	FY2015	FY2014	FY2013	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Plan	51-6031295/ 002 (c)	Green	Green	Not Applicable	$1	$1	$1	No	6/30/2017 8/15/2016 2/29/2016
Steelworkers Pension Trust	23-6648508/ 499	Green	Green	Not Applicable	4	4	3	No	8/7/2015 9/17/2017
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001 (c)(d)	Yellow	Yellow	Implemented	1	1	1	No	7/15/2015 7/15/2017
		Total Contributions:			$6	$6	$5

(a) Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in fiscal 2015 and fiscal 2014 is for the plan's year-end at December 31, 2014 and 2013, respectively. The zone status is based on the latest information that we received from the plan and is certified by the plan's actuary.

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
Defined contribution plans
The expense related to employer contributions to our defined contribution plans was $38 million, $35 million and $23 million in fiscal 2015, 2014 and 2013, respectively.

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
Forged Products
The Forged Products segment manufactures forged components from sophisticated titanium and nickel-based alloys principally for the aerospace and power markets, and manufactures metal alloys used to produce forged components for aerospace and non-aerospace markets which include products for oil and gas, chemical processing, and pollution control applications. The segment also provides nickel superalloy and titanium revert management solutions, re-melting various material byproducts to be reused in casting, forging, and fastener manufacturing processes. The Forged Products segment also produces seamless pipe for the power and the oil and gas industries.
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

Our chief operating decision maker evaluates performance and allocates resources based on revenues, operating income and net assets employed. The accounting policies of the reportable segments are the same as those described in Note 1—Summary of significant accounting policies. Segment results are as follows:

Fiscal	2015	2014	2013
Net sales:
Investment Cast Products	$2,536	$2,462	$2,480
Forged Products	4,259	4,189	3,552
Airframe Products	3,210	2,882	2,315
Consolidated net sales	$10,005	$9,533	$8,347
Intercompany sales activity (1):
Investment Cast Products (2)	$273	$276	$303
Forged Products (3)	1,857	1,770	991
Airframe Products (4)	272	203	149
Total intercompany sales activity	$2,402	$2,249	$1,443
Segment operating income (loss):
Investment Cast Products	$913	$874	$838
Forged Products	1,008	1,075	779
Airframe Products	968	863	687
Corporate expense	(150)	(153)	(145)
Restructuring and inventory and other asset impairment (5)	(135)	—	—
Total segment operating income	2,604	2,659	2,159
Interest expense, net	65	71	31
Consolidated income before income taxes and equity in earnings of unconsolidated affiliates	$2,539	$2,588	$2,128
Depreciation and amortization expense:
Investment Cast Products	$42	$39	$36
Forged Products	190	171	116
Airframe Products	82	71	56
Corporate	11	11	6
Consolidated depreciation and amortization expense	$325	$292	$214
Capital expenditures:
Investment Cast Products	$54	$49	$46
Forged Products	260	231	163
Airframe Products	137	69	57
Corporate	4	2	54
Consolidated capital expenditures	$455	$351	$320
Total assets:
Investment Cast Products	$1,577	$1,516
Forged Products (6)	10,209	10,436
Airframe Products	6,958	6,140
Corporate (7)	628	417
Discontinued operations	56	77
Consolidated total assets	$19,428	$18,586

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $39 million, $44 million and $52 million for fiscal 2015, 2014 and 2013, respectively.

(3)	Forged Products: Includes intersegment sales activity of $123 million, $128 million and $102 million for fiscal 2015, 2014 and 2013, respectively.

(4)	Airframe Products: Includes intersegment sales activity of $6 million, $7 million and $6 million for fiscal 2015, 2014 and 2013, respectively.

(5)	See Note 20 for detail of restructuring and inventory and other asset impairment charges by segment.

(6)	Forged Products assets include $235 million and $414 million in fiscal 2015 and 2014, respectively, related to investments in unconsolidated affiliates.

(7)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment and other assets.

Net direct sales to General Electric were 13 percent, 13 percent and 15 percent of total sales in fiscal 2015, 2014 and 2013, respectively, as follows:

Fiscal	2015	2014	2013
Investment Cast Products	$828	$736	$697
Forged Products	435	412	540
Airframe Products	36	66	39
	$1,299	$1,214	$1,276

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

Fiscal	2015	2014	2013
United States	$8,258	$7,742	$6,832
United Kingdom	968	1,087	873
Other countries	779	704	642
Net sales	$10,005	$9,533	$8,347
United States	$2,247	$2,097
United Kingdom	233	261
Other countries	206	153
Assets of discontinued operations	20	24
Total tangible long-lived assets (1)	$2,706	$2,535

(1)	Long-lived assets exclude $238 million and $416 million in fiscal 2015 and 2014, respectively, related to investments in unconsolidated affiliates.

20. Restructuring, asset impairment and other non-recurring charges
In the fourth quarter of fiscal 2015, we recognized a non-cash inventory and other asset impairment charge of $127 million, pre-tax, primarily in our oil & gas, pipe and associated raw material operations, reflecting the more challenging environment, declines in market value, and size or quality characteristics that impact marketability. In addition, to improve our cost structure and in response to the current market conditions, we implemented headcount reductions at impacted operations, which resulted in a pre-tax charge of $8 million in the fourth quarter of fiscal 2015. These restructuring plans provided for terminations of approximately 490 employees in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016. The restructuring and asset impairment charges recorded by segment are as follows:

Fiscal	2015
Investment Cast Products	$4
Forged Products	127
Airframe Products	4
$135

In addition, in the fourth quarter of fiscal 2015, we decided to sell our 50 percent ownership of Yangzhou Chengde Steel Tube Co. Ltd., a large-diameter pipe manufacturing joint venture in China. At that time, we concluded we no longer had the intent to retain our partial ownership and improve the operations of the facility and therefore, an impairment of the investment was warranted. Based on the estimated fair value of the investment, we recognized a non-cash impairment charge of $174 million, pre-tax, in the fourth quarter of fiscal 2015, which also includes a small impairment associated with an unrelated joint venture.

Restructuring, inventory and other asset impairment, and other non-recurring charges incurred in fiscal 2015 were recorded in the Consolidated Statement of Income as follows:

Fiscal	2015
Cost of goods sold	$127
Restructuring expense	8
Equity in loss of unconsolidated affiliates	174
$309

21. Subsequent events

•	During the first quarter of fiscal 2016, we completed two small acquisitions in the Forged Products segment.

•
On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. The Company intends to repurchase outstanding shares from time to time in the open market, subject to market conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the "Company") as of March 29, 2015 and March 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 29, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries as of March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 29, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 28, 2015

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data)
2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,520	$2,522	$2,459	$2,504
Gross profit	$893	$864	$831	$665
Net income	$482	$468	$446	$137
Net income (loss) attributable to PCC shareholders:
Continuing operations	$485	$468	$443	$149
Discontinued operations	(2)	(1)	2	(14)
	$483	$467	$445	$135
Net income (loss) per share-basic:
Continuing operations	$3.35	$3.27	$3.11	$1.07
Discontinued operations	(0.02)	(0.01)	0.02	(0.11)
	$3.33	$3.26	$3.13	$0.96
Net income (loss) per share-diluted:
Continuing operations	$3.32	$3.24	$3.09	$1.06
Discontinued operations	(0.01)	—	0.02	(0.10)
	$3.31	$3.24	$3.11	$0.96
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$275.09	$261.49	$245.05	$242.96
Low	$238.01	$226.38	$215.09	$186.17
End	$254.36	$239.50	$241.26	$212.18

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,337	$2,340	$2,337	$2,519
Gross profit	$790	$800	$805	$885
Net income	$438	$425	$435	$486
Net income attributable to PCC shareholders:
Continuing operations	$420	$423	$431	$478
Discontinued operations	16	1	2	6
	$436	$424	$433	$484
Net income per share-basic:
Continuing operations	$2.87	$2.91	$2.97	$3.29
Discontinued operations	0.11	—	0.01	0.04
	$2.98	$2.91	$2.98	$3.33
Net income per share-diluted:
Continuing operations	$2.86	$2.89	$2.94	$3.27
Discontinued operations	0.10	—	0.02	0.04
	$2.96	$2.89	$2.96	$3.31
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$226.94	$270.00	$271.99	$274.96
Low	$180.06	$210.79	$225.00	$243.18
End	$226.01	$228.09	$268.72	$247.58

 ____________________

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2015.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— Integrated Framework (2013). Based on our assessment using that criteria, our management concluded that, as of March 29, 2015, the Company’s internal control over financial reporting was effective.
During fiscal 2015, PCC acquired two businesses. Management has excluded these businesses from its assessment of internal control over financial reporting as of March 29, 2015 as it was determined that management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition date and the date of management's assessment date. Total assets and revenues of these acquisitions represent approximately 4.2% and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 29, 2015.

Our internal control over financial reporting as of March 29, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Precision Castparts Corp.
Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the "Company") as of March 29, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at two businesses, which were acquired during the year ended March 29, 2015, and whose financial statements constitute, in aggregate, 4.2% of total assets and 1.9% of revenues of the consolidated financial statement amounts as of and for the year ended March 29, 2015. Accordingly, our audit did not include the internal control over financial reporting at such businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 29, 2015 of the Company and our report dated May 28, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
May 28, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is incorporated herein by reference to “Proposal 1: Election of Directors” continuing through “Board of Directors and Committee Meetings and Board Leadership Structure” and to “Audit Committee” and “Report of the Audit Committee” in our Proxy Statement to be filed for the 2015 Annual Meeting of Shareholders of the Registrant. The information required by this item with respect to our executive officers follows Part I, Item 4(a) of this document.
Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for the 2015 Annual Meeting of Shareholders of the Registrant.
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
Information with respect to Executive Compensation is incorporated herein by reference to “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis” and “Director Compensation” in the Proxy Statement to be filed for the 2015 Annual Meeting of Shareholders of the Registrant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement to be filed for the 2015 Annual Meeting of Shareholders of the Registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to “Proposal 1: Election of Directors, Corporate Governance” and continuing through “Director Independence” and to “Transactions with Related Persons” in the Proxy Statement to be filed for the 2015 Annual Meeting of Shareholders of the Registrant.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement to be filed for the 2015 Annual Meeting of Shareholders of the Registrant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of Precision Castparts Corp. are included in Item 8. Financial Statements and Supplementary Data.
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

3.1	Restated Articles of Incorporation of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.1 to the Form 10-K filed May 29, 2014.)

3.2	Bylaws of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed February 18, 2011.)

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

10.1
Credit Agreement, dated December 16, 2013, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank (USA), PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed December 18, 2013.)

10.2
Credit Agreement, dated December 15, 2014, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank, Ltd., PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, and other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed December 17, 2014.)

10.3
Amendment No. 1 to Credit Agreement, dated April 1, 2015 among Precision Castparts Corp., Bank of America, N.A., and the financial institutions party thereto, to that certain Credit Agreement, dated December 16, 2013.

10.4
Amendment No. 1 to Credit Agreement, dated April 1, 2015 among Precision Castparts Corp., Bank of America, N.A., and the financial institutions party thereto, to that certain Credit Agreement, dated December 15, 2014.

10.5	1994 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed November 19, 2007.)*

10.6	1999 Non-Qualified Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed November 19, 2007.)*

10.7	2001 Stock Incentive Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 15, 2013.)*

10.8	2008 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed February 5, 2010)*

10.9	Non-Employee Directors Deferred Stock Units Program (Incorporated herein by reference to Exhibit 10.8 to the Form 10-K filed May 29, 2014.)*

10.10	Form of Nonstatutory Stock Option Agreement for SERP Level One and Level Two Participants (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed August 14, 2009.)*

10.11	Form of Deferred Stock Units Award Agreement (Incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed May 27, 2010)*

10.12	Executive Performance Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2012.)*

10.13	Incentive Compensation Program for Human Capital Planning Performance (Incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed May 28, 2009.)*

10.14	Executive Deferred Compensation Plan, 2005 Restatement, as amended through Amendment No. 5 (Incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed May 29, 2014.)*

10.15	Nonemployee Directors’ Deferred Compensation Plan, 2005 Restatement, as amended through Amendment No. 5(Incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed May 29, 2014.)*

10.16	Frozen Supplemental Executive Retirement Program, December 31, 2004 Restatement (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 19, 2006.)*

10.17	Supplemental Executive Retirement Program—Level One Plan—Ongoing, as amended through Amendment No. 3(Incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed May 29, 2014.)*

10.18	Supplemental Executive Retirement Program—Level Two Plan—Ongoing, as amended through Amendment No. 3(Incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed May 29, 2014.)*

10.19	Form of Amended and Restated Change of Control Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed June 2, 2011.)*

10.20	Form of Indemnity Agreement for Executives of Precision Castparts Corp. (Incorporated herein by reference to Exhibit (10)M to the Form 10-K filed June 12, 2001.)*

10.21
Amended and Restated Time Sharing Agreement, dated May 27, 2014, between Precision Castparts Corp. and Mark Donegan (Incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed May 29, 2014.)*

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
Dated: May 28, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN	Chairman and Chief Executive Officer	May 28, 2015
Mark Donegan

/S/ SHAWN R. HAGEL	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2015
Shawn R. Hagel

/S/ DON R. GRABER	Director	May 28, 2015
Don R. Graber

/S/ LESTER L. LYLES	Director	May 28, 2015
Lester L. Lyles

/S/ DANIEL J. MURPHY	Director	May 28, 2015
Daniel J. Murphy

/S/ VERNON E. OECHSLE	Director	May 28, 2015
Vernon E. Oechsle

/S/ ULRICH SCHMIDT	Director	May 28, 2015
Ulrich Schmidt

/S/ RICHARD L. WAMBOLD	Director	May 28, 2015
Richard L. Wambold

/S/ TIMOTHY A. WICKS	Director	May 28, 2015
Timothy A. Wicks