Form 10-Q
period 2015-06-28
PRECISION CASTPARTS CORP
filed 2015-08-07
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2015
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
Number of shares of Common Stock, no par value, outstanding as of July 30, 2015: 137,497,621

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended
	6/28/15	6/29/14
Net sales	$2,412	$2,520
Costs and expenses:
Cost of goods sold	1,625	1,627
Selling and administrative expenses	168	156
Interest expense	20	17
Interest income	(1)	(1)
Total costs and expenses	1,812	1,799
Income before income tax expense and equity in loss of unconsolidated affiliates	600	721
Income tax expense	(197)	(237)
Equity in loss of unconsolidated affiliates	(3)	—
Net income from continuing operations	400	484
Net loss from discontinued operations	—	(2)
Net income	400	482
Net (income) loss attributable to noncontrolling interests	(1)	1
Net income attributable to Precision Castparts Corp. (“PCC”)	$399	$483
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.89	$3.35
Net loss from discontinued operations	—	(0.02)
Net income per share	$2.89	$3.33
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.87	$3.32
Net loss from discontinued operations	—	(0.01)
Net income per share	$2.87	$3.31
Weighted average common shares outstanding:
Basic	138.1	144.9
Diluted	138.9	145.9
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended
	6/28/15	6/29/14
Net income	$400	$482
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	104	40
Unrealized loss on available-for-sale securities (net of income tax benefit of $0 and $2, respectively)	—	(10)
Gain (loss) on derivatives:
Unrealized gain due to periodic revaluations (net of income tax expense of $3 and $0, respectively)	13	3
Less: reclassification adjustment for losses (gains) included in net income (net of income tax benefit of $1 and $0, respectively)	5	(2)
Other comprehensive income, net of tax	122	31
Total comprehensive (income) loss attributable to noncontrolling interests	(4)	2
Total comprehensive income attributable to PCC	$518	$515
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	6/28/15	3/29/15
Assets
Current assets:
Cash and cash equivalents	$1,056	$474
Receivables, net	1,644	1,710
Inventories	3,760	3,640
Prepaid expenses and other current assets	77	81
Income tax receivable	—	37
Deferred income taxes	3	2
Discontinued operations	29	28
Total current assets	6,569	5,972
Property, plant and equipment, at cost	4,478	4,328
Accumulated depreciation	(1,932)	(1,854)
Net property, plant and equipment	2,546	2,474
Goodwill	6,918	6,661
Acquired intangible assets, net	3,736	3,744
Investment in unconsolidated affiliates	235	238
Other assets	337	311
Deferred income taxes	12	—
Discontinued operations	29	28
	$20,382	$19,428
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$506	$1,093
Accounts payable	1,041	1,162
Accrued liabilities	519	559
Income tax payable	97	—
Deferred income taxes	22	—
Discontinued operations	11	13
Total current liabilities	2,196	2,827
Long-term debt	4,779	3,493
Pension and other postretirement benefit obligations	663	678
Other long-term liabilities	536	546
Deferred income taxes	957	924
Discontinued operations	3	3
Commitments and contingencies (See Notes)
Equity:
Preferred stock	—	—
Common stock	137	139
Paid-in capital	—	60
Retained earnings	11,915	11,685
Accumulated other comprehensive loss	(833)	(955)
Total PCC shareholders' equity	11,219	10,929
Noncontrolling interest	29	28
Total equity	11,248	10,957
	$20,382	$19,428
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	6/28/15	6/29/14
Operating activities:
Net income	$400	$482
Net loss from discontinued operations	—	2
Non-cash items:
Depreciation and amortization	84	78
Deferred income taxes	44	30
Stock-based compensation expense	14	15
Excess tax benefits from share-based payment arrangements	(1)	(7)
Other non-cash adjustments	1	(5)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	100	(48)
Inventories	(94)	(86)
Prepaid expenses and other current assets	4	8
Income tax receivable and payable	137	175
Payables and accruals	(195)	(133)
Pension and other postretirement benefit plans	(24)	(1)
Other non-current assets and liabilities	(19)	(29)
Net cash used by operating activities of discontinued operations	(5)	(5)
Net cash provided by operating activities	446	476
Investing activities:
Acquisitions of businesses, net of cash acquired	(266)	(625)
Capital expenditures	(94)	(75)
Dispositions of businesses	1	15
Other investing activities, net	(18)	5
Net cash used by investing activities of discontinued operations	(2)	(1)
Net cash used by investing activities	(379)	(681)
Financing activities:
Net change in commercial paper borrowings	(1,297)	342
Proceeds from issuance of long-term debt	1,996	—
Payments for debt issuance costs	(14)	—
Common stock issued	27	29
Excess tax benefits from share-based payment arrangements	1	7
Repurchase of common stock	(232)	(159)
Cash dividends	(4)	(4)
Other financing activities, net	—	(1)
Net cash provided by financing activities	477	214
Effect of exchange rate changes on cash and cash equivalents	38	3
Net increase in cash and cash equivalents	582	12
Cash and cash equivalents at beginning of period	474	361
Cash and cash equivalents at end of period	$1,056	$373

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
Fiscal 2016

•	During the first quarter of fiscal 2016, we completed two small acquisitions in the Forged Products segment.
Fiscal 2015

•	During the second quarter of fiscal 2015, we completed a small acquisition in the Airframe Products segment.

•
On April 25, 2014, we acquired Aerospace Dynamics International ("ADI") for approximately $625 million. ADI is one of the premier suppliers in the aerospace industry, operating a wide range of high-speed machining centers. ADI has developed particular expertise in large complex components, hard-metal machining, and critical assemblies. ADI is located in Valencia, California. The ADI acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.

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
During the second quarter of fiscal 2013, we sold a small non-core business in the Airframe Products segment. The transaction resulted in proceeds of $25 million in cash and an unsecured, subordinated, convertible promissory note in the principal amount of $18 million. The promissory note was repaid in the first quarter of fiscal 2015.

The components of discontinued operations for the periods presented are as follows:

	Three Months Ended
	6/28/15	6/29/14
Net sales	$9	$12
Cost of goods sold	9	11
Selling and administrative expenses	1	2
Loss from operations before income taxes	(1)	(1)
Income tax benefit	—	—
Loss from operations	(1)	(1)
Gain (loss) on disposal, net of $0 tax expense in both periods	1	(1)
Net loss from discontinued operations	$—	$(2)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	6/28/15	3/29/15
Assets of discontinued operations:
Current assets	$29	$28
Net property, plant and equipment	21	20
Other assets	8	8
	$58	$56
Liabilities of discontinued operations:
Current liabilities	$11	$13
Long-term debt	1	1
Other long-term liabilities	2	2
	$14	$16

(4) Inventories
Inventories consisted of the following:

	6/28/15	3/29/15
Finished goods	$556	$544
Work-in-process	1,384	1,262
Raw materials and supplies	1,111	1,155
	3,051	2,961
Excess of LIFO cost over current cost	709	679
Total inventory	$3,760	$3,640

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
The changes in the carrying amount of goodwill by reportable segment for the three months ended June 28, 2015 were as follows:

	Balance at		Adjustments, Currency Translation and Other	Balance at
	3/29/15	Acquired		6/28/15
Investment Cast Products	$337	$—	$1	$338
Forged Products	3,553	217	37	3,807
Airframe Products	2,771	—	2	2,773
Total	$6,661	$217	$40	$6,918

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	June 28, 2015			March 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$9	$(7)	$2	$13	$(11)	$2
Proprietary technology	—	—	—	2	(2)	—
Long-term customer relationships	474	(84)	390	482	(85)	397
Backlog	43	(31)	12	56	(41)	15
Revenue sharing agreements	29	(3)	26	29	(3)	26
	$555	$(125)	430	$582	$(142)	440
Unamortizable intangible assets:
Tradenames			699			699
Long-term customer relationships			2,607			2,605
Acquired intangibles, net			$3,736			$3,744
Amortization expense for finite-lived intangible assets for the three months ended June 28, 2015 and June 29, 2014 was $10 million and $11 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $44 million for fiscal 2016. Amortization expense related to finite-lived intangible assets for fiscal 2015 was $42 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2017	$34
2018	28
2019	27
2020	28
2021	26
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed of, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(6) Financing Arrangements
Long-term debt is summarized as follows:

	06/28/15	03/29/15
0.700% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 in both periods)	$500	$500
1.250% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 in both periods)	999	999
2.250% Senior Notes due fiscal 2021 ($550 face value less unamortized discount of $0 in both periods)	550	—
2.500% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $4 and $5)	996	995
3.250% Senior Notes due fiscal 2026 ($850 face value less unamortized discount of $2 and $0)	848	—
4.200% Senior Notes due fiscal 2036 ($275 face value less unamortized discount of $2 and $0)	273	—
3.900% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 in both periods)	497	497
4.375% Senior Notes due fiscal 2046 ($325 face value less unamortized discount of $1 and $0)	324	—
Commercial paper	290	1,587
Other	8	8
	5,285	4,586
Less: Long-term debt currently due	506	1,093
Total	$4,779	$3,493

Long-term debt maturing in each of the next five fiscal years, excluding the discount and/or premium, is as follows:

Fiscal	Debt
2016	$506
2017	1
2018	1,001
2019	—
2020	290
Thereafter	3,500
Total	$5,298

On June 1, 2015, we issued $2.0 billion aggregate principal amount of notes (collectively, the "Senior Notes") as follows: $550 million of 2.250% Senior Notes due 2020; $850 million of 3.250% Senior Notes due 2025; $275 million of 4.200% Senior Notes due 2035; and $325 million of 4.375% Senior Notes due 2045. The Senior Notes are unsecured obligations of the Company and rank equally with all of the other existing and future senior, unsecured and unsubordinated debt of the Company.
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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "2013 Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On June 15, 2015, we amended the agreement to extend the maturity date one year to December 2019, utilizing one of the two extension options. The 2013 Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and 2013 Credit Agreement may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of June 28, 2015.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of June 28, 2015, the amount of commercial paper borrowings outstanding was $290 million and the weighted average interest rate was 0.2%. For the three months ended June 28, 2015, the average amount of commercial paper borrowings outstanding was $1,521 million and the weighted average interest rate was 0.2%. For the three months ended June 29, 2014, the average amount of commercial paper borrowings outstanding was $1,059 million and the weighted average interest rate was 0.2%. During the first three months of fiscal 2016, the largest daily balance of outstanding commercial paper borrowings was $1,872 million. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand.

The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of June 28, 2015 was $1,710 million due to our outstanding commercial paper borrowings of $290 million.
Our financial covenant requirement and actual ratio as of June 28, 2015 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	32.0%

[1]	Terms are defined in the Credit Agreements.
As of June 28, 2015, we were in compliance with the financial covenant in the Credit Agreements.

(7) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended
	6/28/15	6/29/14
Amounts attributable to PCC shareholders:
Net income from continuing operations	$399	$485
Net loss from discontinued operations	—	(2)
Net income attributable to PCC shareholders	$399	$483

	Three Months Ended
	6/28/15	6/29/14
Weighted average shares outstanding-basic	138.1	144.9
Effect of dilutive stock-based compensation plans	0.8	1.0
Weighted average shares outstanding-dilutive	138.9	145.9

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three months ended June 28, 2015 and June 29, 2014, stock options to purchase 2.4 million and 1.0 million shares of common stock were excluded from the computation of diluted earnings per share, respectively, because they would have been antidilutive. These options could be dilutive in the future.
Share repurchase program
During fiscal 2013 through 2015, the Board of Directors approved $2.5 billion for use in the Company's stock repurchase program. On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. Repurchases under the Company's program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate PCC to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion.
During the three months ended June 28, 2015, the Company repurchased 1,292,056 shares under this program at an average price paid per share of $210.01 for an aggregate purchase price of $271 million, with $39 million, net, not settled until after quarter-end. As of June 28, 2015, the Company had repurchased 11,104,150 shares under this program for an aggregate purchase price of $2,457 million.

(8) Stock-based Compensation
During the three months ended June 28, 2015 and June 29, 2014, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 29, 2015.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	6/28/15	6/29/14
Cost of goods sold	$4	$4
Selling and administrative expenses	10	11
Stock-based compensation expense before income taxes	14	15
Income tax benefit	(4)	(4)
Total stock-based compensation expense after income taxes	$10	$11

(9) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized losses on available-for-sale securities.
Changes in AOCI by component, net of tax, for the three months ended June 28, 2015 were as follows:

	Cumulative unrealized foreign currency translation (losses) gains	Pension and postretirement obligations	Unrealized (loss) gain on derivatives	Unrealized loss on available-for-sale securities	Total
Balance at March 29, 2015	$(284)	$(637)	$(12)	$(22)	$(955)
OCI before reclassifications	104	—	13	—	117
Amounts reclassified from AOCI[1]	—	—	5	—	5
Net current period OCI	104	—	18	—	122
Balance at June 28, 2015	$(180)	$(637)	$6	$(22)	$(833)

Changes in AOCI by component, net of tax, for the three months ended June 29, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized loss on available-for-sale securities	Total
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)
OCI before reclassifications	40	—	3	(10)	33
Amounts reclassified from AOCI[1]	—	—	(2)	—	(2)
Net current period OCI	40	—	1	(10)	31
Balance at June 29, 2014	$109	$(483)	$7	$(20)	$(387)

[1]	Reclassifications out of AOCI for the three months ended June 28, 2015 and June 29, 2014 were not significant.

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
Derivative financial instruments are recorded in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or equity (as a component of accumulated other comprehensive income (loss)), depending on whether the derivative is being used to hedge changes in fair value, cash flows, or a net investment in a foreign operation. In the normal course of business we execute the following types of hedge transactions:
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
Net investment hedges
We may use foreign currency derivative instruments to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. The effective portion of the gains and losses on net investment hedge transactions are reported in cumulative translation adjustment as a component of equity.
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
As of June 28, 2015, there were $4 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of June 28, 2015, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 29 months. As of June 28, 2015, the amount of net notional foreign exchange and interest rate contracts outstanding was approximately $690 million and $100 million, respectively. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of June 28, 2015, accounts receivable included foreign exchange contracts of $12 million and accounts payable included foreign exchange contracts of $10 million. As of March 29, 2015, accounts receivable included foreign exchange contracts of $4 million and accounts payable included foreign exchange contracts of $29 million and interest rate contracts of $1 million.
For the three months ended June 28, 2015 and June 29, 2014, we recognized $3 million of losses and $3 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives designated as hedging instruments. For the three months ended June 28, 2015 and June 29, 2014, we recognized $13 million of losses and $2 million of gains, respectively, in the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments. Gains and losses on derivatives not designated as hedging instruments are primarily offset by losses or gains arising from the revaluation of foreign currency denominated assets and liabilities. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in either period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 28, 2015:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$—	$361	$—	$361
Available for sale securities	$33	$—	$—	$33
Derivative instruments	$—	$12	$—	$12
Liabilities:
Derivative instruments	$—	$10	$—	$10
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$32	$—	$—	$32
Derivative instruments	$—	$4	$—	$4
Liabilities:
Derivative instruments	$—	$30	$—	$30
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first three months of fiscal 2016 or fiscal 2015.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $4,865 million compared to a book value of $4,993 million at June 28, 2015. At March 29, 2015, the estimated fair value of our long-term fixed rate debt instruments was $3,013 million compared to a book value of $2,997 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(12) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.
The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended
	6/28/15	6/29/14
Service cost	$13	$12
Interest cost	27	29
Expected return on plan assets	(43)	(41)
Amortization of net actuarial loss	14	11
Amortization of prior service cost	1	1
Net periodic pension cost	$12	$12
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended
	6/28/15	6/29/14
Service cost	$—	$—
Interest cost	1	2
Amortization of net actuarial loss	—	—
Amortization of prior service cost	—	—
Net periodic benefit cost	$1	$2
During the three months ended June 28, 2015, we contributed $43 million to the defined benefit pension plans, of which $31 million was voluntary. During the three months ended June 29, 2014, we contributed $18 million to the defined benefit pension plans, of which $6 million was voluntary. We expect to contribute approximately $8 million of additional required contributions in fiscal 2016, for total contributions to the defined benefit pension plans of approximately $51 million in fiscal 2016. Including contributions in the first three months of fiscal 2016, we expect to contribute a total of approximately $7 million to the other postretirement benefit plans during fiscal 2016.

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
The Company's environmental liability balance was $443 million and $448 million at June 28, 2015 and March 29, 2015, of which $90 million and $95 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs or range of costs to remediate identified environmental conditions for which costs can be reasonably estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $360 million at June 28,

2015. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

(14) New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on measuring the fair value of plan assets of a defined benefit pension plan for a reporting entity with a fiscal year-end that does not coincide with a month-end. Under the new guidance, the reporting entity is permitted to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In January 2015, the FASB issued guidance which eliminates the concept of an extraordinary item. As a result, entities will no longer segregate an extraordinary item from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings per share data applicable to an extraordinary item. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. The guidance is effective for the Company beginning the first quarter of fiscal 2019. The Company is in the process of determining the impact of this guidance on our consolidated financial position, results of operations, and cash flows.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance was effective for the Company beginning the first quarter of fiscal 2016 and was applied prospectively. The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

(15) Segment Information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Airframe Products.

	Three Months Ended
	6/28/15	6/29/14
Net sales:
Investment Cast Products	$632	$625
Forged Products	1,001	1,088
Airframe Products	779	807
Consolidated net sales	$2,412	$2,520
Segment operating income (loss):
Investment Cast Products	$237	$224
Forged Products	204	309
Airframe Products	218	242
Corporate expenses	(40)	(38)
Total segment operating income	619	737
Interest expense	20	17
Interest income	(1)	(1)
Consolidated income before income tax expense and equity in loss of unconsolidated affiliates	$600	$721

(16) Restructuring Charges
In the fourth quarter of fiscal 2015, we implemented headcount reductions at various operations to improve our cost structure and in response to the current market conditions, which resulted in a pre-tax charge of $8 million. These restructuring plans provided for terminations of approximately 490 employees, which we expect to be completed by the fourth quarter of fiscal 2016. As of June 28, 2015, accrued amounts remaining related to our restructuring plans amounted to $3 million, primarily due to a European operation.

(17) Subsequent Events
On July 31, 2015, we acquired Composites Horizons, LLC ("CHI"), the leading independent supplier of high temperature carbon and ceramic composite components, including ceramic matrix composites (CMC), for use in next-generation aerospace engines. Using proprietary technologies, CHI manufactures specialized, performance-critical components with exceptional strength and high-temperature tolerance, thus allowing aircraft engines to operate with higher fuel efficiency and lower emissions. In combination with CHI, we are now able to offer our engine customers metallic and CMC material capability to meet a broader range of customer requirements. CHI operates from one site in Covina, California, and employs approximately 200 people. The CHI acquisition was an asset and stock purchase for tax purposes and operates as part of the Investment Cast Products segment.
On July 26, 2015, we agreed to acquire Noranco for approximately $560 million. Noranco is a premier supplier of complex machined and fabricated components for aero-engine, landing gear and airframe applications. Noranco provides significant value to aerospace customers through a wide range of sophisticated capabilities including high precision machining and sheet metal fabrication, processing, assembly and testing. Noranco's aerostructures business strengthens our existing market position in airframe products, and their engine, landing gear, and machining capability will expand our product offering on current and next generation aircraft. Noranco employs approximately 1,100 employees across eight manufacturing sites in North America. The Noranco acquisition, which is expected to close in the third quarter of fiscal 2016, will be a stock purchase for tax purposes and will operate as part of the Airframe Products segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended June 28, 2015 and June 29, 2014

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	6/28/15	6/29/14	$	%
Net sales	$2,412	$2,520	$(108)	(4)%
Costs and expenses:
Cost of goods sold	1,625	1,627	(2)	—
Selling and administrative expenses	168	156	12	8
Interest expense, net	19	16	3	19
Total costs and expenses	1,812	1,799	13	1
Income before income tax expense and equity in loss of unconsolidated affiliates	600	721	(121)	(17)
Income tax expense	(197)	(237)	40	17
Effective tax rate	32.8%	32.9%
Equity in loss of unconsolidated affiliates	(3)	—	(3)	(100)
Net income from continuing operations	400	484	(84)	(17)
Net loss from discontinued operations	—	(2)	2	(100)
Net income	400	482	(82)	(17)
Net (income) loss attributable to noncontrolling interests	(1)	1	(2)	(200)
Net income attributable to Precision Castparts Corp. (“PCC”)	$399	$483	$(84)	(17)%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.87	$3.32	$(0.45)	(14)%
Net loss per share from discontinued operations	—	(0.01)	0.01	(100)
Net income per share	$2.87	$3.31	$(0.44)	(13)%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	6/28/15	6/29/14	$	%
Nickel	$5.94	$8.38	$(2.44)	(29)%
London Metal Exchange (LME)[1]
Titanium	$3.13	$2.73	$0.40	15%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.80	$14.21	$(0.41)	(3)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	6/28/15	6/29/14	$	%
Investment Cast Products[2]	$73	$68	$5	7%
Forged Products[3]	384	495	(111)	(22)%
Airframe Products[4]	76	66	10	15%
Total intercompany sales	$533	$629	$(96)	(15)%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $14 million and $10 million for the first quarter of fiscal 2016 and 2015, respectively.
[3]	Forged Products: Includes sales between segments of $25 million and $30 million for the first quarter of fiscal 2016 and 2015, respectively.
[4]	Airframe Products: Includes sales between segments of $2 million and $1 million for the first quarter of fiscal 2016 and 2015, respectively.

Sales for the first quarter of fiscal 2016 were $2,412 million, a decrease of $108 million, or 4%, from $2,520 million in the same quarter last year. The current quarter includes the contribution from two businesses acquired in fiscal 2015 and two businesses acquired in the first quarter of fiscal 2016. Excluding the impact of acquisitions, organic sales declined compared to last year, reflecting a sharp decline in oil & gas and other non-industrial gas turbine ("IGT") power generation demand. The effect of foreign currency rates negatively impacted sales by approximately $53 million, with most of the impact felt in the Forged Products and Airframe Products segments. In addition, lower market-driven pricing of raw material inputs negatively impacted external sales year-over-year as raw material input prices were approximately $26 million lower in the current period versus a year ago. We would have experienced modest organic sales growth excluding the factors discussed above. Contractual material pass-through pricing increased sales by $56 million in the first quarter of fiscal 2016, compared to $63 million in the first quarter of fiscal 2015. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Including the impact of acquisitions, aerospace sales decreased 1% from the prior year; however, large commercial sales were higher by 3%, reflecting our positions on growth programs and stronger content wins throughout our product lines. Regional/business jet demand was stable while military sales experienced double-digit declines. Sales to our power markets decreased 17% over the prior year, driven almost entirely by the 38% decline in demand from our oil & gas and other non-IGT power generation customers. Partially offsetting this decline was further growth in IGT sales. IGT sales increased 3%, reflecting the strength of our position on the latest generation of turbines. General industrial and other sales decreased 6%, primarily due to lower sales to the industrial processing and automotive sectors.
Net income from continuing operations attributable to PCC for the first quarter of fiscal 2016 was $399 million, or $2.87 per share (diluted), compared to net income from continuing operations attributable to PCC for the first quarter of fiscal 2015 of $485 million, or $3.32 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first quarter of fiscal 2016 was $399 million, or $2.87 per share (diluted), compared with net income attributable to PCC of $483 million, or $3.31 per share (diluted), in the same quarter last year.
Interest and Income Tax
Interest expense for the first quarter of fiscal 2016 was $20 million, compared with $17 million for the first quarter of last year. We issued $2.0 billion of debt during the last month of the first quarter of fiscal 2016 and therefore incurred interest and financing expenses associated with that debt. Interest income was $1 million for both the first quarter of fiscal 2016 and fiscal 2015.
The effective tax rate for the first quarter of fiscal 2016 was 32.8%, compared with 32.9% for the first quarter of fiscal 2015. The lower effective tax rate in the current period is primarily due to increased benefits from non-recurring adjustments to prior year tax assets and liabilities, partially offset by reduced benefits from the domestic manufacturing deduction and earnings taxed at rates lower than the U.S. statutory rate.
Acquisitions
Fiscal 2016

•	During the first quarter of fiscal 2016, we completed two small acquisitions in the Forged Products segment.
Fiscal 2015

•	During the second quarter of fiscal 2015, we completed a small acquisition in the Airframe Products segment.

•
On April 25, 2014, we acquired Aerospace Dynamics International ("ADI") for approximately $625 million. ADI is one of the premier suppliers in the aerospace industry, operating a wide range of high-speed machining centers. ADI has developed particular expertise in large complex components, hard-metal machining, and critical assemblies. ADI is located in Valencia, California. The ADI acquisition was an asset purchase for tax purposes and operates as part of the Airframe Products segment.

The above business acquisitions were accounted for under the acquisition method of accounting and, accordingly, the results of operations have been included in the Consolidated Statements of Income since the acquisition date.
Discontinued Operations
There was no net income or loss from discontinued operations for the first quarter of fiscal 2016 compared to a net loss of $2 million, or $0.01 per share (diluted), for the first quarter of fiscal 2015. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss from discontinued operations in the prior year was primarily due to costs associated with shutting down the affected facilities.

Subsequent Events
On July 31, 2015, we acquired Composites Horizons, LLC ("CHI"), the leading independent supplier of high temperature carbon and ceramic composite components, including ceramic matrix composites (CMC), for use in next-generation aerospace engines. Using proprietary technologies, CHI manufactures specialized, performance-critical components with exceptional strength and high-temperature tolerance, thus allowing aircraft engines to operate with higher fuel efficiency and lower emissions. In combination with CHI, we are now able to offer our engine customers metallic and CMC material capability to meet a broader range of customer requirements. CHI operates from one site in Covina, California, and employs approximately 200 people. The CHI acquisition was an asset and stock purchase for tax purposes and operates as part of the Investment Cast Products segment.
On July 26, 2015, we agreed to acquire Noranco for approximately $560 million. Noranco is a premier supplier of complex machined and fabricated components for aero-engine, landing gear and airframe applications. Noranco provides significant value to aerospace customers through a wide range of sophisticated capabilities including high precision machining and sheet metal fabrication, processing, assembly and testing. Noranco's aerostructures business strengthens our existing market position in airframe products, and their engine, landing gear, and machining capability will expand our product offering on current and next generation aircraft. Noranco employs approximately 1,100 employees across eight manufacturing sites in North America. The Noranco acquisition, which is expected to close in the third quarter of fiscal 2016, will be a stock purchase for tax purposes and will operate as part of the Airframe Products segment.
Fiscal 2016 Outlook
Based on data from The Airline Monitor as of June 2015, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2015 as compared to 2014. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately three to six months ahead of aircraft deliveries for mature programs. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2016, and therefore we anticipate that our aerospace sales will continue to increase in fiscal 2016 compared to fiscal 2015.
Looking at the key end market drivers for our fiscal 2016 plan, we expect mid-single digit revenue growth in commercial aerospace, driven by higher build rates currently projected by our customers on the Boeing 787 and Airbus A350, as well as growing activity on the LEAP engine, and share gains in our aerostructures operations. We have also factored in the announced build rate cuts on the Airbus A330. Despite the slow start experienced in military demand in the first quarter of fiscal 2016, we still see a path for fiscal 2016 to look much like fiscal 2015, with stable build rates and also stable activity in our spares sales. On the regional/business jet side, we anticipate continued demand for mid to large cabin sizes, which will drive growth. We have a number of new platforms that are anticipated to ramp in fiscal 2016 which would yield a high single digit growth rate for the regional/business jet end market. In IGT, we expect continued growth driven by our position on the H-class platform and upgrade programs. Given the weak global oil & gas demand, we are anticipating volume and price pressures and expect declines in excess of 30 percent in this market for fiscal 2016 compared to fiscal 2015. Within our general industrial and other markets, we are expecting fiscal 2016 to be similar to fiscal 2015, with risk of secondary impacts due to weakness in the oil & gas markets. We believe our plan for fiscal 2016 is balanced and achievable, targeting growth and margin expansion in the Investment Cast Products and Airframe Products segments over fiscal 2015 levels. We expect the Forged Products segment will experience low single-digit sales decline versus fiscal 2015 and modest margin expansion compared to the fourth quarter of fiscal 2015.

Results of Operations by Segment - Comparison Between Three Months Ended June 28, 2015 and June 29, 2014

(in millions)	Three Months Ended		Increase/(Decrease)
	6/28/15	6/29/14	$	%
Net sales:
Investment Cast Products	$632	$625	$7	1%
Forged Products	1,001	1,088	(87)	(8)
Airframe Products	779	807	(28)	(3)
Consolidated net sales	$2,412	$2,520	$(108)	(4)%
Segment operating income (loss):
Investment Cast Products	$237	$224	$13	6%
% of sales	37.5%	35.8%
Forged Products	204	309	(105)	(34)
% of sales	20.4%	28.4%
Airframe Products	218	242	(24)	(10)
% of sales	28.0%	30.0%
Corporate expenses	(40)	(38)	(2)	5
Total segment operating income	619	737	$(118)	(16)%
% of sales	25.7%	29.2%
Interest expense, net	19	16
Consolidated income before income tax expense and equity in loss of unconsolidated affiliates	$600	$721
Investment Cast Products
Investment Cast Products' sales were $632 million in the first quarter of fiscal 2016, compared to sales of $625 million in the first quarter of fiscal 2015, an increase of $7 million. Commercial aerospace sales increased by approximately 6% year-over-year, with balanced performance from both original equipment manufacturers (OEM) and spares. Regional/business jet sales were stable, while military shipments were lower by 15%, reflecting weaker demand for components for new build aircraft. In addition, the segment saw growth of approximately 4% in IGT sales, driven by the Company's higher content on upgrade programs and new production turbines, and growing spares demand. General industrial and other sales declined approximately 12%, primarily as a result of lower sales to the automotive and impellers sectors.
Operating income was $237 million in the first quarter of fiscal 2016, an increase of $13 million from $224 million in the first quarter of fiscal 2015. Operating income as a percent of sales for the first quarter of fiscal 2016 increased to 37.5% from 35.8% of sales in the same period last year, an increase of 1.7 percentage points. Investment Cast Products' operations continued to deliver solid operating margins by effectively leveraging higher volumes. Contractual pricing related to pass-through of increased material costs was approximately $12 million in the first quarter of fiscal 2016, compared to approximately $13 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in the first quarter of fiscal 2016 compared to 0.8 percentage points in the same period a year ago.
The Investment Cast Products segment has solid content on most major aircraft production platforms. Fiscal 2016 sales gains are expected to be driven by the next step-up in commercial build rates currently projected by our customers on platforms such as the Boeing 787 and Airbus A350 and narrow-body re-engining. The acquisition of CHI will allow us to offer high-temperature engine solutions across a broad range of materials. We expect to leverage higher commercial aerospace volumes by adding incremental capacity to meet higher demand and at the same time, improve our overall efficiency and cost structure. We expect IGT growth to continue into fiscal 2016 due to growth in high-efficiency, large-capacity new IGT platforms, IGT upgrade programs and higher spares activity. Overall, we expect mid-single digit sales growth with incremental operating margins above our typical 35 to 40 percent.
Forged Products
Forged Products' sales were $1,001 million in the first quarter of fiscal 2016, compared to sales of $1,088 million in the first quarter of fiscal 2015, a decrease of $87 million. Results for the first quarter of fiscal 2016 include contributions from two small acquisitions that were not included in the prior year. Aerospace sales decreased approximately 1% year over year due to decreased military sales, partially offset by growth of 5% in commercial aerospace sales. Military sales experienced double-digit declines reflecting lower OEM build activity, while regional/business jet sales were modestly lower. Sales to the power markets decreased approximately 33%, primarily driven by lower oil & gas and other non-IGT power generation demand, while IGT was stable. General industrial and other sales decreased approximately 1% compared to the prior year. Lower market-driven pricing of raw material inputs negatively impacted external sales year-over-year as raw material input prices were approximately $25 million lower in the current period versus a year ago. In addition, the effect of foreign currency rates negatively impacted sales by approximately $22 million. Contractual material pass-through pricing contributed approximately $43 million of sales in the first quarter of fiscal 2016 compared to approximately $48 million of sales in the first quarter of fiscal 2015.
Operating income was $204 million for the first quarter of fiscal 2016, a decrease of $105 million from $309 million in the first quarter of fiscal 2015. Operating income as a percent of sales for the first quarter of fiscal 2016 decreased to 20.4% from 28.4% of sales in the same period last year. Operating income as a percent of sales decreased compared to a year ago as a result of negative volume leverage and weaker product mix in the oil & gas market, coupled with higher other variable costs. Contractual pass-through of higher raw material costs diluted operating margins by 0.9 percentage points in the first quarter of fiscal 2016 compared to 1.3 percentage points in the same period a year ago.
Similar to the Investment Cast Products segment, the Forged Products segment is aligned with large commercial aerospace build rates. We expect increased demand in fiscal 2016 in aerospace and IGT markets given our customers' current forecasts, with TIMET share gains favorably impacting sales, partially offset by foreign currency headwinds. However, given the continued uncertainty in the oil and gas market, we cannot predict when this market will recover, and further sales reductions may occur. All those inputs net to our expectation for a low-single digit sales decline for the segment versus fiscal 2015. Furthermore, in March 2015, the TIMET Morgantown facility suffered a serious incident and an electron beam furnace will be out of commission for an extended period of time. We anticipate this will have a $25 million to $30 million negative impact to operating income in fiscal 2016. The segment will benefit from the impact of restructuring actions taken at the end of fiscal 2015. As is the case every year, we will perform maintenance during the second quarter, and in fiscal 2016, we have a planned press upgrade, which will result in an extended outage occurring at our Wyman-Gordon UK facility. Taking into consideration all of the factors above, we expect modest margin expansion in the Forged Products segment in fiscal 2016 compared to the fourth quarter of fiscal 2015.
Airframe Products
Airframe Products' sales were $779 million for the first quarter of fiscal 2016, compared to sales of $807 million in the first quarter of fiscal 2015, a decrease of $28 million. Results for the first quarter of fiscal 2016 include contributions for a full quarter from ADI and a small acquisition in fiscal 2015. The effect of foreign currency rates negatively impacted sales by approximately $24 million in the current period versus a year ago. Commercial aerospace sales, the chief driver of this segment, were relatively flat year-over-year, reflecting fastener demand timing and the impact of new development work on aerostructures sales. In fasteners, we saw several of our facilities impacted by demand timing associated with the expansion of a customer's supply chain management initiatives. Regarding aerostructures, we have been very successful in winning new positions, but the ramp of that new work created some disruption in our operations, and constrained activity in other areas. General industrial and other sales decreased approximately 17% when compared to the prior year, primarily due to lower sales to the automotive and construction sectors.
Operating income was $218 million for the first quarter of fiscal 2016, a decrease of $24 million from $242 million in the first quarter of fiscal 2015. Operating income as a percent of sales for the first quarter of fiscal 2016 decreased to 28.0% from 30.0% of sales in the same period last year. Operating income as a percent of sales decreased compared to a year ago as a result of lower volumes, product mix, and initial inefficiencies on new product introductions.
Airframe Products is expecting growth in fiscal 2016, with sales up near the low end of the mid-single digit range, reflecting higher aerospace build rates, share gains, and further contributions from recent acquisitions, partially offset by foreign currency headwinds and the challenges of new product introductions. Demand to support current build rates is expected to drive sales in the fasteners operations in fiscal 2016. New business wins have secured market share for the aerostructures operations, and we anticipate that the contracts in place will lead to increased production in the second half of fiscal 2016. Build rate increases currently projected by our customers on platforms such as the Boeing 787 and Airbus A350 and narrow-body re-engining provide further upside potential over the next 24 months. The Noranco acquisition complements our product offering and further expands our ability to support the breadth of our customers' requirements. We expect the segment to deliver strong leverage on its growth, with incremental margins in the 40 percent range.

Changes in Financial Condition and Liquidity
Total assets of $20,382 million at June 28, 2015 represented a $954 million increase from the $19,428 million balance at March 29, 2015. The increase in total assets principally reflects proceeds from the $2.0 billion debt offering discussed below, cash generated from operations during the first three months of fiscal 2016 totaling $446 million and increased inventories in anticipation of planned shutdowns in the second quarter of fiscal 2016 and as a result of new product introduction, partially offset by the repurchase of common stock.
Total capitalization at June 28, 2015 was $16,505 million, consisting of $5,286 million of total debt and $11,219 million of PCC shareholders' equity. The debt-to-capitalization ratio increased to 32.0% at June 28, 2015 from 29.6% at the end of fiscal 2015, reflecting increased debt associated with the $2.0 billion debt offering discussed below, and lower cumulative translation adjustments, partially offset by the impact of increased equity from net income.
Cash as of June 28, 2015 was $1,056 million, an increase of $582 million from the end of fiscal 2015. Total debt was $5,286 million, an increase of $699 million from the end of fiscal 2015. The net change in cash and debt primarily reflects stock repurchases of $232 million, cash paid to acquire businesses (net of cash acquired) of $266 million, and capital expenditures of $94 million, partially offset by cash generated by operations for the first three months of fiscal 2016 of $446 million and common stock issuances of $27 million.
We expect capital expenditures for fiscal 2016 to increase to approximately $550 million based on our current forecasts. These expenditures are targeted for facility expansions to increase capacity and reduce costs, equipment upgrades and press refurbishments, primarily in the Forged Products and Airframe Products segments.
In the first three months of fiscal 2016, we contributed $43 million to our defined benefit pension plans, of which $31 million was voluntary. We expect to contribute approximately $8 million of additional required contributions in fiscal 2016, for total contributions to the defined benefit pension plans of approximately $51 million in fiscal 2016. Including contributions in the first three months of fiscal 2016, we expect to contribute a total of approximately $7 million to other postretirement benefit plans during fiscal 2016.
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
On June 1, 2015, we issued $2.0 billion aggregate principal amount of notes (collectively, the "Senior Notes") as follows: $550 million of 2.250% Senior Notes due 2020; $850 million of 3.250% Senior Notes due 2025; $275 million of 4.200% Senior Notes due 2035; and $325 million of 4.375% Senior Notes due 2045. The Senior Notes are unsecured obligations of the Company and rank equally with all of the other existing and future senior, unsecured and unsubordinated debt of the Company. We issued the Senior Notes to take advantage of the favorable interest rate environment and raise funds to enable us to pay down the majority of outstanding commercial paper balances. We expect to use future commercial paper capacity to fund repayment of our $500 million 0.700% Senior Notes due in December 2015 and for general Corporate purposes, which may include acquisitions and share repurchases.
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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "2013 Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On June 15, 2015, we amended the agreement to extend the maturity date one year to December 2019, utilizing one of the two extension options. The 2013 Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and 2013 Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of June 28, 2015.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of June 28, 2015, the amount of commercial paper borrowings outstanding was $290 million and the weighted average interest rate was 0.2%. For the three months ended June 28, 2015, the average amount of commercial paper borrowings outstanding was $1,521 million and the weighted average interest rate was 0.2%. For the three months ended June 29, 2014, the average amount of commercial paper borrowings outstanding was $1,059 million and the weighted average interest rate was 0.2%. During the first three months of fiscal 2016, the largest daily balance of outstanding commercial paper borrowings was $1,872 million.
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
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of June 28, 2015 was $1,710 million due to our outstanding commercial paper borrowings of $290 million.
Our financial covenant requirement and actual ratio as of June 28, 2015 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	32.0%

[1]	Terms are defined in the Credit Agreements.
As of June 28, 2015, we were in compliance with the financial covenant in the Credit Agreements.
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
Critical Accounting Policies
For a discussion of our critical accounting policies, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on May 28, 2015.
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
There have been no material changes to our market risk exposure since March 29, 2015.

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
In February 2013, South Coast Air Quality Management District ("SCAQMD") issued a Notice of Violation alleging that one of our operations violated fuel and emission limits in the facility's air permit between September 2012 and February 2014. The noncompliance issue was resolved to SCAQMD's satisfaction in May 2014. In July 2015, we agreed to pay SCAQMD $342,500 to settle the Notice of Violation.
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
The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from competitive pressures and volatility in fuel costs. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism, health and safety concerns and environmental constraints imposed upon aircraft operators. The military aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.
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
The cost for the majority of our inventories is determined on a LIFO basis. Under the LIFO valuation method for inventories, changes in the cost inputs to produce inventories, including raw materials, labor and fixed costs, are recognized in cost of goods sold in the current period. Accordingly, the carrying value of our LIFO inventories may be higher or lower than current replacement costs for such inventory. When LIFO cost is greater than current cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. As of June 28, 2015, the LIFO cost of our inventories exceeds the current cost by $709 million. The key drivers that are causing our LIFO costs to exceed current costs are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading of “Critical accounting policies” and the sub-heading “Valuation of inventories” in our Form 10-K filed on May 28, 2015. If actual demand is significantly less than the future demand that we have projected, inventory write-downs may be required, which could have a material adverse effect on the value of our inventories and reported operating results.

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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of our common stock during the quarter ended June 28, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
3/30/15-5/3/15	448,539	$205.09	10,260,633	$222
5/4/15-5/31/15	601,461	$215.05	10,862,094	$2,093
6/1/15-6/28/15	242,056	$206.58	11,104,150	$2,043
Total	1,292,056	$210.01	11,104,150	$2,043

(1) During fiscal 2013 through 2015, the Board of Directors approved $2.5 billion for use in the Company's stock repurchase program. On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. The Company intends to repurchase outstanding shares from time to time in the open market, subject to market conditions.

Item 6.	Exhibits
(a) Exhibits

10.1	Amendment No. 2 and Consent to Credit Agreement, dated June 15, 2015, among Precision Castparts Corp. and Bank of America, N.A., as Administrative Agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.

DATE:	August 7, 2015	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)