Form 10-Q
period 2015-09-27
PRECISION CASTPARTS CORP
filed 2015-11-05
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2015
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
Number of shares of Common Stock, no par value, outstanding as of October 29, 2015: 137,588,238

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Net sales	$2,287	$2,522	$4,699	$5,042
Costs and expenses:
Cost of goods sold	1,572	1,658	3,197	3,285
Selling and administrative expenses	167	158	335	314
Interest expense	33	17	53	34
Interest income	(1)	(1)	(2)	(2)
Total costs and expenses	1,771	1,832	3,583	3,631
Income before income tax expense and equity in loss of unconsolidated affiliates	516	690	1,116	1,411
Income tax expense	(169)	(220)	(366)	(457)
Equity in loss of unconsolidated affiliates	(2)	(1)	(5)	(1)
Net income from continuing operations	345	469	745	953
Net loss from discontinued operations	(1)	(1)	(1)	(3)
Net income	344	468	744	950
Net income attributable to noncontrolling interests	(1)	(1)	(2)	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$343	$467	$742	$950
Net income per common share attributable to PCC shareholders - basic:
Net income from continuing operations	$2.50	$3.27	$5.39	$6.61
Net loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income per share	$2.49	$3.26	$5.38	$6.59
Net income per common share attributable to PCC shareholders - diluted:
Net income from continuing operations	$2.49	$3.24	$5.36	$6.57
Net loss from discontinued operations	(0.01)	—	(0.01)	(0.02)
Net income per share	$2.48	$3.24	$5.35	$6.55
Weighted average common shares outstanding:
Basic	137.5	143.3	137.8	144.1
Diluted	138.3	144.3	138.6	145.1
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Net income	$344	$468	$744	$950
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	(81)	(112)	23	(72)
Pension and postretirement obligations	—	(2)	—	(2)
Unrealized (loss) gain on available-for-sale securities (net of income tax benefit of $0, $0, $0 and $2, respectively)	(20)	1	(20)	(9)
Gain (loss) on derivatives:
Unrealized (loss) gain due to periodic revaluations (net of income tax benefit (expense) of $1, $2, ($2) and $2, respectively)	(6)	(5)	7	(2)
Less: reclassification adjustment for losses (gains) included in net income (net of income tax (benefit) expense of ($1), $1, ($2) and $1, respectively)	2	(2)	7	(4)
Other comprehensive (loss) income, net of tax	(105)	(120)	17	(89)
Total comprehensive (income) loss attributable to noncontrolling interests	(1)	5	(5)	7
Total comprehensive income attributable to PCC	$238	$353	$756	$868
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In millions)

	9/27/15	3/29/15
Assets
Current assets:
Cash and cash equivalents	$632	$474
Receivables, net	1,582	1,710
Inventories	3,769	3,640
Prepaid expenses and other current assets	65	81
Income tax receivable	71	37
Deferred income taxes	4	2
Discontinued operations	29	28
Total current assets	6,152	5,972
Property, plant and equipment, at cost	4,576	4,328
Accumulated depreciation	(1,988)	(1,854)
Net property, plant and equipment	2,588	2,474
Goodwill	6,875	6,661
Acquired intangible assets, net	3,961	3,744
Investment in unconsolidated affiliates	229	238
Other assets	341	311
Deferred income taxes	12	—
Discontinued operations	31	28
	$20,189	$19,428
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$507	$1,093
Accounts payable	945	1,162
Accrued liabilities	506	559
Deferred income taxes	44	—
Discontinued operations	11	13
Total current liabilities	2,013	2,827
Long-term debt	4,491	3,493
Pension and other postretirement benefit obligations	664	678
Other long-term liabilities	524	546
Deferred income taxes	989	924
Discontinued operations	3	3
Commitments and contingencies (See Notes)
Equity:
Preferred stock	—	—
Common stock	137	139
Paid-in capital	—	60
Retained earnings	12,277	11,685
Accumulated other comprehensive loss	(938)	(955)
Total PCC shareholders' equity	11,476	10,929
Noncontrolling interest	29	28
Total equity	11,505	10,957
	$20,189	$19,428
See Notes to the Condensed Consolidated Financial Statements.

Precision Castparts Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended
	9/27/15	9/28/14
Operating activities:
Net income	$744	$950
Net loss from discontinued operations	1	3
Non-cash items:
Depreciation and amortization	168	156
Deferred income taxes	88	62
Stock-based compensation expense	28	27
Excess tax benefits from share-based payment arrangements	(3)	(10)
Other non-cash adjustments	(8)	(5)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	148	(71)
Inventories	(98)	(163)
Prepaid expenses and other current assets	(4)	15
Income tax receivable and payable	(18)	(2)
Payables and accruals	(265)	(67)
Pension and other postretirement benefit plans	(27)	4
Other non-current assets and liabilities	(41)	(150)
Net cash used by operating activities of discontinued operations	(5)	(8)
Net cash provided by operating activities	708	741
Investing activities:
Acquisitions of businesses, net of cash acquired	(504)	(629)
Capital expenditures	(210)	(178)
Dispositions of businesses	1	15
Other investing activities, net	(5)	25
Net cash used by investing activities of discontinued operations	(5)	(1)
Net cash used by investing activities	(723)	(768)
Financing activities:
Net change in commercial paper borrowings	(1,587)	748
Proceeds from issuance of long-term debt	1,997	—
Payments for debt issuance costs	(14)	—
Common stock issued	35	39
Excess tax benefits from share-based payment arrangements	3	10
Repurchase of common stock	(271)	(683)
Cash dividends	(8)	(9)
Other financing activities, net	(1)	—
Net cash provided by financing activities	154	105
Effect of exchange rate changes on cash and cash equivalents	19	(35)
Net increase in cash and cash equivalents	158	43
Cash and cash equivalents at beginning of period	474	361
Cash and cash equivalents at end of period	$632	$404

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In millions, except share and per share data)

(1) Merger Agreement with Berkshire Hathaway
On August 8, 2015, Precision Castparts Corp. (“PCC” or the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Berkshire Hathaway Inc. ("Berkshire") and NW Merger Sub Inc., a wholly owned subsidiary of Berkshire, to acquire all outstanding PCC shares for $235 per share in cash (the "Merger").
The shareholders of the Company will vote on the approval of the Merger Agreement at a special meeting on November 19, 2015. Closing is expected to occur during the first quarter of calendar 2016, subject to customary closing conditions, including competition clearance in certain foreign jurisdictions. At the effective time of the Merger, each share of the Company's common stock, issued and outstanding immediately prior to the effective time, other than shares owned by Berkshire and shares owned by wholly owned subsidiaries of Berkshire that Berkshire has elected to be canceled, will be converted into the right to receive $235 in cash, without interest and less any applicable withholding taxes.

(2) Basis of Presentation
The condensed consolidated financial statements have been prepared by Precision Castparts Corp. without audit and are subject to year-end adjustment, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), except that certain information and footnote disclosures made in the latest annual report on Form 10-K have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated into interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

(3) Acquisitions
Fiscal 2016

•
On October 30, 2015, we acquired Noranco for approximately $560 million. Noranco is a premier supplier of complex machined and fabricated components for aero-engine, landing gear and airframe applications. Noranco provides significant value to aerospace customers through a wide range of sophisticated capabilities including high precision machining and sheet metal fabrication, processing, assembly and testing. Noranco's aerostructures business strengthens our existing market position in airframe products, and their engine, landing gear, and machining capability expands our product offering on current and next generation aircraft. Noranco employs approximately 1,100 employees across seven manufacturing sites in North America. The Noranco acquisition, which closed in the third quarter of fiscal 2016, was a stock purchase for tax purposes and operates as part of the Airframe Products segment.

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
The components of discontinued operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Net sales	$10	$15	$19	$27
Cost of goods sold	9	15	18	26
Selling and administrative expenses	1	1	2	3
Loss from operations before income taxes	—	(1)	(1)	(2)
Income tax benefit	—	—	—	—
Loss from operations	—	(1)	(1)	(2)
Loss on disposal, net of $0 tax benefit in all periods	(1)	—	—	(1)
Net loss from discontinued operations	$(1)	$(1)	$(1)	$(3)

Included in the Condensed Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations after adjustment for write-downs to fair value less cost to sell:

	9/27/15	3/29/15
Assets of discontinued operations:
Current assets	$29	$28
Net property, plant and equipment	23	20
Other assets	8	8
	$60	$56
Liabilities of discontinued operations:
Current liabilities	$11	$13
Long-term debt	1	1
Other long-term liabilities	2	2
	$14	$16

(5) Inventories
Inventories consisted of the following:

	9/27/15	3/29/15
Finished goods	$553	$544
Work-in-process	1,363	1,262
Raw materials and supplies	1,098	1,155
	3,014	2,961
Excess of LIFO cost over current cost	755	679
Total inventory	$3,769	$3,640

As of September 27, 2015, the percentage of our U.S. inventories which are valued using LIFO for book purposes was 95%. As of September 27, 2015, the percentage of our U.S. inventories which are valued using LIFO for tax purposes was 27%.

(6) Goodwill and Acquired Intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment testing during the second quarter of each fiscal year. If the carrying value exceeds the estimated fair value, impairment is recorded. Assets for which fair value does not substantially exceed carrying value may have a higher risk of impairment in future periods. For fiscal 2016, it was determined that the fair value of the related reporting units substantially exceeded their carrying value and that there was no impairment of goodwill. Furthermore, it was determined that the fair value of indefinite-lived intangible assets substantially exceeded their carrying value for all but one asset, which had a carrying value of approximately $30 million as of September 27, 2015, and that there was no impairment of indefinite-lived intangible assets.
The changes in the carrying amount of goodwill by reportable segment for the six months ended September 27, 2015 were as follows:

	Balance at		Adjustments, Currency Translation and Other	Balance at
	3/29/15	Acquired		9/27/15
Investment Cast Products	$337	$70	$—	$407
Forged Products	3,553	131	20	3,704
Airframe Products	2,771	—	(7)	2,764
Total	$6,661	$201	$13	$6,875
The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	September 27, 2015			March 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$9	$(7)	$2	$13	$(11)	$2
Proprietary technology	—	—	—	2	(2)	—
Long-term customer relationships	584	(89)	495	482	(85)	397
Backlog	43	(34)	9	56	(41)	15
Revenue sharing agreements	29	(3)	26	29	(3)	26
	$665	$(133)	532	$582	$(142)	440
Unamortizable intangible assets:
Tradenames			697			699
Long-term customer relationships			2,732			2,605
Acquired intangibles, net			$3,961			$3,744

Amortization expense for finite-lived intangible assets for the three and six months ended September 27, 2015 was $11 million and $22 million, respectively. Amortization expense for finite-lived intangible assets for the three and six months ended September 28, 2014 was $11 million and $22 million, respectively. Amortization expense related to finite-lived intangible assets is projected to total $45 million for fiscal 2016. Amortization expense related to finite-lived intangible assets for fiscal 2015 was $42 million. Projected amortization expense for the succeeding five fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2017	$39
2018	32
2019	33
2020	32
2021	32
The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed of, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

(7) Financing Arrangements
Long-term debt is summarized as follows:

	09/27/15	03/29/15
0.700% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 in both periods)	$500	$500
1.250% Senior Notes due fiscal 2018 ($1,000 face value less unamortized discount of $1 in both periods)	999	999
2.250% Senior Notes due fiscal 2021 ($550 face value less unamortized premium of $2 and $0)	552	—
2.500% Senior Notes due fiscal 2023 ($1,000 face value less unamortized discount of $4 and $5)	996	995
3.250% Senior Notes due fiscal 2026 ($850 face value less unamortized discount of $2 and $0)	848	—
4.200% Senior Notes due fiscal 2036 ($275 face value less unamortized discount of $1 and $0)	274	—
3.900% Senior Notes due fiscal 2043 ($500 face value less unamortized discount of $3 in both periods)	497	497
4.375% Senior Notes due fiscal 2046 ($325 face value less unamortized discount of $1 and $0)	324	—
Commercial paper	—	1,587
Other	8	8
	4,998	4,586
Less: Long-term debt currently due	507	1,093
Total	$4,491	$3,493

Long-term debt maturing in each of the next five fiscal years, excluding the discount and/or premium, is as follows:

Fiscal	Debt
2016	$506
2017	1
2018	1,001
2019	—
2020	—
Thereafter	3,500
Total	$5,008

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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "2013 Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On June 15, 2015, we amended the agreement to extend the maturity date one year to December 2019, utilizing one of the two extension options. The 2013 Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and 2013 Credit Agreement may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of September 27, 2015.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of September 27, 2015, there were no commercial paper borrowings outstanding. For the six months ended September 27, 2015, the average amount of commercial paper borrowings outstanding was $815 million and the weighted average interest rate was 0.2%. For the six months ended September 28, 2014, the average amount of commercial paper borrowings outstanding was $1,182 million and the weighted average interest rate was 0.2%. During the first six months of fiscal 2016, the largest daily balance of outstanding commercial paper borrowings was $1,872 million. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand.
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of September 27, 2015 was $2.0 billion.
Our financial covenant requirement and actual ratio as of September 27, 2015 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	30.3%

[1]	Terms are defined in the Credit Agreements.
As of September 27, 2015, we were in compliance with the financial covenant in the Credit Agreements.

(8) Earnings per Share and Shareholders' Equity
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Amounts attributable to PCC shareholders:
Net income from continuing operations	$344	$468	$743	$953
Net loss from discontinued operations	(1)	(1)	(1)	(3)
Net income attributable to PCC shareholders	$343	$467	$742	$950

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Weighted average shares outstanding-basic	137.5	143.3	137.8	144.1
Effect of dilutive stock-based compensation plans	0.8	1.0	0.8	1.0
Weighted average shares outstanding-dilutive	138.3	144.3	138.6	145.1

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares (if any) representing stock distributable under stock option, employee stock purchase, deferred stock unit and phantom stock plans computed using the treasury stock method.
For the three and six months ended September 27, 2015, stock options to purchase 2.3 million shares of common stock were excluded from the computation of diluted earnings per share because they would have been antidilutive. For the three and six months ended September 28, 2014, stock options to purchase 1.0 million shares of common stock were excluded from the computation of diluted earnings per share because they would have been antidilutive. These options could be dilutive in the future.

Share repurchase program
During fiscal 2013 through 2015, the Board of Directors approved $2.5 billion for use in the Company's stock repurchase program. On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. Repurchases under the Company's program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate PCC to acquire any particular amount of common stock, and it may be suspended at any time at the Company's discretion. As part of the Merger Agreement with Berkshire, the Company has agreed to not purchase additional shares.
During the three months ended September 27, 2015, the Company did not repurchase shares under this program. During the six months ended September 27, 2015, the Company repurchased 1,292,056 shares under this program at an average price paid per share of $210.01 for an aggregate purchase price of $271 million. As of September 27, 2015, the Company had repurchased 11,104,150 shares under this program for an aggregate purchase price of $2,457 million.

(9) Stock-based Compensation
During the three and six months ended September 27, 2015 and September 28, 2014, we recorded stock-based compensation expense under our stock option, employee stock purchase, deferred stock unit and deferred compensation plans. A detailed description of the awards under these plans and the respective accounting treatment is included in the “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended March 29, 2015.
At the effective time of the Merger, each share of the Company's common stock, without par value, issued and outstanding immediately prior to the effective time, other than shares owned by Berkshire and shares owned by wholly owned subsidiaries of Berkshire that Berkshire has elected to be canceled, will be converted into the right to receive $235 in cash, without interest and less any applicable withholding taxes. Any remaining expense associated with our stock-based compensation plans will be recognized upon shareholder approval of the Merger, with the special meeting of the shareholders currently scheduled for November 19, 2015. The amount of expense is expected to be approximately $95 million.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Cost of goods sold	$3	$3	$7	$7
Selling and administrative expenses	11	9	21	20
Stock-based compensation expense before income taxes	14	12	28	27
Income tax benefit	(4)	(4)	(8)	(8)
Total stock-based compensation expense after income taxes	$10	$8	$20	$19

(10) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("AOCI") consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized gains (losses) on available-for-sale securities.
Changes in AOCI by component, net of tax, for the three months ended September 27, 2015 were as follows:

	Cumulative unrealized foreign currency translation (losses) gains	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized loss on available-for-sale securities	Total
Balance at June 28, 2015	$(180)	$(637)	$6	$(22)	$(833)
OCI before reclassifications	(81)	—	(6)	(20)	(107)
Amounts reclassified from AOCI[1]	—	—	2	—	2
Net current period OCI	(81)	—	(4)	(20)	(105)
Balance at September 27, 2015	$(261)	$(637)	$2	$(42)	$(938)

Changes in AOCI by component, net of tax, for the six months ended September 27, 2015 were as follows:

	Cumulative unrealized foreign currency translation (losses) gains	Pension and postretirement obligations	Unrealized (loss) gain on derivatives	Unrealized loss on available-for-sale securities	Total
Balance at March 29, 2015	$(284)	$(637)	$(12)	$(22)	$(955)
OCI before reclassifications	23	—	7	(20)	10
Amounts reclassified from AOCI[1]	—	—	7	—	7
Net current period OCI	23	—	14	(20)	17
Balance at September 27, 2015	$(261)	$(637)	$2	$(42)	$(938)
Changes in AOCI by component, net of tax, for the three months ended September 28, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized loss on available-for-sale securities	Total
Balance at June 29, 2014	$109	$(483)	$7	$(20)	$(387)
OCI before reclassifications	(112)	(2)	(5)	1	(118)
Amounts reclassified from AOCI[1]	—	—	(2)	—	(2)
Net current period OCI	(112)	(2)	(7)	1	(120)
Balance at September 28, 2014	$(3)	$(485)	$—	$(19)	$(507)
Changes in AOCI by component, net of tax, for the six months ended September 28, 2014 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized loss on available-for-sale securities	Total
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)
OCI before reclassifications	(72)	(2)	(2)	(9)	(85)
Amounts reclassified from AOCI[1]	—	—	(4)	—	(4)
Net current period OCI	(72)	(2)	(6)	(9)	(89)
Balance at September 28, 2014	$(3)	$(485)	$—	$(19)	$(507)

[1]	Reclassifications out of AOCI for the three and six months ended September 27, 2015 and September 28, 2014 were not significant.

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
As of September 27, 2015, there were $8 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that are expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. As of September 27, 2015, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 26 months. As of September 27, 2015, the amount of net notional foreign exchange and interest rate contracts outstanding was approximately $700 million and $100 million, respectively. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the Condensed Consolidated Balance Sheet either as assets or liabilities. As of September 27, 2015, accounts receivable, accounts payable and other long-term liabilities included foreign exchange contracts of $3 million, $14 million and $1 million, respectively, and other assets included interest rate contracts of $2 million. As of March 29, 2015, accounts receivable included foreign exchange contracts of $4 million and accounts payable included foreign exchange contracts of $29 million and interest rate contracts of $1 million.
Gains (losses) recognized in the Condensed Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Derivatives designated as hedging instruments	$(2)	$2	$(5)	$5
Derivatives not designated as hedging instruments	—	(12)	20	(10)
Gains and losses on derivatives not designated as hedging instruments are primarily offset by losses or gains arising from the revaluation of foreign currency denominated assets and liabilities. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in any period was not significant.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 27, 2015:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Trading securities	$—	$65	$—	$65
Available for sale securities	$12	$—	$—	$12
Derivative instruments	$—	$5	$—	$5
Liabilities:
Derivative instruments	$—	$15	$—	$15
The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$32	$—	$—	$32
Derivative instruments	$—	$4	$—	$4
Liabilities:
Derivative instruments	$—	$30	$—	$30
Trading securities consist of money market funds, commercial paper, and other highly liquid short-term instruments with maturities of three months or less at the time of purchase. These investments are readily convertible to cash with market value approximating cost. There were no transfers between Level 1 and Level 2 fair value measurements during the first six months of fiscal 2016 or fiscal 2015.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $4,933 million compared to a book value of $4,995 million at September 27, 2015. At March 29, 2015, the estimated fair value of our long-term fixed rate debt instruments was $3,013 million compared to a book value of $2,997 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

(13) Pensions and Other Postretirement Benefit Plans
We sponsor many domestic and foreign defined benefit pension plans. In addition, we offer postretirement medical benefits for certain eligible employees. These plans are more fully described in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

The net periodic pension cost for our pension plans consisted of the following components:

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Service cost	$13	$12	$26	$24
Interest cost	27	29	54	58
Expected return on plan assets	(43)	(41)	(86)	(82)
Amortization of net actuarial loss	14	11	28	22
Amortization of prior service cost	1	1	2	2
Net periodic pension cost	$12	$12	$24	$24
The net periodic benefit cost of postretirement benefits other than pensions consisted of the following components:

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	3
Amortization of net actuarial loss	—	—	—	—
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$1	$1	$2	$3
During the three and six months ended September 27, 2015, we contributed $2 million and $45 million, respectively, to the defined benefit pension plans, of which $0 and $31 million, respectively, was voluntary. During the three and six months ended September 28, 2014, we contributed $3 million and $21 million, respectively, to the defined benefit pension plans, of which $0 and $6 million, respectively, was voluntary. We expect to contribute approximately $6 million of additional required contributions in fiscal 2016, for total contributions to the defined benefit pension plans of approximately $51 million in fiscal 2016. Including contributions in the first six months of fiscal 2016, we expect to contribute a total of approximately $7 million to the other postretirement benefit plans during fiscal 2016.

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
The Company's environmental liability balance was $437 million and $448 million at September 27, 2015 and March 29, 2015, of which $81 million and $95 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs or range of costs to remediate identified environmental conditions for which costs can be reasonably estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $360 million at September 27, 2015. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

(15) New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the adjustments made to provisional amounts recognized in a business combination. As a result, the new guidance eliminates the requirement to retrospectively account for such adjustments. The guidance is effective for the Company beginning the first quarter of fiscal 2017. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued guidance on measuring the fair value of plan assets of a defined benefit pension plan for a reporting entity with a fiscal year-end that does not coincide with a month-end. Under the new guidance, the reporting entity is permitted to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end. The guidance is effective for the Company beginning the first quarter of fiscal 2017 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
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
In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. Companies may adopt the guidance using a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date. The guidance is effective for the Company beginning the first quarter of fiscal 2019. The Company is in the process of determining the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

(16) Segment Information
Information regarding segments is presented in accordance with segment disclosure guidance. Based on the criteria outlined in this guidance, our operations are classified into three reportable business segments: Investment Cast Products, Forged Products and Airframe Products.

	Three Months Ended		Six Months Ended
	9/27/15	9/28/14	9/27/15	9/28/14
Net sales:
Investment Cast Products	$636	$631	$1,268	$1,256
Forged Products	905	1,075	1,906	2,163
Airframe Products	746	816	1,525	1,623
Consolidated net sales	$2,287	$2,522	$4,699	$5,042
Segment operating income (loss):
Investment Cast Products	$233	$227	$470	$451
Forged Products	169	266	373	575
Airframe Products	191	248	409	490
Corporate expenses	(45)	(35)	(85)	(73)
Total segment operating income	548	706	1,167	1,443
Interest expense	33	17	53	34
Interest income	(1)	(1)	(2)	(2)
Consolidated income before income tax expense and equity in loss of unconsolidated affiliates	$516	$690	$1,116	$1,411

(17) Restructuring Charges
In the fourth quarter of fiscal 2015, we implemented headcount reductions at various operations to improve our cost structure and in response to the current market conditions, which resulted in a pre-tax charge of $8 million. These restructuring plans provided for terminations of approximately 490 employees, which we expect to be completed by the fourth quarter of fiscal 2016. As of September 27, 2015, accrued amounts remaining related to our restructuring plans amounted to $2 million, primarily due to a European operation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations - Comparison Between Three Months Ended September 27, 2015 and September 28, 2014

	Three Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/27/15	9/28/14	$	%
Net sales	$2,287	$2,522	$(235)	(9)%
Costs and expenses:
Cost of goods sold	1,572	1,658	(86)	(5)
Selling and administrative expenses	167	158	9	6
Interest expense, net	32	16	16	100
Total costs and expenses	1,771	1,832	(61)	(3)
Income before income tax expense and equity in loss of unconsolidated affiliates	516	690	(174)	(25)
Income tax expense	(169)	(220)	51	23
Effective tax rate	32.8%	31.9%
Equity in loss of unconsolidated affiliates	(2)	(1)	(1)	(100)
Net income from continuing operations	345	469	(124)	(26)
Net loss from discontinued operations	(1)	(1)	—	—
Net income	344	468	(124)	(26)
Net income attributable to noncontrolling interests	(1)	(1)	—	—
Net income attributable to Precision Castparts Corp. (“PCC”)	$343	$467	$(124)	(27)%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$2.49	$3.24	$(0.75)	(23)%
Net loss per share from discontinued operations	(0.01)	—	(0.01)	(100)
Net income per share	$2.48	$3.24	$(0.76)	(23)%

Average market price of key metals (per pound)	Three Months Ended		Increase/(Decrease)
	9/27/15	9/28/14	$	%
Nickel	$4.85	$8.50	$(3.65)	(43)%
London Metal Exchange (LME)[1]
Titanium	$3.30	$3.05	$0.25	8%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.55	$15.08	$(1.53)	(10)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Three Months Ended		Increase/(Decrease)
	9/27/15	9/28/14	$	%
Investment Cast Products[2]	$65	$70	$(5)	(7)%
Forged Products[3]	370	504	(134)	(27)%
Airframe Products[4]	67	67	—	—%
Total intercompany sales	$502	$641	$(139)	(22)%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $7 million and $9 million for the second quarter of fiscal 2016 and 2015, respectively.
[3]	Forged Products: Includes sales between segments of $25 million and $28 million for the second quarter of fiscal 2016 and 2015, respectively.
[4]	Airframe Products: Includes sales between segments of $2 million for both the second quarter of fiscal 2016 and 2015, respectively.

Sales for the second quarter of fiscal 2016 were $2,287 million, a decrease of $235 million, or 9%, from $2,522 million in the same quarter last year. The current quarter includes contributions from three businesses acquired in the first six months of fiscal 2016. Excluding the impact of acquisitions, organic sales declined compared to last year, reflecting a sharp decline in oil & gas and other non-IGT (industrial gas turbine) power generation demand. The effect of foreign currency rates negatively impacted sales by approximately $42 million, with most of the impact felt in the Forged Products and Airframe Products segments. Contractual material pass-through pricing increased sales by $45 million in the second quarter of fiscal 2016, compared to $58 million in the second quarter of fiscal 2015. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Including the impact of acquisitions, aerospace sales decreased 1% from the prior year; however, large commercial sales were higher by 2%, reflecting our positions on growth programs and stronger content wins throughout our product lines. Regional/business jet demand was down modestly and military sales experienced double-digit percentage declines. Sales to our power markets remained the largest negative driver in the second quarter, with a 26% decline over the prior year, reflecting a low-single digit IGT decline, but an approximately 50% decline in demand from our oil & gas and other non-IGT power generation customers. General industrial and other sales decreased 27%, primarily due to lower sales to the automotive and chemical transport sectors and the second-derivative impact of lower oil prices and weak overall demand through distribution channels.
Net income from continuing operations attributable to PCC for the second quarter of fiscal 2016 was $344 million, or $2.49 per share (diluted), compared to net income from continuing operations attributable to PCC for the second quarter of fiscal 2015 of $468 million, or $3.24 per share (diluted). Net income attributable to PCC (including discontinued operations) for the second quarter of fiscal 2016 was $343 million, or $2.48 per share (diluted), compared with net income attributable to PCC of $467 million, or $3.24 per share (diluted), in the same quarter last year. Net income for the second quarter of fiscal 2016 includes approximately $6 million (pre-tax) of expenses associated with the pending transaction with Berkshire.
Interest and Income Tax
Interest expense for the second quarter of fiscal 2016 was $33 million, compared with $17 million for the second quarter of last year. We issued $2.0 billion of debt during the last month of the first quarter of fiscal 2016 and therefore incurred interest and financing expenses associated with that debt. Interest income was $1 million for both the second quarter of fiscal 2016 and fiscal 2015.
The effective tax rate for the second quarter of fiscal 2016 was 32.8%, compared with 31.9% for the second quarter of fiscal 2015. The higher effective tax rate in the current period is primarily due to decreased benefits from earnings taxed at rates lower than the U.S. statutory rate, an increase in non-deductible acquisition costs, primarily related to the pending transaction with Berkshire, less benefits from the domestic manufacturing deduction, and an increase in reserves for uncertain tax positions, partially offset by various federal and state refund claims.
Acquisitions
Fiscal 2016

•
On October 30, 2015, we acquired Noranco for approximately $560 million. Noranco is a premier supplier of complex machined and fabricated components for aero-engine, landing gear and airframe applications. Noranco provides significant value to aerospace customers through a wide range of sophisticated capabilities including high precision machining and sheet metal fabrication, processing, assembly and testing. Noranco's aerostructures business strengthens our existing market position in airframe products, and their engine, landing gear, and machining capability expands our product offering on current and next generation aircraft. Noranco employs approximately 1,100 employees across seven manufacturing sites in North America. The Noranco acquisition, which closed in the third quarter of fiscal 2016, was a stock purchase for tax purposes and operates as part of the Airframe Products segment.

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
Discontinued Operations
The net loss from discontinued operations for the second quarter of fiscal 2016 was $1 million, or $0.01 per share (diluted), and a net loss of $1 million for the second quarter of fiscal 2015. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss from discontinued operations was primarily due to costs associated with shutting down the affected facilities.
Fiscal 2016 Outlook
Based on data from The Airline Monitor as of June 2015, Boeing and Airbus aircraft deliveries are expected to moderately increase through calendar year 2015 as compared to 2014. Due to manufacturing lead times and scheduled build rates, our production volumes are approximately three to six months ahead of aircraft deliveries for mature programs. The Airline Monitor is projecting further growth in aircraft deliveries in calendar year 2016, and therefore we anticipate that our commercial aerospace sales will continue to increase in fiscal 2016 compared to fiscal 2015.
Looking at the key end market drivers for fiscal 2016, commercial aerospace market growth is expected to be driven by higher build rates currently projected by our customers on the Boeing 787 and Airbus A350, as well as the initial production of next generation engines, including the LEAP engine. Activity in the military aerospace market will be driven by higher production rates on certain aircraft such as the F-35, tempered by the impact of constrained budgets and moderating global GDP growth rates. On the regional/business jet side, demand is broadly related to corporate profitability and commercial airline traffic indicators. Market outlooks for large cabin business jets are generally positive, with mixed dynamics present in mid and small cabin business jets. IGT demand is broadly stable, with positive influences from the introduction of new generation turbines. Oil & gas and other non-IGT power generation market outlooks are challenged by lower oil prices and resulting lower exploration and production activity and spending throughout the supply chain. Within our general industrial and other markets, the outlook is mostly stable, except where second-derivative softness is being felt due to lower oil prices.

Results of Operations by Segment - Comparison Between Three Months Ended September 27, 2015 and September 28, 2014

(in millions)	Three Months Ended		Increase/(Decrease)
	9/27/15	9/28/14	$	%
Net sales:
Investment Cast Products	$636	$631	$5	1%
Forged Products	905	1,075	(170)	(16)
Airframe Products	746	816	(70)	(9)
Consolidated net sales	$2,287	$2,522	$(235)	(9)%
Segment operating income (loss):
Investment Cast Products	$233	$227	$6	3%
% of sales	36.6%	36.0%
Forged Products	169	266	(97)	(36)
% of sales	18.7%	24.7%
Airframe Products	191	248	(57)	(23)
% of sales	25.6%	30.4%
Corporate expenses	(45)	(35)	(10)	29
Total segment operating income	548	706	$(158)	(22)%
% of sales	24.0%	28.0%
Interest expense, net	32	16
Consolidated income before income tax expense and equity in loss of unconsolidated affiliates	$516	$690
Investment Cast Products
Investment Cast Products' sales were $636 million in the second quarter of fiscal 2016, compared to sales of $631 million in the second quarter of fiscal 2015, an increase of $5 million. Results for the second quarter of fiscal 2016 include a contribution from CHI, which was not included in the prior year. Commercial aerospace sales increased by approximately 6% year-over-year and regional/business jet sales increased by approximately 15%, driven by solid demand on current aerospace platforms. Military shipments were lower by approximately 12%, reflecting timing of customer demand. In addition, IGT sales were down slightly with solid OEM demand offset by softness in aftermarket sales. General industrial and other sales declined approximately 24%, primarily as a result of lower sales to the medical and non-aerospace military sectors.
Operating income was $233 million in the second quarter of fiscal 2016, an increase of $6 million from $227 million in the second quarter of fiscal 2015. Operating income as a percent of sales for the second quarter of fiscal 2016 increased to 36.6% from 36.0% of sales in the same period last year, an increase of 0.6 percentage points. Investment Cast Products' operations continued to deliver solid operating margins by effectively leveraging higher volumes. Contractual pricing related to pass-through of increased material costs was approximately $11 million in the second quarter of fiscal 2016, compared to approximately $14 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in the second quarter of fiscal 2016 compared to 0.8 percentage points in the same period a year ago.
Fiscal 2016 sales are expected to be driven by the next step-up in commercial build rates currently projected by our customers on platforms such as the Boeing 787 and Airbus A350 and narrow-body re-engining. The acquisition of CHI allows us to offer high-temperature engine solutions across a broad range of materials. We anticipate that IGT market activity in fiscal 2016 will be broadly stable, with positive influences from the introduction of high-efficiency, large-capacity new IGT platforms.
Forged Products
Forged Products' sales were $905 million in the second quarter of fiscal 2016, compared to sales of $1,075 million in the second quarter of fiscal 2015, a decrease of $170 million. Results for the second quarter of fiscal 2016 include contributions from two small acquisitions that were not included in the prior year. Commercial aerospace sales grew by approximately 4% and regional/business jet sales were higher, both due to solid demand. Military sales declined by approximately 15% due to similar dynamics as Investment Cast Products. Sales to the power markets decreased by nearly 50%, primarily driven by lower oil & gas and other non-IGT power generation demand. General industrial and other sales decreased approximately 28% compared to the prior year as a second-derivative impact of lower oil prices and weak overall demand through distribution channels. The effect of foreign currency rates negatively impacted sales by approximately $15 million. Contractual material pass-through pricing contributed approximately $33 million of sales in the second quarter of fiscal 2016 compared to approximately $41 million of sales in the second quarter of fiscal 2015.

Operating income was $169 million for the second quarter of fiscal 2016, a decrease of $97 million from $266 million in the second quarter of fiscal 2015. Operating income as a percent of sales for the second quarter of fiscal 2016 decreased to 18.7% from 24.7% of sales in the same period last year. Operating income as a percent of sales decreased compared to a year ago as a result of negative volume leverage, weaker pricing in oil & gas markets and scheduled maintenance outages and the extended outage on a critical asset in the United Kingdom. Contractual pass-through of higher raw material costs diluted operating margins by 0.7 percentage points in the second quarter of fiscal 2016 compared to 1.0 percentage point in the same period a year ago.
Similar to the Investment Cast Products segment, the Forged Products segment is aligned with large commercial aerospace build rates. However, we are facing challenges in the oil & gas and other non-IGT power generation markets due to lower oil prices and resulting lower exploration and production activity and spending throughout the supply chain.
Airframe Products
Airframe Products' sales were $746 million for the second quarter of fiscal 2016, compared to sales of $816 million in the second quarter of fiscal 2015, a decrease of $70 million. The effect of foreign currency rates negatively impacted sales by approximately $23 million in the current period versus a year ago. Commercial aerospace sales, the chief driver of this segment, were modestly lower year-over-year. Sales of aerospace fasteners were negatively impacted by demand timing associated with the expansion of a customer's supply chain management initiatives. We have been very successful in winning new contracts for our aerostructures products, but the ramp of that new work created some disruption in our operations, and constrained activity in other areas. Regional/business jet and military sales were also lower by double digit percentages, primarily reflecting difficult year-over-year comparisons and lower military demand. General industrial and other sales decreased approximately 25% when compared to the prior year, primarily due to lower sales to the automotive sector.
Operating income was $191 million for the second quarter of fiscal 2016, a decrease of $57 million from $248 million in the second quarter of fiscal 2015. Operating income as a percent of sales for the second quarter of fiscal 2016 decreased to 25.6% from 30.4% of sales in the same period last year. Operating income as a percent of sales decreased compared to a year ago as a result of lower volumes and product mix, coupled with higher costs associated with new product introductions.
Sales in the Airframe Products segment in fiscal 2016 will be driven by demand to support current build rates projected by our customers on platforms such as the Boeing 787 and Airbus A350 and narrow-body re-engining. The Noranco acquisition complements our product offering and further expands our ability to support the breadth of our customers' requirements.

Consolidated Results of Operations - Comparison Between Six Months Ended September 27, 2015 and September 28, 2014

	Six Months Ended		Increase/(Decrease)
(in millions, except per share and per pound data)	9/27/15	9/28/14	$	%
Net sales	$4,699	$5,042	$(343)	(7)%
Costs and expenses:
Cost of goods sold	3,197	3,285	(88)	(3)
Selling and administrative expenses	335	314	21	7
Interest expense, net	51	32	19	59
Total costs and expenses	3,583	3,631	(48)	(1)
Income before income tax expense and equity in loss of unconsolidated affiliates	1,116	1,411	(295)	(21)
Income tax expense	(366)	(457)	91	20
Effective tax rate	32.8%	32.4%
Equity in loss of unconsolidated affiliates	(5)	(1)	(4)	400
Net income from continuing operations	745	953	(208)	(22)
Net loss from discontinued operations	(1)	(3)	2	(67)
Net income	744	950	(206)	(22)
Net income attributable to noncontrolling interests	(2)	—	(2)	(100)
Net income attributable to Precision Castparts Corp. (“PCC”)	$742	$950	$(208)	(22)%
Net income per common share attributable to PCC shareholders - diluted:
Net income per share from continuing operations	$5.36	$6.57	$(1.21)	(18)%
Net loss per share from discontinued operations	(0.01)	(0.02)	0.01	(50)
Net income per share	$5.35	$6.55	$(1.20)	(18)%

Average market price of key metals (per pound)	Six Months Ended		Increase/(Decrease)
	9/27/15	9/28/14	$	%
Nickel	$5.39	$8.44	$(3.05)	(36)%
London Metal Exchange (LME)[1]
Titanium	$3.22	$2.89	$0.33	11%
Ti 6-4 bulk, Metalprices.com
Cobalt	$13.68	$14.64	$(0.96)	(7)%
Metal Bulletin COFM.8 Index[1]

[1]	Source: Bloomberg

Intercompany sales[1]	Six Months Ended		Increase/(Decrease)
	9/27/15	9/28/14	$	%
Investment Cast Products[2]	$138	$138	$—	—%
Forged Products[3]	754	999	(245)	(25)%
Airframe Products[4]	143	133	10	8%
Total intercompany sales	$1,035	$1,270	$(235)	(19)%

[1]	Intercompany sales consist of each segment's total intercompany sales, including intercompany sales within a segment and between segments.
[2]	Investment Cast Products: Includes sales between segments of $21 million and $19 million for the first six months of fiscal 2016 and 2015, respectively.
[3]	Forged Products: Includes sales between segments of $50 million and $58 million for the first six months of fiscal 2016 and 2015, respectively.
[4]	Airframe Products: Includes sales between segments of $4 million and $3 million for the first six months of fiscal 2016 and 2015, respectively.

Sales for the first six months of fiscal 2016 were $4,699 million, a decrease of $343 million, or 7%, from $5,042 million in the same period last year. The current period includes the contribution from two businesses acquired in fiscal 2015 and three businesses acquired in the first six months of fiscal 2016. Excluding the impact of acquisitions, organic sales declined compared to last year, reflecting a sharp decline in oil & gas and other non-IGT power generation demand. The effect of foreign currency rates negatively impacted sales by approximately $95 million, with most of the impact felt in the Forged Products and Airframe Products segments. Contractual material pass-through pricing increased sales by $101 million in the first six months of fiscal 2016, compared to $121 million in the first six months of fiscal 2015. Contractual material pass-through pricing adjustments are calculated based on average market prices of key metals as shown in the above table in trailing periods ranging from approximately one to twelve months.
Including the impact of acquisitions, aerospace sales decreased 1% from the prior year; however, large commercial sales were higher by 3%, reflecting our positions on growth programs and stronger content wins throughout our product lines. Regional/business jet demand was down modestly and military sales experienced double-digit declines. Sales to our power markets decreased 22% over the prior year, driven almost entirely by the 45% decline in demand from our oil & gas and other non-IGT power generation customers. IGT sales were stable when compared to the prior year, reflecting the strength of our position on the latest generation of turbines. General industrial and other sales decreased 17% compared to the same period a year ago, primarily due to lower sales to the industrial processing and automotive sectors and the second-derivative impact of lower oil prices and weak overall demand through distribution channels.
Net income from continuing operations attributable to PCC for the first six months of fiscal 2016 was $743 million, or $5.36 per share (diluted), compared to net income from continuing operations attributable to PCC for the first six months of fiscal 2015 of $953 million, or $6.57 per share (diluted). Net income attributable to PCC (including discontinued operations) for the first six months of fiscal 2016 was $742 million, or $5.35 per share (diluted), compared with net income attributable to PCC of $950 million, or $6.55 per share (diluted), in the same period last year. Net income for the first six months of fiscal 2016 includes approximately $6 million (pre-tax) of expenses associated with the pending transaction with Berkshire.
Interest and Income Tax
Interest expense for the first six months of fiscal 2016 was $53 million, compared with $34 million for the first six months of last year. We issued $2.0 billion of debt during the last month of the first quarter of fiscal 2016 and therefore incurred interest and financing expenses associated with that debt. Interest income was $2 million for both the first six months of fiscal 2016 and fiscal 2015.
The effective tax rate for the first six months of fiscal 2016 was 32.8%, compared to 32.4% for the same period last year. The higher effective tax rate in the current period is primarily due to decreased benefits from earnings taxed at rates lower than the U.S. statutory rate, an increase in non-deductible acquisition costs, primarily related to the pending transaction with Berkshire, less benefits from the domestic manufacturing deduction, and an increase in reserves for uncertain tax positions, partially offset by various federal and state refund claims.
Discontinued Operations
The net loss from discontinued operations was $1 million, or $0.01 per share (diluted), for the first six months of fiscal 2016 compared with a net loss of $3 million, or $0.02 per share (diluted), in the same period last year. Net income or loss from discontinued operations represents the results of operations of entities that have been disposed of, or are classified as held for sale in accordance with discontinued operations guidance. The net loss from discontinued operations was primarily due to operating losses at businesses that are held for sale.

Results of Operations by Segment - Comparison Between Six Months Ended September 27, 2015 and September 28, 2014

(in millions)	Six Months Ended		Increase/(Decrease)
	9/27/15	9/28/14	$	%
Net sales:
Investment Cast Products	$1,268	$1,256	$12	1%
Forged Products	1,906	2,163	(257)	(12)
Airframe Products	1,525	1,623	(98)	(6)
Consolidated net sales	$4,699	$5,042	$(343)	(7)%
Segment operating income (loss):
Investment Cast Products	$470	$451	$19	4%
% of sales	37.1%	35.9%
Forged Products	373	575	(202)	(35)
% of sales	19.6%	26.6%
Airframe Products	409	490	(81)	(17)
% of sales	26.8%	30.2%
Corporate expenses	(85)	(73)	(12)	16
Total segment operating income	1,167	1,443	$(276)	(19)%
% of sales	24.8%	28.6%
Interest expense, net	51	32
Consolidated income before income tax expense and equity in loss of unconsolidated affiliates	$1,116	$1,411
Investment Cast Products
Investment Cast Products' sales were $1,268 million for the first six months of fiscal 2016, compared to sales of $1,256 million in the first six months of fiscal 2015, an increase of $12 million. Results for the first six months of fiscal 2016 include a contribution from CHI, which was not included in the prior year. Commercial aerospace sales increased by approximately 6% year over year and regional/business jet sales increased by approximately 8%, driven by solid demand on current aerospace platforms. Military shipments were lower by approximately 14%, reflecting weaker demand for components for new build aircrafts. In addition, the segment saw growth of approximately 1% in IGT sales, driven by the Company's higher content on upgrade programs and new turbine designs. General industrial and other sales declined approximately 18%, primarily as a result of lower sales to the medical and automotive sectors.
Operating income was $470 million for the first six months of fiscal 2016, an increase of $19 million from $451 million in the first six months of fiscal 2015. Operating income as a percent of sales for the first six months of fiscal 2016 increased to 37.1% from 35.9% of sales in the same period last year, an increase of 1.2 percentage points. Investment Cast Products' operations continued to deliver solid operating margins by effectively leveraging higher volumes. Contractual pricing related to pass-through of increased material costs was approximately $23 million in the first six months of fiscal 2016, compared to approximately $27 million in the same period last year. Contractual material pass-through pricing diluted operating margins by 0.7 percentage points in the first six months of fiscal 2016 compared to 0.8 percentage points in the first six months of fiscal 2015.
Forged Products
Forged Products' sales were $1,906 million for the first six months of fiscal 2016, compared to sales of $2,163 million in the first six months of fiscal 2015, a decrease of $257 million. Results for the first six months of fiscal 2016 include contributions from two small acquisitions that were not included in the prior year. Commercial aerospace sales grew by approximately 5% and regional/business jet sales were higher, both due to solid demand. Military sales declined by approximately 26% due to similar dynamics as Investment Cast Products. Sales to the power markets decreased approximately 40%, primarily driven by lower oil & gas and other non-IGT power generation demand. General industrial and other sales decreased approximately 16% compared to the prior year as a second-derivative impact of lower oil prices and weak overall demand through distribution channels. The effect of foreign currency rates negatively impacted sales by approximately $37 million. Contractual material pass-through pricing contributed approximately $76 million of sales in the first six months of fiscal 2016, compared to approximately $89 million in the same period last year.
Operating income was $373 million for the first six months of fiscal 2016, a decrease of $202 million from $575 million in the first six months of fiscal 2015. Operating income as a percent of sales for the first six months of fiscal 2016 decreased to

19.6% from 26.6% of sales in the same period last year. Operating income as a percent of sales decreased compared to a year ago as a result of negative volume leverage and weaker product mix in the oil & gas market, coupled with higher other variable costs. Contractual pass-through of higher raw material costs diluted operating margins by 0.8 percentage points in the first six months of fiscal 2016 compared to 1.1 percentage points in the same period a year ago.
Airframe Products
Airframe Products' sales were $1,525 million for the first six months of fiscal 2016, compared to sales of $1,623 million in the first six months of fiscal 2015, a decrease of $98 million. Results for the first six months of fiscal 2015 include contributions from ADI for five months. The effect of foreign currency rates negatively impacted sales by approximately $47 million in the current period versus a year ago. Commercial aerospace sales, the chief driver of this segment, were relatively flat year-over-year. Sales of aerospace fasteners were negatively impacted by demand timing associated with the expansion of a customer's supply chain management initiatives. We have been very successful in winning new contracts for our aerostructures products, but the ramp of that new work created some disruption in our operations, and constrained activity in other areas. General industrial and other sales decreased approximately 21% when compared to the prior year, primarily due to lower sales to the automotive and pulp and paper sectors.
Operating income was $409 million for the first six months of fiscal 2016, a decrease of $81 million from $490 million in the first six months of fiscal 2015. Operating income as a percent of sales for the first six months of fiscal 2016 decreased to 26.8% from 30.2% of sales in the same period last year. Operating income as a percent of sales decreased compared to a year ago as a result of lower volumes, product mix, and initial inefficiencies on new product introductions.

Changes in Financial Condition and Liquidity
Total assets of $20,189 million at September 27, 2015 represented a $761 million increase from the $19,428 million balance at March 29, 2015. The increase in total assets principally reflects proceeds from the $2.0 billion debt offering discussed below and cash generated from operations during the first six months of fiscal 2016 totaling $708 million, partially offset by the repurchase of common stock.
Total capitalization at September 27, 2015 was $16,475 million, consisting of $4,999 million of total debt and $11,476 million of PCC shareholders' equity. The debt-to-capitalization ratio increased to 30.3% at September 27, 2015 from 29.6% at the end of fiscal 2015, reflecting increased debt associated with the $2.0 billion debt offering discussed below, and lower cumulative translation adjustments, partially offset by the impact of increased equity from net income.
Cash as of September 27, 2015 was $632 million, an increase of $158 million from the end of fiscal 2015. Total debt was $4,999 million, an increase of $412 million from the end of fiscal 2015. The net change in cash and debt primarily reflects stock repurchases of $271 million, cash paid to acquire businesses (net of cash acquired) of $504 million, and capital expenditures of $210 million, partially offset by cash generated by operations for the first six months of fiscal 2016 of $708 million and common stock issuances of $35 million.
We expect capital expenditures for fiscal 2016 to increase to approximately $500 million based on our current forecasts. These expenditures are targeted for facility expansions to increase capacity and reduce costs, equipment upgrades and press refurbishments, primarily in the Forged Products and Airframe Products segments.
In the first six months of fiscal 2016, we contributed $45 million to our defined benefit pension plans, of which $31 million was voluntary. We expect to contribute approximately $6 million of additional required contributions in fiscal 2016, for total contributions to the defined benefit pension plans of approximately $51 million in fiscal 2016. Including contributions in the first six months of fiscal 2016, we expect to contribute a total of approximately $7 million to other postretirement benefit plans during fiscal 2016.
Our international operations hold cash that is denominated in foreign currencies. As of September 27, 2015, we had $126 million of cash located in the U.S. and $506 million located in foreign jurisdictions. We manage our worldwide cash requirements by evaluating the available funds from our various subsidiaries and the cost effectiveness of accessing those funds. The repatriation of cash from our foreign subsidiaries could have an adverse effect on our effective tax rate. U.S. taxes have not been provided on the cumulative earnings of non-U.S. affiliates and associated companies. Our intention is to reinvest these earnings indefinitely.
On June 1, 2015, we issued $2.0 billion aggregate principal amount of notes (collectively, the "Senior Notes") as follows: $550 million of 2.250% Senior Notes due 2020; $850 million of 3.250% Senior Notes due 2025; $275 million of 4.200% Senior Notes due 2035; and $325 million of 4.375% Senior Notes due 2045. The Senior Notes are unsecured obligations of the Company and rank equally with all of the other existing and future senior, unsecured and unsubordinated debt of the Company. We issued the Senior Notes to take advantage of the favorable interest rate environment and raise funds to enable us to pay down the majority of outstanding commercial paper balances. We expect to use future commercial paper capacity to fund repayment of our $500 million 0.700% Senior Notes due in December 2015 and for general Corporate purposes, which may include acquisitions.
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
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "2013 Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On June 15, 2015, we amended the agreement to extend the maturity date one year to December 2019, utilizing 1 of the two extension options. The 2013 Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and 2013 Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of September 27, 2015.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to fund acquisitions and short-term cash requirements in recent quarters. As of September 27, 2015, there were no commercial paper borrowings outstanding. For the six months ended September 27, 2015, the average amount of commercial paper borrowings outstanding was $815 million and the weighted average interest rate was 0.2%. For the six months ended September 28, 2014, the average amount of commercial paper borrowings outstanding was $1,182 million and the weighted average interest rate was 0.2%. During the first six months of fiscal 2016, the largest daily balance of outstanding commercial paper borrowings was $1,872 million.
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
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of September 27, 2015 was $2.0 billion.
Our financial covenant requirement and actual ratio as of September 27, 2015 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio[1]	65.0%	(maximum)	30.3%

[1]	Terms are defined in the Credit Agreements.
As of September 27, 2015, we were in compliance with the financial covenant in the Credit Agreements.
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

Goodwill and indefinite-lived intangible assets related to our continuing operations are tested for impairment at a minimum each fiscal year at the end of the second month in the second quarter or when events or circumstances indicate that the carrying value of these assets are more likely than not to exceed their fair value. For fiscal 2016, our reporting units consisted of two reporting units within our Investment Cast Products reportable operating segment, three reporting units within our Forged Products reportable operating segment, as well as five reporting units in our Airframe Products reportable operating segment.
Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow and market-based valuation multiple models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on such factors as future cash flows, expected market growth rates, estimates of sales volumes, market valuation multiples, sales prices and related costs, and discount rates, which reflect the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by such factors as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements which could potentially result in an impairment of goodwill. The discounted cash flow models used to determine fair value are sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2016 goodwill impairment analysis ranged from 8% to 14% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 3% to 9% over the initial five-year forecast period. We used a terminal value growth rate of 3.5% and found that the reporting unit that would be most sensitive to worsening economic conditions has $305 million of goodwill recorded as of September 27, 2015. Using a terminal value growth rate of 3% instead of 3.5% would not result in impairment for any of our reporting units. We performed additional sensitivity analysis and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by more than 7% or the discount rate utilized could increase by approximately 0.5 percentage points, and the goodwill of our reporting units would not require additional impairment testing. For fiscal 2016, we determined that the fair value of our reporting units substantially exceeded their carrying value and that there was no impairment of goodwill.
The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. The testing methodology utilizes a discounted cash flow model, consistent with goodwill impairment testing. Indefinite-lived intangible asset testing is performed at the same business unit level as the initial asset value determination. If the carrying value exceeds the estimated fair value, impairment is recorded. Assets for which fair value does not substantially exceed carrying value may have a higher risk of impairment in future periods. For fiscal 2016, we determined that the fair value of our indefinite-lived intangible assets substantially exceeded their carrying value for all but one asset, which had a carrying value of approximately $30 million as of September 27, 2015, and that there was no impairment of indefinite-lived intangible assets.
Forward-Looking Statements
Information included within this Form 10-Q describing the projected growth and future results and events constitutes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results in future periods may differ materially from the forward-looking statements because of a number of risks and uncertainties, including but not limited to the risk that the Merger with Berkshire is delayed or will not be completed and the resulting effect thereof on our future business, financial results and the price of our common stock; the effect the expenses related to the Merger may have on our operating results; the effect of business uncertainties and contractual restrictions while the Merger is pending; fluctuations in the aerospace, power generation, and general industrial cycles; the relative success of our entry into new markets; competitive pricing; the financial viability of our significant customers; the concentration of a substantial portion of our business with a relatively small number of key customers; the impact on the Company of customer or supplier labor disputes; demand, timing, and market acceptance of new commercial and military programs, and our ability to accelerate production levels to meet order increases on new or existing programs in a timely fashion; the availability and cost of energy, raw materials, supplies, and insurance; the cost of pension and postretirement medical benefits; equipment failures; product liability claims; changes in inventory valuations; cybersecurity threats; relations with our employees; our ability to manage our operating costs and to integrate acquired businesses in an effective manner, including the ability to realize expected synergies; the timing of new acquisitions; misappropriation of our intellectual property rights; governmental regulations and environmental matters; risks associated with international operations and world economies; the relative stability of certain foreign currencies; fluctuations in oil & gas prices and production; the impact of adverse weather conditions or natural disasters; the availability and cost of financing; and the implementation of new technologies and process improvements. Any forward-looking statements should be considered in light of these factors. We undertake no obligation to update any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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
By letter dated October 19, 2015, the Company received a “Notice of Inspection Findings and Request for Information Pursuant to Clean Air Act Section 114” from the Environmental Protection Agency (“EPA”) (the “Notice”).  The Notice is based on an EPA inspection in March 2015 of a TIMET facility.  The Notice identifies potential violations and requests information regarding these issues.  The Company has initiated discussions with EPA regarding the Company’s response and informed EPA of the Company’s intent to work cooperatively with EPA to resolve the issues identified in the Notice.  No specific penalties were identified in the Notice, but we believe that any final resolution of the issues identified in the Notice will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.
The Company, the Company’s directors, Berkshire and NW Merger Sub Inc. are named as defendants in purported class action lawsuits relating to the Merger that are pending in the Circuit Court of the State of Oregon for Multnomah County: McIlduff v. Precision Castparts Corp., Case No. 15CV21455; Shaev v. Precision Castparts Corp., Case No. 15CV21769; Bud and Sue Frashier Family Trust v. Donegan, Case No. 15CV21866; Neumann v. Precision Castparts Corp., Case No. 15CV22170; Huang v. Precision Castparts Corp., Case No. 15CV22311; Laborers Local 235 Pension Fund v. Precision Castparts Corp., Case No. 15CV22473; Lohmann v. Precision Castparts Corp., Case No. 15CV23614; and NECA-IBEW Pension Trust Fund v. Precision Castparts Corp., Case No. 15CV26664.  The lawsuits, which have been brought by alleged shareholders of the Company, generally allege that the Company’s directors breached their fiduciary duties to Company shareholders by, among other things, agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process. The lawsuits also allege that the Company, Berkshire and/or NW Merger Sub Inc. aided and abetted the alleged breaches by the Company’s directors. The lawsuits seek various remedies, including enjoining the Merger from being consummated in accordance with the agreed-upon terms and/or damages. The Company and its directors believe that these lawsuits lack merit and intend to defend against them vigorously.
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
Failure to complete the Merger could negatively impact the price of our common stock, as well as our future business and financial results.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.
If the Merger is not completed, our ongoing business may be adversely affected as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;

•	some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•	the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business;

•	we may experience negative reactions from employees;

•	we will have expended time and resources that could otherwise have been spent on our existing business; and

•	we may be required, in certain circumstances, to pay a termination fee of $600 million, as provided in the Merger Agreement.
Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented a 21.2% premium to the closing price of our common stock on August 7, 2015. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.
The Merger is conditioned on, among other things, the approval of our shareholders. The special meeting of our shareholders to consider and vote upon the Merger and related matters is scheduled for November 19, 2015.
A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the price of our common stock and our operating results.
Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger is not completed, it could have a material adverse effect on the price of our common stock. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.
Expenses related to the proposed Merger are significant and will adversely affect our operating results.
We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to Berkshire a termination fee of approximately $600 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Berkshire.
We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.
The Merger Agreement requires us to act in the ordinary course of business and restricts us, without the consent of Berkshire, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.
Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.
Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as customers, suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Berkshire has agreed to pay.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Berkshire. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction, subject to limited exceptions. If we or Berkshire terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to Berkshire a termination fee of $600 million. Further, our Board of Directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to Berkshire its recommendation that our shareholders approve the Merger.
These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
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
The success of our business will depend, in part, on the success of new commercial and military aircraft programs including the Boeing 787, Boeing 737Max, Boeing 777X, Airbus A350, Airbus A320neo, Airbus A330neo, Bombardier CSeries and F-35 programs. We are currently under contract to supply components for a number of new commercial, general aviation and military aircraft programs. These new programs as well as certain existing aircraft programs are scheduled to have production increases over the next several years. Our failure to accelerate production levels to timely match these order increases could have a material adverse effect on our business. Cancellation, reductions or delays of orders or contracts by our customers on any of these programs, or regulatory or certification-related groundings or other delays or cancellations to any new aircraft programs or to the scheduled production increases for existing aircraft programs, could also have a material adverse effect on our business.
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
The cost for the majority of our inventories is determined on a LIFO basis. Under the LIFO valuation method for inventories, changes in the cost inputs to produce inventories, including raw materials, labor and fixed costs, are recognized in cost of goods sold in the current period. Accordingly, the carrying value of our LIFO inventories may be higher or lower than current replacement costs for such inventory. When LIFO cost is greater than current cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. As of September 27, 2015, the LIFO cost of our inventories exceeds the current cost by $755 million. The key drivers that are causing our LIFO costs to exceed current costs are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading of “Critical accounting policies” and the sub-heading “Valuation of inventories” in our Form 10-K filed on May 28, 2015. If actual demand is significantly less than the future demand that we have projected, inventory write-downs may be required, which could have a material adverse effect on the value of our inventories and reported operating results.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of our common stock during the quarter ended September 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
6/29/15-8/2/15	—	$—	11,104,150	$2,043
8/3/15-8/30/15	—	$—	11,104,150	$2,043
8/31/15-9/27/15	—	$—	11,104,150	$2,043
Total	—	$—	11,104,150	$2,043

(1) During fiscal 2013 through 2015, the Board of Directors approved $2.5 billion for use in the Company's stock repurchase program. On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. As part of the Merger Agreement with Berkshire, the Company has agreed to not purchase additional shares.

Item 5.	Other Information
(a) Stock options have previously been utilized as the Company’s only form of long term incentive compensation.  Under the terms of the Merger Agreement with Berkshire, the Company may no longer issue stock-based compensation to employees.  Accordingly, for future long term incentive compensation, the Compensation Committee (the “Committee”) has approved a new three year cash-based long term incentive framework (“LTIP”) to substitute for the long term compensation component formerly represented by stock options.  Awards under the LTIP will be subject to both time and performance-based vesting conditions.  The target values of executive officer LTIP awards will be determined using peer group and industry group benchmarking processes similar to those the Committee has previously utilized in establishing the size of annual stock option awards.  For the Company’s executive officers, it is expected that the targeted values established for the first LTIP awards will be similar to the target long term incentive values determined under the benchmarking process in 2014 for those executive officers (or for similarly-situated executive officers, in the case of executive officers who were not in their current positions in 2014).  The LTIP and all related awards are conditional upon the closing of the Merger on or prior to September 30, 2016 and will be null and void if the Merger is not completed.  The LTIP is attached to this Form 10-Q as Exhibit 10.2.
In connection with the new LTIP and the option spread cash out and option cancellation under the Merger Agreement of all outstanding Company stock options (including options granted since 2013 that have little or no option spread value), the Committee has approved a Bridge Retention Award program (“Bridge Awards”) that will address the gap period prior to the vesting date of the first performance period under the LTIP.  For executive officers of the Company, it is expected that the value of a recipient’s Bridge Award will be approximately equal to the sum of the grant date Black-Scholes values of the stock option awards granted to the relevant executive officer since 2013, except for executive officers who were not in their current positions during that period. Payout will be in two equal payments on the first payroll dates following September 30, 2016 and September 30, 2017, respectively, generally subject only to continued employment with the Company on such dates.  The Bridge Awards are conditional upon the closing of the Merger on or prior to September 30, 2016 and will be null and void if the Merger is not completed.  The form of Bridge Retention Award Agreement is attached to this Form 10-Q as Exhibit 10.3.
The Committee intends to recommend that the Company’s Board of Directors approve and direct that a $3 million cash payment be made by the Company to Mark Donegan prior to the end of the 2016 calendar year, based on a number of considerations, including an assessment of Mr. Donegan's compensation in recent years relative to that of the chief executive officers of the Company’s peer group and his significant prior efforts in assisting the Board with PCC's executive leadership planning.

Item 6.	Exhibits
(a) Exhibits

10.1	Amendment No. 4 to Supplemental Executive Retirement Program Level Two Plan.

10.2	Long-Term Incentive Plan

10.3	Bridge Retention Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRECISION CASTPARTS CORP.

DATE:	November 5, 2015	/s/ Shawn R. Hagel
Shawn R. Hagel Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)