Form 10-KT
period 2016-01-03
PRECISION CASTPARTS CORP
filed 2016-04-08
CIK 79958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT

(Mark one)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended ______________
or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From March 30, 2015 to January 3, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒            Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of common equity held by non-affiliates of the Registrant as of September 27, 2015, was $31,506,449,425.
As of the close of business on April 1, 2016, the Registrant had 100 shares of Common Stock, without par value, outstanding.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-KT AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Merger with Berkshire Hathaway
On January 29, 2016, Berkshire Hathaway Inc. ("Berkshire") acquired all outstanding shares of Precision Castparts Corp. (the "Merger"). In February 2016, we changed the date of our fiscal year end to align our financial reporting calendar with that of Berkshire. This Transition Report on Form 10-KT reports our financial results for the nine-month period from March 30, 2015 through January 3, 2016, which we refer to as "fiscal 2016" throughout this report. The fiscal years ended March 29, 2015 and March 30, 2014 reflect the twelve-month results of the respective fiscal years.

Products and Markets
We manufacture complex metal components and products in three principal business segments: Investment Cast Products, Forged Products and Airframe Products. Each of these three business segments is described below.
Investment Cast Products
Our Investment Cast Products segment manufactures investment castings for aircraft engines, IGT engines, airframes, medical implants, armament, unmanned aerial vehicles and other industrial applications. The segment also provides alloys to PCC’s investment casting operations, as well as to other investment casting companies. The Investment Cast Products segment accounted for approximately 27 percent of our sales in fiscal 2016.
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
In fiscal 2016, we acquired Composites Horizons, LLC ("CHI"), the leading independent supplier of high temperature carbon and ceramic composite components, including ceramic matrix composites (CMC), for use in next-generation aerospace engines. Using proprietary technologies, CHI manufactures specialized, performance-critical components with exceptional strength and high-temperature tolerance, thus allowing aircraft engines to operate with higher fuel efficiency and lower emissions. In combination with CHI, we are now able to offer our engine customers metallic and CMC material capability to meet a broader range of customer requirements.
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
We use various casting technologies to manufacture turbine airfoils. A conventional casting process enables us to produce equiaxed airfoil castings, in which the metal grains are oriented randomly throughout the casting. A more advanced process enables us to produce directionally solidified (“DS”) airfoil castings, in which the metal grains are aligned longitudinally. This alignment decreases the internal stress on the weakest portion of a metal part where the various grains adjoin, thereby providing increased strength and improved efficiencies in engine performance over equiaxed parts. An even more advanced process enables us to produce single crystal (“SX”) airfoil castings, which consist of one crystal without grain boundaries. SX castings provide greater strength and performance characteristics than either equiaxed or DS castings, as well as longer engine life. In addition, we have developed a process to cast titanium aluminide blades, the first use of lightweight titanium in the hot section of an aircraft engine. These airfoils are incorporated into the GEnX engine for the Boeing 787 and will be incorporated into future civil engine applications.
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
IGT Castings
We are a leading supplier of investment castings used in IGT engines. IGTs have been a preferred power source for several decades, and original equipment manufacturers ("OEM") expect that trend to continue due to the availability of natural gas, overall efficiency of operation and relative speed/ease of installation. Most sales growth is anticipated in turbines of 180MW and above, which have higher PCC product content. In addition to IGT components, we manufacture structural and airfoil castings for aeroderivative gas turbine engines, which are also used for power generation, as well as for other commercial and military land- and marine-based applications.
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
Since industrial gas turbines are primarily used in electrical power generation, castings sales for new IGT engines are tied to the growth of global electricity consumption, while spares demand depends on the size and utilization rate of the installed base and operating conditions.
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
Forged Products
We are among the leading manufacturers of forged components for the aerospace and power generation markets. Forged Products’ aerospace and IGT sales are primarily derived from the same large engine customers served by the Investment Cast Products segment, with additional aerospace sales to manufacturers of landing gear and airframes. Therefore, the dynamics of the aerospace and IGT markets, as described in the Investment Cast Products section above, are virtually the same for Forged Products, with the exception that Forged Products' IGT sales are mainly for OEM new equipment. We also produce seamless pipe for coal-fired, industrial gas turbine and nuclear power plants, as well as downhole casings and clad pipe for severe service oil and gas environments. In addition, we manufacture high-performance, nickel-based alloys used to produce forged components for aerospace and non-aerospace applications in such markets as oil and gas, chemical processing and pollution control. Our titanium products are used to manufacture components for the commercial and military aerospace, power generation, energy, and industrial end markets. The Forged Products segment accounted for approximately 40 percent of our sales in fiscal 2016.

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
Revert Management
We are a market leader in providing nickel superalloy and titanium revert management solutions for the aerospace, oil and gas, and energy markets. Revert includes metal chips, casting gates, bar ends, forging flash and other byproducts from forging, casting, fasteners and aerostructures manufacturing processes that can be re-melted and reused. Our infrastructure and capabilities create a closed loop system for the retention and reuse of internally-generated revert. We also provide metallurgical processing solutions and services worldwide for our use and for other companies that require the melting and processing of specialty alloys. Major markets include specialty alloy producers, foundries and other industries with special metallurgical requirements.
Airframe Products
We are a leading developer and manufacturer of highly engineered fasteners, fastener systems, aerostructures and precision components, primarily for critical aerospace applications. Much of our Airframe Products sales come from the same aerospace customer base served by our Investment Cast Products and Forged Products segments, with the exception that our aerostructures business is primarily driven by original equipment demand. In this regard, Airframe Products is subject to many of the same market forces as these other two segments. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets, including farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation. The Airframe Products segment accounted for approximately 33 percent of our sales in fiscal 2016.
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
In fiscal 2016, we acquired Noranco for approximately $560 million. Noranco is a premier supplier of complex machined and fabricated components for aero-engine, landing gear and airframe applications. Noranco provides significant value to aerospace customers through a wide range of sophisticated capabilities including high precision machining and sheet metal fabrication, processing, assembly and testing. Noranco's aerostructures business strengthens our existing market position in airframe products, and their engine, landing gear, and machining capability expands our product offering on current and next generation aircraft.

Major Customers
Net direct sales to General Electric Company were approximately 15 percent, 13 percent and 13 percent of total sales in fiscal 2016, 2015 and 2014, respectively. Net direct sales to The Boeing Company were approximately 10 percent of total sales in fiscal 2016 and although less than 10 percent of total sales were considered significant in fiscal 2015 and 2014.

	Boeing	General Electric
	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	January 3, 2016	March 29, 2015	March 30, 2014
Investment Cast Products	$10	$701	$828	$736
Forged Products	177	340	435	412
Airframe Products	527	37	36	66
	$714	$1,078	$1,299	$1,214

No other customer directly accounted for more than 10 percent of total sales; however, Airbus, Rolls-Royce plc, United Technologies Corporation, and Spirit AeroSystems are also considered key customers, and the loss of their business could have a material adverse effect on our financial results.

Employees
At January 3, 2016, we had approximately 30,550 employees, including nearly 8,100 employees in the Investment Cast Products segment, approximately 9,000 employees in the Forged Products segment, approximately 13,200 employees in the Airframe Products segment, approximately 150 employees in corporate functions, and approximately 100 employees in discontinued operations.

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
We operate in cyclical markets.
A significant portion of our revenues are derived from the highly cyclical aerospace and power generation markets. Our sales to the aerospace industry constituted 74 percent of our total sales in fiscal 2016. Our sales to the power market constituted 14 percent of our total sales in fiscal 2016.
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
A substantial portion of our business is conducted with a relatively small number of large direct and indirect customers, including General Electric Company, United Technologies Corporation, Rolls Royce plc, Airbus, Spirit AeroSystems, and The Boeing Company. General Electric and Boeing accounted for approximately 15 percent and 10 percent of our total sales, respectively, for fiscal 2016. No other customer directly accounted for more than 10 percent of total sales; however, Airbus, Rolls Royce, Spirit AeroSystems, and United Technologies are also considered key customers. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.
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
Sales to the military sector constituted approximately 9 percent of our fiscal 2016 sales. Defense spending is subject to appropriations and to political pressures that influence which programs are funded and which are canceled. Reductions in domestic or foreign defense budgets or military aircraft procurement, delays in funding or reprioritization of government spending away from defense programs in which we participate could adversely affect our business.
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
Our financial statements include estimated liabilities for future costs arising from environmental issues relating to our properties and operations. Our accruals for known environmental liabilities represent our best estimate of our probable future obligations for the investigation and remediation of known contaminated sites. Our accruals include asserted and unasserted claims. The estimates of our environmental costs are based on currently available facts, present laws and regulations and current technology and take into consideration our prior experience in site investigation and remediation, the data available for each site and the professional judgment of our environmental specialists and consultants. Although recorded liabilities include our best estimate of all probable costs, our total costs for the final settlement of each site cannot be predicted with certainty due to the variety of factors that make potential costs associated with contaminated sites inherently uncertain, such as the nature and extent of site contamination, available remediation alternatives, the extent to which remedial actions will be required, the time period over which costs will be incurred, the number and economic viability of other responsible parties and whether we have any opportunity of contribution from third parties, including recovery from insurance policies. In addition, sites that are in the early stages of investigation are subject to greater uncertainties than mature sites that are close to completion. Although the sites we identify vary across the spectrum, a majority of our sites could be considered at an early stage of the investigation and remediation process. Therefore, our cost estimates and the accruals associated with those sites are subject to greater uncertainties. Environmental contingent liabilities are often resolved over a long period of time, and the timing of expenditures depends on a number of factors that vary by site. We expect that we will expend present accruals over many years, and that remediation of all currently known sites will be completed within an estimated 40 years. We cannot ensure that our estimated liabilities are adequate to cover the total cost of remedial measures that may eventually be required by environmental authorities with respect to known environmental matters or the cost of claims that may be asserted in the future with respect to environmental matters about which we are not yet aware. Accordingly, the costs of environmental remediation or claims may exceed the amounts accrued.
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
We purchase products from and supply products to businesses located outside of the U.S. We also have significant operations located outside the U.S. In fiscal 2016, approximately 16 percent of our total sales were attributable to our non-U.S. subsidiaries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

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
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. If the rating agencies were to reduce their current ratings, our interest expense may increase, our access to short-term commercial paper markets may be restricted, and the terms of future borrowing arrangements may become more stringent or require additional credit support. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-

defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable and terminate any commitments to make further extensions of credit, or could otherwise have a material adverse effect on our business.
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
The cost for the majority of our inventories is determined on a LIFO basis. Under the LIFO valuation method for inventories, changes in the cost inputs to produce inventories, including raw materials, labor and fixed costs, are recognized in cost of goods sold in the current period. Accordingly, the carrying value of our LIFO inventories may be higher or lower than current replacement costs for such inventory. When LIFO cost is greater than current first-in, first-out ("FIFO") cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. As of January 3, 2016, the LIFO cost of our inventories exceeds the current FIFO cost by $740 million. The key drivers that are causing our LIFO costs to exceed current FIFO costs are discussed in Part II, Item 7. Management’s Narrative Analysis of Results of Operations under the heading of “Critical accounting policies” and the sub-heading “Valuation of inventories.” If actual demand is significantly less than the future demand that we have projected, inventory write-downs may be required, which could have a material adverse effect on the value of our inventories and reported operating results.
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
A global recession or disruption in the global financial markets presents risks and uncertainties that we cannot predict. During the recent recession, we saw a moderate decline in demand for our products due to global economic conditions. However, our access to credit to finance our operations was not materially limited. If recessionary economic conditions or financial market disruptions were to return, we would face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers;

•	supply problems associated with any financial constraints faced by our suppliers;

•	restrictions on our access to short-term commercial paper borrowings or other credit sources;

•	reductions to our banking group or to our committed credit availability due to combinations or failures of financial institutions; and

•	increases in corporate tax rates to finance government spending programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our manufacturing plants and administrative offices, along with certain information concerning the products and facilities are described below:

		Building Space (sq. ft.)
Division	No. of Facilities	Leased	Owned	Total
Executive & Corporate Offices
Domestic	1	—	42,118	42,118
International	1	1,312	—	1,312
Investment Cast Products
Domestic	56	972,941	2,542,133	3,515,074
International	5	1,116	416,334	417,450
Forged Products
Domestic	92	2,224,319	9,959,393	12,183,712
International	27	944,589	2,075,706	3,020,295
Airframe Products
Domestic	82	1,848,313	3,839,647	5,687,960
International	31	869,610	1,052,953	1,922,563
Discontinued Operations
Domestic	1	—	48,252	48,252
International	3	295,576	—	295,576
Total Company
Domestic	232	5,045,573	16,431,543	21,477,116
International	67	2,112,203	3,544,993	5,657,196
Total	299	7,157,776	19,976,536	27,134,312

We believe our principal properties include facilities suitable and adequate for our present needs for the manufacture of our products; see Item 7. Management’s Narrative Analysis of Results of Operations.

ITEM 3.	LEGAL PROCEEDINGS
The Company, the Company’s directors, Berkshire Hathaway Inc. (“Berkshire”) and NW Merger Sub Inc. are named as defendants in a purported class action lawsuit relating to the acquisition of the Company by Berkshire (the “Merger”) that is pending in the Circuit Court of the State of Oregon for Multnomah County.  During the months of August and September 2015, eight separate lawsuits were filed relating to the Merger.  The eight pending lawsuits were consolidated by the court in December 2015.   Plaintiffs filed their consolidated complaint on February 18, 2016, which generally alleges that the Company’s directors breached their fiduciary duties to Company shareholders by, among other things, agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process. The lawsuit also alleges that the Company, Berkshire and/or NW Merger Sub Inc. aided and abetted the alleged breaches by the Company’s directors.  The consolidated complaint seeks monetary damages as the sole remedy.   Plaintiffs claim that their alleged damages will be proven at trial but further state that they currently estimate damages to be as high as 35% of the sale price or $80 per share, which would equate to about $11 billion.  The Company believes that the lawsuit lacks merit and intends to defend the claims vigorously.
The Company, Mark Donegan (“Donegan”) the Chief Executive Officer of the Company and Shawn Hagel (“Hagel”) the Company’s Chief Financial Officer are named as defendants in a lawsuit, Kevin Murphy v. Precision Castparts Corp. et al., filed on March 25, 2016, in the United States District Court in Oregon. Case No. 3:16-CV-00521 in the United States District Court of Oregon, which seeks to certify a class action of shareholders that owned Company shares between May 9, 2013 and January 15, 2015.  The claims in the litigation arise from certain allegations asserting the Company, Donegan, and Hagel, committed Securities Exchange Act violations from May 9, 2013 to January 15, 2015, by allegedly making false and/or misleading statements and/or failing to disclose: (1) the Company was losing significant market share to its competitors; (2) that this loss of business to competitors was not, as the Company represented, a temporary decline in sales that would reappear in the near future, but was allegedly instead a permanent decline in demand for the Company’s products; and (3) that, as a result, the Company’s positive statements about its business, operations, and prospects lacked a reasonable basis allegedly resulting in the Company’s securities to be overvalued and artificially inflated.   Plaintiffs have not identified a damage amount,

rather they claim that their alleged damages will be proven at trial.  The Company has not been served with the lawsuit at this time; however, believes that the lawsuit lacks merit and intends to defend the claims vigorously.
On or about February 26, 2016, the California Air Resources Board (ARB) issued notice to the Company of its failure to maintain two registered account representatives under ARB’s greenhouse gas cap and trade program.  ARB assessed the Company a penalty of $130,000.  The Company is now in compliance with this requirement and will pay the fine.
As of January 3, 2016, there were approximately 87 lawsuits pending against the Company alleging personal injury as the result of exposure to particulates, including asbestos, integrated into our premises or processes or into certain historical products.  It is frequently not possible at the outset of a case to determine which of the plaintiffs actually will pursue a claim against the Company.  Typically, that can only be determined through discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs, unless otherwise expressed in the pleadings, the Company accounts for the lawsuit as one claim against it.  Provided below is a chart showing the number of new claims filed (as described above), the number of claims disposed of (settled or otherwise dismissed) and the approximate dollar amount paid by or on behalf of (including through insurance) the Company in settlement of these claims:

Fiscal	2016	2015
New Claims Filed	11	44
Claims Disposed Of	40	21
Dollars Paid in Settlement (in millions)	$—	$—

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PCC's common stock is owned by Berkshire Hathaway Inc. and therefore is not traded on any market.

ITEM 7.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
(in millions, except per share data)
This Management’s Narrative Analysis of Results of Operations (“Narrative Analysis”) should be read together with our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. This Narrative Analysis is provided pursuant to General Instruction I(2)(a) of Form 10-KT. This section includes a brief narrative analysis of the factors that materially affected our operating results for the nine month transition period ended January 3, 2016, and a comparative analysis of the nine month period ended December 28, 2014. This section also includes discussion of results by segment and discussion of our Critical Accounting Policies. This Transition Report on Form 10-KT reports our financial results for the nine-month period from March 30, 2015 through January 3, 2016, which we refer to as "fiscal 2016" throughout this report.

	Nine Months Ended		% Increase/(Decrease)
	January 3, 2016	December 28, 2014
Net sales	$7,002	$7,501	(7)%
Costs and expenses:
Cost of goods sold	4,999	4,913	2%
Selling and administrative expenses	614	474	30%
Asset impairment	56	—	100%
Interest expense, net	83	48	73%
Total costs and expenses	5,752	5,435
Income before income tax expense and equity in loss of unconsolidated affiliates	1,250	2,066	(39)%
Income tax expense	(420)	(667)	(37)%
Effective tax rate	33.6%	32.3%
Equity in loss of unconsolidated affiliates	(6)	(2)	(200)%
Net income from continuing operations	824	1,397	(41)%
Net loss from discontinued operations	(7)	(1)	(600)%
Net income	817	1,396	(41)%
Net income attributable to noncontrolling interest	(4)	(1)	300%
Net income attributable to PCC	$813	$1,395	(42)%

	Nine Months Ended		% Increase/(Decrease)
Sales by Market	January 3, 2016	December 28, 2014
Aerospace	$5,158	$5,196	(1)%
% of total	74%	69%
Power	1,022	1,303	(22)%
% of total	14%	18%
General Industrial & Other	822	1,002	(18)%
% of total	12%	13%
Total Sales	$7,002	$7,501	(7)%
% of total	100%	100%

Nine months ended January 3, 2016 compared with December 28, 2014
Reasons for Material Changes in Revenue:
•Total sales for fiscal 2016 decreased $499 million, or 7 percent, compared to a year ago due to the following factors:
◦Sharp decline in oil & gas and other non-IGT (industrial gas turbine) power generation demand
◦Lower regional/business jet and military aerospace sales, partially offset by higher large commercial aerospace sales
◦Lower general industrial and other sales, primarily due to the automotive and industrial processing sectors and the second-derivative impact of lower oil prices and weak overall demand through distribution channels
◦Negative effect of foreign currency exchange rates
Reasons for Material Changes in Expense Items:

•
Cost of goods sold was 71 percent of sales in fiscal 2016 compared to 65 percent of sales in the prior year. Cost of goods sold was negatively impacted by inventory valuation adjustments and payments made to customers to settle disputes during fiscal 2016

•
Selling and administrative expenses were 9 percent of sales in fiscal 2016 compared to 6 percent of sales in the prior year, primarily due to higher expenses associated with our stock-based compensation plans. Expense recognition was accelerated for all previously unvested options upon shareholder approval of the Merger with Berkshire in accordance with the terms of the grants

•
In response to the current market conditions, we wrote down the carrying value of our available for sale securities due to the severity and duration of the decline in market value of the investments, which resulted in an asset impairment charge in fiscal 2016

•	We issued $2.0 billion of debt during the first quarter of fiscal 2016 and therefore incurred additional interest and financing expenses associated with that debt

•
The higher effective income tax rate in fiscal 2016 was primarily due to an increase in non-deductible acquisition costs, primarily related to the Merger with Berkshire, partially offset by increased benefits from changes in prior year tax assets and liabilities compared to the same period last year

•	The net loss from discontinued operations was largely due to an asset impairment charge and operating losses at our businesses held for sale

Financial results by segment
We analyze our operating segments and manage our business across three reportable segments: Investment Cast Products, Forged Products and Airframe Products.

	Nine Months Ended		% Increase/(Decrease)
	January 3, 2016	December 28, 2014
Net sales:
Investment Cast Products	$1,911	$1,888	1%
Forged Products	2,779	3,192	(13)%
Airframe Products	2,312	2,421	(5)%
Consolidated net sales	$7,002	$7,501	(7)%
Segment operating income:
Investment Cast Products	$703	$680	3%
% of sales	36.8%	36.0%
Forged Products	415	815	(49)%
% of sales	14.9%	25.5%
Airframe Products	505	731	(31)%
% of sales	21.8%	30.2%
Corporate expense	(234)	(112)	109%
Asset impairment	(56)	—	100%
Total segment operating income	1,333	2,114	(37)%
% of sales	19.0%	28.2%
Interest expense, net	83	48
Consolidated income before income tax expense and equity in loss of unconsolidated affiliates	$1,250	$2,066

Investment Cast Products
The Investment Cast Products segment manufactures investment castings and provides related investment casting materials and alloys, for aircraft engines, IGT engines, airframes, armaments, medical prostheses and other industrial applications.

	Nine Months Ended		% Increase/(Decrease)
	January 3, 2016	December 28, 2014
Sales by Market:
Aerospace	$1,233	$1,198	3%
% of total	65%	63%
Power	578	568	2%
% of total	30%	30%
General Industrial & Other	100	122	(18)%
% of total	5%	7%
Total Sales	$1,911	$1,888	1%
Operating income	$703	$680	3%
% of sales	36.8%	36.0%

Nine months ended January 3, 2016 compared with December 28, 2014

•	Investment Cast Products' segment sales increased $23 million, or 1 percent, compared to a year ago due to the following factors:

◦
Higher commercial aerospace and regional/business jet sales driven by solid demand on current aerospace platforms, partially offset by lower military aerospace shipments reflecting weaker demand for components for new build aircraft

◦	Growth in IGT sales driven by the Company's higher content on upgrade programs and new turbine designs

•	Operating income as a percent of sales increased by 0.8 percentage points year-over-year as the segment continued to deliver solid operating margins by effectively leveraging higher volumes
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

	Nine Months Ended		% Increase/(Decrease)
	January 3, 2016	December 28, 2014
Sales by Market:
Aerospace	$1,837	$1,849	(1)%
% of total	66%	58%
Power	418	711	(41)%
% of total	15%	22%
General Industrial & Other	524	632	(17)%
% of total	19%	20%
Total Sales	$2,779	$3,192	(13)%
Operating income	$415	$815	(49)%
% of sales	14.9%	25.5%

Nine months ended January 3, 2016 compared with December 28, 2014

•	Forged Products' segment sales decreased $413 million, or 13 percent, compared to a year ago due to the following factors:

◦	Lower sales to the power markets driven by lower oil & gas and other non-IGT power generation demand

◦	Lower general industrial and other sales primarily due to the second-derivative impact of lower oil prices and weak overall demand through distribution channels

◦	Lower military aerospace sales due to similar dynamics as Investment Cast Products, partially offset by higher commercial and regional/business jet aerospace sales, both due to solid demand

◦	Negative effect of foreign currency exchange rates

•
Operating income as a percent of sales decreased 10.6 percentage points compared to a year ago as a result of negative volume leverage and weaker pricing in the oil & gas market, coupled with higher variable costs and inventory valuation adjustments

Airframe Products
The Airframe Products segment manufactures highly engineered fasteners, fastener systems, fluid fittings, aerostructures and precision components, primarily for critical aerospace applications. The balance of the segment’s sales is derived from construction, automotive, heavy truck and general industrial markets.

	Nine Months Ended		% Increase/(Decrease)
	January 3, 2016	December 28, 2014
Sales by Market:
Aerospace	$2,088	$2,149	(3)%
% of total	90%	89%
Power	26	24	8%
% of total	1%	1%
General Industrial & Other	198	248	(20)%
% of total	9%	10%
Total Sales	$2,312	$2,421	(5)%
Operating income	$505	$731	(31)%
% of sales	21.8%	30.2%

Nine months ended January 3, 2016 compared with December 28, 2014

•	Airframe Products segment sales decreased $109 million, or 5 percent, compared to a year ago due to the following factors:

◦	Lower regional/business jet and military aerospace sales, primarily reflecting difficult year-over-year comparisons and lower military demand

◦	Lower general industrial and other sales, primarily within the automotive and pulp and paper sectors

◦
Commercial aerospace sales, the chief driver of this segment, were relatively flat year-over-year due to lower sales of aerospace fasteners, which were negatively impacted by demand timing associated with the expansion of a customer's supply chain management initiatives

◦	Negative effect of foreign currency exchange rates

•
Operating income as a percent of sales decreased 8.4 percentage points compared to a year ago as a result of lower volumes and product mix, coupled with initial inefficiencies and costs related to new product introductions

Critical accounting policies
We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see the Notes to Consolidated Financial Statements of this report. Note that the preparation of this report requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
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
We also regularly review inventory balances on a LIFO basis to ensure the balances are stated at the lower of cost or market as of the balance sheet date. For those inventories valued using LIFO, their carrying value may be higher or lower than current replacement costs for such inventory, since the LIFO costing assumption matches current costs with current sales, not with current inventory values. When the LIFO cost is greater than the current first-in, first-out ("FIFO") cost, there is an increased likelihood that our inventories could be subject to write-downs to market value. As of January 3, 2016, the LIFO cost of our inventories exceeds the current FIFO cost by $740 million. If actual demand is significantly less than the future demand that we have projected, inventory write-downs may be required, which could have a material adverse effect on the value of our inventories and reported operating results. During fiscal 2016, we recognized a non-cash inventory impairment charge of $43 million, pre-tax, primarily in our oil & gas, pipe and associated raw material operations, reflecting the more challenging environment and declines in market value. The projections of future demand by management are based upon firm orders (including long-term agreements), forecasted demand from customers, and macro-economic industry data.
The key drivers that are causing our LIFO inventory costs to exceed current FIFO costs are as follows:

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
Testing for goodwill impairment involves the estimation of the fair value of the reporting units. Discounted cash flow and market-based valuation multiple models are typically used in these valuations. Such models require the use of significant estimates and assumptions primarily based on such factors as future cash flows, expected market growth rates, estimates of sales volumes, market valuation multiples, sales prices and related costs, and discount rates, which reflect the weighted average cost of capital. Management uses the best available information at the time fair values of the reporting units are estimated; however, estimates could be materially impacted by such factors as changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on the consolidated financial statements which could potentially result in an impairment of goodwill. The discounted cash flow models used to determine fair value are sensitive to the expected future cash flows and the discount rate for each reporting unit. The discount rate used in the cash flow models for the fiscal 2016 goodwill impairment analysis ranged from 8% to 14% depending on the reporting unit. The annual growth rate for earnings before interest and taxes varied by reporting unit and ranged from 3% to 9% over the initial five-year forecast period. We used a terminal value growth rate of 3.5% and found that the reporting unit that would be most sensitive to worsening economic conditions has $305 million of goodwill recorded as of January 3, 2016. Using a terminal value growth rate of 3% instead of 3.5% would not result in impairment for any of our reporting units. We performed additional sensitivity analysis and determined that the forecast for future earnings before interest and taxes used in the cash flow model could decrease by more than 7% or the discount rate utilized could increase by approximately 0.5 percentage points, and the goodwill of our reporting units would not require additional impairment testing. For fiscal 2016, we determined that the fair value of our reporting units substantially exceeded their carrying value and that there was no impairment of goodwill.
The impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. The testing methodology utilizes a discounted cash flow model, consistent with goodwill impairment testing. Indefinite-lived intangible asset testing is performed at the same business unit as the initial asset value determination. If the carrying value exceeds the estimated fair value, impairment is recorded. Assets for which fair value does not substantially exceed carrying value may have a higher risk of impairment in future periods. For fiscal 2016, we determined that the fair value of our indefinite-lived intangible assets substantially exceeded their carrying value for all but one asset, which had a carrying value of approximately $30 million as of January 3, 2016, and that there was no impairment of indefinite-lived intangible assets.
Environmental costs
Total environmental liabilities accrued at January 3, 2016 were $440 million. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred, and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no amount within the range is better than another, the minimum amount of the range is recorded. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $355 million at January 3, 2016. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period.
Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within an estimated 40 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.
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
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $7 million to satisfy these asset retirement obligations. However, we have not recognized a liability for an asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
Unconsolidated affiliates
We have equity interests in various businesses, which we account for under the equity method as we do not exercise control of the major operating and financial policies. The carrying value of these investments as of January 3, 2016 was $225 million. We regularly assess the profitability and valuation of our investments for any potential impairment. At various times, we may be in discussions with the other owners of these businesses on a variety of topics, including status of the jointly owned entities.
Available for sale securities
Available for sale securities consist of investments in shares of publicly traded companies, which we account for at fair value. The carrying value of our investments as of January 3, 2016 was $8 million. We regularly assess the valuation of our investments for potential impairment. During fiscal 2016, we determined the decline in the valuation was not temporary based on the severity and duration of the decline in the market value of these investments and recognized a non-cash impairment charge of $54 million, pre-tax.
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
Pension and other postretirement benefit plans
We sponsor many U.S. and non-U.S. defined benefit pension plans. Our pension and postretirement benefit plans are accounted for in accordance with defined benefit pension and other postretirement plans accounting guidance. Plan assets have been valued at fair value in accordance with this guidance. Pension and postretirement expense and liability amounts are derived from several significant assumptions, including the discount rate, expected return on plan assets and health care cost trend rate.  For valuation of our pension liabilities, we derive a market-based discount rate from yields on high quality, liquid fixed income securities at the end of our fiscal year. We use only highly-rated bonds (AA/Aa or higher) to estimate the interest rate at which our pension benefits could be effectively settled. For our U.S. Plans, we used a discount rate assumption of 4.55% for the total benefit obligation of our pension plans at our January 3, 2016 measurement date. For our non-U.S. Plans, we used a discount rate assumption of 3.79% for the total benefit obligation of our pension plans at our January 3, 2016 measurement date.
In developing the long-term rate of return on plan assets assumptions, we evaluate input from third-party investment consultants and actuaries, and review asset allocation and investment strategies, ranges of projected and historical returns, and inflation and economic assumptions. The expected return assumptions are derived from asset allocations within the Company's target asset allocation ranges consistent with our diversified investment approach. As the assumed rate of return on plan assets is a long-term assumption, it is not anticipated to be as volatile as the discount rate, which is a point-in-time measurement. For our U.S. Plans, we used a long-term rate of return assumption of 7.50% to calculate the 2016 net periodic pension cost. For our non-U.S. Plans, we used a long-term rate of return assumption of 6.50% to calculate the 2016 net periodic pension cost. For fiscal 2016, our U.S. net periodic pension expense was $34 million and non-U.S. net periodic pension expense was $2 million. Our U.S. net postretirement benefit cost was $4 million for fiscal 2016.
The table below quantifies the approximate impact, as of January 3, 2016, of a one-quarter percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant.

(In millions)	0.25 Percentage Point Decrease
Increase in annual costs:
Discount rate	$7
Expected long-term rate of return	$5
Increase in projected benefit obligation:
Discount rate	$99

The approximate impact, as of January 3, 2016, of a one percentage point increase in our assumption for the health care cost trend rate, holding other assumptions constant, on our total service and interest cost components and accumulated postretirement benefit obligation is not significant.

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
Interest Rate Risk
We have variable rate debt obligations that expose us to interest rate risk.  If market interest rates had averaged 10 percent higher than actual levels in fiscal 2016 or 2015, the effect on our interest expense and net income would not have been material.
Foreign Currency Risk
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars; however, we are exposed to fluctuations in foreign currencies for transactions denominated in other currencies. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1—Summary of significant accounting policies, we had foreign currency hedges in place at January 3, 2016 and March 29, 2015 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of January 3, 2016, from a hypothetical 10 percent adverse change in exchange rates, would not have been material.
Material Cost Risk
We have entered into long-term supply agreements to fix the purchase price of certain strategic raw materials as of January 3, 2016 and March 29, 2015. In addition, we had escalation clauses related to raw material pricing in certain of our sales contracts at January 3, 2016 and March 29, 2015. If market rates had averaged 10 percent higher than actual levels in either fiscal 2016 or 2015, the effect on our cost of sales and net earnings, after considering the effects of these supply agreements and related sales contracts, would not have been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
(In millions, except per share data)	January 3, 2016	March 29, 2015	March 30, 2014
Net sales	$7,002	$10,005	$9,533
Costs and expenses:
Cost of goods sold	4,999	6,752	6,253
Selling and administrative expenses	614	641	621
Restructuring and asset impairment	56	8	—
Interest expense	86	69	76
Interest income	(3)	(4)	(5)
Total costs and expenses	5,752	7,466	6,945
Income before income tax expense and equity in (loss) earnings of unconsolidated affiliates	1,250	2,539	2,588
Income tax expense	(420)	(816)	(830)
Equity in (loss) earnings of unconsolidated affiliates	(6)	(175)	1
Net income from continuing operations	824	1,548	1,759
Net (loss) income from discontinued operations	(7)	(15)	25
Net income	817	1,533	1,784
Net income attributable to noncontrolling interests	(4)	(3)	(7)
Net income attributable to Precision Castparts Corp. (“PCC”)	$813	$1,530	$1,777
Net income (loss) per common share attributable to PCC shareholders— basic:
Net income per share from continuing operations	$5.95	$10.83	$12.03
Net (loss) income per share from discontinued operations	(0.05)	(0.10)	0.17
Net income per share (basic)	$5.90	$10.73	$12.20
Net income (loss) per common share attributable to PCC shareholders— diluted:
Net income per share from continuing operations	$5.92	$10.77	$11.95
Net (loss) income per share from discontinued operations	(0.05)	(0.11)	0.17
Net income per share (diluted)	$5.87	$10.66	$12.12
Weighted average common shares outstanding:
Basic	137.7	142.6	145.6
Diluted	138.6	143.5	146.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
(In millions)	January 3, 2016	March 29, 2015	March 30, 2014
Net income	$817	$1,533	$1,784
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustments	(58)	(353)	148
Gain (loss) on available for sale securities:
Unrealized losses on available for sales securities (net of income tax benefit of $0, $2, and $13 respectively)	(24)	(12)	(22)
Less: reclassification adjustment for losses (gains) included in net income (net of income tax expense of $0, $0, and $(1) respectively)	54	—	(2)
Gain (loss) on derivatives:
Unrealized (losses) gains due to periodic revaluations (net of income tax (expense) benefit of $(2), $6, and $(2) respectively)	—	(17)	7
Less: reclassification adjustment for losses (gains) included in net income (net of income tax benefit of $4, $0, and $0 respectively)	10	(1)	(2)
Pension and post retirement obligations (net of income tax (expense) benefit of $(40), $56, and $(29) respectively)	77	(154)	6
Other comprehensive income (loss), net of tax	59	(537)	135
Total comprehensive (income) loss attributable to noncontrolling interests	(4)	18	(13)
Total comprehensive income attributable to PCC	$872	$1,014	$1,906

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In millions, except share data)	January 3, 2016	March 29, 2015
Assets
Current assets:
Cash and cash equivalents	$343	$474
Receivables, net of allowance of $10 in 2016 and $12 in 2015	1,502	1,710
Inventories	3,779	3,640
Prepaid expenses and other current assets	59	81
Income tax receivable	126	37
Deferred income taxes	—	2
Discontinued operations	26	28
Total current assets	5,835	5,972
Property, plant and equipment:
Land	205	192
Buildings and improvements	608	578
Machinery and equipment	3,519	3,234
Construction in progress	350	324
	4,682	4,328
Accumulated depreciation	(2,022)	(1,854)
Net property, plant and equipment	2,660	2,474
Goodwill	7,002	6,661
Acquired intangible assets, net	4,275	3,744
Investment in unconsolidated affiliates	225	238
Other assets	495	311
Discontinued operations	5	28
	$20,497	$19,428
Liabilities and Equity
Current liabilities:
Long-term debt currently due and short-term borrowings	$—	$1,093
Accounts payable	893	1,162
Accrued liabilities	549	559
Current deferred tax liability	35	—
Discontinued operations	8	13
Total current liabilities	1,485	2,827
Long-term debt	5,184	3,493
Pension and other postretirement benefit obligations	551	678
Other long-term liabilities	534	546
Deferred income taxes	1,001	924
Discontinued operations	3	3
Commitments and contingencies (See Notes)
Equity:
Preferred stock, no par, 1,000,000 shares authorized and unissued in 2016 and 2015	—	—
Common stock, $1 stated value, authorized: 450,000,000 shares; issued and outstanding: 137,738,667 and 138,586,810 shares in 2016 and 2015	138	139
Paid-in capital	—	60
Retained earnings	12,467	11,685
Accumulated other comprehensive loss	(896)	(955)
Total PCC shareholders’ equity	11,709	10,929
Noncontrolling interest	30	28
Total equity	11,739	10,957
	$20,497	$19,428

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
(In millions)	January 3, 2016	March 29, 2015	March 30, 2014
Operating Activities:
Net income	$817	$1,533	$1,784
Net loss (income) from discontinued operations	7	15	(25)
Non-cash items:
Depreciation and amortization	259	325	292
Deferred income taxes	65	147	177
Stock-based compensation expense	124	57	60
Excess tax benefits from share-based payment arrangements	(5)	(13)	(22)
Restructuring and inventory and other asset impairment	99	309	—
Other non-cash adjustments	(7)	(9)	(28)
Changes in assets and liabilities, excluding effects of acquisitions and dispositions of businesses:
Receivables	266	(137)	8
Inventories	(92)	(292)	(361)
Prepaid expenses and other current assets	—	12	15
Income tax receivable and payable	(68)	(15)	6
Payables and accruals	(304)	—	31
Pension and other postretirement benefit plans	(22)	23	27
Dividends from equity method investments	—	—	29
Other non-current assets and liabilities	(178)	(253)	(132)
Net cash (used) provided by operating activities of discontinued operations	(8)	—	21
Net cash provided by operating activities	953	1,702	1,882
Investing Activities:
Acquisitions of businesses, net of cash acquired	(1,108)	(637)	(1,012)
Capital expenditures	(337)	(455)	(351)
Dispositions of businesses	24	24	64
Sale of marketable securities	—	—	40
Other investing activities, net	(11)	59	19
Net cash used by investing activities of discontinued operations	(5)	—	(4)
Net cash used by investing activities	(1,437)	(1,009)	(1,244)
Financing Activities:
Net change in commercial paper borrowings	(893)	1,017	(30)
Proceeds from issuance of long-term debt	1,996	—	—
Repayments of long-term debt	(506)	—	(203)
Payments for debt issuance costs	(14)	—	—
Common stock issued	62	102	114
Excess tax benefits from share-based payment arrangements	5	13	22
Repurchase of common stock	(271)	(1,598)	(487)
Cash dividends	(12)	(17)	(18)
Other financing activities, net	(2)	(2)	(1)
Net cash provided (used) by financing activities	365	(485)	(603)
Effect of exchange rate changes on cash and cash equivalents	(12)	(95)	46
Net (decrease) increase in cash and cash equivalents	(131)	113	81
Cash and cash equivalents at beginning of period	474	361	280
Cash and cash equivalents at end of period	$343	$474	$361
Supplemental Disclosures
Cash paid during the period for:
Interest	$67	$66	$80
Income taxes, net of refunds received	$437	$651	$624
Non-cash investing and financing activities:
Dividends declared but not paid	$4	$4	$4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

	PCC Shareholders					Non-controlling Interest	Total Equity
	Common Stock Outstanding		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income
(In millions, except per share data)	Shares	Amount
Balance at March 31, 2013	146.2	$146	$1,777	$8,413	$(553)	$21	$9,804
Common stock issued pursuant to stock plans	1.0	1	113	—	—	—	114
Repurchase of common stock	(2.1)	(2)	(485)	—	—	—	(487)
Stock-based compensation expense	—	—	60	—	—	—	60
Tax benefit from stock-based compensation	—	—	22	—	—	—	22
Cash dividends ($0.12 per share)	—	—	—	(18)	—	—	(18)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	—	1,777	—	7	1,784
Other comprehensive income	—	—	—	—	135	—	135
Balance at March 30, 2014	145.1	145	1,487	10,172	(418)	27	11,413
Common stock issued pursuant to stock plans	0.7	1	101	—	—	—	102
Repurchase of common stock	(7.2)	(7)	(1,599)	—	—	—	(1,606)
Stock-based compensation expense	—	—	58	—	—	—	58
Tax benefit from stock-based compensation	—	—	13	—	—	—	13
Cash dividends ($0.12 per share)	—	—	—	(17)	—	—	(17)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income	—	—	—	1,530	—	3	1,533
Other comprehensive loss	—	—	—	—	(537)	—	(537)
Balance at March 29, 2015	138.6	139	60	11,685	(955)	28	10,957
Common stock issued pursuant to stock plans	0.4	—	62	—	—	—	62
Repurchase of common stock	(1.3)	(1)	(251)	(19)	—	—	(271)
Stock-based compensation expense	—	—	124	—	—	—	124
Tax benefit from stock-based compensation	—	—	5	—	—	—	5
Cash dividends ($0.09 per share)	—	—	—	(12)	—	—	(12)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Net income	—	—	—	813	—	4	817
Other comprehensive income	—	—	—	—	59	—	59
Balance at January 3, 2016	137.7	$138	$—	$12,467	$(896)	$30	$11,739

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
In February 2016, we changed the date of our fiscal year end. Our fiscal year is now based on a 52-53 week year ending the Sunday closest to December 31 of each year. Previously, our fiscal year was based on a 52-53 week year ending the Sunday closest to March 31. The Company made this change to align its financial reporting calendar with that of Berkshire Hathaway Inc. ("Berkshire"), which acquired the Company pursuant to the previously announced merger that closed on January 29, 2016 (the "Merger"). This Transition Report on Form 10-KT reports our financial results for the nine-month period from March 30, 2015 through January 3, 2016, which we refer to as "fiscal 2016" throughout this report. The fiscal years ended March 29, 2015 and March 30, 2014 reflect the twelve-month results of the respective fiscal years. Refer to Note 21—Transition period comparative data for the nine months ended December 28, 2014. Fiscal 2017 refers to the twelve-months ending January 1, 2017.
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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated service lives of the assets. Estimated service lives are generally 20 to 40 years for buildings and improvements, 20 to 25 years for furnaces, 3 to 12 years for machinery and equipment and 3 to 7 years for computer hardware and software. Depreciation expense was $217 million, $275 million and $246 million in fiscal 2016, 2015 and 2014, respectively. Gains and losses from the disposal of property, plant and equipment are included in the consolidated statements of income and were not material for any period presented. Expenditures for routine maintenance, repairs and minor improvements are charged to expense as incurred.
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
Acquired intangible assets with finite lives are amortized using the straight-line method and include the following: patents, 7 to 19 years; customer relationships, 5 to 26 years; and backlog, 0 to 5 years.
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
Environmental costs
We own, or previously owned, properties that may require environmental remediation or action. We estimate the range of loss for environmental liabilities based on current remediation technology, enacted laws and regulations, industry experience gained at similar sites and an assessment of the probable level of involvement and financial condition of other potentially responsible parties. Due to the numerous uncertainties surrounding the course of environmental remediation and the preliminary nature of some site investigations, in some cases, we may not be able to reasonably estimate the high end of the range of possible loss. The estimated future costs for known environmental remediation requirements are accrued on an undiscounted basis when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. When only a range of amounts is established, and no estimated amount within the range is better than another, the minimum amount of the range is recorded. Recoveries of environmental remediation costs from other parties are recorded as assets when collection is probable. Adjustments to our accruals may be necessary to reflect new information as investigation and remediation efforts proceed. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but any amounts are not reasonably estimable at this time. Total environmental liabilities accrued at January 3, 2016 and March 29, 2015 were $440 million and $448 million, respectively. The decrease in environmental liabilities during fiscal 2016 was primarily due to remediation of TIMET environmental liabilities that existed as of the acquisition date.
In accordance with the asset retirement and environmental obligations guidance, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified known asset retirement obligations associated with environmental contamination at several of our manufacturing facilities and have accrued approximately $7 million to satisfy these asset retirement obligations. However, we have not recognized a liability under guidance for asset retirement obligations at two of our manufacturing facilities because the fair value retirement obligation at these sites cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the retirement obligation (remediation of contamination) of these sites is not required until production ceases, and we have no current or future plans to cease production. These asset retirement obligations, when estimable, are not expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
Foreign currency translation
Assets and liabilities of our foreign affiliates are translated at current foreign currency exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of shareholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that have been designated as hedges of identifiable foreign currency commitments or investment positions, are included in the results of operations as incurred. Transaction gains and losses had no material impact on our results of operations for any period presented.
Financial instruments
Our financial instruments include cash and cash equivalents, marketable securities, debt, and derivative instruments, including foreign currency forward contracts and options, commodity swap and interest rate swap contracts, where applicable. Because of their short maturity, the carrying amounts of cash and cash equivalents and short-term bank debt approximate fair value. Available for sale securities consist of investments in shares of publicly traded companies. All available for sale securities are carried at fair value using quoted prices in active markets. Any unrealized gains or losses are recognized through other comprehensive income. Refer to Note 20—Inventory and other asset impairment charges for discussion of recognized losses related to these investments.
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
Stock-based compensation
We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. Our stock-based employee compensation plans are described more fully in Note 15—Stock-based compensation plans. We recognize the compensation costs related to stock options on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. In accordance with the terms of the grants, all outstanding stock options vested upon shareholder approval of the Merger.
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
Retirement and other postretirement benefit plans
We sponsor various defined benefit and defined contribution plans covering substantially all employees. We also sponsor postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents, covering approximately 15% of our workforce. The liabilities and net periodic cost of our defined benefit pension and other post-retirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the rate of return on plan assets, and medical trend rate (rate of growth for medical costs). For the United States ("U.S.") plans, the discount rate was determined based on the results of a bond matching model that constructed a portfolio of bonds with credit ratings of AA/Aa or higher that match our expected pension benefit cash flows. The discount rate was determined on the basis of the internal rate of return on the bond portfolio. For the non-U.S. plans, Aon Hewitt, Merrill Lynch and other long-term Corporate bond indices were used as the primary basis for determining discount rates. A portion of net periodic pension cost is included in production costs, which are included in inventories and subsequently recognized in net earnings as inventories are liquidated and charged to cost of sales. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the amounts required by applicable laws. During fiscal 2016, 2015 and 2014, we made voluntary contributions to pension plans totaling $31 million, $8 million, and $50 million, respectively.
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

2. Recently issued accounting standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for the Company for the quarter ending March 31, 2019. The Company is in the process of determining the impact of this guidance on our consolidated financial position, results of operations, and cash flows.
In January 2016, the FASB issued guidance to revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Under the new guidance, equity investments are measured at fair value, with changes in fair value recognized in net income. The guidance is effective for the Company for the quarter ending April 1, 2018. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. Under the new guidance, deferred tax assets and liabilities must be classified as noncurrent in a classified statement of financial position. The guidance is effective for the Company for the quarter ending April 2, 2017. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In September 2015, the FASB issued guidance to simplify the adjustments made to provisional numbers recognized in a business combination. As a result, the new guidance eliminates the requirement to retrospectively account for such adjustments. The guidance is effective for the Company for the quarter ending April 3, 2016. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued guidance on measuring the fair value of plan assets of a defined benefit pension plan for a reporting entity with a fiscal year-end that does not coincide with a month-end. Under the new guidance, the reporting entity is permitted to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end. We elected early adoption of this guidance in fiscal 2016 using a December 31, 2015 measurement date as a practical expedient. The adoption did not have a significant impact on our consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for the Company for the quarter ending April 3, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position.
In January 2015, the FASB issued guidance which eliminates the concept of an extraordinary item. As a result, entities will no longer segregate an extraordinary item from the results of ordinary operations; separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and disclose income taxes and earnings per share data applicable to an extraordinary item. The guidance is effective for the Company for the quarter ending April 3, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. Companies may adopt the guidance using a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB voted to approve a one-year deferral of the effective date. The guidance is effective for the Company for the quarter ending April 1, 2018. The Company is in the process of determining the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

3. Acquisitions
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

•
On October 30, 2015, we acquired Noranco for approximately $560 million. Noranco is a premier supplier of complex machined and fabricated components for aero-engine, landing gear and airframe applications. Noranco provides significant value to aerospace customers through a wide range of sophisticated capabilities including high precision machining and sheet metal fabrication, processing, assembly and testing. Noranco's aerostructures business strengthens our existing market position in airframe products, and their engine, landing gear, and machining capability expands our product offering on current and next generation aircraft. Noranco employs approximately 1,100 employees across seven manufacturing sites in North America. The Noranco acquisition was a stock purchase for tax purposes and operates as part of the Airframe Products segment.

•	During the third quarter of fiscal 2016, we completed a small acquisition in the Airframe Products segment.
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

4. Discontinued operations
Fiscal 2016
During the first quarter of fiscal 2014, we decided to divest a small non-core business in the Airframe Products segment and reclassified it to discontinued operations. The sale of the business was completed in the third quarter of fiscal 2016. The transaction resulted in a gain of approximately $1 million and cash proceeds of $23 million.
During the fourth quarter of fiscal 2015, we decided to divest a small non-core business in the Forged Products segment and reclassified it to discontinued operations. During the third quarter of fiscal 2016, we recognized an impairment charge of $5 million, pre-tax, as the fair value, as determined by expected net proceeds, did not exceed the carrying value.
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
The components of discontinued operations for the periods presented are as follows:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Net sales	$27	$51	$107
Cost of goods sold	28	48	87
Selling and administrative expenses	3	6	9
Restructuring and asset impairment	5	16	—
Net (loss) gain from operations before income taxes	(9)	(19)	11
Income tax (expense) benefit	(1)	3	1
Net (loss) gain from operations	(10)	(16)	12
Gain on disposal and other expenses, net of tax benefit of $1, $0 and $2 respectively	3	1	13
Net (loss) income from discontinued operations	$(7)	$(15)	$25

Included in the Consolidated Balance Sheets are the following major classes of assets and liabilities associated with the discontinued operations:

	January 3, 2016	March 29, 2015
Assets of discontinued operations:
Current assets	$26	$28
Net property, plant and equipment	5	20
Other assets	—	8
	$31	$56
Liabilities of discontinued operations:
Current liabilities	$8	$13
Long-term debt	—	1
Other long-term liabilities	3	2
	$11	$16

5. Concentration of credit risk
Approximately 74 percent, 70 percent and 69 percent of business activity was with companies in the aerospace industry in fiscal 2016, 2015 and 2014, respectively. Approximately 15 percent, 13 percent and 13 percent of total sales were directly to General Electric Company in fiscal 2016, 2015 and 2014, respectively, and approximately 10 percent of total sales were directly to The Boeing Company in fiscal 2016. Accordingly, we are exposed to a concentration of credit risk for this portion of receivables. We have long-standing relationships with our aerospace customers, and management considers the credit risk to be low.

6. Inventories
Inventories consisted of the following:

	January 3, 2016	March 29, 2015
Finished goods	$602	$544
Work-in-process	1,363	1,262
Raw materials and supplies	1,074	1,155
	3,039	2,961
Excess of LIFO cost over current FIFO cost	740	679
Total	$3,779	$3,640

Approximately 96 percent of total inventories were valued on a LIFO basis at January 3, 2016 and March 29, 2015. During fiscal 2016 and 2015, certain LIFO inventory quantities were reduced. The liquidation of LIFO inventory quantities carried at costs paid in prior years increased cost of goods sold by $26 million in fiscal 2016 and $13 million in fiscal 2015.
As of January 3, 2016, the percentage of our U.S. inventories which are valued using LIFO for book purposes was 93 percent. As of January 3, 2016, none of our U.S. inventories were valued using LIFO for tax purposes. Refer to Note 20—Inventory and other asset impairment charges for discussion of a non-cash inventory impairment charge recognized in fiscal 2016.

7. Goodwill and acquired intangibles
We perform our annual goodwill and indefinite-lived intangible assets impairment test during the second quarter of each fiscal year. If the carrying value exceeds the estimated fair value, impairment is recorded. Assets for which fair value does not substantially exceed carrying value may have a higher risk of impairment in future periods. For fiscal 2016, 2015 and 2014, it was determined that the fair value of the related reporting units substantially exceeded their carrying value and that there was no impairment of goodwill. Furthermore, it was determined that the fair value of indefinite-lived intangible assets substantially exceeded their carrying value for all but one asset, which had a carrying value of approximately $30 million as of January 3, 2016, and that there was no impairment of indefinite-lived intangible assets. We considered the impact of the asset impairment charges recorded during fiscal 2016 on related goodwill and intangible assets and concluded that no impairment was indicated. There were no other changes during the fiscal year requiring a goodwill or indefinite-lived intangible assets impairment test in accordance with goodwill and other intangible assets accounting guidance.
The changes in the carrying amount of goodwill by reportable segment for fiscal 2016 and 2015 were as follows:

	March 30, 2014	Acquired	Currency translation and other (1)	March 29, 2015	Acquired	Currency translation and other (1)	January 3, 2016
Investment Cast Products	$339	$—	$(2)	$337	$74	$—	$411
Forged Products	3,666	—	(113)	3,553	130	(4)	3,679
Airframe Products	2,608	211	(48)	2,771	152	(11)	2,912
Total	$6,613	$211	$(163)	$6,661	$356	$(15)	$7,002

(1)	Includes adjustments to the purchase price allocations of several acquisitions.

The gross carrying amount and accumulated amortization of our acquired intangible assets were as follows:

	January 3, 2016			March 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$9	$(8)	$1	$13	$(11)	$2
Proprietary technology	—	—	—	2	(2)	—
Long-term customer relationships	751	(97)	654	482	(85)	397
Backlog	44	(36)	8	56	(41)	15
Revenue sharing agreements	29	(3)	26	29	(3)	26
	$833	$(144)	689	$582	$(142)	440
Indefinite-lived intangible assets:
Tradenames			696			699
Long-term customer relationships			2,890			2,605
Acquired intangibles, net			$4,275			$3,744

Amortization expense for finite-lived acquired intangible assets was $34 million, $42 million and $41 million for fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, we removed $32 million of fully amortized intangible assets from the gross carrying amount and accumulated amortization. Projected amortization expense for finite-lived intangible assets for the succeeding five fiscal years is as follows:

Fiscal	Estimated Amortization Expense
2017	$47
2018	41
2019	40
2020	39
2021	39

The amortization will change in future periods if other intangible assets are acquired, existing intangibles are disposed, impairments are recognized or the preliminary valuations as part of our purchase price allocations are refined.

8. Accrued liabilities
Accrued liabilities consisted of the following:

	January 3, 2016	March 29, 2015
Salaries and wages payable	$165	$204
Other accrued liabilities	384	355
Total	$549	$559

9. Financing arrangements
Long-term debt is summarized as follows:

	January 3, 2016	March 29, 2015
0.700% Senior Notes due fiscal 2016 ($500 face value less unamortized discount of $0 and $0)	$—	$500
1.250% Senior Notes due fiscal 2019 ($1,000 face value less unamortized discount of $1 and $1)	999	999
2.250% Senior Notes due fiscal 2021 ($550 face value less unamortized premium of $1 and $0)	551	—
2.500% Senior Notes due fiscal 2024 ($1,000 face value less unamortized discount of $4 and $5)	996	995
3.250% Senior Notes due fiscal 2026 ($850 face value less unamortized discount of $2 and $0)	848	—
4.200% Senior Notes due fiscal 2036 ($275 face value less unamortized discount of $1 and $0)	274	—
3.900% Senior Notes due fiscal 2044 ($500 face value less unamortized discount of $3 and $3)	497	497
4.375% Senior Notes due fiscal 2046 ($325 face value less unamortized discount of $1 and $0)	324	—
Commercial paper	694	1,587
Other	1	8
	5,184	4,586
Less: Long-term debt currently due	—	1,093
Total	$5,184	$3,493

Long-term debt maturing in each of the next five fiscal years, excluding the discount and/or premium, is as follows:

Fiscal	Debt
2017	$—
2018	1
2019	1,000
2020	694
2021	550
Thereafter	2,950
Total	$5,195

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
On December 14, 2015, we entered into a 364-day, $1.0 billion revolving credit facility maturing December 2016 (the “364-Day Credit Agreement”), unless converted into a one-year term loan at the option of the Company at the end of the revolving period. The 364-Day Credit Agreement replaces the prior 364-day credit agreement that expired December 2015. The 364-Day Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants.
On December 16, 2013, we entered into a five-year, $1.0 billion revolving credit facility (the "2013 Credit Agreement") (with a $500 million increase option, subject to approval of the lenders) maturing December 2018, unless extended pursuant to two 364-day extension options. On June 15, 2015, we amended the agreement to extend the maturity date one year to December 2019, utilizing one of the two extension options. The 2013 Credit Agreement contains customary representations and warranties, events of default, and financial and other covenants. The 364-Day and 2013 Credit Agreements may be referred to collectively as the "Credit Agreements." We had not borrowed funds under the Credit Agreements as of January 3, 2016.
Historically, we have issued commercial paper as a method of raising short-term liquidity. We believe we continue to have the ability to issue commercial paper and have issued commercial paper to cover acquisitions and short-term cash requirements in recent quarters. As of January 3, 2016, the amount of commercial paper borrowings outstanding was $694 million and the weighted average interest rate was 0.5%. As of March 29, 2015, the amount of commercial paper borrowings outstanding was $1,587 million and the weighted average interest rate was 0.2%. During fiscal 2016, the average amount of commercial paper borrowings outstanding was $603 million and the weighted average interest rate was 0.2%. During fiscal 2015, the average amount of commercial paper borrowings outstanding was $1,315 million and the weighted average interest rate was 0.2%. During fiscal 2016 and 2015, the largest daily balance of outstanding commercial paper borrowings was $1,872 million and $1,737 million, respectively.
The maximum amount that can be borrowed under our Credit Agreements and commercial paper program is $2.0 billion. Our unused borrowing capacity as of January 3, 2016 was $1.3 billion due to our outstanding commercial paper borrowings of $694 million.
Our financial covenant requirement and actual ratio as of January 3, 2016 was as follows:

	Covenant Requirement		Actual
Consolidated leverage ratio(1)	65.0%	(maximum)	30.7%

_________________________

(1)	Terms are defined in the Credit Agreements.

As of January 3, 2016, we were in compliance with the financial covenant in the Credit Agreements.

10. Income taxes
Total pre-tax income before equity in earnings of unconsolidated affiliates was:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Domestic	$1,035	$2,154	$2,197
Foreign	215	385	391
Total pretax income	$1,250	$2,539	$2,588

The provision for income taxes consisted of the following:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Current taxes:
Federal	$270	$526	$510
Foreign	60	90	96
State	20	44	42
	350	660	648
Deferred income taxes:
Federal	$71	$148	$159
Foreign	(9)	10	13
State	8	(2)	10
	70	156	182
Provision for income taxes	$420	$816	$830

We have not provided U.S. income taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at January 3, 2016, were approximately $1,546 million. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Statutory federal rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	1.5%	1.0%	1.8%
Domestic manufacturing deduction	(2.3)%	(2.1)%	(2.1)%
Earnings taxed at different rates in foreign jurisdictions	(1.7)%	(1.6)%	(1.8)%
Other	1.1%	(0.2)%	(0.8)%
Effective rate	33.6%	32.1%	32.1%

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
Significant components of our deferred tax assets and liabilities were as follows:

	January 3, 2016	March 29, 2015
Deferred tax assets arising from:
Environmental reserves and other expense accruals	$234	$227
Acquired loss contracts liabilities	47	66
Stock options	83	49
Post-retirement benefits other than pensions	119	115
Pension accruals	67	108
Net operating and capital loss carryforwards	68	67
Tax credit carryforwards	6	7
Valuation allowances	(58)	(51)
Gross deferred tax assets	566	588
Deferred tax liabilities arising from:
Depreciation/amortization	(219)	(218)
Goodwill	(362)	(324)
Acquired intangible assets	(863)	(844)
Inventory basis differences	(158)	(124)
Gross deferred tax liabilities	(1,602)	(1,510)
Net deferred tax liabilities	$(1,036)	$(922)

The valuation allowances for deferred tax assets as of January 3, 2016 were $58 million. The net change for total valuation allowances for the year ended January 3, 2016 was an increase of $7 million, including a $3 million decrease from foreign company tax losses, partially offset by a $10 million increase from U.S. capital losses. As of January 3, 2016, we had net capital and operating loss carryforward benefits of approximately $14 million that expire in the fiscal years ending December 2020 through December 2037. Valuation allowances of $12 million were recognized to offset the deferred tax asset relating to those carryforward deferred tax benefits.

Uncertain Tax Positions
The following table summarizes the activity related to our reserve for uncertain tax positions:

	January 3, 2016	March 29, 2015	March 30, 2014
Beginning Balance	$16	$14	$24
Gross increases related to prior period tax positions	4	3	10
Gross decreases related to prior period tax positions	(2)	—	(6)
Gross increases related to current period tax positions	—	—	2
Decreases related to settlements with tax authorities	(3)	(1)	(15)
Expiration of the statute of limitations for assessment of taxes	—	—	(1)
Ending Balance	$15	$16	$14

Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of the provision for income taxes. During fiscal 2016, 2015 and 2014, the amount of tax expense recognized related to interest and penalties was not significant. The reserve for uncertain tax positions as of January 3, 2016, March 29, 2015 and March 30, 2014 included an accrual for interest and penalties of $4 million, $4 million, and $3 million, respectively.
We file income tax returns in the U.S. federal jurisdiction, the United Kingdom, and other state, local, and foreign jurisdictions. As of January 3, 2016, the U.S. Internal Revenue Service has completed examinations of tax years through March 30, 2014. We are no longer subject to examination in the United Kingdom for fiscal years through 2012. For other state, local, and foreign jurisdictions, with few exceptions, the statutes of limitation are closed for all tax years through March 28, 2010.
Included in the reserve for uncertain tax positions at January 3, 2016 and March 29, 2015 are $7 million and $13 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We estimate that within the next twelve months, the reserve for uncertain tax positions could change by $0 to $4 million. The tax matters associated with these uncertain tax positions primarily relate to state tax positions in various states. These tax matters are under audit, but we cannot reasonably predict the timing or the ultimate outcome of these matters.

11. Earnings per share
Net income and weighted average number of shares outstanding used to compute earnings per share were as follows:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Amounts attributable to PCC shareholders:
Net income from continuing operations	$820	$1,545	$1,752
Net (loss) income from discontinued operations	(7)	(15)	25
Net income attributable to PCC shareholders	$813	$1,530	$1,777

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Weighted average shares outstanding-basic	137.7	142.6	145.6
Effect of dilutive stock-based compensation plans	0.9	0.9	1.0
Weighted average shares outstanding-diluted	138.6	143.5	146.6

Basic earnings per share are calculated based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on that same number of shares plus additional dilutive shares representing stock distributable under stock option, phantom stock, deferred stock unit and employee stock purchase plans computed using the treasury stock method.
Options to purchase 2.2 million, 1.5 million and 0.4 million shares of common stock were outstanding during fiscal 2016, 2015 and 2014, respectively, and were not included in the computation of diluted earnings per share because to do so would have been antidilutive. These options could be dilutive in the future.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of January 3, 2016:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Available for sale securities	$8	$—	$—	$8
Derivative instruments	$—	$4	$—	$4
Liabilities:
Derivative instruments	$—	$27	$—	$27

The following table presents the assets and liabilities measured at fair value on a recurring basis as of March 29, 2015:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
Assets:
Available for sale securities	$32	$—	$—	$32
Derivative instruments	$—	$4	$—	$4
Liabilities:
Derivative instruments	$—	$30	$—	$30

Available for sale securities consist of investments in shares of publicly traded companies. All available for sale securities are carried at fair value using quoted prices in active markets. Any unrealized gains or losses on these securities are recognized through other comprehensive income. Refer to Note 20—Inventory and other asset impairment charges for discussion of recognized losses related to these investments. There were no transfers between Level 1 and Level 2 fair value measurements during fiscal 2016 or 2015.
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
We estimate that the fair value of our long-term fixed rate debt instruments was $4,439 million compared to a book value of $4,489 million at January 3, 2016. At March 29, 2015, the estimated fair value of our long-term fixed rate debt instruments was $3,013 million compared to a book value of $2,997 million. The fair value of long-term fixed rate debt was estimated using a combination of observable trades and quoted prices on such debt, as well as observable market data for comparable instruments. Long-term fixed rate debt would be classified as Level 2 within the fair value hierarchy if it were measured at fair value. The estimated fair value of our miscellaneous long-term debt approximates book value.

13. Commitments and contingencies
We lease certain facilities, office space and equipment under operating leases for varying periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more at January 3, 2016 are as follows:

Fiscal
2017	$44
2018	36
2019	29
2020	20
2021	13
Thereafter	48
Total	$190

Operating lease obligations attributable to operations held-for-sale were $5 million. Total rent expense for all operating leases was $34 million, $45 million and $46 million for fiscal 2016, 2015 and 2014, respectively.
Various lawsuits arising during the normal course of business are pending against us. In the opinion of management, the outcome of these lawsuits, either individually or in the aggregate, will not have a material effect on our consolidated financial position, results of operations, cash flows or business.
In the ordinary course of business, we warrant that our products will conform to contractually established standards and tolerances over various time periods. The warranty accrual as of January 3, 2016 and March 29, 2015, and the change in the accrual for fiscal 2016, 2015 and 2014, is not material to our consolidated financial position, results of operations or cash flows.
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
The Company's environmental liability balance was $440 million and $448 million at January 3, 2016 and March 29, 2015, of which $72 million and $95 million was classified as a current liability, respectively, and generally reflects the best estimate of the costs to remediate identified environmental conditions for which costs can reasonably be estimated. If no point in a range of costs is a better estimate than others, the low end of the range of costs is accrued. The estimated upper end of the range of reasonably possible environmental costs exceeded amounts accrued by approximately $355 million at January 3, 2016. Actual future losses may be lower or higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.

Due to the nature of its historical operations, TIMET has significant environmental liabilities at its titanium manufacturing plants. It has for many years, under the oversight of government agencies, conducted investigations of the soil and groundwater contamination at its plant sites. TIMET has initiated remedial actions at its properties, including the capping of former on-site landfills, removal of contaminated sediments from on-site surface impoundments, remediation of contaminated soils and the construction of a slurry wall and groundwater extraction system to treat contaminated groundwater as well as other remedial actions. Although it is anticipated that significant remediation will be completed within the next two years, it is expected that a substantial portion of the TIMET environmental accruals will be expended within an estimated 40 years. Expenditures related to these remedial actions and for resolving TIMET's other environmental liabilities will be applied against existing liabilities. As the remedial actions are implemented at these sites, the liabilities will be adjusted based on the progress made in determining the extent of contamination and the extent of required remediation. While the existing liability generally represents our current best estimate of the costs or range of costs of resolving the identified environmental liabilities, these costs may change substantially due to factors such as the nature and extent of contamination, changes in legal and remedial requirements, the allocation of costs among potentially responsible parties as well as other third parties, and technological changes, among others.

14. Shareholders’ equity
Authorized shares of common stock, with no par value and $1 stated value, consisted of 450.0 million shares at January 3, 2016 and March 29, 2015. Authorized and unissued no par serial preferred stock consisted of 1.0 million shares at January 3, 2016 and March 29, 2015.
Share repurchase program
During fiscal 2013 through 2015, the Board of Directors approved $2.5 billion for use in the Company's stock repurchase program. On May 13, 2015, the Board of Directors approved a $2.0 billion expansion to the Company's existing program to repurchase shares of the Company’s common stock, effective immediately and continuing through June 30, 2017. Repurchases under the Company's program may be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program did not obligate PCC to acquire any particular amount of common stock, and it could have been suspended at any time at the Company's discretion. As part of the Merger with Berkshire, the Company agreed not to repurchase additional shares.
During the nine months ended January 3, 2016, the Company repurchased 1,292,056 shares under this program at an average price paid per share of $210.01 for an aggregate purchase price of approximately $271 million. As of January 3, 2016, the Company had repurchased a total of 11,104,150 shares under this program for an aggregate purchase price of $2,457 million.

15. Stock-based compensation plans
We account for our stock based compensation plans in accordance with stock-based compensation guidance, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements over the vesting period, with the cost measured based on the estimated fair value of the equity or liability instruments issued.
Prior to the Merger with Berkshire, we had three stock incentive plans for certain officers, key salaried employees and directors: the 1994 Stock Incentive Plan, the 1999 Nonqualified Stock Option Plan, and the 2001 Stock Incentive Plan. Shares authorized under these plans totaled approximately 35,192,000 shares at the time of inception. The plans allow for the grant of stock options, stock bonuses, stock appreciation rights, cash bonus rights and restricted stock.
Stock option awards
The Compensation Committee of the Board of Directors determines awards granted under officer and employee stock option plans. To date, all stock option awards under the stock incentive plans have been nonqualified stock option grants. The Compensation Committee fixes the time limit within which options may be exercised and other stock option terms. To date, option grant prices under the three stock incentive plans have been at the fair market value on the date of grant. Generally, options become exercisable at a rate of 25% each year over four years from the date of grant and expire ten years from the date of grant. Total expense recognized was $117 million, $48 million, and $50 million for fiscal 2016, 2015 and 2014, respectively. In accordance with the terms of the grants, all outstanding stock options vested upon shareholder approval of the Merger.
Deferred stock unit awards
The Deferred Stock Unit Award Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2001 Stock Incentive Plan. At a date immediately following the Annual Meeting of Shareholders, each director was granted DSUs in an amount equal to $155,000 in fiscal 2016 and $140,000 in fiscal 2015 and 2014, divided by the closing price of PCC common stock on that date. Under the terms of the program, the units vest over three years, with provisions for accelerated vesting in certain circumstances. The DSUs are settled in shares of common stock equal to the number of units in a director’s account at the time of settlement, which is no earlier than upon cessation of board service. At the time of the annual grant, the director will receive the value of the dividends that would have been paid on the stock underlying the DSUs during the year. The value of the dividends is divided by the closing price of PCC common stock to determine the number of units granted. The cost of these awards is determined as the market value of the shares at the date of grant. Total expense recognized was $2 million for fiscal 2016 and $1 million in fiscal 2015 and 2014. In accordance with the terms of the grants, all outstanding deferred stock unit awards vested upon shareholder approval of the Merger.
Employee stock purchase plan
Prior to the Merger with Berkshire, we had an Employee Stock Purchase Plan (“ESPP”) whereby we are authorized to issue shares of common stock to our full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose to have up to 10 percent of their annual base earnings and bonus withheld to purchase PCC common stock subject to limitations established in the Internal Revenue Code. Employees then have the option to use the withheld funds to purchase shares of PCC common stock at the lower of 85 percent of the fair market value of the stock on the date of grant or on the date of purchase. Total expense recognized was $5 million in fiscal 2016 and $8 million in fiscal 2015 and 2014. As PCC's common stock is no longer traded on any market, the ESPP was no longer available to employees after December 31, 2015.
Deferred compensation plan
We have a deferred compensation plan whereby eligible executives may elect to defer up to 100% of their regular cash compensation and cash incentive awards, and non-employee Board members may elect to defer up to 100% of their cash compensation for Board service. The compensation deferred under this plan is credited with earnings and losses as determined by the rate of return on investments selected by the plan participants. Each participant is fully vested in all deferred compensation and those earnings that have been credited to their individual accounts. Our promise to pay amounts deferred under this plan is an unsecured obligation. Balances at January 3, 2016 and March 29, 2015 of $78 million and $75 million, respectively, are reflected in pension and other postretirement benefit obligations in the Consolidated Balance Sheets.
Prior to the Merger with Berkshire, one investment election of the deferred compensation plan was Phantom Stock Units, an investment that tracks the value of PCC common stock. Investments in Phantom Stock Units may not be exchanged during the period of employment at PCC. Payment of investments in Phantom Stock Units following retirement or termination of employment is made only in shares of PCC common stock and therefore, Phantom Stock Units are accounted for as equity awards. The stock-based compensation expense is calculated at the date of purchase of Phantom Stock Units and recorded as additional paid in capital. At January 3, 2016 and March 29, 2015, there was $12 million and $11 million, respectively, of deferred compensation related to Phantom Stock Units included in additional paid-in capital.
The total amount of cash received from the exercise of stock options was $62 million, $69 million, and $84 million in fiscal 2016, 2015 and 2014, respectively. The related tax benefit was $11 million, $20 million, and $32 million in fiscal 2016, 2015 and 2014, respectively.
The outstanding options for stock incentive plan shares have expiration dates ranging from fiscal 2017 to fiscal 2026. At January 3, 2016, approximately 5,945,000 stock incentive plan shares were available for future grants.
There were approximately 148,000 shares issued under the 2008 ESPP during the year ended January 3, 2016. At January 3, 2016, there were approximately 1,051,000 shares available for issuance under the 2008 Employee Stock Purchase Plan.
The following table sets forth total stock-based compensation expense and related tax benefit recognized in the Consolidated Statements of Income:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Cost of goods sold	$24	$16	$17
Selling and administrative expenses	100	41	43
Stock-based compensation expense before income taxes	124	57	60
Income tax benefit	(42)	(17)	(19)
Total stock-based compensation expense after income taxes	$82	$40	$41

No stock-based compensation expense was capitalized in fiscal 2016, 2015 or 2014 as it was not material. In accordance with the terms of the grants, all outstanding stock options vested upon shareholder approval of the Merger. Therefore, the remaining expense associated with our stock-based compensation plans totaling approximately $93 million was recognized during the third quarter of fiscal 2016.
The fair value of the stock-based awards, as determined under the Black-Scholes valuation model, was estimated using the weighted-average assumptions outlined below:

Nine Months Ended	Twelve Months Ended	Twelve Months Ended
January 3, 2016	March 29, 2015	March 30, 2014
Stock option plans:
Risk-free interest rate	1.3%	1.4%	1.1%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	23.4%	23.7%	26.3%
Expected life (in years)	4.2	–	4.4	3.3	–	4.4	3.2	–	4.4
Employee Stock Purchase Plan:
Risk-free interest rate	0.3%	0.2%	0.1%
Expected dividend yield	0.1%	0.1%	0.1%
Expected volatility	19.4%	19.8%	20.2%
Expected life (in years)	1.0	1.0	1.0

We use the U.S. Treasury (constant maturity) interest rate as the risk-free interest rate, and we use 4-year historical volatility for stock option plans and 1-year historical volatility for the Employee Stock Purchase Plan as the expected volatility. Our determination of expected terms and estimated pre-vesting forfeitures is based on an analysis of historical and expected patterns.
The weighted-average fair value of stock-based compensation awards granted and the intrinsic value of options exercised during the period were:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Stock option plans:
Grant date fair value per share	$46.41	$48.74	$56.71
Total fair value of awards granted (in millions)	$2	$72	$63
Total intrinsic value of options exercised (in millions)	$35	$64	$104
Employee Stock Purchase Plan:
Grant date fair value per share	$47.63	$53.22	$45.44
Total fair value (in millions)	$5	$8	$8

Additional information with respect to stock option activity is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2013	4,562,000	$136.70	7.50	$242
Granted	1,115,000	245.91
Exercised	(774,000)	108.42
Forfeited or expired	(167,000)	179.06
Outstanding at March 30, 2014	4,736,000	165.57	7.30	389
Granted	1,484,000	226.49
Exercised	(552,000)	125.70
Forfeited or expired	(358,000)	204.85
Outstanding at March 29, 2015	5,310,000	184.19	7.21	203
Granted	35,000	216.32
Exercised	(437,000)	142.64
Forfeited or expired	(241,000)	220.20
Outstanding at January 3, 2016	4,667,000	186.48	6.48	227
Vested and Exercisable at January 3, 2016	4,667,000	186.48	6.48	227

16. Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) ("AOCI") consists of cumulative unrealized foreign currency translation adjustments, pension and postretirement obligations, unrealized gains (losses) on certain derivative instruments, and unrealized gains (losses) on available for sale securities.
The components of AOCI (net of tax) for the nine months ended January 3, 2016 were as follows :

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available for sale securities	Total
Balance at March 29, 2015	$(284)	$(637)	$(12)	$(22)	$(955)
OCI before reclassifications	(58)	45	—	(24)	(37)
Amounts reclassified from AOCI	—	32	10	54	96
Net current period OCI	(58)	77	10	30	59
Balance at January 3, 2016	$(342)	$(560)	$(2)	$8	$(896)

The components of AOCI (net of tax) for the fiscal year ended March 29, 2015 were as follows:

	Cumulative unrealized foreign currency translation gains (losses)	Pension and postretirement obligations	Unrealized gain (loss) on derivatives	Unrealized gain (loss) on available for sale securities	Total
Balance at March 30, 2014	$69	$(483)	$6	$(10)	$(418)
OCI before reclassifications	(353)	(185)	(17)	(12)	(567)
Amounts reclassified from AOCI	—	31	(1)	—	30
Net current period OCI	(353)	(154)	(18)	(12)	(537)
Balance at March 29, 2015	$(284)	$(637)	$(12)	$(22)	$(955)

Reclassifications from AOCI for the periods ended January 3, 2016 and March 29, 2015 are summarized in the following table:

	Nine Months Ended	Twelve Months Ended
Details about Accumulated Other Comprehensive Income Components	January 3, 2016	March 29, 2015	Affected Line Item in Statement Where Net Income Is Presented
	Amount Reclassified from Accumulated Other Comprehensive Income
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(11)	$1	Sales
Foreign exchange contracts	(3)	—	Cost of goods sold
	(14)	1	Total before tax
	4	—	Tax benefit
	$(10)	$1	Net of tax

Loss on available for sale securities	$(54)	$—	Restructuring and asset impairment
	—	—	Tax benefit
	$(54)	$—	Net of tax

Amortization of defined benefit pension items:
Prior-service cost	$(2)	$(3)	(a)
Net actuarial loss	(44)	(45)	(a)
	(46)	(48)	Total before tax
	14	17	Tax benefit
	$(32)	$(31)	Net of tax

Total reclassifications for the period	$(96)	$(30)	Net of tax

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

Cash flow hedges
We have exposure to fluctuations in foreign currency exchange rates. Foreign currency forward contracts and options are used to hedge the variability in cash flows from forecast receipts or expenditures denominated in currencies other than the functional currency. We also have exposure to fluctuations in commodity prices. Commodity derivative instruments may be used to hedge against the variability in cash flows from forecasted commodity purchases. For cash flow hedge transactions, the effective portion of changes in the fair value of the derivative instruments is reported in accumulated other comprehensive income (loss). The gains and losses on cash flow hedge transactions that are reported in accumulated other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.
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
As of January 3, 2016, there were $10 million of deferred net losses (pre-tax) relating to derivative activity in accumulated other comprehensive loss that would be expected to be transferred to net earnings over the next twelve months when the forecasted transactions actually occur. However, due to the Merger with Berkshire, it is expected that the majority of this deferred loss will not be recognized through income as the instruments will be recognized at fair value at the acquisition date. As of January 3, 2016, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 4 years, 11 months. As of January 3, 2016, the amount of net notional foreign exchange, commodity, and interest rate contracts outstanding was approximately $960 million, $19 million, and $100 million, respectively. We believe that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
Derivative instruments are measured at fair value within the consolidated balance sheet either as assets or liabilities. As of January 3, 2016, accounts receivable, accounts payable and other long-term liabilities included foreign exchange contracts of $3 million, $24 million and $2 million, respectively, while other non-current assets included interest rate contracts of $1 million and other long-term liabilities included commodity contracts of $1 million. As of March 29, 2015, accounts receivable included foreign exchange contracts of $4 million and accounts payable included foreign exchange contracts of $29 million and interest rate contracts of $1 million.
For the periods ended January 3, 2016, March 29, 2015 and March 30, 2014, we recognized $11 million of losses, less than $1 million of losses and $5 million of gains, respectively, in the consolidated statements of income for derivatives designated as hedging instruments. For the periods ended January 3, 2016, March 29, 2015 and March 30, 2014, we recognized $4 million of gains, $31 million of losses, and $39 million of gains, respectively, in the consolidated statements of income for derivatives not designated as hedging instruments. Gains and losses on derivatives not designated as hedging instruments are primarily offset by losses or gains arising from the revaluation of foreign currency denominated assets and liabilities. The ineffective portion of gains and losses relating to derivatives designated as hedging instruments in fiscal 2016, 2015 or 2014 was not significant.

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
Pension and postretirement benefit obligations and funded status

	Pension Benefits		Other Postretirement Benefits
Fiscal	2016	2015	2016	2015
Change in plan assets:
Beginning fair value of plan assets	$2,325	$2,267	$—	$—
Actual return on plan assets	27	232	—	—
Company contributions	52	34	5	8
Plan participants’ contributions	2	2	—	—
Benefits paid	(83)	(102)	(5)	(8)
Exchange rate and other	(7)	(108)	—	—
Ending fair value of plan assets	$2,316	$2,325	$—	$—
Change in projected benefit obligations:
Beginning projected benefit obligations	$2,843	$2,553	$97	$94
Service cost	38	45	1	1
Interest cost	80	112	2	4
Plan participants’ contributions	2	2	—	—
Amendments/curtailments/settlement	(1)	(1)	—	—
Actuarial (gains) losses	(168)	353	(1)	6
Benefits paid	(83)	(102)	(5)	(8)
Exchange rate and other	(8)	(119)	—	—
Ending projected pension and postretirement benefit obligations	$2,703	$2,843	$94	$97
Funded Status:
Fair value of plan assets less than projected pension and postretirement benefit obligations	$(387)	$(518)	$(94)	$(97)
Amounts recognized in the balance sheets:
Noncurrent asset	$8	$—	$—	$—
Current liabilities	(13)	(7)	(7)	(7)
Noncurrent liabilities	(382)	(511)	(87)	(90)
Net amount recognized	$(387)	$(518)	$(94)	$(97)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$794	$908	$13	$14
Prior service cost	6	8	—	—
Net amount recognized, before tax effect	$800	$916	$13	$14

Several of our defined benefit pension plans have accumulated benefit obligations in excess of plan assets. As of January 3, 2016, the aggregate projected benefit obligation was $1,729 million, the aggregate accumulated benefit obligation was $1,609 million, and the aggregate fair value of plan assets was $1,367 million associated with these defined benefit pension plans. As of March 29, 2015, the aggregate projected benefit obligation was $2,133 million, the aggregate accumulated benefit obligation was $1,995 million, and the aggregate fair value of plan assets was $1,682 million associated with these defined benefit pension plans.

Components of net periodic pension cost
The net periodic pension cost for our pension plans consisted of the following components:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Service cost	$40	$47	$52
Interest cost	80	112	112
Expected return on plan assets	(129)	(160)	(171)
Amortization of prior service cost	2	3	3
Amortization of net actuarial loss	43	44	51
Net periodic pension cost	$36	$46	$47

The net postretirement benefit cost of our postretirement benefit plans consisted of the following components:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Service cost	$1	$1	$1
Interest cost	2	4	5
Amortization of net actuarial loss	1	1	1
Net postretirement benefit cost	$4	$6	$7

Components of amounts recognized in other comprehensive income
The changes in plan assets and benefit obligations recognized in other comprehensive income for our pension plans consisted of the following:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Net actuarial (gain) loss	$(99)	$232	$(23)
Amortization of net actuarial loss	(13)	(11)	(7)
Amortization of prior service cost	(2)	(3)	(3)
Exchange rate (gain) loss	(2)	(11)	10
Total recognized in OCI	$(116)	$207	$(23)

The changes in plan assets and benefit obligations recognized in other comprehensive income for our postretirement benefit plans consisted of net actuarial (gain) loss of $(1) million, $4 million and $(12) million for fiscal 2016, 2015 and 2014, respectively.

Weighted-average assumptions
The weighted-average assumptions used in determining the pension and postretirement benefit obligations in our pension and postretirement plans in fiscal 2016 and 2015 were as follows:

U.S. Plans	Pension Benefits		Other Postretirement Benefits
Fiscal	2016	2015	2016	2015
Discount rate	4.55%	4.05%	4.55%	4.05%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans			Pension Benefits
Fiscal			2016	2015
Discount rate			3.79%	3.54%
Rate of compensation increase			2.74%	2.74%

As of January 3, 2016, the projected U.S. pension benefit obligation was $1,641 million and the non-U.S. pension benefit obligation was $1,062 million.
The weighted-average assumptions used in determining the net periodic pension and postretirement benefit cost in our pension and postretirement plans in fiscal 2016, 2015 and 2014 were as follows:

U.S. Plans	Pension Benefits			Other Postretirement Benefits
Fiscal	2016	2015	2014	2016	2015	2014
Discount rate	4.05%	4.70%	4.25%	4.05%	4.70%	4.25%
Expected return on plan assets	7.75%	7.75%	8.00%	—	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Non-U.S. Plans				Pension Benefits
Fiscal				2016	2015	2014
Discount rate				3.54%	4.67%	4.76%
Expected return on plan assets				7.00%	7.25%	7.50%
Rate of compensation increase				2.74%	2.98%	2.98%

For the nine months ended January 3, 2016, our U.S. net periodic pension cost was $34 million and our non-U.S. net periodic pension cost was $2 million.
Health care trend rates
The health care cost trend rates used in fiscal 2016 and 2015 were as follows:

	Other Postretirement Benefits
Fiscal	2016	2015
Health care cost trend assumed for next year	5.82%	5.71%
Ultimate trend rate	4.30%	4.30%
Year ultimate rate is reached	2073	2094

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 percentage point increase	1 percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$3	$(3)

During fiscal 2016, we contributed $52 million to our defined benefit pension plans, of which $31 million was voluntary. We expect to contribute approximately $15 million of required contributions to the defined benefit pension plans in fiscal 2017. In addition, we contributed $5 million to the other postretirement benefit plans during fiscal 2016. We expect to contribute approximately $7 million to these other postretirement benefit plans during fiscal 2017.
Estimated future benefit payments for our pension and other postretirement benefit plans are expected to be:

Fiscal	Pension Benefits	Other Postretirement Benefits
2017	$141	$7
2018	121	7
2019	127	7
2020	132	7
2021	138	7
2022-2026	780	31

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
Private Equity
Private equity investments consist of investments in limited partnerships or commingled vehicles with managers who purchase interests in non-public companies. Sub-categories of private equity may include venture capital, early stage, special situations or restructuring funds. Private equity funds typically have low liquidity, a 10 year or longer investment commitment, and valuation methodologies that require the use of significant unobservable inputs. Private equity investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. For the periods ended January 3, 2016 and March 29, 2015, no material adjustments were made to fund NAVs. As of January 3, 2016, unfunded capital commitments to private equity investments were $23 million.
Absolute Return (Market Sectors/Arbitrage)
Absolute return strategies are investments with managers who seek specified levels of absolute returns with minimal correlation to market movements. Absolute return managers typically invest in futures, forwards or options on a variety of asset classes. Market sector strategies seek to capitalize on movements in commodity, currency, interest rate and/or other traditional markets while arbitrage strategies focus on credit, volatility or other alternative asset classes. Investments are typically made in limited partnerships and classified as Level 2 when funds offer daily to quarterly liquidity at fund NAVs and reported values are based on significant observable inputs. All other investments are classified as Level 3 and are typically valued at the most recently published NAV of the fund, unless management believes an adjustment is warranted as described above. As of January 3, 2016, unfunded capital commitments to absolute return investments were $3 million.
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
Fixed Income (Investment/Non-Investment Grade)
Fixed income investments consist of public and private fixed income securities of U.S. and non-U.S. government and corporate issuers, fixed income mutual funds and interest rate derivatives intended to hedge a portion of the pension plan's sensitivity to interest changes. Fixed income investments made directly through managed (separate) account structures and valued based upon closing prices reported in the active trading markets are classified as Level 1. Over-the-counter derivatives and fixed income investments made indirectly via pooled funds offering daily to quarterly liquidity and valued at the NAV of the fund are classified as Level 2. Fixed income investments with low liquidity and valuation methodologies that require the use of significant unobservable inputs are classified as Level 3. As of January 3, 2016, unfunded capital commitments to fixed income investments were $12 million.
The fair value methods employed by PCC as noted above may not be validated at the time of sale and may not reflect future fair value measurements. The use of different assumptions of valuation methodologies may lead to different fair value measurements.
Cash/Other
Cash and other investments include highly liquid money market securities, demand deposits and other cash equivalents.
The table below sets forth our target asset allocation for fiscal 2016 and the actual allocations at January 3, 2016 and March 29, 2015:

	Target Allocation			Actual Allocation	Actual Allocation
	2016			January 3, 2016	March 29, 2015
Equity	25%	–	60%	44%	46%
Fixed Income	5%	–	50%	22%	23%
Absolute Return	5%	–	40%	16%	16%
Royalties	0%	–	15%	14%	12%
Cash/Other	1%	–	10%	4%	3%
Total				100%	100%

The fair value of our pension plan assets at January 3, 2016 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$300	$181	$—	$481
Hedged	48	179	1	228
Private Equity	—	—	324	324
Total Equity	348	360	325	1,033
Absolute Return:
Market Sectors	24	216	—	240
Arbitrage	—	125	2	127
Total Absolute Return	24	341	2	367
Royalties	—	328	—	328
Fixed Income:
Investment Grade	340	33	—	373
Non-Investment Grade	4	45	82	131
Total Fixed Income	344	78	82	504
Cash/Other	83	1	—	84
Total	$799	$1,108	$409	$2,316

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the nine months ended January 3, 2016:

	Investment
	Hedge Equity	Private Equity	Arbitrage	Fixed Income - Non-Investment Grade	Total

March 29, 2015	$1	$316	$2	$95	$414
Realized Gain	—	—	—	9	9
Unrealized Gain/(Loss)	—	(9)	—	(5)	(14)
Contributions	—	27	1	5	33
Redemptions	—	(10)	(1)	(22)	(33)
Transfers Into Level 3	—	—	—	—	—
January 3, 2016	$1	$324	$2	$82	$409

The fair value of our pension plan assets at March 29, 2015 by asset category are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Equity:
Long	$327	$182	$—	$509
Hedged	50	197	1	248
Private Equity	—	—	316	316
Total Equity	377	379	317	1,073
Absolute Return:
Market Sectors	24	196	—	220
Arbitrage	—	149	2	151
Total Absolute Return	24	345	2	371
Royalties	—	277	—	277
Fixed Income:
Investment Grade	360	34	—	394
Non-Investment Grade	4	51	95	150
Total Fixed Income	364	85	95	544
Cash/Other	59	1	—	60
Total	$824	$1,087	$414	$2,325

The table below sets forth a summary of changes in the fair value of the pension plan’s Level 3 assets for the year ended March 29, 2015:

	Investment
	Hedge Equity	Private Equity	Arbitrage	Fixed Income - Non-Investment Grade	Total

March 30, 2014	$1	$226	$3	$66	$296
Realized Gain	—	—	—	2	2
Unrealized Gain/(Loss)	—	3	(1)	3	5
Contributions	—	91	—	34	125
Redemptions	(1)	(4)	—	(10)	(15)
Transfers Into Level 3	1	—	—	—	1
March 29, 2015	$1	$316	$2	$95	$414

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

				Contributions of PCC
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)	FIP/RP Status (b)	FY2016	FY2015	FY2014	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Plan	51-6031295/ 002 (c)	Green	Not Applicable	$1	$1	$1	No	2/28/2021 6/30/2017 8/15/2016
Steelworkers Pension Trust	23-6648508/ 499	Green	Not Applicable	3	4	4	No	8/10/2018 9/17/2017
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001 (c)(d)	Yellow	Implemented	1	1	1	No	6/15/2019 7/15/2017
		Total Contributions:		$5	$6	$6

(a) Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in fiscal 2016 is for the plan's year-end at December 31, 2014. The zone status is based on the latest information that we received from the plan and is certified by the plan's actuary.

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

(d) Beginning on January 1, 2010, the minimum contribution rate required to be paid by the employers is equal to the base contribution rate in effect, for the collective bargaining agreement in effect on September 30, 2008, multiplied by 275% after January 1, 2014.
Defined contribution plans
The expense related to employer contributions to our defined contribution plans was $33 million, $38 million and $35 million in fiscal 2016, 2015 and 2014, respectively.

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

Our chief operating decision maker evaluates performance and allocates resources based on revenues, operating income and net assets employed. The accounting policies of the reportable segments are the same as those described in Note 1—Summary of significant accounting policies. Segment results are as follows:

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
Net sales:
Investment Cast Products	$1,911	$2,536	$2,462
Forged Products	2,779	4,259	4,189
Airframe Products	2,312	3,210	2,882
Consolidated net sales	$7,002	$10,005	$9,533
Intercompany sales activity (1):
Investment Cast Products (2)	$203	$273	$276
Forged Products (3)	1,142	1,857	1,770
Airframe Products (4)	214	272	203
Total intercompany sales activity	$1,559	$2,402	$2,249
Segment operating income (loss):
Investment Cast Products	$703	$913	$874
Forged Products	415	1,008	1,075
Airframe Products	505	968	863
Corporate expense	(234)	(150)	(153)
Restructuring and asset impairment (5)	(56)	(135)	—
Total segment operating income	1,333	2,604	2,659
Interest expense, net	83	65	71
Consolidated income before income taxes and equity in (loss) earnings of unconsolidated affiliates	$1,250	$2,539	$2,588
Depreciation and amortization expense:
Investment Cast Products	$34	$42	$39
Forged Products	147	190	171
Airframe Products	69	82	71
Corporate	9	11	11
Consolidated depreciation and amortization expense	$259	$325	$292
Capital expenditures:
Investment Cast Products	$40	$54	$49
Forged Products	201	260	231
Airframe Products	74	137	69
Corporate	22	4	2
Consolidated capital expenditures	$337	$455	$351
Total assets:
Investment Cast Products	$1,871	$1,577
Forged Products (6)	10,257	10,209
Airframe Products	7,593	6,958
Corporate (7)	745	628
Discontinued operations	31	56
Consolidated total assets	$20,497	$19,428

(1)	Intercompany sales activity consists of each segment’s total intercompany sales activity, including intercompany sales activity within a segment and between segments.

(2)	Investment Cast Products: Includes intersegment sales activity of $28 million, $39 million and $44 million for fiscal 2016, 2015 and 2014, respectively.

(3)	Forged Products: Includes intersegment sales activity of $78 million, $123 million and $128 million for fiscal 2016, 2015 and 2014, respectively.

(4)	Airframe Products: Includes intersegment sales activity of $6 million, $6 million and $7 million for fiscal 2016, 2015 and 2014, respectively.

(5)	See Note 20 for detail of inventory and other asset impairment charges by segment.

(6)	Forged Products assets include $221 million and $235 million in fiscal 2016 and 2015, respectively, related to investments in unconsolidated affiliates.

(7)	Corporate assets consist principally of cash and cash equivalents, property, plant & equipment and other assets.

Net direct sales to General Electric Company were approximately 15 percent, 13 percent and 13 percent of total sales in fiscal 2016, 2015 and 2014, respectively. Net direct sales to The Boeing Company were approximately 10 percent of total sales in fiscal 2016 and although less than 10 percent of total sales were considered significant in fiscal 2015 and 2014.

	Boeing	General Electric
	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	January 3, 2016	March 29, 2015	March 30, 2014
Investment Cast Products	$10	$701	$828	$736
Forged Products	177	340	435	412
Airframe Products	527	37	36	66
	$714	$1,078	$1,299	$1,214

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

	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015	March 30, 2014
United States	$5,859	$8,258	$7,742
United Kingdom	638	968	1,087
Other countries	505	779	704
Net sales	$7,002	$10,005	$9,533

	January 3, 2016	March 29, 2015
United States	$2,515	$2,247
United Kingdom	248	233
Other countries	222	206
Assets of discontinued operations	4	20
Total tangible long-lived assets (1)	$2,989	$2,706

(1)	Long-lived assets exclude $225 million and $238 million in fiscal 2016 and 2015, respectively, related to investments in unconsolidated affiliates.

20. Inventory and other asset impairment charges
During fiscal 2016, we recognized a non-cash inventory impairment charge of $43 million, pre-tax, primarily in our oil & gas, pipe and associated raw material operations, reflecting the more challenging environment and declines in market value. In addition, in response to the current market conditions, we wrote down the carrying value of our available for sale securities due to the severity and duration of the decline in market value of the investments, which resulted in a pre-tax charge of $54 million in fiscal 2016.
In the fourth quarter of fiscal 2015, we recognized a non-cash inventory and other asset impairment charge of $127 million, pre-tax, primarily in our oil & gas, pipe and associated raw material operations, reflecting the more challenging environment, declines in market value, and size or quality characteristics that impact marketability. In addition, to improve our cost structure and in response to the current market conditions, we implemented headcount reductions at impacted operations, which resulted in a pre-tax charge of $8 million in the fourth quarter of fiscal 2015. These restructuring plans provided for terminations of approximately 490 employees in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016. As of January 3, 2016, there were no accrued liabilities remaining related to our restructuring plans.

Restructuring and asset impairment charges incurred in fiscal 2016 and 2015 were recorded in the Consolidated Statement of Income as follows:

	Nine Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015
Cost of goods sold	$43	$127
Restructuring and asset impairment	56	8
Equity in loss of unconsolidated affiliates	—	174
	$99	$309

Restructuring and asset impairment charges incurred in fiscal 2016 and 2015 recorded by segment are as follows:

	Nine Months Ended	Twelve Months Ended
	January 3, 2016	March 29, 2015
Investment Cast Products	$—	$4
Forged Products	99	127
Airframe Products	—	4
	$99	$135

21. Transition period comparative data

Consolidated Statements of Income Data

	Nine Months Ended
	January 3, 2016	December 28, 2014
(In millions, except per share data)		(Unaudited)
Net sales	$7,002	$7,501
Total costs and expenses	5,752	5,435
Income before income tax expense and equity in loss of unconsolidated affiliates	1,250	2,066
Income tax expense	(420)	(667)
Equity in loss of unconsolidated affiliates	(6)	(2)
Net income from continuing operations	824	1,397
Net loss from discontinued operations	(7)	(1)
Net income	817	1,396
Net income attributable to noncontrolling interests	(4)	(1)
Net income attributable to Precision Castparts Corp. (“PCC”)	$813	$1,395
Net income (loss) per common share attributable to PCC shareholders— basic:
Net income per share from continuing operations	$5.95	$9.73
Net loss per share from discontinued operations	(0.05)	(0.01)
Net income per share (basic)	$5.90	$9.72
Net income (loss) per common share attributable to PCC shareholders— diluted:
Net income per share from continuing operations	$5.92	$9.66
Net loss per share from discontinued operations	(0.05)	(0.01)
Net income per share (diluted)	$5.87	$9.65
Weighted average common shares outstanding:
Basic	137.7	143.5
Diluted	138.6	144.5

Condensed Consolidated Statements of Cash Flows Data

	Nine Months Ended
	January 3, 2016	December 28, 2014
(In millions)		(Unaudited)
Net cash provided by operating activities	953	1,242
Net cash used by investing activities	(1,437)	(865)
Net cash provided (used) by financing activities	365	(247)
Effect of exchange rate changes on cash and cash equivalents	(12)	(61)
Net (decrease) increase in cash and cash equivalents	(131)	69
Cash and cash equivalents at beginning of period	474	361
Cash and cash equivalents at end of period	$343	$430

22. Subsequent events

•
On January 29, 2016, Berkshire completed the acquisition of PCC for $235 per share in an all-cash transaction. The transaction was valued at approximately $37.2 billion, including outstanding PCC net debt.

•	On February 2, 2016, we completed a small acquisition in the Airframe Products segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Precision Castparts Corp.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Precision Castparts Corp. and subsidiaries (the "Company") as of January 3, 2016 and March 29, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the period March 30, 2015 through January 3, 2016 and for each of the two years in the period ended March 29, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Precision Castparts Corp. and subsidiaries at January 3, 2016 and March 29, 2015, and the results of their operations and their cash flows for the period March 30, 2015 through January 3, 2016, and for each of the two years in the period ended March 29, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
April 8, 2016

Quarterly Financial Information (1)

(Unaudited) (In millions, except per share data)
2016	1st Quarter	2nd Quarter	3rd Quarter
Net sales	$2,412	$2,287	$2,303
Gross profit	$787	$715	$501
Net income	$400	$344	$73
Net income (loss) attributable to PCC shareholders:
Continuing operations	$399	$344	$77
Discontinued operations	—	(1)	(6)
	$399	$343	$71
Net income (loss) per share-basic:
Continuing operations	$2.89	$2.50	$0.56
Discontinued operations	—	(0.01)	(0.04)
	$2.89	$2.49	$0.52
Net income (loss) per share-diluted:
Continuing operations	$2.87	$2.49	$0.56
Discontinued operations	—	(0.01)	(0.05)
	$2.87	$2.48	$0.51
Cash dividends per share	$0.03	$0.03	$0.03
Common stock prices:
High	$221.91	$231.47	$232.58
Low	$200.27	$187.00	$228.77
End	$203.20	$229.03	$232.01

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$2,520	$2,522	$2,459	$2,504
Gross profit	$893	$864	$831	$665
Net income	$482	$468	$446	$137
Net income attributable to PCC shareholders:
Continuing operations	$485	$468	$443	$149
Discontinued operations	(2)	(1)	2	(14)
	$483	$467	$445	$135
Net income per share-basic:
Continuing operations	$3.35	$3.27	$3.11	$1.07
Discontinued operations	(0.02)	(0.01)	0.02	(0.11)
	$3.33	$3.26	$3.13	$0.96
Net income per share-diluted:
Continuing operations	$3.32	$3.24	$3.09	$1.06
Discontinued operations	(0.01)	—	0.02	(0.10)
	$3.31	$3.24	$3.11	$0.96
Cash dividends per share	$0.03	$0.03	$0.03	$0.03
Common stock prices:
High	$275.09	$261.49	$245.05	$242.96
Low	$238.01	$226.38	$215.09	$186.17
End	$254.36	$239.50	$241.26	$212.18

 ____________________

(1)	Historical amounts have been restated to present certain businesses as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2016.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— Integrated Framework (2013). Based on our assessment using that criteria, our management concluded that, as of January 3, 2016, the Company’s internal control over financial reporting was effective.
During fiscal 2016, PCC acquired five businesses. Management has excluded these businesses from its assessment of internal control over financial reporting as of January 3, 2016 as it was determined that management could not complete an assessment of the internal control over financial reporting of the acquired businesses in the period between the acquisition date and the date of management's assessment date. Total assets and revenues of these acquisitions represent approximately 5.9% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended January 3, 2016.

Our internal control over financial reporting as of January 3, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Precision Castparts Corp.
Portland, Oregon

We have audited the internal control over financial reporting of Precision Castparts Corp. and subsidiaries (the "Company") as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at five businesses, which were acquired during the period March 30, 2015 through January 3, 2016, and whose financial statements constitute, in aggregate, 5.9% of total assets and 1.2% of revenues of the consolidated financial statement amounts as of and for the period ended January 3, 2016. Accordingly, our audit did not include the internal control over financial reporting at such businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the period March 30, 2015 through January 3, 2016 of the Company and our report dated April 8, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
April 8, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company incurred the following fees for services performed by Deloitte & Touche for fiscal 2016 and 2015:

2016
Audit Fees	$10,562,530
Audit Related Fees	257,600
Tax Fees	122,000
All Other Fees	—

2015
Audit Fees	$9,545,728
Audit Related Fees	189,800
Tax Fees	83,605
All Other Fees	—

Audit fees include annual audit of the Company's consolidated financial statements and review of interim financial statements in the Company's Quarterly Reports on Form 10-Q. Audit related fees include audits of the Company's employee benefit plans, acquisition due diligence, review of registration statements and issuance of comfort letters and other audit reports required by regulation or contract. Tax fees include tax advice and planning for income and other taxes for various legal entities of the Company and tax-related acquisition date due diligence.

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
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

2.1
Agreement and Plan of Merger, dated as of August 8, 2015, by and among Precision Castparts Corp., Berkshire Hathaway Inc. and NW Merger Sub Inc. (Incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed August 10, 2015.)

3.1	Amended and Restated Articles of Incorporation of Precision Castparts Corp., adopted January 29, 2016 (Incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed February 4, 2016.)

3.2	Amended and Restated Bylaws of Precision Castparts Corp., adopted January 29, 2016 (Incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed February 4, 2016.)

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

4.3
Twenty-Seventh Supplemental Indenture dated June 10, 2015 between Precision Castparts Corp. and U.S. Bank National Association (including forms of Notes) (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed June 5, 2015.)

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

10.2
Credit Agreement, dated December 14, 2015, by and among Precision Castparts Corp., Bank of America, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Mizuho Bank, Ltd., PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and other lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed December 17, 2015.)

10.3
Amendment No. 2 and Consent to Credit Agreement, dated June 15, 2015, among Precision Castparts Corp. and Bank of America, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed August 7, 2015.)

10.4
Amendment No. 3, dated December 14, 2015, among Precision Castparts Corp., Bank of America, N.A., and the financial institutions party thereto, to that certain Credit Agreement, dated December 16, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed December 17, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(b) See a(3) above.
(c) See a(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISION CASTPARTS CORP.

BY:	/S/ MARK DONEGAN
Mark Donegan Chairman and Chief Executive Officer
Dated: April 8, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As officers or directors of PRECISION CASTPARTS CORP.

/S/ MARK DONEGAN	Chairman and Chief Executive Officer	April 8, 2016
Mark Donegan

/S/ SHAWN R. HAGEL	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2016
Shawn R. Hagel

/S/ RUTH A. BEYER	Director	April 8, 2016
Ruth A. Beyer

/S/ MARC D. HAMBURG	Director	April 8, 2016
Marc D. Hamburg